Form 10QSB
period 1995-09-30
TGC INDUSTRIES INC
filed 1995-11-13
CIK 799165

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                           FORM  10-QSB

          (Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDING SEPTEMBER 30, 1995.

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM _____ TO _____.

Commission File Number 0-14908

                       TGC INDUSTRIES, INC.

(Exact name of small business issuer as specified in its charter)

              Texas                              74-2095844
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)             Identification Number)

       1304 Summit Avenue, Suite 2
               Plano, Texas                       75074

(Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code:   214/881-1099

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            X
                      Yes _____     NO _____

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

            Class                 Outstanding at November 1, 1995

Common Stock ($.10 Par Value)             6,166,018

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

     Incorporated herein is the following unaudited financial information:

          Consolidated Balance Sheet as of September 30, 1995.

          Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 1995 and 1994

          Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1995 and 1994.

          Notes to Consolidated Financial Statements.


                            TGC INDUSTRIES, INC.

                         CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                              September 30, 1995

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                      $   118,663
     Accounts receivable, net                         3,184,404
     Inventories                                      4,379,374
     Prepaid expenses                                   627,826
     Refundable income taxes                             28,250

          Total current assets                        8,338,517

PROPERTY, PLANT, AND EQUIPMENT  -- at cost
     Buildings                                        1,400,951
     Machinery and equipment                          7,735,800

                                                      9,136,751

     Less accumulated depreciation                    3,399,272

                                                      5,737,479
     Land                                               483,992

                                                      6,221,471
OTHER ASSETS

     Intangible assets, net                             715,358
     Other                                               34,359

          Total other assets                            749,717

          Total assets                              $15,309,705

See notes to consolidated financial statements.

                            TGC INDUSTRIES, INC.

                  CONSOLIDATED BALANCE SHEET  --  CONTINUED
                                (Unaudited)

                                              September 30, 1995

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Trade accounts payable                         $ 3,084,240
     Accrued liabilities                              1,047,549
     Advance billings                                   388,213
     Current maturities of long-term obligations        740,321

          Total current liabilities                   5,260,323

LONG-TERM OBLIGATIONS, less current maturities        6,863,312

COMMITMENTS AND CONTINGENCIES                               -

STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value - authorized
       shares, 4,000,000; issued and outstanding
       shares, none                                         -
     Common stock, $.10 par value - authorized
       shares, 25,000,000; issued shares,
       6,232,152                                        623,215
     Additional paid-in capital                       4,699,642
     Accumulated deficit                             (1,969,265)
     Treasury stock, at cost, 66,134 shares            (167,522)

          Total stockholders' equity                  3,186,070

          Total liabilities
            and stockholders' equity                $15,309,705

See notes to consolidated financial statements.

                                   TGC INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                              Three Months Ended       Nine Months Ended
                                 September 30,           September 30,
                               1995         1994       1995        1994

REVENUE
   Service Revenue           $1,758,053  $ 1,824,113   $ 5,490,505  $ 4,212,463
   Sales                      3,719,461    5,146,712    11,413,514   12,587,541

                              5,477,514    6,970,825    16,904,019   16,800,004

COSTS AND EXPENSES
   Cost of services           1,827,525    1,317,326     4,992,381    3,024,694
   Cost of sales              3,425,311    4,449,668    10,094,635   10,739,499
   Selling, general
     and administrative         772,143      821,639     2,329,332    2,199,318
   Interest                     210,525      180,520       599,037      446,707

                              6,235,504    6,769,153    18,015,385   16,410,218
      INCOME (LOSS) BEFORE
      INCOME TAXES             (757,990)     201,672    (1,111,366)     389,786

Provision for income taxes          -         69,057           -        133,016

      NET INCOME (LOSS)      $ (757,990)  $  132,615   $(1,111,366) $   256,770

Earnings (loss) per
common share:
   Primary                       $(.13)       $ .02        $(.20)       $ .05
   Fully-diluted                 $(.13)       $ .--        $(.20)       $ .04

Weighted average number of
shares used in computing
earnings (loss) per share:
   Primary                     5,880,949    5,769,610     5,602,657    5,691,869
   Fully-diluted               5,880,949          -       5,602,657    5,788,971

See notes to consolidated financial statements.

                                   TGC INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                         Nine Months Ended
                                                            September 30,
                                                         1995           1994

INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                               $(1,111,366)   $  256,770
     Adjustments to reconcile net income
       (loss) to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                 1,016,742        517,829
         Non-cash interest expense                         4,874            -
         Gain on disposal of equipment                   (34,044)       (38,861)
         Change in assets and liabilities:
           Accounts receivable                           (88,894)      (971,785)
           Inventories                                (1,586,485)       351,737
           Prepaid expenses                              (77,015)      (343,529)
           Trade accounts payable                        877,044        954,500
           Accrued liabilities                           248,921        (97,287)
           Advance billings                              175,093       (204,187)
           Income taxes payable                              -          153,624

             NET CASH PROVIDED BY (USED IN)
             OPERATING ACTIVITIES                       (575,130)       578,811

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to machinery
     and equipment                                   (886,339)     (2,264,209)
     Payment for purchase of acquired business               -       (1,083,145)
     Proceeds from disposal of machinery
       and equipment                                     54,877         38,861
     Increase in other assets                            (2,095)      (111,901)

             NET CASH USED IN
             INVESTING ACTIVITIES                      (833,557)    (3,420,394)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from the issuance of stock            756,852           -
     Principal payments of debt obligations            (645,578)     (142,991)
     Net proceeds from line-of-credit                 1,144,816     2,132,944
     Proceeds from the issuance of debt                     -         650,000

             NET CASH PROVIDED BY
             FINANCING ACTIVITIES                     1,256,090     2,639,953

             NET DECREASE IN
             CASH AND CASH EQUIVALENTS                 (152,597)     (201,630)

Cash and cash equivalents at beginning of period        271,260       630,267

             CASH AND CASH EQUIVALENTS
             AT END OF PERIOD                        $  118,663    $  428,637

CASH PAID DURING THE PERIOD FOR:
             Interest                                $  273,138    $  439,904
             Taxes                                          -      $   12,016

NON-CASH INVESTING AND FINANCING ACTIVITIES:

On January 9, 1995, options for 4,000 shares and 2,332 shares of Common Stock at an exercise price of $.875 and $1.00, respectively, per share were exercised. The Company received 1,458 shares of its Common Stock at a market value of $4.00 per share as payment for the exercise of the options.

On July 28, 1995, 64,676 shares of Common Stock were contributed to the Company by a director of TGC. The Company included these shares in its treasury stock account at $2.50 per share which represents the fair market value of the Company's
Common Stock on the date of the transaction.

On August 1, 1995, 4,874 Units (as described in NOTE G) were issued to certain executive officers and directors of the Company as payment for accrued interest on $200,000 in short-term debt that were exchanged for private placement Units on July 31, 1995.

In connection with the May 25, 1994 business acquisition of Fisher Bag assets, the Company paid cash at closing of $1,083,145, assumed liabilities of $93,500 and incurred notes payable of $537,500 for the fair market value of certain current assets and certain fixed assets, and goodwill in the amount of $724,398. Also, on May 31, 1994, the 9% Convertible
Subordinated Debentures were converted into 26,666 shares of Common Stock. On July 12,
1994, 500,000 shares of Convertible Preferred Stock were converted into 1,530,000 shares of Common Stock.

See notes to consolidated financial statements.

TGC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1995

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in financial position in conformity with generally accepted accounting principles.

NOTE B -- MANAGEMENT REPRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included. The results of the interim periods are not necessarily indicative of results to be expected for the entire year. For further information refer to the financial statements and the footnotes thereto included in the
Company's Annual Report for the year ended December 31, 1994, filed on Form 10-KSB.

NOTE C -- EARNINGS (LOSS) PER SHARE

Primary and fully-diluted loss per share for the quarter and nine months ended
September 30, 1995, were calculated by dividing net loss for the respective periods by the weighted average number of shares of Common Stock outstanding for the respective period.

Primary earnings per share for the quarter ended September 30, 1994, was calculated by dividing net income for the quarter by the sum of shares issued and outstanding for the entire period plus 1,530,000 shares of Common Stock that were converted from Convertible
Preferred Stock on July 12, 1994, and 415,964 shares which represent Common Stock equivalents from incentive stock options. There is no fully-diluted earnings per share calculation for the quarter ended September 30, 1994, as there are only Common Stock and
Common Stock equivalents.

Primary earnings per share for the nine months ended September 30, 1994, was calculated by dividing net income for the period by the sum of shares issued and outstanding for the entire period plus 12,014 weighted average shares outstanding from the May 31, 1994 conversion of 9% Convertible Subordinated Debentures, 1,530,000 shares of Common Stock converted from Convertible Preferred Stock on July 12, 1994, and 352,875 shares which represent Common Stock equivalents from incentive stock options.

The fully-diluted earnings per share calculation for the nine months ended September 30,
1994, is based on an increase of 9,768 shares from the primary total of 12,014 to 21,782 weighted average shares from the May 31, 1994 conversion of 9% Convertible Subordinated
Debentures and an increase in the number of Common Stock equivalents from incentive stock options to 440,209 from the primary total of 352,875.

NOTE D -- DEBT OBLIGATIONS

As of May 5, 1995, the Company received $200,000 in debt financing from certain executive officers and directors of the Company. The financing consisted of short-term notes with a maturity date of October 31, 1995, bearing interest at a rate of 10% per annum. As discussed in NOTE G, on July 31, 1995, certain executive officers and directors exchanged the $200,000 of short-term notes for Units being offered by the Company through a private placement.

On June 14, 1995, Union Camp Corporation agreed to a forbearance of the monthly principal payments on the $3,761,537 promissory note for a period of three months. The $31,346.14 monthly principal payments due on the first day of July, August and September of 1995 will be deferred with the agreement that the total amount thereof ($94,038.42) will be added to the outstanding principal balance otherwise due and payable on July 30, 1998. On October 27, 1995, Union Camp Corporation agreed to a forbearance of all but $1,000 of the monthly principal payment of $31,346.14 due on November 1, 1995.

NOTE E -- PROFORMA - ACQUISITION OF ASSETS OF FISHER BAG COMPANY

On May 25, 1994, the Company, through its wholly-owned subsidiary
Chase Packaging
Corporation, acquired from Fisher Bag Company substantially all of its business (located in Seattle, Washington) of manufacturing and marketing agricultural and industrial bags and other packaging materials. This acquisition was accounted for as a purchase and, accordingly, the accompanying financial statements reflect the assets, liabilities and operating results of this purchase beginning May 25, 1994.

The following unaudited proforma information presents the consolidated results for the nine months ended September 30, 1994, as though the acquisition of the Fisher assets had been consummated on January 1, 1994. The proforma calculations and adjustments have been made to reflect purchase accounting. All significant inter-company balances and transactions have been eliminated. The proforma data is reported below in thousands of dollars except per share data.

TGC Industries, Inc. Proforma Information (Unaudited)

(In 000's, except income per share)

                                                   Nine months ended
                                                   September 30, 1994

Revenues                                              $     18,621

Net income                                            $        160

Proforma income per share                             $        .03

NOTE F -- DEBT COVENANT NON-COMPLIANCE

As previously disclosed in the Company's annual report on Form 10-KSB for the period ended December 31, 1994, Chase was in violation of the tangible net worth covenant on the note payable to Union Camp. As a result of this violation, Chase was also in violation of the bank line-of-credit. During the first quarter of 1995, Chase received waivers through
January 1, 1996, of the violation ("grace period").

During the second quarter of 1995, Chase received an extension of the waiver from Union
Camp for an additional period of one year ending on January 1, 1997.

NOTE G -- PRIVATE PLACEMENT

Effective September 30, 1995, the Company concluded a private placement offering of Units pursuant to its terms having completed closings with total proceeds of $742,300 in Units.
The private placement offering, which commenced in July of 1995, was for a minimum of
400,000 and a maximum of 1,000,000 of Units, at $1.00 per Unit, with each Unit consisting of one share of the Company's Common Stock and one Warrant to purchase one share of the Company's Common Stock for a period of three years at $1.50 per share for the first
18 months and $2.00 per share thereafter. The private placement of Units included the exchange of $200,000 in short-term debt discussed in NOTE D held by certain executive officers and directors of the Company who exchanged such debt for the Units offered in the private placement. As privately-placed Units, such securities are subject to restriction against transfer. A Placement Agent received a commission equal to 6% of the gross proceeds of the sale of the Units. Two directors of the Company, because of their affiliation with the Placement Agent, received compensation in connection with this private placement.

As previously disclosed, for shareholders of the Company who did not participate in the above private offering, the Company intends to make a distribution of rights to such holders of record on a record date to be established. The Company had previously disclosed that it had intended to establish a record date with respect to such distribution within fifteen days following the conclusion of the above private placement.
However, the Company has decided to postpone the setting of the record date and the distribution of the rights to a future date. Each such right would entitle the holder thereof to purchase one Unit having the same terms as the Unit offered in the private placement at $1.50 per Unit for a period of 30 days. The Company intends to offer
1,000,000 Units by such distribution of rights to the shareholders not participating in the private placement. The distribution of rights would be subject to regulatory approval.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

OPERATING RESULTS

Revenues were $5,477,514 for the quarter ended September 30, 1995, compared to revenues of $6,970,825 for the same period of the prior year. Net loss was $757,990 for the third quarter of 1995, as compared to net income of $132,615 for the third quarter of 1994.

For the nine months ended September 30, 1995, revenues were $16,904,019 compared to revenues of $16,800,004 for the same period of 1994. Net loss for the nine months ended
September 30, 1995, was $1,111,366 compared to net income of $256,770 for the same period of the prior year.

Revenue declined in the 1995 third quarter when compared to the same period of the prior year primarily due to a 28% decrease in packaging revenues. Profit margins for the 1995 third quarter decreased 81% from the 1994 third quarter primarily due to higher crew operating expenses in the geophysical operation and lower revenues combined with an unfavorable sales mix at the packaging operation. The reduced profit margins, higher selling expenses and additional interest expense from increased borrowings resulted in consolidated net losses for the quarter and nine months ended September 30, 1995.

PACKAGING OPERATION

Revenues for Chase Packaging Corporation were $3,719,461 for the third quarter of 1995 and $11,413,514 for the nine months year-to-date in 1995 as compared to $5,146,712 for the third quarter of 1994 and $12,587,541 for the nine months ended September 30, 1994.
Operating losses before interest and taxes were $287,913 for the third quarter of 1995 and
$437,271 for the nine months ended September 30, 1995 as compared to an operating profit before interest and taxes of $101,648 for the 1994 third quarter and an operating profit before interest and taxes of $175,207 for the nine months ended September 30, 1994.
Interest expense for the 1995 third quarter increased $25,220 to $198,910 from the 1994 third quarter expense of $173,690. Interest expense for the nine months ended
September 30, 1995 increased to $559,006 as compared to $433,302 for the same period of the prior year. The increase in interest expense was attributable to increased borrowings to finance working capital requirements, higher interest rates, and additional borrowing required for the May 1994 Fisher Bag asset acquisition.

Several factors contributed to the 1995 operating losses at Chase. Low demand for Chase's paper mesh and polyknit products as a result of large sizing and low market prices for the
1994-95 Idaho potato crop reduced sales of Chase's consumer size bags by 38% in the first half of 1995 when compared to the same period of 1994. Incremental benefit gained by increased sales of burlap bags, multiwall paper bags and circular woven polypropylene bags during the first six months of 1995 was offset by the lower profit contribution of these products when compared to sales of Chase's consumer-size mesh potato bags.

In the 1995 third quarter, package revenues dropped sharply when compared to the 1994 third quarter as a cool summer delayed the 1995 harvest of both onions and potatoes in the
Northwest. The 1994 onion crop came in early as a result of a dry spring, placing high demand on Chase's fabric and bag inventories as onion growers shipped early last year. A strong export market to Asia also supported sales in the 1994 third quarter. The delay in the 1995 onion harvest combined with a weak export market has increased domestic onion supplies and lowered market prices for the 1995-96 crop. Sales of Chase's woven paper mesh and polypropylene fabric to other converters, who also serve the onion and potato markets, has decreased 25% for the nine months ended September 30, 1995, when compared to the same period of 1994.

Also depressing Chase's profit margins in 1995 are higher polypropylene resin prices which rose from $.28 per pound in March of 1994 to a high of $.52 per pound in June of
1995 before dropping back to $.47 per pound in September. As the primary raw material in Chase's woven polypropylene fabric and bag products for the onion and potato markets, each $.01 per pound increase in polypropylene resin prices adds approximately $2,700 to Chase's monthly manufacturing costs. Competitive pricing pressures from domestic suppliers and from foreign imports, primarily Mexico, have prevented Chase from passing these increased costs through to customers. These increased costs, combined with lower fabric sales volume, have been the primary factors contributing to a nine percentage point drop in profit margins for Chase's woven polypropylene products in the first nine months of
1995 when compared to the corresponding nine-month results for 1994.

As a result of the reduced sales volume from the delayed 1995 onion and potato harvest,
Chase management is scaling back production to bring inventory levels in line with the current reduced demand for fabric and bags. An aggressive inventory reduction program has been initiated, labor costs are being reduced and overhead expenses are being closely scrutinized. The lower sales levels combined with these production cut-backs will have a negative impact and add to Chase's continuing losses in the 1995 fourth quarter. Lower production of Chase's core products will result in underabsorption of indirect and overhead expenses, thereby increasing unit costs and reducing profit margins to extremely low levels.

The potato crop outlook for the 1995-96 season appears to be favorable for Chase's consumer-size bags due to the small size of the potatoes being harvested and reasonably steady market prices for the crop. An oversupply of domestic onions, however, could result in overall lower onion bag and fabric sales. Positive factors for Chase are new customers gained from the high quality of the new pre-print bags and increased sales of circular woven polypropylene bags to grass seed markets. Also, polypropylene resin prices have moderated and management believes that such prices should decline for the foreseeable future.

Chase management's goal will be to bring manufacturing costs in line with the level of sales generated by current agricultural markets to ensure that the packaging operation can achieve consistent profitability. A new president commenced employment at Chase in
October of 1995 and has initiated a program to reduce expenses and increase efficiencies to enable Chase to become a lower-cost producer of fabric and bags. Chase will actively pursue expansion of sales efforts into other geographic markets and will continue to search for new opportunities to expand its product lines. A new film potato bag customer has been added this season which should add significantly to packaging revenues. The
Company is also working toward a sales/service arrangement with several manufacturers of packaging equipment. Due to competitive pressures and the uncertain nature of predicting agricultural crops, however, no assurance can be given that the Company's plans will achieve the intended results.

GEOPHYSICAL OPERATION

TGC's geophysical service revenue decreased to $1,758,053 for the three months ended
September 30, 1995 compared to revenue of $1,824,113 for the same period of 1994. Revenue for the first nine months of 1995 was $5,490,505 as compared to revenue of $4,212,463 for the same period of 1994. Operating loss before interest and taxes was $259,552 for the 1995 third quarter as compared to operating profit before interest and taxes of $280,544 for the third quarter of 1994. Operating loss before interest and taxes for the nine months ended September 30, 1995 was $75,058 as compared to an operating profit before interest and taxes of $661,286 for the same period of 1994. The 1995 third quarter results were negatively impacted by unseasonably poor weather in Texas and Oklahoma, terrain access problems, and delays in advance preparatory work. The ability of TGC's two crews to record large quantities of seismic data in a short period of time, which is essential for profitability, was limited by these various problems and resulted in crew operating losses. Also, competition on available contracts has increased significantly in
1995. In addition, financial results were negatively impacted in 1995 by a significant increase in non-cash charges for depreciation ($596,261 for the nine months ended
September 30, 1995, as compared to $209,179 for the same period of
1994) as a result of
the Company's capital expansion program in the 1994 third quarter.

The trend in oil and gas exploration for a number of years has been to focus on the larger potential of oil and gas fields outside the United States. In the past two years more of the Company's clients became familiar with 3-D surveys and have had discoveries of oil and gas in the United States using 3-D data. The result was an increase in domestic exploration activity from which the Company benefited in 1994 as one of the few remaining domestic geophysical contractors. In 1995, however, the increased activity has attracted additional geophysical contractors, primarily from Canada, to the U.S. market. In addition, several contracts were cancelled by clients due to lease problems on their 3-D areas of interest. As a result of these cancellations, the Company's planned acquisition schedule was interrupted during the past two quarters.

The domestic demand for 3-D data acquisition services remains positive at this time. The additional capacity achieved with the second crew's Sercel 368/348 data gathering system and the remote seismic units for the Opseis system should allow the Company to meet the demand for its services. The Company currently has a backlog that extends into the first quarter of 1996. The backlog includes a variety of small and large surveys for major and independent oil and gas companies. The Company generally works under turn-key contracts which have more profit potential than fixed term contracts, however, turn-key contracts involve more risk because of the potential downtime from unfavorable weather and other types of delay. With improvements in existing contracts and advance preparatory work, management anticipates a return to favorable revenues with an improvement in profit margins. Due to competitive forces and the unpredictable nature of forecasting weather, however, no assurance can be given that management's expectations can be achieved.

FINANCIAL CONDITION

Cash of $575,130 was used in operating activities in the first nine months of 1995 compared to cash provided by operating activities of $578,811 for the same period of the prior year. The use of funds in 1995 is primarily attributable to the Company's net loss in 1995 and the build-up of inventory at Chase Packaging for the 1995-96 onion and potato seasons, partially offset by increased non-cash charges for depreciation and amortization, and vendor financing through increased trade accounts payable.
Cash used in investing
activities was primarily additions to seismic equipment for field operations at the geophysical division and additions to machinery and equipment at the packaging operation.
Cash provided by financing activities consisted of proceeds from Chase's revolving line-of-credit, proceeds from the issuance of 125,000 shares of Common Stock issued upon exercise of stock options, and proceeds from the private placement of Units, offset by $645,578 in principal payments of debt obligation. The loan balance on Chase's revolving line-of-credit was $3,626,069 at September 30, 1995.

Working capital increased $503,611 to $3,078,194 from the December 31, 1994 balance of
$2,574,583 primarily due to the inventory build-up at Chase Packaging being funded by its long-term revolving line-of-credit. Total accounts receivable (net of allowances) for the period ending September 30, 1995 of $3,184,404 consisted of the packaging operation's accounts receivable of $2,206,227 and the geophysical division's accounts receivable of
$978,177. The current ratio of 1.6 to 1 at September 30, 1995 was the same as the ratio at December 31, 1994.

Stockholders' equity decreased $344,767 from the December 31, 1994 balance to $3,186,070.
The decrease was attributable to the Company's net loss of $1,111,366 for the nine months ended September 30, 1995, partially offset by proceeds from the issuance of Common Stock of $756,852. The stock proceeds consisted of $100,000 from the exercise of stock options by the Company's chairman (125,000 shares of Common Stock at a price of $.80 per share) and $656,852 net proceeds (after sales commissions and other expenses) from the sale of
Units as described in NOTE G.

The decreased liquidity position at Chase resulting from expenditures for the 1994 equipment and expansion programs, the build-up of inventory for the potato and onion harvests, and the operating losses for the fourth quarter of 1994 and first half of 1995 has required the Company to seek additional equity financing to meet the packaging operation's ongoing working capital requirements. As a result, in July of 1995 the
Company commenced an offering for the private placement of Units (as described in NOTE G) which concluded effective September 30, 1995, with total proceeds of $742,300. The net proceeds of this offering (after deducting commissions and expenses associated with the offering, including legal and accounting fees) were used to fund working capital requirements at Chase.

Management at the packaging operation has initiated a plan to aggressively reduce inventory, cut expenses, reduce trade payables and improve supply terms with vendors. The objective of this plan will be to bring manufacturing expenses in line with projected levels of sales, thereby ensuring a positive cash flow.

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            a.   Exhibits -- None.

            b. Reports -- No reports on Form 8-K have been filed during the quarter for which this report is filed.



                                        SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TGC INDUSTRIES, INC.



Date:  November 8, 1995                By: /s/ Allen T. McInnes
                                               Allen T. McInnes
                                               Chairman of the Board, President
                                                (Principal Executive Officer)



Date:  November 8, 1995                       By: /s/ Doug Kirkpatrick
                                                      Doug Kirkpatrick
                                                     Vice President and
                                                          Treasurer
                                                  (Principal Financial
                                                 and Accounting Officer)