Form 10-K
period 1995-12-31
TGC INDUSTRIES INC
filed 1996-03-29
CIK 799165

U.S. SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                            FORM 10-KSB

         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1995
               Commission File Number 0-14908

                    TGC INDUSTRIES, INC.
   (Name of small business issuer in its charter)

            Texas                    74-2095844
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)      Identification No.)

      1304 Summit, Suite 2
          Plano, Texas                  75074
(Address of principal executive     (Zip Code)
offices)

Issuer's telephone number:  (214) 881-1099
Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act:

                Common Stock ($.10 Par Value)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                        Yes   X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   (X)

State issuer's revenues for its most recent fiscal year:  $21,821,502

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold on March 12, 1996: $2,523,168

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                    Outstanding at March 12, 1996
Common Stock ($.10 Par Value)                                       6,166,018

                          Documents Incorporated by Reference

Document                                Part of the Form 10-KSB Into Which
                                        the Document is Incorporated

Portions of the Proxy Statement         Items 9 through 12 of Part III
for Annual Meeting of shareholders
to be held on June 6, 1996

                                      PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

TGC Industries, Inc. ("TGC" or the "Company") is a Texas corporation whose principal business office is located at 1304 Summit Avenue, Suite 2, Plano, Texas 75074, (Telephone: 214/881-1099). TGC's wholly-owned subsidiary is Chase Packaging Corporation ("Chase"), a Texas corporation whose principal business office is located at 2550 NW Nicolai, Portland, Oregon 97210 (Telephone: 503/228-4366).

History

In April 1980, ESI Industries, Inc. ("ESI") formed a wholly-owned subsidiary which acquired certain equipment, instruments and related supplies of Tidelands Geophysical Co., Inc. ("Tidelands"), a Houston-based corporation which had been organized in 1967 and was engaged in the business of conducting seismic, gravity, and magnetic surveys under contracts to companies in the exploration for oil and gas. In July 1986, Tidelands' name was changed to "TGC Industries, Inc."

On June 30, 1986, the Board of Directors of ESI and TGC approved a spin-off whereby substantially all of the shares of TGC owned by ESI were distributed as a stock dividend to ESI security holders. Each ESI shareholder as of the July 15, 1986 record date received one share of TGC Common Stock for every ten shares of ESI Common Stock owned by such shareholder. No fractional shares of TGC were issued in connection with the stock dividend; cash payments were made in lieu of the issuance of fractional shares. Distribution of the TGC Common Stock to the ESI shareholders was made on November 5, 1986, which followed the effective date of the registration statement filed with the Securities and Exchange Commission by approximately five (5) business days. In connection with the spin-off, ESI executed an Agreement for Spin- Off of Subsidiary Stock pursuant to which it transferred its geophysical services assets to TGC and made a capital contribution to TGC of approximately
$600,000 to cover the costs incurred in the Distribution and to provide TGC with working capital.

On July 30, 1993, the Company acquired, through a wholly-owned subsidiary, Chase Packaging Corporation, a specialty packaging business, principally supplying products to the agricultural industry, through the purchase of certain assets of the Chase Packaging division of Union Camp Corporation
("Chase Bag"). The Company financed the acquisition through a combination of debt and equity financing. The debt portion of the financing was provided by means of a purchase money mortgage note from Chase Packaging to Union Camp Corporation, and guaranteed by TGC, in the principal amount of $3,761,537. The note provides for a five-year maturity with monthly principal payments of $31,346 amortized over a period of ten years and commenced on August 1, 1994. Interest accrues at the rate of 8% for the first three years, 9% for the fourth year and 10% for the fifth year, and was payable semi-annually in the first year and monthly thereafter. Under the terms of such note, Chase Packaging Corporation may not take any of the following actions, among others, without obtaining the prior written consent of Union Camp Corporation:
(i) except in the ordinary course of business, consolidate with, merge with, or acquire the stock or assets of another person, firm or entity, whether by merger, consolidation, purchase of stock or otherwise; (ii) except in the ordinary course of business, make loans to any person, firm or entity unless such loans are, in the aggregate, less than $50,000; (iii) incurring, creating, or permitting to exist any other mortgage, assignment, hypothecation, security interest, lien or other encumbrances of the assets securing such note, except for a subordinated security interest therein to the Company's principal lender, Congress Financial Corporation; and (iv) changing, altering, modifying or amending its Articles of Incorporation or Bylaws or other governing documents. The equity portion of the financing resulted in cash of $2,955,000 being raised by TGC through private placement of its securities. $2,383,000 of such proceeds was utilized to purchase inventory (and certain miscellaneous assets) and the balance of $572,000 has been utilized by the Company for working capital. The private financing consisted of the issuance and sale by TGC of 3,068,750 shares of its $.10 par value Common Stock at $.80 per share and 500,000 shares of Convertible Preferred Stock at $1.00 per share (convertible into a maximum of 1,530,000 shares of Common Stock). Also on July 30, 1993, Chase obtained from its primary bank a $2,500,000 working capital revolving line of credit (guaranteed by TGC) which is secured primarily by a first and prior security interest covering all of Chase's inventory and accounts receivable. On September 19, 1994 the maximum credit on the revolving line of credit was increased by Chase's primary bank to $4,000,000.

On January 26, 1996, Chase Packaging was informed by Union Camp Corporation that it was in default under the terms of the Promissory Note dated July 30, 1993 for non-payment of principal and interest and violation of certain debt covenants. On February 9, 1996, Chase was notified by its primary bank that it was in default on the revolving line of credit due to the default on the Union Camp promissory note and due to violation of the tangible net worth covenant in the Accounts Financing Agreement with the bank. (See Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.)

On May 25, 1994, TGC Industries, Inc. acquired, through its wholly-owned subsidiary Chase Packaging Corporation, from Fisher Bag Company, Inc. ("Fisher Bag") of Seattle, Washington, substantially all of its business of manufacturing and marketing agricultural and industrial bags and other packaging materials. The business and assets acquired from Fisher Bag consist of all operating assets of Fisher Bag, including all equipment, inventories, accounts receivable, and proprietary information, but excluding all real property and interests in real estate.

The purchase price paid by Chase Packaging amounted to a total of approximately $1.77 million, which amount was determined on the basis of the fair market value of the current assets acquired, the appraised value of the fixed and other assets acquired, and goodwill in the amount of $785,149. The goodwill included $60,751 for legal and accounting fees related to the purchase that were recorded in July of 1994. The Company financed the acquisition through a combination of purchase money debt and bank debt financing as follows: (1) Two purchase money notes payable by Chase to Fisher Bag in the aggregate principal amount of $537,500; and (2) with respect to the balance of the purchase price, which was paid by delivery of $1,083,145 cash at closing and the assumption of $93,500 in liabilities of Fisher Bag, the cash portion was financed under Chase's revolving credit agreement with its principal lender (which debt is guaranteed by TGC).

With respect to the purchase money notes, the first note in the amount of $137,500 (the "Note") bore interest at the rate of ten percent (10%) per annum with monthly payments of interest only which commenced June 30, 1994, and with the entire balance of principal and accrued interest paid on the due date of January 2, 1995. The second note in the amount of $400,000 ("Installment Note") bears interest at the rate of ten percent (10%) per annum with monthly payments of interest only which commenced June 30, 1994, and continued through September 30, 1994. Thereafter, the Installment Note is payable in consecutive monthly installments of $13,333 principal plus interest on the declining principal balance which commenced with the payment on October 31, 1994, and will conclude with the payment on March
31, 1997. Both the Note and the Installment Note are guaranteed by TGC and are secured by a security interest in all of the equipment included in the assets acquired from Fisher Bag, which security interest is, in part, subordinate to a first lien security interest granted by Chase Packaging to its senior lender.

General Description of the Company's Business

TGC Industries, Inc. is engaged in (1) the domestic geophysical services business principally through conducting seismic surveys and, to a lesser extent, through sales of gravity information from the Company's Data Bank to companies engaged in exploration for oil and gas, and (2) through its wholly-owned subsidiary, Chase Packaging Corporation, the specialty packaging business, principally supplying products to the agricultural industry.

As of December 31, 1995, TGC employed 273 employees. At such date, TGC had 66 employees in its geophysical business, including two seismic crews with a total of 47 crew members. Chase Packaging employed 207 employees as of December 31, 1995 with 38 employees at the Idaho Falls, Idaho facility, 3 employees in Seattle, Washington, and 166 employees at the Portland, Oregon facility. One hundred forty-two (142) employees in Portland are represented by a collective bargaining unit. The Company believes its relationship with its employees to be satisfactory.

Geophysical Business

TGC is engaged in the domestic geophysical services business principally through conducting seismic surveys and to a lesser extent through sales of gravity information from the Company's Data Bank to companies engaged in the exploration for oil and gas. Geophysics is the study of the structure and composition of the earth's interior and involves the measuring and interpretation of the earth's properties with appropriate instruments. Such studies are generally conducted by means of surveys performed by field crews employing seismic, gravity, or magnetic instruments to acquire data which is then interpreted by various means to obtain useful information for oil and gas companies. The two survey techniques used by the Company in acquiring geophysical data are seismic and gravity. Land seismic surveys are TGC's principal method of data acquisition and are by far the most widely used geophysical technique. TGC's seismic crews use dynamite as the primary energy source for such surveys.

In 1989 the Company exchanged two conventional seismic systems and a cash consideration for two seismic telemetry systems. The Company believes the telemetry system's capabilities of recording a high number of channels from one location has enabled TGC to expand its client base and stay competitive with other major geophysical contractors. The Company also utilizes three-dimensional ("3-D") recording capabilities that give TGC's crews the ability to acquire a very dense grid of seismic data over a precisely defined area. The greater precision and improved subsurface resolution obtainable from 3-D seismic data have enabled energy companies in the U.S. to better evaluate important subsurface features.

The processing and interpretation of the gravity and magnetic data acquired by TGC are performed at its offices located in Plano, Texas. Because of the specialized computer technology required, the digital seismic tapes acquired by TGC from its digital seismic surveys are transmitted by the Company to data processing centers (not owned or operated by the Company) designated by the customers for processing.

The Company's Data Bank contains gravity data, and to a lesser extent magnetic data, from many of the major oil and gas producing areas located within the United States. TGC does not have a seismic data bank. Data Bank information has been amassed through participatory surveys as well as speculative surveys funded by TGC alone. All data and interpretations may be licensed to customers at a fraction of the cost of newly acquired data.

As a service business, the Company's domestic geophysical services business is not dependent upon the supply of raw materials or any other products and, therefore, the Company does not have arrangements with any raw material suppliers.

The Company utilizes two seismic crews to perform its geophysical services and, in any given period, these crews may generate a significant portion of their respective revenues from one or more customers. For the year ended December 31, 1995, the Company generated twenty-one percent (21%) of its geophysical revenues from contracts with Marathon Oil Company and twelve percent (12%) of such revenues from contracts with Slawson Exploration Company. Management does not believe that the Company has any other material customers at the present time. The Company enters into a general or master agreement with each of its customers for the provision of geophysical services and a supplementary agreement (which becomes a part of the general agreement) with respect to each particular job that the Company performs for a customer. Under the terms of such agreements the Company generally contracts to supply all personnel, transportation and equipment to perform seismic surveys for a given prospect for a fixed price plus reimbursement for certain third party charges. The Company generally bills its customers on a progressive basis over the term of the contract. The Company is generally obligated to maintain insurance against injury or damage to persons or equipment arising from the performance of its services and to indemnify its customers against all claims and liability arising therefrom.

Activity in the U.S. Geophysical Industry has increased with the success and acceptance of 3-D surveys. The improved cost effectiveness gained from the data acquisition and processing of 3-D surveys has resulted in increased profits for the U.S. operations of the major and independent oil companies. With these cost advantages and the uncertainty of foreign operations, many of the major U.S. oil companies are increasing participation in the domestic oil industry.

Due to the Company's marketing efforts, TGC has been able to establish a new West Coast market for one of its geophysical crews. The other crew is working in the Mid-Continent and the Gulf Coast regions. With the addition of this new market area, TGC should see an increase in revenues and operating profits. However, due to uncertainties related to weather, permits, and oil and gas prices, there can be no assurance that such improvement in revenues and operating profits can be achieved.

Packaging Business

The Company purchased certain assets of Union Camp Corporation's Chase Packaging division on July 30, 1993, for a purchase price of approximately $6.14 million. The Company's wholly-owned subsidiary, Chase Packaging Corporation, a Texas corporation, was the entity acquiring the assets. These assets include substantially all of the business of weaving and constructing Saxolin (R) paper mesh and polypropylene plastic mesh bagging material for agricultural and industrial applications, and substantially all of the properties related to Chase Bag.

The business and properties acquired by Chase consist of Union Camp's plant facilities located in Portland, Oregon and Idaho Falls, Idaho, and all machinery, equipment, and inventories connected with these facilities. Union Camp retained all accounts receivable owing as of the July 30, 1993, closing date.

On May 25, 1994, the Company acquired for approximately $1.77 million, through its wholly-owned subsidiary Chase Packaging Corporation, from Fisher Bag Company, Inc. ("Fisher Bag") of Seattle, Washington, substantially all of its business of manufacturing and marketing agricultural and industrial bags and other packaging materials. The business and assets acquired from Fisher Bag consist of all operating assets of Fisher Bag, including all equipment, inventories, accounts receivable, and proprietary information, but excluding all real property and interests in real estate.

Chase Bag's operation in Portland, Oregon began production in 1939. Primary products included burlap and cotton bags. Due to shortages of raw materials in the early 1940's, paper weaving was added to provide packaging materials for potatoes, onions, and citrus fruits. The weaving process was modernized in the mid-1970's with the purchase of technologically superior Sulzer weaving machines.

In 1965, Chase Bag acquired the assets of Ames, Harris, Neville Company, a local competitor. Included in the purchase was a warehouse in Idaho Falls, Idaho. This facility was expanded in 1978 to include conversion of Saxolin
(R) paper mesh material for potato and other agricultural product bags. Saxolin (R) is created by slitting, treating, and twisting paper into individual threads before weaving and dyeing the mesh. This biodegradable paper mesh is then converted into finished bags or sold as yardage for conversion by others or sold for industrial applications. The Portland plant has become a leading supplier of Saxolin (R) paper mesh to the Idaho potato market. Predominantly used for consumer size Idaho potato bags, Chase has extended the use of Saxolin (R) paper mesh to new areas, including covers for rail cars carrying wood chips and erosion control blankets.

The capability to extrude and weave polypropylene mesh materials was added in the early 1980's to service the needs of the large onion markets on the West Coast for polypropylene mesh bags. Approximately $650,000 has been expended during 1993-95 to upgrade the Company's weaving machines enabling
41 of the 44 looms to weave polypropylene mesh to meet the demand for agricultural and industrial polypropylene woven products.

During the fourth quarter of 1994 the manufacturing operation of Fisher Bag was phased into Chase Packaging's Portland facility. Substantially all of the machinery and equipment and a major portion of the inventory was transferred to the Portland plant. Chase has leased a sales/warehousing center in Seattle to continue market coverage of the local area that had been previously serviced by Fisher Bag.

Chase Packaging has (1) two principal suppliers of paper from which it manufactures Saxolin (R) paper mesh, P.L. Thomas, Inc. and Mosinee Paper Corp., and (2) three principal suppliers of polypropylene resin from which it manufactures polypropylene mesh, Fina Oil & Chemical Co., Solvay Polymers, Inc. and Techmer PM. Management does not believe that there is any material risk of disruption in supply of either of such raw materials; however, Chase has experienced a 13% increase in the price of polypropylene resin in the last twelve months.

Sales by the Portland, Idaho Falls and Seattle locations are currently handled on a direct basis through eight sales people covering California, Oregon, Idaho, Washington, Colorado, and Texas. At the present time, about 84% of the sales of the field representatives are Chase Packaging's products, with the balance being consumer and industrial multiwall packaging, corrugated containers, as well as cotton and circular woven polypropylene bags produced by other companies.

Chase Packaging's top twenty customers account for approximately 49% of Chase Packaging's revenues. One customer, Kenneth Fox Supply Co., accounted for 10% of the packaging operation's revenue during 1995. Management does not believe that any one of such customers is material or that Chase's business is dependent upon one or a few major customers. Sales are generally made to customers pursuant to the terms of standard purchase orders or order confirmations.

Prior to its acquisition by the Company, Chase Bag had failed to adequately respond to the needs of the market and the challenges of competition, resulting in a loss of market share of the Idaho potato market. During the past several years, label quality has been improved and product lines expanded to include polyknit mesh bags and woven polypropylene mesh bags. New customers have been gained from Chase's improved product offerings; however, Chase's net market share of the Idaho potato market has continued to decline due to the loss of a key customer and competition from cheaper poly film bags. In the onion and citrus markets, Chase's market share of woven polypropylene bags has increased due to the success of its high quality pre-print onion bags; however, the size of the overall market decreased in 1995. Onion bag revenues for 1995 were down from 1994 levels due to a large decline in the Pacific Rim export market. The reduced exports created an oversupply of domestic onions which lowered U.S. market prices and reduced shipments in the 1995 fourth quarter. Chase experienced a loss of market share in sales of woven polypropylene fabric to various onion and citrus markets due to increased competition from imported fabric, particularly from Mexico. Chase will continue to aggressively market its high quality fabric and bags but given the uncertain nature of predicting agricultural markets and increasing competition from imports, there can be no assurance that management's plans will achieve the intended results.

ITEM 2.  DESCRIPTION OF PROPERTY.

TGC and its wholly-owned subsidiary, Chase Packaging Corporation, currently lease the following properties:

1. 8,000 square feet of office/warehouse space and an outdoor storage area of approximately 10,000 square feet in Plano, Texas. The monthly rent is $3,860. This facility is used to house corporate offices and serves as the headquarters for the geophysical business.

2. 80,000 square feet of manufacturing/warehouse space with a four bay loading dock in Portland, Oregon. The monthly rent is $13,850. 20,000 square feet of this facility is used for Chase Packaging's printing, warehousing and delivery operations. 60,000 square feet is sub-leased to one tenant for $15,000 per month.

3. 12,000 square feet of warehouse space in Idaho Falls, Idaho. The monthly rent is $2,000. This facility is used for storage of material and finished goods for Chase's Idaho operations.

4. 9,600 square feet of warehouse space in Portland, Oregon. The monthly rent is $960. This facility is used for storage of obsolete inventory and spare parts for machinery and equipment.

5. 11,200 square feet of office/warehouse space in Seattle, Washington. The monthly rent is $3,100. This facility is used for storage and sale of Chase Packaging's finished goods and bags produced by other companies.

TGC, through its wholly-owned subsidiary, Chase Packaging Corporation, owns the following properties which were purchased as part of the $3,761,537 purchase money note payable to Union Camp with the final outstanding balance on the note due and payable on July 30, 1998.

1. 88,000 square feet of office and manufacturing space with outdoor resin silos and parking lot in Portland, Oregon. This facility houses the main offices of Chase Packaging Corporation and the material manufacturing and conversion operations of Chase.

2. 24,000 square feet of office, manufacturing and warehouse space in Idaho Falls, Idaho. This facility is used for bag conversion, storage and delivery for Chase's Idaho operations.

The condition of all the above facilities is good and TGC management believes that these properties are suitable and adequate for the Company's foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is a defendant in various legal actions that arose out of the normal course of business. In the opinion of management, none of the actions will result in any significant loss to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted by the Company during the fourth quarter of the fiscal year ended December 31, 1995 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.


                                PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock has been traded under the symbol "TGCI" since October 31, 1986. From that date to September 22, 1994 the stock traded in the over-the-counter market with quotations available in the National Daily Quotation Source's "Pink Sheets" or on the "OTC Bulletin Board" of the National Association of Securities Dealers. Effective September 25, 1994, TGC's Common Stock began trading on NASDAQ (SmallCap Issues) under the same symbol (TGCI). The number of shareholders of record of TGC's Common Stock as of March 12, 1996 was 455. Due to the number of shares held in nominee or street name, the Company believes that there is a significantly greater number of beneficial owners of its Common Stock. As of such date, CEDE &
Co. held 801,432 shares in street name.  On March 12, 1996, TGC's Common
Stock was quoted at a closing bid price of $.6875. High and low bid prices of TGC's Common Stock for the period of January 1, 1994 to December 31, 1995, were as follows:


                             Bid Price of TGC Common Stock

                                     High       Low

October 1 - December 31, 1995       1 3/4       3/8

July 1 - September 30, 1995         2 1/2       1 1/4

April 1 - June 30, 1995             3 1/4       2 1/2

January 1 - March 31, 1995          3 3/4       2 1/2

October 1 - December 31, 1994       4 3/4       3

July - September 30, 1994           3 3/4       1 1/2

April 1 - June 30, 1994             2 1/2       1 1/4

January 1 - March 31, 1994          1 3/8       1 1/4

The above bid quotations were furnished to TGC by the National Quotation Bureau.

On May 31, 1994 the holder of the 9% Convertible Subordinated Debentures elected to convert the Debentures into 26,666 shares of TGC Common Stock. On July 12, 1994, 500,000 shares of Convertible Preferred Stock held by certain affiliates of the Company were converted into 1,530,000 shares of the Company's Common Stock. Pursuant to the terms governing the Preferred Stock and based upon the Company having achieved a trading price for its Common Stock of $1.60 per share for thirty consecutive trading days, all holders of the Convertible Preferred Stock elected to exercise their conversion privilege as of this date.

Dividends are payable on TGC's Common Stock at the discretion of the Board of Directors. TGC has paid no cash dividends, and in light of the working capital needs of TGC, it is unlikely that cash dividends will be declared and paid on TGC's Common Stock in the foreseeable future. In addition, under the terms of the Note with Union Camp, the payment of dividends by the Company is restricted until the Note is paid in full.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Revenues were $21,821,502 for the year ended December 31, 1995 compared with revenues of $22,914,022 for the year ended December 31, 1994. Net loss was $2,652,441 for the year ended December 31, 1995 as compared to net income of $49,258 for the same period of 1994. The decrease in consolidated revenues was attributable to a 16% decline in sales at the packaging operation for 1995 when compared to 1994. Profit margins for the year ended December 31, 1995 decreased 47% when compared to the year ended December 31, 1994 primarily due to higher crew operating expenses in the geophysical operation and lower revenues combined with an unfavorable sales mix at the packaging operation. Selling expenses increased 29% during 1995 primarily due to the addition of a sales office in Seattle for the packaging operation. Interest expense increased $159,758 to $803,582 in 1995 due to increased borrowing at the packaging operation. The reduced profit margins, higher selling expenses, additional interest expense, and write-down for goodwill impairment (see Financial Condition) resulted in net losses for TGC for the twelve months ended December 31, 1995.

At December 31, 1995, TGC had a net operating loss carryforward for federal income tax purposes of approximately $3,100,000. The loss carryforward includes $610,000 that is subject to limitations under Section 382 of the Internal Revenue Code. The utilization of the $610,000 portion of the net operating loss carryforward is limited to approximately $24,000 per year, plus an additional $300,000 in any one year, prior to expiration in 2007.
Any of the limited loss which is not utilized in one year is carried forward and adds to the succeeding year's loss limitation amount on a cumulative basis. The $2,490,000 balance of the net operating loss carryforward available to offset future taxable income will expire at various dates through 2010.
Due to the uncertainty of TGC's ability to utilize the loss carryforwards, a valuation allowance equal to the Company's deferred tax asset was recorded at December 31, 1995.

Packaging Operation

The Company's wholly-owned subsidiary, Chase Packaging Corporation, had sales of $14,278,262 and an operating loss before interest and tax expense of $1,877,421 for the year ended December 31, 1995 as compared to revenue of $17,046,671 and an operating loss before interest and tax expense of $52,149 for the same period of 1994. Included in the 1995 loss was a $701,378 write down for the impairment of goodwill (see Financial Condition). Interest expense for the packaging operation was $750,934 in 1995 as compared to $615,857 in 1994 with the additional expense attributable to increased borrowing activity to finance working capital requirements.

Prior to its acquisition by the Company, Chase Bag had lost market share by failing to respond to competitive challenges and the needs of its market. During the past two years Chase management has introduced a number of changes with the objective of reversing this trend and expanding Chase's customer base. The purchase of high quality printing and labeling equipment, consolidation of sewing operations, retraining personnel, and upgrading and expanding weaving operations were all implemented during 1994. Also, in May of 1994 the Company acquired substantially all of the assets of Seattle-based Fisher Bag Company with the intention of merging the two companies' market share in a manner that would expand and strengthen
Chase's presence in the Pacific Northwest. In 1995, Chase continued to refine its pre-print label quality and expended $250,000 on weaving upgrades to expand woven polypropylene weaving capacity to 41 of 44 looms (the remaining 3 looms will continue to weave Chase's paper mesh products). The addition of polyknit and woven polypropylene mesh bags to the potato product line was also fully implemented during 1995. These manufacturing modifications and expansion programs, combined with new product offerings, have positioned the packaging operation to take advantage of various market opportunities; however, these opportunities have not materialized for the reasons to be described herein.

Chase's primary products, Saxolin (R) paper and polypropylene mesh bags for the potato, onion and citrus industries amounted to approximately 38% of total packaging revenues in 1995 as compared to 44% of total revenue in 1994. An additional 7% of sales was contributed by polyknit and woven polypropylene potato bags. Saxolin (R) and woven polypropylene mesh yardage sold to other converters for potato, onion, citrus, industrial, and environmental applications decreased to 23% of total sales (29% in 1994). Sales of lower margin burlap bags for bulk potatoes and circular woven polypropylene bags for grass seed, animal feed and beans increased to 22% of total revenue from 13% in 1994. The remaining revenue was generated by sales of cartons, multi-wall bags and other miscellaneous items.

The bag markets served by Chase in order of importance are:  (1)
Idaho/Washington potato, (2) Western Idaho/Eastern Oregon onion, (3) Washington/Western Oregon onion, (4) California onion, and (5)
Oregon/Washington grass seed and other miscellaneous crops. Chase's mesh yardage goes to converters serving the Idaho potato market; the Colorado, Texas, California, New Mexico and Arizona onion markets; and the California, Texas and Florida citrus markets.

Due to the seasonal nature of agricultural crops, sales of Chase's products to the various markets mentioned above fluctuate during the Company's fiscal year. Historically, the Northwest onion and potato harvests commence late in the third quarter with sales of Chase's products reaching a peak during the fourth quarter and the first quarter of the following year.

Growing conditions in the Northwest for the 1994/1995 onion and potato season were excellent, resulting in crops with large sizing and yield. Onion shipments commenced earlier than usual in the second half of 1994 as a large number of onions were packed for export to foreign markets. This created a heavy demand for Chase's products in the third and fourth quarters of 1994, but depressed demand for Chase's onion bags in early 1995 as onion inventory levels diminished quickly in the Northwest. The high yield and large sizing of the Idaho potato crop resulted in low market prices for Idaho potatoes in the 1994/1995 season. Demand for Chase's mesh products was down throughout the season as growers/shippers sold at higher prices to processors, sold bulk potatoes in burlap, or shipped in cartons rather than move potatoes in Chase's consumer-size bags at extremely low prices.

During 1995 the packaging operation did experience a sales increase for products outside its core business. The success of the Seattle sales/service center resulted in a $560,000 increase in sales of products to the construction, shipping and seafood industries. Sales of circular woven polypropylene bags increased approximately $300,000 in 1995 when compared to 1994 as Chase captured a larger share of the Western grass seed, pea and lentil markets. The increased sales of these lower margin products, however, did not offset the decline in sales of Chase's more profitable onion and potato bags.

The 1995/96 season for onions has been very poor for domestic bag suppliers as a weak export market in late 1995 resulted in an oversupply of onions in the Northwest. Demand for Chase's onion fabric and bags has been low as depressed market prices for onions has forced growers/packers to hold onions rather than ship at a loss. Also contributing to the reduced demand has been an influx of cheap import fabric and bags from Mexico. The decline in onion exports and competition from Mexican fabric have been the primary factors in the 35% decline of onion fabric sales in 1995 when compared to 1994. he 1995-96 potato season, after a promising start, turned unfavorable for Chase's mesh potato bags. Traditionally, 70% of the potato harvest is sold to processors in bulk and 30% is sold to the fresh market. In the current season, the high prices being paid by processors has reduced the incentive for growers to sell at lower prices to the fresh market. In addition, as a result of the high prices being paid by processors to growers, the potatoes that are purchased by packers from growers at such higher prices for sale to the fresh market are being shipped in cheaper film bags to minimize packing costs. Sales of Chase's consumer-size mesh bags were much lower than anticipated during the 1995 fourth quarter as potatoes were purchased by processors, held by growers in inventory with the expectation of higher prices or were shipped in lower cost film bags to the fresh market.

The result of these unfavorable market conditions has been reduced revenues and a seven percentage point drop in gross profit margins at the packaging operation in 1995 when compared to 1994. Inventories were increased in the 1995 third quarter in anticipation of large potato and onion crops with normal seasonal movement. The unexpected drop in demand for Chase's core products in the 1995 fourth quarter required management to scale back production and reduce inventories to balance plant operations with market demand. As weaving, printing and sewing operations were curtailed, indirect and overhead expenses were underabsorbed, thereby increasing unit costs and reducing profit margins to extremely low levels. In addition, although polypropylene resin prices have moderated, the cost of resin at year-end
1995 remained 13% higher than at December 1994. These higher raw material costs also depressed profit margins as competitive pricing pressures prevented Chase from passing these increased costs through to customers.

Chase's management business plan for 1996 will be to lower its breakeven level by bringing manufacturing costs in line with the level of sales being generated by current agricultural markets. To compete with the inroads being made by Mexican (and to a lesser extent Asian) imports, programs to reduce expenses and increase efficiencies have been initiated to enable Chase to become a lower-cost producer of fabric and bags. Labor expenses were reduced 30% in the 1995 fourth quarter and inventory was reduced $863,000 during this same period. Chase will actively pursue expansion of sales efforts into other geographic markets and will continue to search for new opportunities to expand its product lines. Each product line will be evaluated with unprofitable lines eliminated. Manufacturing processes may be changed with the possible outsourcing of some semi-finished and finished goods production. Accounts payable status will be monitored closely with vendor communication a high priority to ensure that plant production continues at the most efficient level possible. Due to competitive pressures from within and outside the U.S. and the uncertain nature of predicting agricultural crops and their impact on Chase's products, no assurance can be given that the Company's plans for 1996 will achieve the intended results.


Geophysical Operation

Geophysical revenues for the twelve months ended December 31, 1995 increased 29% to $7,543,240 from the 1994 annual revenues of $5,867,351. Operating income (before interest expense and taxes) was $28,562 for the year ended December 31, 1995 compared to operating income before interest and taxes of $717,068 for the twelve months ended December 31, 1994. Interest expense was $52,648 which was attributable to the financing of equipment additions for seismic operations.

The 29% increase in revenues for 1995 when compared to 1994 can be attributed to a full year's operation of a second seismic crew which commenced operations in the 1994 third quarter when the Company's Sercel 368 data acquisition system was placed into service. In spite of this revenue increase, profit margins in 1995 decreased substantially when compared to 1994 due to unusually poor summer weather in Texas and Oklahoma. Also, several contracts were cancelled by clients due to lease problems on their 3-D areas of interest, resulting in interruption of the Company's planned data acquisition schedule. The ability of TGC's two crews to record large quantities of data in a short period of time, which is essential for profitability, was limited by these various problems and resulted in lower operating margins. In addition, financial results were negatively impacted by a significant increase in non-cash charges for depreciation ($800,795 for 1995 as compared to $393,579 for 1994) as a result of the Company's capital expansion program in the 1994 third quarter.

The trend in oil and gas exploration for a number of years has been to focus on the larger potential of oil and gas fields outside the United States. In the past two years more of the Company's clients became familiar with 3-D surveys and have had discoveries of oil and gas in the United States using 3-D data. The result was an increase in domestic exploration activity from which the Company benefitted in 1994 as one of the few remaining domestic geophysical contractors. In 1995, however, the increased activity has attracted additional geophysical contractors, primarily from Canada, to the U.S. market. These additional contractors created a competitive bidding environment, but with an increased number of contracts available during 1995, the Company was able to maintain its revenue base. However, profit margins were depressed due to TGC's geographic concentration in the Mid-Continent region which resulted in crew operations being hampered by unusually poor weather in such region during 1995. In addition, work slow downs due to contract cancellations (as previously discussed) in the third quarter contributed to TGC's 1995 profit margin decline.

The domestic demand for 3-D data acquisition services remains positive at this time. A number of major oil and gas companies have experienced a variety of problems overseas and are increasing their U.S. exploration budgets. The Company currently has a backlog for both crews that extends into the 1996 third quarter and includes program in the Mid-Continent region and on the West Coast. The backlog includes small and large surveys for major and independent oil and gas companies. The Company generally works under turnkey contracts which have more profit potential than fixed term contracts; however, turnkey contracts involve more risk because of the potential downtime from unfavorable weather and other types of delay. With improvements in existing contracts and advance preparatory work, geographic diversification into other regions, and with the improved efficiency now being achieved by the second crew's Sercel 368/348 data gathering system, management anticipates an increase in revenues and profit margins in 1996. Due to competitive forces and the unpredictable nature of forecasting weather, however, no assurance can be given that management's expectations can be achieved.

Financial Condition

Cash of $172,162 was provided by operating activities for the twelve months ended December 31, 1995 compared with cash provided by operating activities of $1,337,334 for the same period of the prior year. The cash generated in 1995 was primarily attributable to an increase in trade accounts payable at the packaging operation. The 1995 net loss and book gain on disposal of geophysical assets were offset by non-cash depreciation and amortization charges, a non-cash write down for impairment of goodwill and a reduction of approximately $916,000 in trade accounts receivable. Cash used in investing activities consisted of additions to recording equipment at the geophysical division, additions to weaving, printing and sewing equipment at the packaging operation partially offset by proceeds from the voluntary and involuntary disposal of geophysical assets. Cash provided by financing activities was generated from the issuance of 125,000 shares of Common Stock upon exercise of stock options, proceeds from the issuance of $440,000 of subordinated notes to certain executive offices and directors of the Company ($200,000 of these notes were exchanged for equity units as discussed below), proceeds from the private placement of equity units and funds provided by Chase's revolving line of credit, offset by $814,426 in principal payments of debt obligations.
The loan balance on Chase's revolving line of credit was $2,887,470 at December 31, 1995.

Working capital decreased $6,787,483 during 1995 to ($4,212,900) at December 31, 1995 primarily due to a reclassification of long-term debt to current liabilities as discussed below. As a result, the current ratio declined to .6 to 1 at December 31, 1995 as compared to 1.6 to 1 at December 31, 1994.

Stockholders' equity decreased $1,887,710 from the December 31, 1994 balance to $1,643,127 at December 31, 1995. The decrease was attributable to the Company's net loss of $2,652,441 for the twelve months ending December 31, 1995 partially offset by the issuance of Common Stock of $764,731. The stock issuance consisted of $100,000 from the exercise of stock options by the Company's chairman (125,000 shares of Common Stock at a price of $.80 per share) and $664,731 (after sales commissions and other expenses) from the private placement sale of equity units ("Units"). The sale of Units was concluded pursuant to terms on September 30, 1995 with total proceeds before sales commissions and other expenses of $742,300. The private placement offering, which commenced in July of 1995, was for a minimum of 400,000 and a maximum of 1,000,000 of Units at $1.00 per Unit, with each Unit consisting of one share of the Company's Common Stock and one Warrant to purchase one share of the Company's Common Stock for a period of three years at $1.50 per share for the first 18 months and $2.00 per share thereafter. The private placement of Units included the exchange of $200,000 in short-term debt held by certain executive officers and directors of the Company who exchanged such debt for the Units offered in the private placement. As privately-placed Units, such securities are subject to restrictions against transfer. A Placement Agent received a commission equal to 6% of the gross proceeds of the sale of the Units. Two directors of the Company, because of their affiliation with the Placement Agent, received compensation in connection with this private placement.

As a result of the recent cash flow problems at Chase Packaging, the Company conducted a review for asset impairment. Since the expected future undiscounted net cash flows at the packaging operation are negative, the Company determined that the goodwill from the Fisher Bag asset acquisition may not be recoverable. As a result of this review process, the Company recorded a $701,378 write down for impairment of goodwill as of December 31, 1995.

On January 26, 1996, Chase Packaging, and TGC as guarantor, were notified by Union Camp Corporation that Chase was in default under the terms of the Promissory Note dated July 30, 1993 due to nonpayment of principal and interest and violation of certain debt covenants. On February 9, 1996, Chase (and TGC as guarantor) received notice from its primary bank that Chase Packaging was also in default under the terms of the bank revolving line of credit due to the default under the terms of the Promissory Note with Union Camp and due to the violation of the tangible net worth covenant in the Accounts Financing Agreement with the bank. These obligations were therefore classified as current on the December 31, 1995 balance sheet. The Company has continued to utilize the bank revolving line of credit under the same terms as existed prior to the notice of default and demand. The Company's management is currently negotiating with Union Camp and the bank in an effort to resolve these default conditions.

Management is working very closely with suppliers to ensure that any disruption in the flow of raw materials and other key items is minimized. A clear line of communication with vendors is a priority and to date, the packaging operation has been able to continue meeting the demands of its market.

Management of the packaging operation will continue its plan to diversify into additional geographical markets and to aggressively reduce inventory, cut expenses, reduce trade payables and improve supply terms with vendors. The objective of this plan will be to bring manufacturing expenses in line with projected levels of sales, thereby generating a positive cash flow. However, due to competitive pressures and the uncertain nature of predicting agricultural crops, no assurance can be given that management's plan will achieve the intended results.

Due to the losses from operations, cash flow difficulties and defaults with secured lenders, the Company's continued existence as a going concern is dependent on its ability to obtain additional financing or refinancing as may be required and to improve operating results. Management believes that any required financing or refinancing can be obtained in order to meet the Company's liquidity needs for the foreseeable future and to enable management to implement its plan to improve operating results. However, in view of the Company's weakened financial condition and the uncertain timing and strength of recovery in its markets, there can be no assurance that such financial and operating plans can be achieved.

ITEM 7.  FINANCIAL STATEMENTS.

                      Financial Statements.

                Year Ended December 31, 1995

                            CONTENTS

Report of Independent Certified Public Accountants........... p.

Consolidated Financial Statements

Balance Sheet................................................ p.
Statements of Operations..................................... p.
Statement of Stockholders' Equity............................ p.
Statements of Cash Flows..................................... p.
Notes to Financial Statements................................ p.


                    Report of Independent Certified Public Accountants


Board of Directors and Stockholders
TGC Industries, Inc.

We have audited the accompanying consolidated balance sheet of TGC Industries, Inc. (a Texas corporation) and Subsidiary as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TGC Industries, Inc. and Subsidiary as of December 31, 1995, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company incurred a net loss of $2,652,441 during the year ended December 31, 1995 and has defaulted on certain loan payments and certain loan covenants which could result in termination of the Company's credit agreements raising substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Portland, Oregon
February 7, 1996

                            TGC Industries, Inc. and Subsidiary

                                CONSOLIDATED BALANCE SHEET

                                     December 31, 1995


               ASSETS

CURRENT ASSETS
 Cash and cash equivalents                               $   139,991
 Accounts receivable, net                                  2,394,237
 Inventories                                               3,516,344
 Prepaid expenses                                            524,518
        Total current assets                               6,575,090

PROPERTY, PLANT AND EQUIPMENT - at cost
 Buildings                                                 1,400,951
 Machinery and equipment                                   7,971,506
                                                           9,372,457
 Less accumulated depreciation                             3,663,431
                                                           5,709,026
 Land                                                        483,992
                                                           6,193,018

OTHER ASSETS                                                  30,509

        Total assets                                     $12,798,617


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Trade accounts payable                                  $ 2,703,015
 Accrued liabilities                                         975,928
 Advance billings                                            344,973
 Current maturities of long-term obligations               6,764,074
        Total current liabilities                         10,787,990

LONG-TERM OBLIGATIONS, less current maturities               367,500

STOCKHOLDERS' EQUITY
 Preferred stock, $1 par value - authorized shares,
   4,000,000; issued and outstanding shares, none                 -
 Common stock, $.10 par value - authorized shares,
   25,000,000; issued  6,232,152 shares                      623,215
 Additional paid-in capital                                4,697,774
 Accumulated deficit                                      (3,510,340)
                                                           1,810,649

 Less 66,134 shares of common stock in treasury - at cost    167,522
                                                           1,643,127

        Total liabilities and stockholders' equity       $12,798,617
The accompanying notes are an integral part of this statement.



                            TGC Industries, Inc. and Subsidiary

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                  Year ended December 31,



                                                 1995        1994

Revenue
 Service revenue                               7,543,240 $ 5,867,351
 Sales                                        14,278,262  17,046,671

                                              21,821,502  22,914,022

Cost and expenses
 Cost of services                              6,758,716   4,419,883
 Cost of sales                                13,068,812  14,756,673
 Selling, general and administrative           3,141,455   3,072,547
 Interest expense                                803,582     643,824
 Write-down for impairment of goodwill           701,378        -

                                              24,473,943  22,892,927

        Income (loss) before income taxes    (2,652,441)      21,095

Income tax benefit                                -           28,163

        NET INCOME (LOSS)                   $(2,652,441)   $  49,258

Earnings (loss) per common and common
 equivalent share                                 $(.46)       $.01

Weighted average number of common and common
 equivalent shares                             5,740,067   5,740,285

The accompanying notes are an integral part of these statements.

TGC Industries, Inc. and Subsidiary


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Years ended December 31, 1995 and 1994



                                Preferred      Stock     Common    Stock
                                 Shares        Amount    Shares    Amount

Balance at January 1, 1994      500,000       $500,000   3,796,980  $379,699

Conversion of subordinated
 debentures                          -              -       26,666     2,666

Conversion of preferred stock  (500,000)      (500,000)   1,530,000  153,000

Net income for the year              -              -            -        -

Balance at December 31, 1994         -              -     5,353,646  535,365

Exercise of stock options            -              -       131,332   13,133

Private placement                    -              -       747,174   74,717

Stock contribution                   -              -            -        -

Net loss for the year                -              -            -        -

Balance at December 31, 1995         -        $     -      6,232,152 $623,215



TGC Industries, Inc. and Subsidiary

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Years ended December 31, 1995 and 1994
       (Continued)

                                              Retained
                                Additional    Earnings
                                 Paid-in    (Accumulated   Treasury
                                 Capital      Deficit)     Stock     Total

Balance at January 1, 1994      $3,489,037    $(907,157) $     -     $3,461,579

Converstion of subordinated
  debentures                        17,334           -         -         20,000

Conversion of preferred stock      347,000           -         -             -

Net income for the year                 -         49,258       -         49,258

Balance at December 31, 1994     3,853,371      (857,899)      -      3,530,837

Exercise of stock options           92,699            -      (5,832)    100,000

Private placement                  590,014            -        -        664,731

Stock contribution                 161,690            -    (161,690)         -

Net loss for the year                   -     (2,652,441)       -    (2,652,441)

Balance at December 31, 1995    $4,697,774   $(3,510,340) $(167,522) $1,643,127

The accompanying notes are an integral part of this statement.








TGC Industries, Inc. and Subsidiary

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Year ended December 31,


                                                      1995        1994
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
 Net income (loss)                                $(2,652,441) $   49,258
 Adjustments to reconcile net income (loss) to
   net cash provided by operating activities
     Depreciation and amortization                  1,380,071     833,435
     Noncash interest expense                           4,874          -
     Gain on disposal of equipment                   (308,653)    (38,861)
     Write-down for impairment of goodwill            701,378          -
     Change in assets and liabilities
      Accounts receivable                             915,745    (455,825)
      Inventories                                    (723,455)    197,104
      Prepaid expenses                                (20,332)   (248,621)
      Refundable income taxes                          74,876     (28,055)
      Trade accounts payable                          495,819   1,138,347
      Accrued liabilities                             172,427     (48,939)
      Advance billings                                131,853     (60,509)

        Net cash provided by operating activities     172,162   1,337,334

Cash flows from investing activities
 Additions to machinery and equipment              (1,102,697) (2,502,356)
 Proceeds from disposal of machinery and
   equipment                                          210,490      38,861
 Increase in intangible and other assets               (2,873)    (62,401)
 Acquisition of business                                   -   (1,083,145)

        Net cash used in investing activities        (895,080) (3,609,041)

Cash flows from financing activities
 Proceeds from the issuance of debt                   440,000     650,000
 Proceeds from the issuance of stock                  559,857          -
 Principal payments of debt obligations              (814,426)   (343,695)
 Net proceeds from line of credit                     406,218   1,606,395

        Net cash provided by financing
         activities                                   591,649   1,912,700

        NET DECREASE IN CASH AND CASH EQUIVALENTS    (131,269)  (359,007)

Cash and cash equivalents at beginning of year        271,260     630,267

Cash and cash equivalents at end of year          $   139,991  $  271,260

                 TGC Industries, Inc. and Subsidiary

          CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                       Year ended December 31,


Cash paid during the year for:

                                                  1995         1994

 Interest                                         $709,136     $721,695
 Income taxes                                         -        32,516


Noncash investing and financing activities:

                                                  1995       1994
Assets and liabilities acquired in
 business acquisitions

   Accounts receivable                           $    -     $339,219
   Inventories                                        -      446,032
   Other assets                                       -          368
   Goodwill and other                                 -      724,398
   Property, plant and equipment                      -      220,867
   Notes payable                                      -      537,500
   Accrued liabilities and
     accounts payable                                 -      110,239

 During 1994, $20,000 of 9% convertible subordinated debentures and 500,000 shares of convertible preferred stock were converted into 26,666 and 1,530,000 shares, respectively, of common stock.

 During 1995, 64,676 shares of common stock were contributed to the Company. Also, 1,458 shares of common stock were received by the Company as payment for the exercise of options. The Company included these shares as treasury stock at $2.50 per share and $4.00 per share, respectively, the fair market value of the Company's common stock on the dates of the transactions.

 During 1995, 4,874 units were issued to certain executive officers and directors of the Company as payment for accrued interest on $200,000 in short-term debt that were exchanged for private placement units on July 31, 1995.

 During 1995, the Company financed the acquisition of equipment through a note payable and a capital lease in the amounts of $186,750 and $8,639, respectively.

 At December 31, 1995, the Company had a $214,472 net receivable from the disposal of equipment.
The accompanying notes are an integral part of these statements.


                 TGC Industries, Inc. and Subsidiary

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Years ended December 31, 1995 and 1994


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

 A summary of TGC Industries, Inc. and Subsidiary's (TGC or the
 Company) significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

 1.  Principles of Consolidation

 The Company consolidates the accounts of its wholly-owned subsidiary, Chase Packaging Corporation (Chase). All significant intercompany transactions and balances have been eliminated in consolidation.

 2.  Cash Equivalents

 The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents.

 3.  Inventories

 Inventories are stated at the lower of cost or market using the first-in, first-out method to determine cost.

 4.  Property, Plant and Equipment

 For financial statement purposes, depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives (3 to 10 years for equipment and 30 years for buildings) of the individual assets.

 Expenditures for maintenance and repairs are charged to income. Betterments and major renewals are capitalized and charged to appropriate asset accounts. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains or losses on disposal of equipment are credited or charged to income.

 5.  Income Taxes

 Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. These deferred taxes are measured by applying the enacted tax rates which are expected to be in effect when these temporary differences reverse.

 6.  Revenue Recognition

 The Company recognizes geophysical services revenue as the services are performed and the related costs are incurred. Revenue from the Company's packaging operations is recognized when the orders are filled and shipped.


                 TGC Industries, Inc. and Subsidiary

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

               Years ended December 31, 1995 and 1994


NOTE A - SIGNIFICANT ACCOUNTING POLICIES - Continued

 7.  Advance Billings

 TGC provides geophysical services and data primarily to companies engaged in the search for hydrocarbons. Certain charges related to specific geophysical projects are billed in advance. The related revenue is included in advance billings and taken into income as earned. Also, certain customers of TGC's packaging subsidiary pay in advance. The related revenue is included in advance billings and taken into income as shipments are made.

 8.  Other Assets

 Other assets consist principally of deferred loan costs which are being amortized over 5 years.

 9.  Use of Estimates

 In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B - GOING CONCERN

 The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company incurred substantial losses from operations during the past year and the Company is delinquent in the payment of principal and interest on the note payable to Union Camp. In addition, the Company is out of compliance with certain debt covenants of the Union Camp note and the bank revolving line of credit. Subsequent to year end, these conditions of default resulted in Union Camp and the bank calling the notes due and payable. Management has entered into negotiations with Union Camp in an effort to restructure the note to remedy such conditions of default. The Company has continued to utilize the bank revolving line of credit under the same terms as existed prior to the notice of default and demand. Management believes it will satisfactorily resolve the Union Camp note and bank revolving line of credit issues.

 The Company's continued existence as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements and to obtain additional financing or refinancing as may be required. Although it cannot be assured that the Company will be able to continue as a going concern in view of its weakened financial condition and the uncertain timing and strength of recovery in its markets, management believes that continued diversification into additional geographical markets and successful completion of cost savings efforts at the packaging operation should enable the Company to meet its obligations and sustain its operations.


                 TGC Industries, Inc. and Subsidiary

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

               Years ended December 31, 1995 and 1994


NOTE C - BUSINESS ACQUISITIONS

 On May 25, 1994, TGC acquired through its wholly-owned subsidiary substantially all of the business of manufacturing and marketing agricultural and industrial bags and other packaging materials from Fisher Bag Company, Inc. (Fisher Bag). The business and assets acquired consist of all operating assets, including all equipment, inventories, accounts receivable, and proprietary information, and exclude all real property and interests in real estate.

 The purchase price paid by Chase amounted to a total of $1,770,000, which amount was determined on the basis of the fair market value of the current assets acquired, the appraised value of the fixed and other assets acquired, and goodwill. The Company financed the acquisition through a combination of purchase money debt and bank debt financing. The bank debt portion was financed under Chase's revolving credit agreement with its principal lender (which debt is guaranteed by TGC).

NOTE D - INVENTORIES

 Inventories at December 31, 1995 consist of the following:

     Raw materials                                      $  384,278
     Work in progress                                      170,423
     Finished goods                                      2,961,643

                                                        $3,516,344


NOTE E - ACCRUED LIABILITIES

 Accrued liabilities at December 31, 1995 consist of the following:

     Compensation and payroll taxes                       $232,781
     Escrow - third-party data                              52,421
     Professional services                                  59,335
     Explosives, surveying and
      drilling expenses                                    114,015
     Interest                                              120,149
     Insurance                                              96,525
     Damaged equipment replacement                          57,865
     Other                                                 242,837

                                                          $975,928

                 TGC Industries, Inc. and Subsidiary

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

               Years ended December 31, 1995 and 1994


NOTE F - LONG-TERM OBLIGATIONS

 Long-term obligations at December 31, 1995 consist of the following:

   Note payable to Union Camp, interest at 8%
     through July 30, 1996, 9% from July 31, 1996
     to July 30, 1997, 10% from July 31, 1997 to
     maturity on January 30, 1998, monthly
     principal payments of $31,346 plus interest*                 $3,384,383

   Note payable to a bank, revolving line of credit
     for Chase, interest rate of prime plus 2.5%,
     expires July 30, 1997*                                        2,887,470

   10% note payable to Fisher Bag, monthly
     principal payments of $13,333 plus interest                     200,000

   Notes payable to a bank, interest at prime plus
     2.5%, payable monthly through Chase's
     revolving line of credit, monthly principal
     payments of $22,222                                             254,167

   Subordinated notes payable to related parties,
     interest at 11.25% payable quarterly and
     principal payments of $90,000 on November 15,
     1997; $50,000 on December 13, 1997; and
     $100,000 on December 26, 1997                                   240,000

   10% note payable, total monthly principal and
     interest payments of $16,422                                    156,915

   Capital lease payable                                               8,639
                                                                   7,131,574
   Less current maturities                                        (6,764,074)

   Balance, due in 1997                                             $367,500


* At December 31, 1995, the Company was delinquent in the payment of principal and interest and was in violation of certain loan covenants on the note payable to Union Camp and on the bank revolving line of credit. These obligations are classified as current at December 31, 1995.

 The note payable to Union Camp is collateralized by all real, intangible and personal property of Chase and contains certain loan covenants. Among other things, the covenants restrict Chase's ability to pay dividends, define an acceptable level of tangible net worth and require prior written consent to acquire stock or assets of another company. This note is guaranteed by TGC. The note payable to Fisher Bag is secured by a security interest in all of the equipment acquired from Fisher Bag and is guaranteed by TGC. The Company has a $4,000,000 line of credit with its bank. However, the maximum available at December 31, 1995 was $2,823,858 due to collateral base limitations. In addition, the bank granted a temporary extension of $200,000 of which $63,612 was utilized at December 31, 1995. The line of credit is guaranteed by TGC and is secured by all inventory and accounts receivable of Chase. The line of credit also contains certain loan covenants similar to those of the Union Camp note. The notes payable to a bank are secured by a security interest in the geophysical equipment acquired for the benefit of TGC's geophysical division.



                 TGC Industries, Inc. and Subsidiary

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

               Years ended December 31, 1995 and 1994


NOTE F - LONG-TERM OBLIGATIONS - Continued

 Total capital lease payments required in 1996 are $8,639, plus $816 of interest.


NOTE G - COMMITMENTS AND CONTINGENCIES

 The Company conducts a portion of its operations utilizing leased
 facilities and vehicles.   The approximate minimum rental commitments
 under operating leases are as follows:


      Year Ended
     December 31,
       [S]                                              [C]
       1996                                             $  305,000
       1997                                                230,500
       1998                                                203,000
       1999                                                191,700
       2000                                                148,700
       Thereafter                                          191,700

       Total minimum payments                           $1,270,600

 Rent expense was approximately $233,300 and $241,000 in 1995 and 1994, respectively.

 The Company is a defendant in various legal actions in the normal course of business. In the opinion of management, none of the litigation is expected to result in any significant loss to the Company.


NOTE H - STOCKHOLDERS' EQUITY

 Stock Option Plan

 Under the Company's 1986 Incentive Stock Option Plan (the "1986
Plan"), 49,668 shares of the Company's common stock are subject to outstanding options which have been granted under the Plan. The Company currently has in effect a 1993 Stock Option Plan (the "1993 Plan") covering a total of 750,000 shares of the Company's common stock. Incentive stock options granted under the 1993 Plan must be at prices not less than the market price at the date of grant. Options granted under the 1993 Plan must be exercised in chronological
order and within ten (10) years   from the date of grant.  Except for certain
options granted to the Chairman of the Board of the Company, none of the options that have been granted under either the 1986 Plan or the 1993 Plan are exercisable during the first year following the date of grant. During the second year following the date of grant, options representing up to one-third of the shares may be exercised. During the third year, options covering up to two-thirds of such shares may be exercised. Thereafter, and until the options expire, the options are fully exercisable. Of the 500,000 share ten year options granted to the Chairman of the Board on June 3, 1993, 125,000 shares were exercised in 1995, 250,000 additional shares were exercisable at December 31,1995 and the additional 125,000 shares will become exercisable on January 1, 1996.

                 TGC Industries, Inc. and Subsidiary

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

               Years ended December 31, 1995 and 1994


NOTE H - STOCKHOLDERS' EQUITY - Continued

 The following table summarizes activity under the Plans for the two
years ending                                    December 31, 1995:

                              Shares Under                  Payable on
                                 Option      Exercise Price   Exercise

     Balance at December 31, 1993  568,000     $  .80 - 1.00  $464,625
      Granted                       50,000             1.375    68,750
      Exercised                         -                 -         -
      Cancelled                         -                 -         -

     Balance at December 31, 1994  618,000        .80 - 1.375  533,375
      Granted                           -                 -         -
      Exercised                   (131,332)      .80 - 1.000  (105,832)
      Cancelled                    (27,000)     1.00 - 1.375   (32,625)

     Balance at December 31, 1995  459,668      $.80 - 1.375  $394,918

 At December 31, 1995, 302,442 of outstanding options were exercisable and options for 215,000 shares were available for future grant.

 Earnings (Loss) Per Share

 Loss per common share in 1995 does not include the weighted average number of common shares resulting from common stock equivalents, as they are antidilutive. Included in earnings per share for 1994 are 1,943,305 shares from common stock equivalents. Fully-diluted earnings per share have not been presented as any resulting dilution would be less than 3%.

 Private Placement

 During 1995, the Company sold 542,300 units at $1.00 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock for $1.50 per share during the first eighteen months and $2.00 per share thereafter. In addition, the Company converted $200,000 of short-term debt payable to officers and directors into 200,000 additional units. The Company incurred approximately $78,000 of expenses associated with the private placement.


                 TGC Industries, Inc. and Subsidiary

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

               Years ended December 31, 1995 and 1994


NOTE I - INCOME TAXES

 The income tax (expense) benefit reconciled to the tax computed at the statutory Federal rate is as follows:


                                               1995        1996
    Federal tax (expense) benefit at
      statutory rate                          $902,000    $(7,100)
     State tax (expense) benefit net of
      federal tax effect                       117,000     (1,000)
     Permanent differences                     (18,481)   (10,000)
     Other                                     (35,269)    18,084
     Prior year over accrual                        -      28,179
     Change in valuation allowance            (965,250)        -

                                              $     -     $28,163

 Deferred tax assets and liabilities consist of the following:

                                               1995        1994
     Deferred tax assets
      Net operating loss carryforward       $1,173,494   $390,655
      Write-down of impaired assets            266,000         -
      Other                                     50,413     40,218
     Deferred tax liability
      Depreciation of property and equipment  (377,883)  (284,099)
                                             1,112,024    146,774
     Less valuation allowance               (1,112,024)  (146,774)

                                            $       -    $     -

 The Company has net operating loss carryforwards of approximately $3,100,000 available to offset future taxable income, which expire at various dates through 2010. Due to the uncertainty of the Company's ability to utilize the loss carryforwards, a valuation allowance equal to its deferred tax asset was recorded at December 31, 1995 and 1994.


NOTE J - SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

 The Company's 1995 and 1994 operations consist of two industry segments. The first segment provides geophysical services and data, primarily to companies engaged in the search for hydrocarbons. The second segment manufactures woven paper mesh and polypropylene mesh fabric bags for agricultural and industrial use. Financial information about these activities appears in the schedules that follow.



                 TGC Industries, Inc. and Subsidiary

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

               Years ended December 31, 1995 and 1994


NOTE J - SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION - Continued

       1995 Industry     Geophysical  Packaging
    Segment Information   Services    Operations   Eliminations  Consolidated

   Total revenue         $7,632,139   $14,278,262  $ (88,899)    $21,821,502

   Income (loss) before
     income taxes        $   64,813   $(2,717,254) $        -    $(2,652,441)

   Identifiable assets   $7,669,926   $10,030,092  $(4,901,401)  $12,798,617
   Corporate assets                                                        -

   Total assets                                                  $12,798,617

   Additions to property,
     plant and equipment $  604,804   $   693,282   $        -   $ 1,298,086

   Depreciation and
     amortization        $  800,795   $   579,276$           -    $ 1,380,071

       1994 Industry     Geophysical  Packaging
    Segment Information  Services     Operations    Eliminations  Consolidated

   Total revenue         $5,899,840   $17,046,671   $   (32,489)  $22,914,022

   Income (loss) before
     income taxes        $  721,590   $  (700,495)  $        -    $    21,095

   Identifiable assets   $6,043,525   $11,131,933   $(3,316,411)  $13,859,047
   Corporate assets                                                         -

   Total assets                                                   $13,859,047

   Additions to property,
     plant and equipment$1,726,212    $   997,011   $        -    $ 2,723,223

   Depreciation and
     amortization       $  393,579    $   439,856$           -    $   833,435

NOTE K - 401(k) PLAN

 The Company has a 401(k) salary deferral plan which covers all salaried and certain nonsalaried employees who have reached the age of 20.5 years and have been employed by the Company for at least one year. The covered employees may elect to have an amount deducted from their wages for investment in a retirement plan. The Company matches contributions to the plan at the following rates: (1) 75% of each participant's salary reduction contributions to the plan up to a maximum of 3% of the participant's compensation; and (2) 50% of each participant's salary reduction contributions to the plan which are in excess of 3% of the participant's compensation but not in excess of 8% of the participant's compensation. The Company's matching contribution to the plan was approximately $73,000 for 1995 and $78,000 for 1994.



                 TGC Industries, Inc. and Subsidiary

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

               Years ended December 31, 1995 and 1994


NOTE L - PENSION PLAN

 The Company sponsors a defined benefit pension plan that covers all hourly employees at Chase's Portland, Oregon and Idaho Falls, Idaho locations. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Company and compensation rates near retirement. Contributions to the plan reflect benefits attributed to employees' services to date, as well as services expected to be earned in the future.

                                                 1995       1994
 Pension cost includes the
   following components:
     Service cost of the current period        $36,080    $34,341
     Interest cost on the projected benefit
      obligation                                 3,636      1,136
     Expected return on plan assets             (4,051)    (1,883)
     Net amortization                              322         -

     Pension cost                              $35,987    $33,594

 The following sets forth the funded status of the plan and the amounts included in the accompanying balance sheet at December 31, 1995:

                                                 1995
 Actuarial present value of benefit obligations:
   Vested benefits                             $56,198
   Nonvested benefits                           27,393

   Accumulated benefit obligation               83,591
   Effect of anticipated future compensation
     levels and other events                        -

   Projected benefit obligation                 83,591
   Less fair value of assets held in the plan   58,142

   Unfunded excess of projected benefit
     obligation over plan assets               $25,449

   The unfunded excess consists of the following:
     Net unrecognized loss from past
      experience different than assumed        $13,093
     Pension liability included in the balance sheet12,356

                                               $25,449



                 TGC Industries, Inc. and Subsidiary

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

               Years ended December 31, 1995 and 1994


NOTE L - PENSION PLAN - Continued

 The weighted average discount rate used to measure the projected benefit obligation and the expected long-term rate of return on assets is 7.5%. The Company uses the straight-line method of amortization for prior service cost and unrecognized gains and losses. Actuarial valuations of the plan are made each year. The most recent valuation was dated January 1, 1995.


NOTE M - UNAUDITED PRO FORMA FINANCIAL INFORMATION

 The following unaudited pro forma financial information presents the condensed combined results of operations for the year ended December 31, 1994 as though the Fisher Bag acquisitions had occurred at the beginning of the year presented. It does not purport to be indicative of the results which actually would have been obtained if the acquisition had been effected on the date indicated or of those results which may be obtained in the future. The pro forma information is based on the estimates and assumptions set forth below.

              (in thousands, except for per share data)

                   TGC Industries,
                      Inc. and       Fisher Bag
                     Subsidiary      Five Months
                     Year Ended        Ended          Pro Forma
                 December 31, 1994   May 25, 1994(1)   Adjustments   Combined

 Revenue             $22,914         $1,820            $  -          $24,734
 Cost of service and  19,176          1,524               -           20,700
 sales

  Gross margin         3,738            296               -            4,034

 Selling, general and  3,073            312               22 (2)       3,407
 administrative
 Operating profit        665            (16)             (22)            627
 (loss)
 Interest expense        644              1               60 (3)         705
 Income (loss) before     21            (17)             (82)            (78)
 taxes
 Provision for income    (28)            (6)             (14)(4)         (48)
 taxes

   Net income (loss)   $  49         $  (11)            $(68)        $   (30)

 Earnings (loss) per   $ .01         $    -            $(.02)       $  (.01)
 common share

 (1) Results of operations of Fisher Bag Company from January 1, 1994 to May 25, 1994 (acquisition date).

 (2) Five months amortization of goodwill related to the Fisher asset purchase.

 (3) Interest expense for five months for the Fisher asset purchase related to notes payable and additional debt from revolving line of credit.

 (4) Income tax effect of the adjustments.



                 TGC Industries, Inc. and Subsidiary

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

               Years ended December 31, 1995 and 1994


NOTE N - IMPAIRMENT OF GOODWILL

 The Company reviews for asset impairment when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. As the goodwill arose from an acquisition by the packaging division, the Company estimates the sum of expected future undiscounted net cash flows from the packaging operations. If the estimated net cash flows are less than the carrying amount of the goodwill, the Company recognizes an impairment loss in an amount necessary to write down the goodwill to fair value as determined from expected future cash flows.

 At December 31, 1995, the Company had a $701,378 write-down for impairment of goodwill as a result of the Company's review process.


NOTE O - RECENT ACCOUNTING STANDARD

 During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Upon future adoption of this statement, the Company anticipates electing to continue to apply the accounting provision for APB Opinion 25 with disclosure of the required proforma amounts. Accordingly, the only impact expected by management on the Company's future financial statements will be additional disclosures required by the new standard.


NOTE P - FOURTH QUARTER ADJUSTMENTS

 During the fourth quarter of 1995, the Company incurred a write-down for impairment of goodwill in the amount of $701,378 and incurred a gain of $274,608 on the involuntary conversion of assets which were lost or destroyed.


SUPPLEMENTARY INFORMATION

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Certain information required by Item 9 of the Form 10-KSB is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Nominees for Directors" in the proxy statement.

ITEM 10.  EXECUTIVE COMPENSATION.

The information required by Item 10 of Form 10-KSB is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Executive Compensation" in the proxy statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 11 of Form 10-KSB is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Security Ownership of Certain Beneficial Owners and Management" in the proxy statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information provided by Item 12 of Form 10-KSB is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Transactions with Management" in the proxy statement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

3.1 Restated Articles of Incorporation as of July 31, 1986, filed as Exhibit 3(a) to the Company's Registration Statement on Form 10 (Registration No. 0-14908), filed with the Commission and incorporated herein by reference.

3.2 Certificate of Amendment to the Company's Restated Articles of Incorporation, as of July 5, 1988, filed as Exhibit 3.2 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

3.3 First Amended Bylaws of the Company as amended, filed as Exhibit 3.2 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

3.4 Amendment to the Company's First Amended Bylaws as adopted by the Board of Directors on March 7, 1988, filed as Exhibit 3.3 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

3.5 Statement of Resolution Establishing Series of Preferred Stock of TGC Industries, Inc. as filed with the Secretary of State of Texas on July 16, 1993, filed as Exhibit 2 to the Company's Form 8-K (Commission File No. 0-14908) dated July 30, 1993, filed with the Commission and incorporated herein by reference.

4.1 Promissory Note dated July 30, 1993 in the principal amount of $3,761,537 payable by Chase Packaging Corporation to Union Camp Corporation, filed as
Exhibit 3 to the Company's Form 8-K (Commission File No. 0-14908) dated July 30, 1993, filed with the Commission and incorporated herein by reference.

4.2 Accounts Financing Agreement [Security Agreement] dated July 30, 1993 between Congress Financial Corporation (Northwest) and Chase Packaging Corporation, filed as Exhibit 4 to the Company's Form 8-K (Commission File No. 0-14908) dated July 30, 1993, filed with the Commission and incorporated herein by reference.

4.3 First Amendment to Accounts Financing Agreement [Security Agreement] dated May 25, 1994, between Congress Financial Corporation (Northwest) and Chase Packaging Corporation, filed as Exhibit 4.3 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

4.4 Letter Agreement dated July 25, 1994, amending Accounts Financing Agreement [Security Agreement], between Congress Financial Corporation (Northwest) and Chase Packaging Corporation, filed as Exhibit 4.4 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

4.5 Second Amendment to Accounts Financing Agreement [Security Agreement] dated September 19, 1994, between Congress Financial Corporation (Northwest) and Chase Packaging Corporation, filed as Exhibit 4.5 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

4.6 Third Amendment to Accounts Financing Agreement [Security Agreement] dated February 27, 1995, between Congress Financial Corporation (Northwest) and Chase Packaging Corporation, filed as Exhibit 4.6 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

4.7 Fourth Amendment to Accounts Financing Agreement [Security Agreement] dated July 26, 1995 between Congress Financial Corporation (Northwest) and Chase Packaging Corporation.

10.2 Service Mark License Agreement dated as of July 31, 1986, between the Company and ESI, relating to the use of the Company's logo, filed as Exhibit 10(b) to the Company's Registration Statement on Form 10 (Registration
No. 0-14908), filed with the Commission and incorporated herein by reference.

10.3  The Company's 1986 Incentive and Nonqualified Stock Option Plan, filed as
Exhibit 10(c) to the Company's Registration Statement on Form 10 (Registration No. 0-14908), filed with the Commission and incorporated herein by reference.

10.4 Amendment Number One to the Company's 1986 Incentive and Nonqualified Stock Option Plan as adopted by the Board of Directors on May 1, 1987, filed as
Exhibit 10.4 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

10.5 Purchase and Sale Agreement Between Union Camp Corporation and Chase Packaging Corporation dated June 27, 1993, filed as Exhibit 1 to the Company's Form 8-K (Commission File No. 0-14908) dated July 30, 1993, filed with the Commission and incorporation herein by reference.




10.6 1993 Stock Option Plan, filed as Exhibit 10.4 to the Company's Registration Statement on Form S-2 (Registration No. 33-73216), filed with the Commission and incorporated herein by reference.

10.7 Employment Contract between the Company and Allen T. McInnes dated August 2, 1993, filed as Exhibit 10.7 to the Company's Registration Statement on Form S-2 (Registration No. 33-73216), filed with the Commission and incorporated herein by reference.

10.8 Master Contract for Geophysical Services-Onshore dated April 18, 1990 between Marathon Oil Co. and the Company together with a form of Supplementary Agreement thereto, filed as Exhibit 10.8 to the Company's Registration Statement on Form S-2 (Registration No. 33-73216), filed with the Commission and incorporated herein by reference.

10.9 Agreement for Geophysical Services dated May 19, 1992, between DLB Oil & Gas, Inc. and the Company together with a form of Supplementary Agreement thereto, filed as Exhibit 10.9 to the Company's Registration Statement on Form S-2 (Registration No. 33-73216), filed with the Commission and incorporated herein by reference.

10.10 Asset Purchase Agreement among Fisher Bag Company, Inc. and all of its shareholders and Chase Packaging Corporation dated April 25, 1994, filed as
Exhibit 1 to the Company's Form 8-K (Commission File No. 0-14908) dated May 25, 1994, filed with the Commission and incorporated herein by reference.

10.11 Closing Agreement among Fisher Bag Company, Inc. and all of its shareholders and Chase Packaging Corporation dated May 25, 1994, amending and supplementing the Asset Purchase Agreement, filed as Exhibit 2 to the Company's Form 8-K (Commission File No. 0-14908) dated May 25, 1994, filed with the Commission and incorporated herein by reference.

21.  Subsidiaries of the Company.

(b)  Reports on Form 8-K

No Report on Form 8-K was filed during the Company's fourth quarter ended December 31, 1995.


                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              TGC, INDUSTRIES, INC.



Date:  March 21, 1996                         By:  /s/ Allen T. McInnes
                                                          Allen T. McInnes
                                                    Chairman of the Board,
President
                                                      (Principal Executive
Officer)

                                     SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 21, 1996                         By:  /s/ Allen T. McInnes
                                                          Allen T. McInnes
                                                    Chairman of the Board,
President
                                                      (Principal Executive
Officer)

Date:  March 21, 1996                         By:  /s/ Robert J. Campbell
                                                          Robert J. Campbell
                                                    Vice-Chairman of the Board
                                                            and Director

Date:  March 21, 1996                         By:  /s/ Wayne A. Whitener
                                                          Wayne A. Whitener
                                                    Vice-President and Director

Date:  March 21, 1996                         By:  /s/ Doug Kirkpatrick
                                                          Doug Kirkpatrick
                                                       (Principal Financial and
                                                        Accounting Officer)

Date:  March 21, 1996                         By:  /s/ William J. Barrett
                                                          William J. Barrett
                                                     Secretary and Director


Date:  March 21, 1996                         By:  /s/ Herbert M. Gardner
                                                          Herbert M. Gardner
                                                               Director






                                     EXHIBIT 4.7


FOURTH AMENDMENT TO ACCOUNTS FINANCING AGREEMENT [SECURITY AGREEMENT] DATED JULY 26, 1995 BETWEEN CONGRESS FINANCIAL CORPORATION (NORTHWEST) AND CHASE PACKAGING CORPORATION.



                                   July 26, 1995


Congress Financial Corporation (Northwest)
101 SW Main Street, Suite 725
Portland, Oregon  97204

     Re: Chase Packaging Corporation/Fourth Amendment to Accounts Financing Agreement

Ladies and Gentlemen:

This Fourth Amendment to Accounts Financing Agreement is made for the purpose of amending the Accounts Financing Agreement [Security Agreement] which we entered into with you on or about July 30, 1993, as it has previously been amended (the "Accounts Financing Agreement").

We ask that you temporarily increase the maximum credit available to us under the Accounts Financing Agreement. Therefore, for valuable consideration, receipt and sufficiency of which are acknowledged, we agree as follows:

1. Paragraph 1.7 of the Accounts Financing Agreement is amended in its entirety to read as follows:

1.7 "Maximum Credit" shall mean the amount of $4,300,000 during the period beginning on July 26 through and including October 25, 1995 and shall mean the amount of $4,000,000 thereafter.

2. As consideration for this accommodation, we shall pay you the sum of $1,000 and we shall pay all of your expenses, including attorney fees, incurred in connection with the preparation of this Amendment and related documents.



Congress Financial Corporation (Northwest)
Page 2


3. Except as specifically provided above, the Accounts Financing Agreement and all related agreements and documents shall remain fully valid, binding, and enforceable according to their terms.

4. We hereby waive and discharge any and all defenses, claims, counterclaims, and offsets which we may have against you and which have arisen or accrued through the date of this Amendment. We acknowledge that you or your employees, agents, and attorneys have made no representations or promises to us except as specifically reflected in this Amendment and the written agreements which have been previously executed.

                                               Very truly yours,

                                               CHASE PACKAGING CORPORATION

                                                      /s/ Doug Kirkpatrick
                                                   By     Doug Kirkpatrick
                                                   Title  Vice President

Accepted and agreed.

CONGRESS FINANCIAL CORPORATION (Northwest)

    /s/ Rodney S. Davis
By      Rodney S. Davis
Title   Vice President

The undersigned Guarantor acknowledges that Congress Financial Corporation (Northwest) ("Congress") has no obligation to provide it with notice of, or obtain its consent to, the terms of this Amendment. The undersigned Guarantor nevertheless hereby: (i) acknowledges and agrees to the terms and conditions of this Amendment; (ii) acknowledges that its

Congress Financial Corporation
(Northwest)
Page 3

Guaranty remains fully valid, binding, and enforceable; and (iii) waives any and all defenses, claims, counterclaims, and offsets against Congress which may have arisen or accrued through the date of this Amendment.

                                           TGC INDUSTRIES, INC.


                                              /s/ Robert J. Campbell
                                           By     Robert J. Campbell
                                           Title  Vice Chairman



                EXHIBIT 21  SUBSIDIARIES OF THE COMPANY



CHASE PACKAGING CORPORATION
STATE OF INCORPORATION - TEXAS

DOES BUSINESS AS  - CHASE PACKAGING CORPORATION