Form 10QSB
period 1996-03-31
TGC INDUSTRIES INC
filed 1996-05-13
CIK 799165

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            FORM 10-QSB

         (Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDING MARCH 31, 1996.

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM _____ TO ____.


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

Issuer's telephone number, including area code: 214/881-1099

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes   X     No
                                             ----      ----

State the number of shares outstanding of each of the issuer's classes of common equity,as of the latest practicable date.

          Class                                  utstanding at April 30, 1996
Common Stock ($.10 Par Value)                                       6,166,018


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Incorporated herein is the following unaudited financial information:

             Consolidated Balance Sheet as of March 31 1996.

             Consolidated Statements of Operations for the three-month periods ended March 31, 1996 and 1995.

             Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1996 and 1995.

             Notes to Consolidated Financial Statements.

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEET
     (Unaudited)


                                                       March 31, 1996

ASSETS

CURRENT ASSETS

  Cash and cash equivalents                             $   124,018

  Accounts receivable, net                                2,458,248

  Inventories                                             3,016,537

  Prepaid expenses                                          591,755

        Total current assets                              6,190,558


PROPERTY, PLANT, AND EQUIPMENT - at cost

   Buildings                                               1,400,951

   Machinery and equipment                                 8,045,008


                                                           9,445,959

   Less accumulated depreciation                           3,994,769

                                                           5,451,190

   Land                                                      483,992

                                                           5,935,182

OTHER ASSETS                                                  24,516

    Total assets                                         $12,150,256


See notes to consolidated financial statements.


TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEET -- CONTINUED
          (Unaudited)


                                                          March 31, 1996


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Trade accounts payable                                   $2,641,663

  Accrued liabilities                                         868,307

  Advance billings                                            860,509

  Current maturities of long-term obligations               6,264,698

        Total current liabilities                          10,635,177

LONG-TERM OBLIGATIONS, less current maturities                341,666

STOCKHOLDERS' EQUITY

     Preferred stock, $1 par value - authorized
     shares, 4,000,000; issued and outstanding
     shares, none                                                 -


     Common stock, $.10 par value - authorized
     25,000,000; issued 6,232,152 shares                      623,215

     Additional paid-in capital                             4,697,774

     Accumulated deficit                                   (3,980,054)

                                                            1,340,935

     Less 66,134 shares of common stock in
     treasury - at cost                                       167,522

                                                            1,173,413

         Total liabilities and stockholders'
         equity                                           $12,150,256

See notes to consolidated financial statements.

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                        Three Months Ended
                                            March 31,

                                       1996                  1995


REVENUE

  Service revenue                 $2,234,672              $1,950,385

  Sales                            2,396,817               3,760,958

                                   4,631,489               5,711,343


COSTS AND EXPENSES

  Cost of services                 1,801,437                1,657,484

  Cost of sales                    2,391,214                3,225,722

  Selling, general, and
  administrative                     721,861                  791,248

  Interest expense                   186,691                  186,874

                                   5,101,203                5,861,328

  LOSS BEFORE INCOME TAXES          (469,714)                 (149,985)

Provision for income taxes              -                         -

  NET LOSS                          (469,714)                 (149,985)

Loss per common and common
equivalent share                        (.08)                     (.03)

Weighted average number of
common and common equivalent
shares                             6,166,018                  5,438,642


See notes to consolidated financial statements.

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                           Three Months Ended
                                                March 31,


                                     1996                    1995


INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES


  Net Loss                         $(469,714)             $(149,985)


  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:


    Depreciation and amortization    360,740                324,884

    Gain on disposal of equipment     (6,085)               (34,032)

    Change in assets and liabilities:

       Accounts receivable           (64,011)               407,106

       Inventories                   499,807               (557,340)

       Prepaid expenses              (67,237)               117,159

       Trade accounts payable        (61,352)               (64,422)

       Accrued liabilities          (107,621)              (148,694)

       Advanced billings             515,536                182,184

         NET CASH PROVIDED BY
         OPERATING ACTIVITIES        600,063                 76,860


CASH FLOWS FROM INVESTING ACTIVITIES

   Additions to machinery and
   equipment                        (100,279)              (292,121)

    Proceeds from disposal of
    machinery and equipment            9,000                 54,067

    Decrease in other assets             453                     -

          NET CASH USED IN
          INVESTING ACTIVITIES       (90,826)              (238,054)

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from the issuance of
      debt                            30,000                100,000

      Principal payments of debt
      obligations                   (141,781)              (338,205)

      Net proceeds from (payments
      on) line-of-credit            (413,429)               270,159

          NET CASH PROVIDED BY
          (USED IN) FINANCING
          ACTIVITIES                (525,210)                31,954

          NET DECREASE IN CASH AND
          CASH EQUIVALENTS           (15,973)              (129,240)

Cash and cash equivalents at
beginning of period                  139,991                271,260

          CASH AND CASH EQUIVALENTS
          AT END OF PERIOD           124,018                142,020

CASH PAID DURING THE YEAR FOR:

          Interest                  $ 13,877               $ 93,122

          Taxes                     $     -                $     -


NON-CASH INVESTING AND FINANCING ACTIVITIES:

  On January 9, 1995, options for 4,000 shares and 2,332 shares of Common Stock at an exercise price of $.875 and $1.00 respectively per share were exercised. The Company received 1,458 shares of its Common Stock at a market value of $4.00 per share as payment for the exercise of the options.

See notes to consolidated financial statements.

TGC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1996

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in financial position in conformity with generally accepted accounting principles.

NOTE B -- MANAGEMENT PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included. The results of the interim periods are not necessarily indicative of results to be expected for the entire year. For further information, refer to the financial statements and the footnotes thereto included in the Company's Annual Report for the year ended December 31, 1995 filed on Form 10-KSB.

NOTE C -- LOSS PER SHARE

Loss per common share for the quarters ended March 31, 1996 and March 31, 1995 were calculated by dividing net loss for the respective periods by the weighted average number of shares of Common Stock outstanding for each period. Loss per common share does not include the weighted average number of common shares resulting from common stock equivalents, as they are antidilutive.

NOTE D -- DEBT OBLIGATIONS

On March 20, 1996, the Company received $30,000 in debt financing from an executive officer of the Company. The financing consisted of a subordinated note with a maturity date of March 20, 1998, bearing interest at a rate of 10% per annum.

NOTE E -- LOAN DEFAULTS

On January 26, 1996, Chase Packaging, and TGC as guarantor, were notified by Union Camp Corporation that Chase was in default under the terms of the Promissory Note dated July 30, 1993 due to nonpayment of principal and interest and violation of certain debt covenants. On February 9, 1996, Chase (and TGC as guarantor) received notice from its primary bank that Chase Packaging was also in default under the terms of the bank revolving line of credit due to the default under the terms of the Promissory Note with Union Camp and due to the violation of the tangible net worth covenant in the Accounts Financing Agreement with the bank. These obligations were therefore classified as current on the March 31, 1996 balance sheet.
The Company has continued to utilize the bank revolving line of credit under the same terms as existed prior to the notice of default and demand. The Company's management is currently negotiating with Union Camp and the bank in an effort to resolve these default conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Revenues were $4,631,489 for the first quarter ended March 31, 1996, compared to revenues of $5,711,343 for the same period of the prior year. Net loss was $469,714 for the first quarter of 1996 as compared to net loss of $149,985 for the first quarter of 1995.

The 19% decrease in revenues in the first quarter of 1996 when compared to the same quarter of 1995 is attributable to a 36% decline in packaging revenues. The reduced revenues, combined with negligible profit margins at the packaging operation, resulted in the $469,714 net loss for the quarter.

PACKAGING OPERATION

Revenues for Chase Packaging Corporation for the first quarter of 1996 were $2,396,817 as compared to revenues of $3,760,958 for the first quarter of 1995. Chase recorded an operating loss before interest and tax expense of $504,533 for the first quarter of 1996 as compared to an operating loss before interest and tax expense of $63,412 for the first quarter of 1995. Interest expense for the packaging operation for the 1996 first quarter declined slightly to $170,536 from the 1995 first quarter interest expense of $173,578.

Several factors contributed to the lower revenues and higher operating losses at Chase in the 1996 first quarter. A weak export market in late 1995 resulted in an oversupply of domestic onions which depressed market prices for the crop in the U.S. These lower crop prices reduced demand for Chase's onion fabric sold to other bag converters as growers/packers have held onions in storage rather than ship at a loss. Also contributing to the reduced demand, as well as contributing to lower selling prices, has been an influx of cheap import fabric and bags from Mexico. The reduced onion shipments and the competition from Mexican fabric have been the primary factors in a $655,000 decrease in onion fabric sales for the 1996 first quarter when compared to the first quarter of 1995. Unfavorable market pricing also had a negative impact on sales of Chase's consumer-size mesh potato bags, reducing sales of such bags by $140,000 when comparing the 1996 first quarter with the 1995 first quarter. High prices paid by potato processors to potato growers required packers to match the high prices when purchasing their potatoes from the growers. This created very narrow margins for the potato packers and resulted in the use of cheaper film bags supplied by competitors for a large percentage of potato shipments to the fresh market. In addition, the outsourcing on a commission basis of certain circular woven polypropylene bag orders for the grass seed market reduced revenues for this product line by approximately $166,000 during the 1996 first quarter.

The continued drop in demand for Chase's core products during the 1996 first quarter required management to expand its program of inventory reduction and production levels below-standard to balance plant operations with market demand. Although variable, indirect and overhead expenses have been reduced further during the quarter, the curtailment of weaving, printing and sewing operations resulted in underabsorbed manufacturing overhead which increased the cost of units produced. These unfavorable manufacturing variances combined with downward pressure on selling prices for Chase's products resulted in negative margins for the woven polypropylene (onion/citrus) product line and reduced margins for the other product lines.

Chase management will continue its previously disclosed 1996 business plan of lowering the operations' breakeven level by bringing manufacturing costs in line with the level of sales being generated by current agricultural markets. To compete with the inroads being made by imports, Chase will continue its program of expense reduction and efficiency improvement to become a lower-cost producer of fabric and bags. Chase will actively pursue expansion of sales efforts into other geographic markets, search for new product opportunities, eliminate unprofitable product lines and sell-off underperforming assets. Accounts payable status will be monitored closely with vendor communication a high priority to ensure that plant production continues at the most efficient level possible. Due to competitive pressures from within and outside the U.S. and the uncertain nature of predicting agricultural crops and their impact on Chase's products, no assurance can be given that the Company's plans for the remainder of 1996 will achieve the intended result.


GEOPHYSICAL OPERATIONS

TGC's geophysical service revenue increased to $2,234,672 for the three months ended March 31, 1996 compared to revenue of $1,950,385 for the same period of 1995. Operating profit before interest and taxes was $221,510 for the 1996 first quarter as compared to an operating profit before interest and taxes of $100,301 for the first quarter of 1995. The increase in revenue and operating profit in the 1996 first quarter was the result of a diversified backlog that allowed for timely advance preparation of seismic program and a lack of weather delays that improved the crews' recording efficiencies.

One of TGC's seismic crews worked in the Mid-Continent and the Gulf Coast during the 1996 first quarter. TGC's second seismic crew worked in California (a new market for the Company) during this same period. With minimal interruption of the Company's planned data-acquisition schedule for these areas, both crews were able to record sufficient quantities of seismic data to meet the Company's schedules for its projects in these areas. The increased efficiencies achieved by both recording crews during the first quarter of 1996 resulted in improved operating margins and increased profitability for the geophysical operation when compared to the same period of 1995.

The domestic demand for 3-D data acquisition services remains positive at this time due to the capability of this technology to provide higher quality data at a lower cost, the increased acceptance of 3-D seismic techniques as a viable risk management tool, and the increased success rates using 3-D surveys for exploration and development activities. U.S. exploration budgets are increasing since a number of major oil and gas companies have experienced a variety of problems overseas. The Company currently has a backlog for both crews that extends into the 1996 third quarter and includes geophysical surveys in the Mid-Continent region and on the West Coast. The backlog includes small and large surveys for major and independent oil and gas companies. Management anticipates a continuation of improved revenues and profit margins in 1996, however, a degree of risk is inherent in the Company's turnkey contracts due to possible downtime from adverse weather conditions and other types of delay. With the potential for contract delay or cancellations and the unpredictable nature of forecasting weather, no assurance can be given that management's expectations can be achieved.

FINANCIAL CONDITION

Cash of $600,063 was provided by operating activities in the first quarter of 1996 compared with cash provided by operating activities of $76,860 for the same period of the prior year. The funds generated for the 1996 first quarter were primarily attributable to advance billings at the geophysical division and inventory reductions at the packaging operation, partially offset by the consolidated net loss for the quarter. Cash used in investing activities consisted primarily of additions to machinery and equipment at the packaging operation. Cash used in financing activities consisted of $141,781 in principal payments on debt obligations and payments on the Chase line-of-credit of $413,429, partially offset by $30,000 in debt financing received from an executive officer of the Company. The loan balance of Chase's revolving line-of-credit was $2,474,041 as of March 31, 1996.

Working capital decreased $231,719 during the 1996 first quarter to $(4,444,619). Total accounts receivable (net of allowances) for the period ending March 31, 1996 of $2,458,248, consisted of packaging operations accounts receivable of $1,122,134 and geophysical operations accounts receivable of $1,336,114. The current ratio at March 31, 1996 was .6 to 1 primarily as a result of the 1995 fourth quarter reclassification of long-term debt to current liabilities as discussed below. Stockholders' equity decreased $469,714 during the first quarter of 1996. The decrease was attributable to the Company's consolidated net loss for the 1996 first quarter of $469,714.

On January 26, 1996, Chase Packaging, and TGC as guarantor, were notified by Union Camp Corporation that Chase was in default under the terms of the Promissory Note dated July 30, 1993 due to nonpayment of principal and interest and violation of certain debt covenants. On February 9, 1996, Chase (and TGC as guarantor) received notice from its primary bank that Chase Packaging was also in default under the terms of the bank revolving line of credit due to the default under the terms of the Promissory Note with Union Camp and due to the violation of the tangible net worth covenant in the Accounts Financing Agreement with the bank. These obligations were therefore classified as current on the March 31, 1996 balance sheet. The Company has continued to utilize the bank revolving line of credit under the same terms as existed prior to the notice of default and demand. The Company's management is currently negotiating with Union Camp and the bank in an effort to resolve these default conditions.

Management is working very closely with suppliers to ensure that any disruption in the flow of raw materials and other key items is minimized. A clear line of communication with vendors is a priority and, to date, the packaging operation has been able to continue meeting the demands of its market.

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

Due to losses from operations, cash flow difficulties, and defaults with secured lenders, the Company's continued existence as a going concern is dependent on its ability to obtain additional financing or refinancing as may be required and to improve operating results. Management believes that any required financing or refinancing can be obtained in order to meet the Company's liquidity needs for the foreseeable future and to enable management to implement its plan to improve operating results. However, in view of the Company's weakened financial condition and the uncertain timing and strength of recovery in its markets, there can be no assurance that such financial and operating plans can be achieved.

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

                                                TGC INDUSTRIES, INC.


Date:  May 8, 1996                               /s/ Allen T. McInnes
                                                 ______________________________
                                                    Allen T. McInnes
                                                 Chairman of the Board,
                                                 President
                                                 (Principal Executive Officer)


Date:  May 8, 1996                              /s/ Doug Kirkpatrick
                                                ______________________________
                                                    Doug Kirkpatrick
                                                Vice President and Treasurer
                                                (Principal Financial and
                                                 Accounting Officer)