Form 10QSB
period 1996-06-30
TGC INDUSTRIES INC
filed 1996-08-15
CIK 799165

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-QSB

         (Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDING June 30, 1996.

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

                                        Yes   X     No ____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                    Outstanding at July 31, 1996
Common Stock ($.10 Par Value)                                   6,188,018


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Incorporated herein is the following unaudited financial information:

             Consolidated Balance Sheet as of June 30, 1996.

             Consolidated Statements of Operations for the three and six month periods ended June 30, 1996 and 1995.

             Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1996 and 1995.

             Notes to Consolidated Financial Statements.


TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                                    PRO FORMA
ASSETS                                        June 30, 1996      June 30, 1996

CURRENT ASSETS

        Cash and cash equivalents            $   129,609          $2,129,609

        Accounts receivable, net                 993,587             993,587

        Prepaid expenses                         777,752             777,752

              Total current assets             1,900,948           3,900,948

PROPERTY AND EQUIPMENT - at cost

        Machinery and equipment                3,361,725           3,361,725

        Automobiles and trucks                   529,505             529,505

        Furniture and fixtures                   294,822             294,822

                                               4,186,052           4,186,052

        Less accumulated depreciation          2,956,986           2,956,986

                                               1,229,066           1,229,066

        Property held for sale                 1,331,834           1,331,834

                                               2,560,900           2,560,900

OTHER ASSETS                                       2,217               2,217


       Total assets                          $ 4,464,065         $ 6,464,065


See notes to Consolidated Financial Statements.

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEET -- CONTINUED
(Unaudited)

                                                                 PRO FORMA
                                           June 30, 1996       June 30, 1996


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

        Trade accounts payable             $   866,372         $   866,372

        Accrued liabilities                    500,667             500,667

        Advance billings                       711,013             711,013

        Current maturities of long-term
        obligations                             68,839              68,839

        Private placement proceeds             150,000                -

              Total current liabilities      2,296,891           2,146,891

LONG-TERM OBLIGATIONS, less current
maturities                                     365,813                -


NET LIABILITIES OF DISCONTINUED
OPERATION                                    1,303,202                -

PAYABLE TO CHASE PACKAGING                      -               1,331,834

COMMITMENTS                                     -                    -

STOCKHOLDERS' EQUITY

     Preferred stock, $1 par value -
     authorized shares, 4,000,000;
     issued and outstanding
     shares, none                                -             1,150,350

     Common stock, $.10 par value -
     authorized 25,000,000;
     issued 6,254,152 shares                   625,415           625,415

     Additional paid-in capital              4,702,924         6,039,755

     Accumulated deficit                    (4,662,658)       (4,662,658)

     Treasury stock, at cost
     (66,134 shares)                          (167,522)         (167,522)

                                               498,159         2,985,340

     Total liabilities and                  $4,464,065        $6,464,065
     stockholders' equity

See notes to Consolidated Financial Statements.

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                             Three Months ended June 30,       Six Months ended June 30,
                                1995            1996              1995             1996

SERVICE REVENUE                 $1,782,067      $2,225,255         $3,732,452      $4,459,927

COSTS AND EXPENSES

     Cost of service             1,507,372       1,972,973          3,164,856       3,774,410

     Selling, general,
      and administrative           190,502         187,852            383,102         399,577

     Interest expense               15,120          16,988             28,416          33,143

                                 1,712,994        2,177,813          3,576,374      4,207,130

     Income from continuing
     operations before
     income taxes                   69,073          47,442            156,078         252,797

Provision for income taxes            -               -                 -               -

        Income from continuing
        operations                  69,073          47,442            156,078         252,797

        Loss from discontinued
        operations                (272,464)        (730,046)          (509,454)   (1,405,115)


NET LOSS                         $(203,391)       $(682,604)         $(353,376)  $(1,152,318)




Earnings (loss) per common
and common equivalent share

 Continuing operations          $      .01            $ .01           $   .03    $       .04
 Discontinued operations        $     (.05)           $(.12)          $  (.09)   $      (.23)

 Earnings (loss) per
 common and common
 equivalent share               $     (.04)           $(.11)          $  (.06)    $     (.19)

Weighted average number
of common and equivalent
shares                           5,483,520         6,176,699        5,461,205      6,171,359



See notes to consolidated financial statements.

TGC INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Six Months Ended June 30,
                                                             1995               1996

CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                                    $(353,376)         $(1,152,318)

 Adjustments to reconcile net loss
 to net cash provided by (used in)
 operating activities:

 Loss from discontinued operations                              509,454            1,405,115

 Depreciation and amortization                                  391,570              388,721


 Gain on disposal of property and
 equipment                                                      (34,032)              (8,585)


 Changes in operating assets and
   liabilities

 Accounts receivable                                            215,359               41,748

 Prepaid expenses                                               (96,181)            (327,006)

 Refundable income taxes                                       46,626                 -

 Accounts payable                                               (39,015)              10,267

 Accrued liabilities                                             35,591               28,914

 Advance billings                                               160,015              474,793

  NET CASH PROVIDED BY
  CONTINUING OPERATIONS                                         836,011              861,649

  NET CASH PROVIDED BY (USED IN)
  DISCONTINUED OPERATIONS                                    (1,176,125)             150,682

  NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                       (340,114)          1,012,331


CASH FLOWS FROM INVESTING ACTIVITIES

 Capital expenditures                                          (260,238)            (197,695)

 Proceeds from sale of property
    and equipment                                                54,067               11,500

 Other assets                                                        -                (1,019)

 Investing activities of
   discontinued operations                                     (188,054)             (88,063)

 NET CASH USED IN INVESTING
   ACTIVITIES                                                  (394,225)            (275,277)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from private placement                                     -              150,000

  Proceeds from issuance of debt                                200,000              125,813


 Proceeds from issuance of stock                                100,000                3,750

 Principal payments of debt
  obligations                                                        -               (96,715)


 Financing activities of
 discontinued operations                                        450,834             (905,161)

   NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                         750,834             (722,313)

   NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                              16,495               14,741


Cash and cash equivalents at beginning
of period                                                       230,538              114,868

Cash and cash equivalents at end
of period                                                    $  247,033             $129,609

Supplemental cash flow information

    Cash paid during the year

    Interest                                                 $        -             $  2,575
    Income taxes                                           $        -            $   -

Noncash investing and financing
activities (1)

____________________________________

        (1) On January 9, 1995, options for 4,000 shares and 2,332 shares of Common Stock at an exercise price of $.875 and $1.00 respectively per share were exercised. The Company received 1,458 shares of its Common Stock at a market value of $4.00 per share as payment for the exercise of the options.

See notes to consolidated financial statements.

TGC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1996

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

NOTE C -- LOSS PER SHARE

Loss per common share for the quarter and six months ended June 30, 1996 and June 30, 1995 were calculated by dividing net loss for the respective periods by the weighted average number of shares of Common Stock outstanding for each period. Loss per common share does not include the weighted average number of common shares resulting from common stock equivalents, as they are antidilutive.


NOTE D -- DEBT OBLIGATIONS

On March 20, 1996, the Company received $30,000 in debt financing from an executive officer of the Company. The financing consisted of a subordinated note with a maturity date of March 20, 1998, bearing interest at a rate of 10% per annum.

On April 9, 1996, the Company received $62,813 in debt financing from an executive officer of the Company. The financing consisted of a subordinated note with a maturity date of April 9, 1998, bearing interest at a rate of 10% per annum. On May 13, 1996, the Company received an additional $33,000 in debt financing from an executive officer of the Company. This financing consisted of a subordinated note with a maturity date of May 13, 1998, bearing interest at a rate of 10% per annum.

On May 29 and May 30, 1996, the Company received $150,000 from certain executive officers and directors of the Company as an advance on proceeds from the private placement of Series C 8% Convertible Exchangeable Preferred Stock ("Preferred Stock"). The proceeds are part of the closing in July 1996 of 1,150,350 shares of Preferred Stock (See Note E).

In July of 1996 subordinated notes totaling $365,813 were exchanged for Preferred Stock offered in the private placement described in Note E.

NOTE E -- REORGANIZATION PLAN

In May 1996, a formal plan was adopted to reorganize the Company. Pursuant to the plan, the following actions have been taken:

     a. In July of 1996, the Company closed the private placement of 1,150,350 shares of Series C 8% Convertible Exchangeable Preferred Stock. The gross proceeds received from the closings were $5,751,750, which amount includes the exchange by holders of subordinated notes of the Company totalling $365,813 for Preferred Stock.

          The Preferred Stock sold in the private placement entitles the holder to receive cumulative cash dividends as and when declared by the Board of Directors at a rate of 8% per year prior to any dividend or distribution in cash or other property on any class or series of stock junior to the preferred stock. The dividends on the preferred stock are payable as declared by the Board of Directors on January 1 and July 1 of each year, commencing January 1, 1997. The dividends on the preferred stock are cumulative but do not bear interest.

          The holder of any shares of Preferred Stock has the right at any time to convert the Preferred Stock into fully paid and non-assessable shares of Common Stock of TGC at the conversion price per share of (1) prior to the close of business on July 1, 1998, the conversion price per share of common stock of $.75; (2) after July 1, 1998 and prior to the close of business on July 1, 1999, the conversion price per share of common stock of $1.25, and (3) thereafter, the conversion price per share of common stock of $2.00. A cash adjustment will be paid in lieu of fractional shares.

          Shares of the preferred stock are exchangeable in whole at the sole option of the Company at any time after January 1, 1998 for the Company's 8% Subordinated Convertible Debentures, Series A ("Debentures") due the later of July 1, 2000 or two years from the date of exchange. This is conditioned upon the Company paying, on or prior to the date of exchange, to the holders of the outstanding shares of preferred stock all accumulated and unpaid dividends to the date of exchange.

     b. Upon closing of the private placement, the Company contributed approximately $2,650,000 as a capital contribution to Chase Packaging.

     c. Effective July 31, 1996, the Company spun-off its wholly owned subsidiary, Chase Packaging Corporation, formerly New Chase Corporation. Prior to the spin-off, TGC liquidated Chase Packaging Corporation ("Old Chase") with TGC receiving all of Chase's properties and liabilities in cancellation of the Chase stock held by TGC. TGC then formed a new wholly-owned subsidiary, New Chase Corporation, a Texas corporation, the name of which TGC subsequently changed to Chase Packaging Corporation ("Chase"). TGC transferred all of the properties and liabilities previously received by TGC as a result of the liquidation of Old Chase, except TGC retained the Portland,Oregon facility of Old Chase, which TGC intends to sell. TGC anticipates that most of the sale proceeds from the Portland, Oregon facility will be contributed to Chase to be applied against the mortgage indebtedness currently encumbering such facility.

          TGC spun-off Chase to the holders of TGC's Common Stock and, on an as-if-converted basis, to the holders of TGC's Series C 8% Convertible Exchangeable Preferred Stock (the "Preferred Stock"), which was sold in a private placement that closed in July, 1996. The record date was July 15, 1996 ("Record Date");
          however, the TGC Common Stock has traded with "due bills" since the Record Date and will continue to do so until the distribution of Chase Common Stock, which date will be the first business day following the effectiveness of the Registration Statement which the Company intends to file with the Securities and Exchange Commission. The holders of 6,252,694 shares of TGC Common Stock and 1,150,350 shares of TGC Preferred Stock will receive the spin-off distribution of Chase Common Stock. An additional 539,837 shares of Chase Common Stock wil be held in escrow and distributed upon the exercise, if any, of outstanding warrants and options of TGC. On the distribution date, the holders of TGC Common Stock will receive one-half share of Chase Common Stock for each share of TGC Common Stock held, and the holders of TGC Preferred Stock will receive one-half share of Chase Common Stock for each share of Common
          Stock of TGC as if the preferred stockholders had converted. The $5.00 per share Preferred Stock is initially convertible at $.75 per share of Common Stock through July, 1998. As a result of this spin-off, the operations of Chase have been reflected as discontinued operations in the consolidated financial statements.

NOTE F -- PRO FORMA BALANCE SHEET

The Pro Forma balance sheet reflects the closing of the private placement of Preferred Stock and the spin-off of Chase Packaging Corporation, assuming these transactions were consummated as of June 30, 1996. Substantially all of the Company's cash was used as a partial payment on the Company's 24-Bit Opseis Eagle recording system.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS


GEOPHYSICAL OPERATIONS (CONTINUING OPERATIONS)

Geophysical service revenue increased to $2,225,255 for the three months ended June 30, 1996 compared to revenue of $1,782,067 for the same period of 1995. Revenue for the first six months of 1996 was $4,459,927, a 19% increase from revenue of $3,732,452 for the first six months of 1995. Operating profit before interest and taxes was $64,430 for the 1996 second quarter as compared to operating profit before interest and taxes of $84,193 for the second quarter of 1995. Operating profit before interest and taxes for the six months ended June 30, 1996 was $285,940 as compared to operating profit before interest and taxes of $184,494 for the same period of 1995. The increase in revenue was the result of a diversified backlog which included seismic surveys with higher contract prices in 1996 when compared to the Company's 1995 program. Although profit margins for the 1996 second quarter were down due to start-up costs on a seismic contract, timely preparation of seismic program improved the crew's recording efficiencies, resulting in increased operating margins for the first six months of 1996 when compared to the same period of 1995.

One of TGC's seismic crews worked in the Gulf Coast during the 1996 second quarter. TGC's second seismic crew continued work in California (a new market for the Company) during this same period. With minimal interruption of the Company's planned data - acquisition schedules, both crews were able to record sufficient quantities of seismic data in the allotted time periods. The increased efficiencies achieved by both recording crews during the first half of 1996 resulted in improved operating margins and increased profitability for the geophysical operation when compared to the first half of 1995.

The outlook for domestic 3-D data acquisition services remains positive at this time due to the capability of this technology to provide higher quality data at a lower cost, the increased acceptance of 3-D seismic techniques as a viable risk management tool and the increased success rates using 3-D surveys for exploration and development activities. The improved cost effectiveness gained from the data acquisition and processing of 3-D surveys has resulted in increased profits for the U.S. operations of major and independent oil and gas companies. With these cost advantages and the uncertainty of foreign operations, many of the major U.S. energy companies are increasing participation in the domestic oil and gas industry. The Company currently has a backlog that extends into the 1996 fourth quarter and includes programs in the Gulf Coast and Mid-Continent regions and on the West Coast. The backlog includes small and large surveys for major and independent oil and gas companies.

In July of 1996, TGC purchased a 24-Bit Opseis Eagle recording system with 1,500 channels and also acquired support equipment (cables and geophones) for this system. The purchase of these assets will improve recording capacity and marketability of TGC's seismic services, enabling the Company to take advantage of the current favorable environment for domestic exploration.
TGC used $2,000,000 in proceeds from the July 1996 private placement of Series C 8% Convertible Exchangeable Preferred Stock ("Preferred Stock"), together with some bank financing, to purchase this system and support equipment.
As a result of the expanded recording capabilities and current backlog for the Company, management anticipates a continuation of improved revenues and profit margins for the remainder of 1996. However, a degree of risk is inherent in the Company's operations, due to possible downtime from adverse weather conditions and the nature of the Company's turnkey contracts which are subject to the risk of delay or cancellation. With the unpredictable nature of forecasting weather and the potential for contract delay or cancellation, no assurance can be given that management's expectations can be achieved.

DISCONTINUED OPERATIONS

Effective July 31, 1996, the Company spun-off its wholly-owned subsidiary, Chase Packaging Corporation, formerly New Chase Corporation, to the holders of TGC Common Stock and Preferred Stock. Prior to the spin-off, through various corporate transactions, TGC liquidated Chase Packaging Corporation ("Old Chase") with TGC receiving all of Old Chase's properties and liabilities in cancellation of Old Chase stock held by TGC. TGC then formed a new subsidiary, New Chase Corporation, a Texas corporation, the name of which TGC subsequently changed to Chase Packaging Corporation ("Chase"), and transferred all of the properties and liabilities of Old Chase, except
TGC retained the Portland,Oregon facility of Old Chase, which TGC intends to sell. TGC anticipates that most of the sale proceeds from the Portland, Oregon facility will be contributed to Chase to be applied against the mortgage indebtedness currently encumbering such facility. TGC spun-off
Chase to the holders of TGC's Common Stock, and, on an as-if-converted basis, to the holders of TGC's Preferred Stock sold in the private placement previously discussed. TGC has obtained the approval of the primary lenders to Chase of the spin-off transaction. The record date was July 15, 1996 ("Record Date"); however, the TGC Common Stock has traded with "due bills" since the Record Date and will continue to do so until the distribution of Chase Common Stock, which date will be the first business day following the effectiveness of the Registration Statement which the Company intends to file with the Securities and Exchange Commission. Such effective date is currently expected to take place in September, 1996.
The holders of 6,252,694 shares of TGC Common Stock outstanding and 1,150,350 shares of Preferred Stock outstanding will receive the spin-off distribution of Chase Common Stock. An additional 539,837 shares of Chase Common Stock will be held in escrow and distributed upon the exercise, if any, of outstanding warrants and options of TGC. On the distribution date, the holders of TGC's Common Stock will receive one-half share of Chase Common
Stock for each share of TGC Common Stock held, and the holders of TGC's Preferred Stock will receive common stock of Chase on the basis of one-half share of Chase for each share of TGC Common Stock as if the Preferred Stockholder converted. The $5.00 per share Preferred Stock is initially convertible at $.75 per share of TGC Common Stock through July 1, 1998. Following the spin-off, the Company anticipates that Chase's Common Stock will trade over-the-counter and will be quoted on the OTC Bulletin Board. However, no assurance can be given that a market in Chase common stock will develop. As a result of the spin-off, the operations of Chase Packaging have been accounted for as a discontinued operation in the accompanying consolidated financial statements. Loss from discontinued operations for the quarter and six months ended June 30, 1996 includes a projected loss of $180,000 representing estimated losses incurred from discontinued operations for the period June 30, 1996 to the date of the spin-off of Chase Packaging.

Revenues for Chase were $2,317,866 for the second quarter of 1996 as compared to revenue of $3,933,095 for the second quarter of 1995. Operating losses before interest and taxes were $394,997 for the 1996 second quarter as compared to operating losses before interest and taxes of $85,946 for the same period of 1995. Revenues for Chase were $4,714,683 for the six months ended June 30, 1996 as compared to revenues of $7,694,053 for the same period of 1995. Operating losses before interest and taxes were $899,530 for the first half of 1996 as compared to operating losses before interest and taxes of $149,358 for the first half of 1995.

Factors that contributed to the lower revenues and higher operating losses at Chase in 1996 were a weak export market for domestic onions which reduced onion bag and fabric shipments and increased competition from an influx of cheap import fabric and bags from Mexico. The result has been a $1.1 million decrease in sales of Chase's woven polypropylene fabric to other bag converters for the first half of 1996 when compared to the first half of 1995. Also, unfavorable market pricing had a negative impact on sales of Chase's consumer-size mesh potato bags, reducing sales of such bags by $350,000 when comparing the first six months of 1996 with the first six months of 1995. High prices paid by potato processors to potato growers required packers to match the high prices when purchasing their potatoes from the growers. This created very narrow margins for the potato packers and resulted in the use of cheaper film bags supplied by competitors for a large percentage of potato shipments to the fresh market. In addition, the outsourcing on a commission basis of certain circular woven polypropylene bag orders for the grass seed market reduced revenues for this product line by approximately $710,000 during the first half of 1996.

The continued drop in demand for Chase's core products during 1996 required management to expand its program of inventory reduction and production levels below-standard to balance plant operations with market demand. Although variable, indirect and overhead expenses have been reduced further during the second quarter, the curtailment of weaving, printing and sewing operations resulted in underabsorbed manufacturing overhead which increased the cost of units produced. These unfavorable manufacturing variances combined with downward pressure on selling prices for Chase's products resulted in negative margins for the woven polypropylene (onion/citrus) product line and reduced margins for the other product lines.

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

The business plan includes the sale by TGC of the facility located in Portland, Oregon. TGC anticipates that most of the proceeds from this sale will be contributed to Chase to be applied against Chase's outstanding debt with Union Camp. In addition, Chase management plans to sell Chase's woven polypropylene extrusion and weaving equipment with proceeds to be utilized for debt reduction and for working capital purposes at Chase. Chase will continue to operate as a producer of paper mesh fabric and as a converter and distributor of agricultural bags and other specialty packaging. Accounts payable status will be monitored closely with vendor communication a high priority to ensure that plant production continues at the most efficient level possible. Due to competitive pressures from within and outside the U.S. and the uncertain nature of predicting agricultural crops and their impact on Chase's products, no assurance can be given that Chase's plans for the remainder of 1996 will achieve the intended result.

FINANCIAL CONDITION


GEOPHYSICAL OPERATION

Cash of $861,649 was provided by continuing operations for the first six months of 1996 compared to cash provided by continuing operations of $836,011 for the first six months of 1995. The funds generated in the first half of 1996 were primarily attributable to net earnings before non-cash depreciation charges for the Company's geophysical operation and to funds received from advance billings on geophysical contracts. Cash used in investing activities for the first six months of 1996 was primarily for additions to machinery and equipment for geophysical field operations. Cash provided by financing activities for the first six months of 1996 consisted of $150,000 advance on proceeds from the private placement of TGC Preferred Stock, $125,813 in proceeds from subordinated notes issued to an executive officer of the Company and $3,750 from the issuance of stock, partially offset by $96,715 in debt principal payments.

Working capital decreased $267,260 to $(395,943) from the December 31, 1995 balance of $(128,683) primarily due to cash transferred to the Company's discontinued operations, Chase Packaging Corporation, during the first six months of 1996. As a result of this working capital decrease, the Company's current ratio declined to .8 to 1 at June 30, 1996 as compared to .9 to 1 at December 31, 1995. Stockholder's equity decreased $1,144,968 from the December 31, 1995 balance of $1,643,127 to $498,159 primarily due to the consolidated net loss of $1,152,318 for the first half of 1996. Adding to stockholder's equity was the issuance of 22,000 shares of TGC Common Stock for $7,350 during the 1996 second quarter.

In July of 1996, TGC closed the private placement of 8% Convertible Exchangeable Preferred Stock. TGC's geophysical operation received approximately $2,000,000 from the private placement and utilized the proceeds, together with bank financing, to purchase a state-of-the-art geophysical recording system. The Company placed this system into service in early
August 1996. The expanded recording capabilities provided by this system should increase revenue and profit margins thereby improving the Company's operating cash flow for the remainder of 1996. Due to the potential for downtime from contract delays and the uncertainty of weather, however, no assurance can be given that the Company's liquidity will improve to levels anticipated by management.

DISCONTINUED OPERATIONS

As previously discussed, the operations of Chase Packaging have been accounted for as a discontinued operation in the accompanying consolidated statements due to the July 31, 1996 spin-off of Chase to TGC shareholders.

Cash of $150,682 was provided by discontinued operations for the six months ended June 30, 1996 as compared to cash used in discontinued operations of $1,176,125 for the first six months of 1995. The funds generated for the first half of 1996 were primarily attributable to inventory reductions at Chase Packaging during this period. Cash used in investing activities at Chase was primarily additions to machinery and equipment for the packaging operation. Cash used in financing activities was attributable to payments on the Chase line of credit of $720,160 and $185,001 in principal payments of debt obligations.

During the 1996 first quarter the Company experienced certain defaults under the terms of the Chase Packaging Promissory Note with Union Camp and under terms of the Chase revolving line of credit with the bank. As a result of proceeds received from the previously discussedprivate placement, payments were made to Union Camp and the bank in July, 1996 which cured the payment defaults and released TGC as guarantor of these obligations. Chase remains in default under the terms of the Union Camp Promissory Note for violation of the tangible net worth covenant and under the terms of the bank revolving line of credit as a result of a cross - default related to the Union Camp default. The Company's management is currently engaged in negotiations with Union Camp and the bank that are expected to result in a waiver (at least on a temporary basis) of the default conditions. As previously discussed, TGC plans to sell the facility located in Portland, Oregon with proceeds to be appiled against the mortgage indebtedness encumbering the facility. In addition, Chase management plans to dispose of Chase's woven polypropylene extrusion and weaving equipment. Future fabric requirements for Chase's woven polypropylene bag conversion operations will be met with the purchase of fabric from other domestic and foreign fabric suppliers. Although there can be no assurance as to the timing and amount of these asset sales, management of TGC and Chase anticipate that proceeds from such sales will enable Chase to eliminate the Union Camp debt and further reduce the loan balance with the bank thereby curing all remaining defaults.

As part of the Company's reorganization plan, TGC contributed approximately $2,650,000 a capital contribution to Chase. The proceeds were utilized by Chase to pay down loan balances with the operation's lenders and to make payments to trade creditors. As a result, the Company's relationships with its suppliers are improved. However, Management continues to work very closely with suppliers to ensure that any disruption in the flow of raw materials and other key items is minimized. A clear line of communication with vendors is a priority and, to date, the packaging operation has continued to meet the demands of its market. Management of the packaging operation will continue its plan to diversify into additional geographical markets and to aggressively reduce inventory, cut expenses, reduce trade payables, and improve supply terms with vendors. The objective of this plan will be to bring manufacturing expenses in line with projected levels of sales, thereby generating a positive cash flow. However, due to competitive pressures and the uncertain nature of predicting agricultural crops, no assurance can be given that management's plan will achieve the intended results.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of shareholders was held on June 6, 1996. The following matters were voted upon and approved by the Company's shareholders:

     a.   Nominated and elected to the Board of Directors were Messrs.
          William J. Barrett, Robert J. Campbell, Herbert M. Gardner, Allen T. McInnes and Wayne A. Whitener.

     b. Ratification of the selection of the Company's auditors, Grant Thornton LLP was approved by the shareholders by a vote of 3,652,180 to 471.

ITEM 5.  OTHER INFORMATION

     a. In July of 1996, TGC Industries, Inc. completed the closing of its private placement of the Company's Series C 8% Convertible Exchangeable Preferred Stock, and effective July 31, 1996, spun-off its Chase Packaging Corporation subsidiary to the holders of TGC Common Stock and Preferred Stock. (See
          "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note E. - Reorganization Plan to the Financial Statements" contained herein.)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a.  Exhibits -- None.

     b. Reports -- No reports on Form 8-K have been filed during the quarter for which this report is filed. However, the following reports on Form 8-K have been or will be filed subsequent to June 30, 1996:

          (1) A report under item 5 of Form 8-K was filed on July 15, 1996 to report the completion of the initial closing of the Company's private placement of Preferred Stock. Such report contains pro forma financial statements of the Company reflecting the private placement and the spin-off of the Company's Chase Packaging Corporation subsidiary at May 31, 1996; and

          (2) A report under Item 2 of Form 8-K will be filed on or about August 15, 1996 to report the effective date of the spin-off by the Company of its Chase Packaging Corporation subsidiary. Such report contains pro forma financial statements of the Company reflecting the private placement and the spin-off transaction at June 30, 1996.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TGC INDUSTRIES, INC.


Date: August 12, 1996
                                                 /s/ Robert J. Campbell
                                                    Robert J. Campbell
                                                 Vice Chairman of the Board
                                                 (Principal Executive Officer)


Date: August 12, 1996
                                                /s/ Kenneth W. Uselton
                                                    Kenneth W. Uselton
                                                Treasurer (Principal Financial
                                                 and Accounting Officer)




H:\DOCS3\T9140\001X\54358.2