Form 10QSB
period 1996-09-30
TGC INDUSTRIES INC
filed 1996-11-14
CIK 799165

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

      (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDING SEPTEMBER 30, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

Issuer's telephone number, including area code:    972/881-1099

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

          Class                    Outstanding at October 31, 1996
Common Stock ($.10 Par Value)                   6,188,018










PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Incorporated herein is the following unaudited financial information:

             Consolidated Balance Sheet as of September 30, 1996.

             Consolidated Statements of Operations for the three and nine month periods ended September 30, 1996 and 1995.

             Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1996 and 1995.

             Notes to Consolidated Financial Statements.



TGC INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                       SEPTEMBER 30,
                                                            1996

ASSETS

CURRENT ASSETS

  Cash and cash equivalents                            $  818,655
  Accounts receivable                                     793,321
  Prepaid expenses                                        452,959

     Total current assets                               2,064,935

PROPERTY AND EQUIPMENT - at cost

  Machinery and equipment                               6,271,197
  Automobiles and trucks                                  523,642
  Furniture and fixtures                                  294,822

                                                        7,089,661
  Less accumulated depreciation                         3,087,883

                                                        4,001,778

  Property held for sale                                1,329,000

                                                        5,330,778

OTHER ASSETS                                               32,217

     Total assets                                      $7,427,930

See notes to Consolidated Financial Statements


TGC INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET - CONTINUED
(UNAUDITED)

                                                       SEPTEMBER 30,
                                                            1996

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Trade accounts payable                              $   738,610
  Accrued liabilities                                     422,275
  Advance billings                                        847,275
  Current maturities of long-term obligations             299,991

     Total current liabilities                          2,308,151

LONG-TERM OBLIGATIONS, less current maturities            500,000
PAYABLE TO CHASE PACKAGING                              1,329,000

STOCKHOLDERS' EQUITY

  Preferred stock, $1 par value - authorized
  share 4,000,000; issued and outstanding
  shares 1,150,350                                      1,150,350

  Common stock, $.10 par value - authorized
  25,000,000; issued 6,254,152 shares                     625,415

  Additional paid-in capital                            6,114,946

  Accumulated deficit                                  (4,432,410)

  Treasury stock, at cost (66,134 shares)                (167,522)

                                                        3,290,779

     Total liabilities and stockholders' equity       $ 7,427,930

See notes to Consolidated Financial Statements


TGC INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                  Three Months Ended            Nine Months Ended
                     September 30,                 September 30,
                  1996           1995           1996           1995

Revenue        $2,640,350     $1,758,053    $ 7,100,277    $ 5,490,505

  Cost of
    services   2,205,956      1,827,525      5,980,366      4,992,381
  Selling,
    general,
    adm.         204,164        190,080        603,741        573,182
               2,410,120      2,017,605      6,584,107      5,565,563

INCOME (LOSS)
  FROM
  OPERATIONS     230,230       (259,552)       516,170        (75,058)

  Interest
    Expense        2,391         11,615         35,534         40,031

INCOME (LOSS)
  FROM CONTINUING
  OPERATIONS     227,839       (271,167)       480,636       (115,089)

Discontinued
  operations
    Earnings (loss)
    from
    operations     2,409       (486,823)    (1,402,706)      (996,277)

     NET EARNINGS
       (LOSS)    230,248       (757,990)      (922,070)    (1,111,366)

Less dividend
  requirement
  on preferred
  stock          100,975           -           100,975           -

EARNINGS (LOSS)
  ALLOCABLE TO
  COMMON
  STOCKHOLDERS $  129,273     $ (757,990)   $(1,023,045)   $(1,111,366)

Earnings (loss)
  per common
  and common
  equivalent share
    Continuing
      operations     $.02          $(.05)         $ .06          $(.02)
    Discontinued
      operations        -           (.08)          (.21)          (.18)

                     $.02          $(.13)         $(.15)         $(.20)

Weighted average
  number of
  common and
  common
  equivalent
  shares       6,870,252      5,880,949      6,859,146      5,602,657

See notes to Consolidated Financial Statements


TGC INDUSTRIES, INC.
Consolidated Statements of Cash Flows (Unaudited)

                                              Nine Months Ended
                                                 September 30
                                           1996                1995

INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING
  ACTIVITIES
    Net Loss                            $  (922,070)        $(1,111,366)
    Adjustments to reconcile net loss
      to net cash provided by (used
      in) operating activities:
  Loss from discontinued operations       1,402,706             996,277
  Depreciation and amortization             574,003             596,261
  Non-cash interest expense                    -                  4,874
  Gain on disposal of property
    and equipment                           (11,585)            (34,032)
  Change in assets and liabilities:
    Accounts receivable                     242,014            (165,778)
    Prepaid expenses                         (2,213)            (66,633)
    Accounts payable                       (117,496)            401,489
    Accrued liabilities                     (49,493)             64,361
    Advanced billings                       611,055             210,000
      NET CASH PROVIDED BY
        CONTINUING OPERATIONS             1,726,921             895,453
      NET (USED IN) DISCONTINUED
        OPERATIONS                         (456,687)         (1,447,524)
      NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES              1,270,234            (552,071)
CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to machinery
        and equipment                    (2,405,690)           (309,694)
      Proceeds from sale of property
        and equipment                        14,500              54,067
      Increase in other assets              (31,019)               -
      INVESTING ACTIVITIES OF
        DISCONTINUED OPERATIONS             (92,442)           (577,930)
      NET CASH USED IN INVESTING
        ACTIVITIES                       (2,514,651)           (833,557)
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of debt        125,813                -
      Proceeds from issuance of stock     5,020,705             756,852
      Principal payments of debt
        obligations                        (115,563)               -
      Capital contribution to Chase
        Packaging                        (2,716,403)               -
      FINANCING ACTIVITIES OF
        DISCONTINUED OPERATIONS            (366,348)            499,238
      NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES              1,948,204           1,256,090

      NET INCREASE (DECREASE) IN
        CASH AND CASH EQUIVALENTS           703,787            (129,538)
Cash and cash equivalents at
   beginning of period                      114,868             230,538
      CASH AND CASH EQUIVALENTS AT
        END OF PERIOD                   $   818,655         $   101,000

Supplemental cash flow information

Cash paid during the year
  Interest                              $    27,513         $      -
  Income taxes                          $      -            $      -

Noncash investing and financing
  activities

(1)  On January 9, 1995, options for 4,000 shares and 2,332 shares of Common
     Stock at an exercise price of $.875 and $1.00 respectively per share were exercised. The Company received 1,458 shares of its Common Stock at a market value of $4.00 per share as payment for the exercise of its options.

(2) In July 1996, $365,813 of subordinated convertible debt was converted into 73,162 shares of the Company's Series C 8% Convertible Exchangeable
     Preferred Stock.

(3) In September 1996, the Company entered into a three year note agreement with a major lender for $750,000 at an interest rate of 10%. The
     $750,000 was paid directly by the lender to the Company's vendor as partial payment for the purchase of an Opseis Eagle 24-BIT 1500 channel recording system.

See notes to Consolidated Financial Statements.


TGC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1996

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

NOTE C -- EARNINGS (LOSS) PER SHARE

The computation of earnings (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during the period. Net earnings (loss) used in the computation of earnings (loss) per share for the three months and nine months ended September 30, 1996, are reduced by preferred stock dividend requirements. At September 30, 1996, the number of shares of common stock obtainable upon the exercise of outstanding options and warrants exceeded 20% of the number of common shares outstanding. As a result, all options and warrants have been assumed to have been exercised for the computation of earnings (loss) per share for the three months and nine months ended September 30, 1996. The proceeds from the options and warrants have been applied to repurchase outstanding common shares, at the end of the period market price, but not to exceed 20% of the outstanding shares. Since potential dilutive securities diluted earnings per share by less than 3 percent, the fully diluted computation is not required to be presented.

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


On August 29, 1996, the Company arranged for $750,000 in debt financing with a major lender as part of the purchase monies required on the new Eagle system. The assets purchased have been pledged as security against this note and payments are in equal installments over a thirty-six month period. This note bears an interest rate of 10%.

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

          Shares of the preferred stock are exchangeable in whole at the sole option of the Company at any time after January 1, 1998 for the Company's 8% Subordinated Convertible Debentures, Series A ("Debentures") due the later of July 1, 2000 or two years from the date of exchange. This is conditioned upon the Company paying, on or prior to the date of exchange, to the holders of the outstanding shares of preferred stock all accumulated and unpaid dividends to the date of exchange. The Debentures are convertible into Common Stock at the same conversion rate as the Preferred Stock.

     b. Upon closing of the private placement, the Company contributed $2,716,403 as a capital contribution to Chase Packaging.

     c. Effective July 31, 1996, the Company spun-off its wholly owned subsidiary, Chase Packaging Corporation, formerly New Chase Corporation. Prior to the spin-off, TGC liquidated Chase
          Packaging Corporation ("Old Chase") with TGC receiving all of Chase's properties and liabilities in cancellation of the Chase stock held by TGC. TGC then formed a new wholly-owned subsidiary, New Chase Corporation, a Texas corporation, the name of which TGC subsequently changed to Chase Packaging Corporation
          ("Chase"). TGC transferred to Chase all of the properties and liabilities previously received by TGC as a result of the liquidation of Old Chase, except TGC retained the Portland,Oregon facility of Old Chase, which TGC intends to sell. TGC anticipates that the sale proceeds from the Portland, Oregon facility will be contributed to Chase to be applied against the mortgage indebtedness currently encumbering such facility.

          Effective July 31, 1996, TGC spun-off Chase to the holders of TGC's Common Stock and, on an as-if-converted basis, to the holders of TGC's Series C 8% Convertible Exchangeable Preferred Stock (the "Preferred Stock"), which was sold in a private placement that closed in July, 1996. The record date was July 15, 1996 ("Record Date"); however, the TGC Common Stock has traded with "due bills" since the Record Date and will continue to do so until the distribution of Chase Common Stock, which date (the "Distribution Date") will be the first business day following the effectiveness of the Form 10-SB Registration Statement which Chase filed with the Securities and Exchange Commission on October 24, 1996. The holders of 6,188,018 shares of TGC Common Stock and 1,150,350 shares of TGC Preferred Stock will receive the spin-off distribution of Chase Common Stock. An additional 539,837 shares of Chase Common Stock will be held in escrow and distributed upon the exercise, if any, of outstanding warrants and options of TGC. On the Distribution Date, the holders of TGC Common Stock will receive one-half share of Chase Common Stock for each share of TGC Common Stock held, and the holders of TGC Preferred Stock will receive one-half share of Chase Common Stock for each share of Common Stock of TGC as if the preferred stockholders had converted. The $5.00 per share Preferred Stock is initially convertible at $.75 per share of Common Stock through July, 1998. As a result of this spin-off, the operations of Chase have been reflected as discontinued operations in the consolidated financial statements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GEOPHYSICAL OPERATIONS (CONTINUING OPERATIONS)

Geophysical service revenue increased to $2,640,350 for the three months ended September 30, 1996, a 50% increase from revenue of $1,758,053 for the same period of 1995. Revenue for the first nine months of 1996 was $7,100,277, a 29% increase from revenue of $5,490,505 for the first nine months of 1995. Operating profit before interest, taxes, and dividend requirement on preferred stock was $230,230 for the 1996 third quarter as compared to an operating loss before interest and taxes of $259,552 for the third quarter of 1995. Operating profit before interest, taxes, and dividend requirement on preferred stock for the nine months ended September 30, 1996 was $516,170 as compared to an operating loss before interest and taxes of $75,058 for the same period of 1995. The increase in revenue was the result of a diversified backlog which included seismic surveys with higher contract prices in 1996 when compared to the Company's 1995 program. One of TGC's seismic crews worked in the Gulf Coast region during the 1996 third quarter. TGC's second seismic crew continued work in California (a new market for the Company) during this same period. With minimal interruption of the Company's planned data - acquisition schedules, both crews were profitable in the third quarter of 1996.

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

In July of 1996, TGC purchased a 24-Bit Opseis Eagle recording system with 1,500 channels and also acquired support equipment (cables and geophones) for this system. The equipment was delivered in late July and began producing revenues in early August. This equipment replaced TGC's Sercel 368/348 system. The purchase of these assets will improve recording capacity and marketability of TGC's seismic services, enabling the Company to take advantage of the current favorable environment for domestic exploration. TGC used $2,000,000 in proceeds from the July 1996 private placement of Series C 8% Convertible Exchangeable Preferred Stock ("Preferred Stock"), together with outside financing, to purchase this system and support equipment. As a result of the expanded recording capabilities and current backlog for the Company, management anticipates a continuation of improved revenues and profit margins for the remainder of 1996. However, a degree of risk is inherent in the Company's operations, due to possible downtime from adverse weather conditions and the nature of the Company's turnkey contracts which are subject to the risk of delay or cancellation. With the unpredictable nature of forecasting weather and the potential for contract delay or cancellation, no assurance can be given that management's expectations can be achieved.

DISCONTINUED OPERATIONS

Effective July 31, 1996, the Company spun-off its wholly-owned subsidiary, Chase Packaging Corporation, formerly New Chase Corporation, to the holders of TGC Common Stock and Preferred Stock. Prior to the spin-off, through various corporate transactions, TGC liquidated Chase Packaging Corporation ("Old Chase") with TGC receiving all of Old Chase's properties and liabilities in cancellation of Old Chase stock held by TGC. TGC then formed a new subsidiary, New Chase Corporation, a Texas corporation, the name of which TGC subsequently changed to Chase Packaging Corporation ("Chase"), and transferred to Chase all of the properties and liabilities of Old Chase, except TGC retained the Portland, Oregon facility of Old Chase, which TGC intends to sell. TGC anticipates that the sale proceeds from the Portland, Oregon facility will be contributed to Chase to be applied against the mortgage indebtedness currently encumbering such facility. Effective July 31, 1996, TGC spun-off Chase to the holders of TGC's Common Stock, and, on an as-if-converted basis, to the holders of TGC's Preferred Stock sold in the private placement previously discussed. TGC obtained the approval of the primary lenders to Chase of the spin-off transaction. The record date was July 15, 1996 ("Record Date"); however, the TGC Common Stock has traded with "due bills" since the Record Date and will continue to do so until the distribution of Chase Common Stock, which date (the "Distribution Date") will be the first business day following the effectiveness of the Form 10-SB Registration Statement which Chase filed with the Securities and Exchange Commission on October 24, 1996. Such effective date is currently expected to take place in November, 1996. The holders of 6,188,018 shares of TGC Common Stock outstanding and 1,150,350 shares of Preferred Stock outstanding will receive the spin-off distribution of Chase Common Stock. An additional 539,837 shares of Chase Common Stock will be held in escrow and distributed upon the exercise, if any, of outstanding warrants and options of TGC. On the Distribution Date, the holders of TGC's Common Stock will receive one-half share of Chase Common Stock for each share of TGC Common Stock held, and the holders of TGC's Preferred Stock will receive common stock of Chase on the basis of one-half share of Chase for each share of TGC Common Stock as if the Preferred Stockholder converted. The $5.00 per share Preferred Stock is initially convertible at $.75 per share of TGC Common Stock through July 1, 1998. With the spin-off, the Company anticipates that Chase's Common Stock will trade over-the-counter and will be quoted on the OTC Bulletin Board. However, no assurance can be given that a market in Chase common stock will develop. As a result of the spin-off, the operations of Chase Packaging have been accounted for as a discontinued operation in the accompanying consolidated financial statements. Loss from discontinued operations for the seven month period ended July 31, 1996 was $1,402,706.

The business plan includes the sale by TGC of the facility located in Portland, Oregon. TGC anticipates that the proceeds from this sale will be contributed to Chase to be applied against Chase's outstanding debt with Union Camp. In addition, Chase management plans to sell Chase's woven polypropylene extrusion and weaving equipment with proceeds to be utilized for debt reduction and for working capital purposes at Chase. Chase will continue to operate as a producer of paper mesh fabric and as a converter and distributor of agricultural bags and other specialty packaging.

FINANCIAL CONDITION

GEOPHYSICAL OPERATION (CONTINUING OPERATIONS)

Cash of $1,726,921 was provided by continuing operations for the first nine months of 1996 compared to cash provided by continuing operations of $895,453 for the first nine months of 1995. The funds generated in the first nine months of 1996 were primarily attributable to net earnings before non-cash depreciation charges for the Company's geophysical operation and to funds received from advance billings on geophysical contracts. Cash used in investing activities for the first nine months of 1996 was primarily for additions to machinery and equipment for geophysical field operations. Cash provided by financing activities were from the net proceeds of the private placement of $5,020,705, proceeds from issuance of debt of $125,813, and offset by principal payments of debt obligation of $115,563 and a capital contribution to Chase Packaging of $2,716,403.

Working capital decreased $114,533 to $(243,216) from the December 31, 1995 balance of $(128,683) primarily as a result of the debt incurred in the recent purchase of the Eagle system. The Company's current ratio was .9 to 1 at September 30, 1996 and December 31, 1995, respectively. Stockholders' equity increased to $3,290,779 at September 30, 1996 from the December 31, 1995 of $1,643,127 due primarily to proceeds from the private placement and net income from continuing operations for the period.

In July of 1996, TGC closed the private placement of 8% Convertible Exchangeable Preferred Stock. TGC's geophysical operation received approximately $2,000,000 from the private placement and utilized the proceeds, together with outside financing and internally generated funds, to purchase a state-of-the-art geophysical recording system. The Company placed this system into service in early August 1996. The expanded recording capabilities provided by this system should increase revenue and profit margins thereby improving the Company's operating cash flow for the remainder of 1996. However, due to the potential for downtime from contract delays or cancellations and the uncertainty of weather conditions, no assurance can be given that the Company's liquidity will improve to levels anticipated by management.

DISCONTINUED OPERATIONS

As previously discussed, the operations of Chase Packaging have been accounted for as a discontinued operation in the accompanying consolidated statements due to the July 31, 1996 spin-off of Chase to TGC shareholders.
As part of the Company's reorganization plan, TGC made a capital contribution of $2,716,403 to Chase.

PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

     a. In July of 1996, TGC Industries, Inc. ("TGC") closed the private placement of 1,150,350 shares of Series C 8% Convertible Exchangeable Preferred Stock (the "Preferred Stock"). The gross proceeds received from the private placement were $5,751,750, which included the exchange by certain holders of subordinated notes of TGC totalling $365,813 for Preferred Stock. From the proceeds, the Company made a capital contribution to Chase Packaging Corporation ("Chase") of $2,716,403. (See "Note E - Reorganization Plan to the Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.)

     b. Effective July 31, 1996, TGC spun off Chase to the holders of TGC's Common Stock and, on an as-if converted basis, to the holders of TGC's Preferred Stock. The record date was July 15, 1996 ("Record Date"); however, the TGC Common Stock has traded with "due bills" since the record date and will continue to do so until the distribution of Chase Common Stock, which date will be the first business day following the effectiveness of the Form 10-SB Registration Statement which Chase filed with the Securities and Exchange Commission on October 24, 1996. The holders of 6,188,018 shares of TGC Common Stock and 1,150,350 shares of TGC Preferred Stock will receive the spin-off distribution of Chase common stock, and an additional 539,837 shares of Chase common stock will be held in escrow and distributed upon the exercise, if any, of outstanding warrants and options of TGC. (See "Note E - Reorganization Plan to the Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.)

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     a.   Exhibits - none.

     b.   Reports -

          1. A report under Item 5 of Form 8-K was filed on July 15, 1996 to report the completion of the initial closing of the Company's private placement of preferred stock. Such report contains pro forma financial statements of the Company reflecting the private placement and a spin-off of the Company's Chase Packaging Corporation's subsidiary at May 31, 1996; and

          2. A report under Item 2 of Form 8-K was filed on August 15, 1996 to report the effective date of the spin-off by the Company of its Chase Packaging Corporation subsidiary. Such report contains pro forma financial statements of the Company reflecting the private placement and a spin-off transaction at June 30, 1996.




                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TGC INDUSTRIES, INC.


Date: November 13, 1996
                                             /s/ Robert J. Campbell
                                                 Robert J. Campbell
                                             Vice Chairman of the Board
                                             (Principal Executive Officer)


Date: November 13, 1996
                                             /s/ Kenneth W. Uselton
                                                 Kenneth W. Uselton
                                             Treasurer (Principal Financial
                                                 and Accounting Officer)

H:\DOCS3\T9140\001\57958.1