Form 10KSB
period 1996-12-31
TGC INDUSTRIES INC
filed 1997-03-31
CIK 799165

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                FORM 10-KSB

             ANNUAL REPORT UNDER SECTION 13 OF 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year Ended December 31, 1996
                   Commission File Number 0-14908

                            TGC INDUSTRIES, INC.
               (Name of small business issuer of its charter)


               Texas                                     74-2095844
  (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification No.)

        1304 Summit, Suite 2
        Plano, Texas                                          75074
   (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number:   (972) 881-1099

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock ($.10 Par Value)
Series C 8% Convertible Exchangeable Preferred Stock ($1.00 Par Value).

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes    X        No   __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues (from continuing operations) for its most recent
fiscal year:                                             $ 9,339,970

State the aggregate market value of the voting stock (Common Stock and Series C 8% Convertible Exchangeable Preferred Stock) held by non-affiliates computed by reference to the price at which the stock was sold on March 20,
1997:                                                    $12,944,618

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                            Outstanding at March 20, 1997
Common Stock ($.10 Par Value)                            6,315,738

                     Documents Incorporated by Reference

                                      Part of the Form 10-KSB Into
                                   Which the Document is Incorporated
Portions of the Proxy Statement       Items 9 through 12 of Part III
for Annual Meeting of shareholders
to be held on June 5, 1997


                               PART I

ITEM 1.        DESCRIPTION OF BUSINESS.

     TGC Industries, Inc. ("TGC" or the "Company") is a Texas corporation engaged in the geophysical service business, primarily conducting Three-D ("3-D") surveys for clients in the oil and gas business. TGC's principal business office is located at 1304 Summit Avenue, Suite 2, Plano, Texas 75074. (Telephone: 972-881-1099).

History

     In April 1980, Supreme Industries, Inc., formerly ESI Industries, Inc., ("Supreme") formed a wholly owned subsidiary that acquired certain equipment, instruments, and related supplies of Tidelands Geophysical Co., Inc. ("Tidelands"), a Houston-based corporation that had been organized in 1967 and was engaged in the business of conducting seismic, gravity, and magnetic surveys under contracts to companies in the exploration for oil and gas. In July 1986, Tidelands' name was changed to TGC Industries, Inc. ("TGC"). On June 30, 1986, the Board of Directors of Supreme and TGC approved a spin-off whereby substantially all of the shares of TGC owned by Supreme were distributed as a stock dividend to Supreme security holders.

     On July 30, 1993, TGC acquired, through a wholly owned subsidiary, Chase Packaging Corporation ("Chase"), a specialty packaging business, principally supplying products to the agricultural industry, through the purchase of certain assets of the Chase Packaging division of Union Camp Corporation.

     In June 1996, the Board of Directors of TGC approved the spin-off of Chase, effective July 31, 1996, whereby all of the shares of Chase owned by TGC were distributed as a stock dividend to the shareholders of TGC under the terms of the spin-off transaction. Pursuant to the terms of the spin-off and following clearance by the Securities and Exchange Commission, on March 7, 1997, the holders of TGC's Common Stock and, on an as-if-converted basis, the holders of TGC's Series C 8% Convertible Exchangeable Preferred Stock received the dividend distribution of Chase Common Stock. Since July 31, 1996, Chase has operated as an independent company as a specialty packaging business principally supplying products to the agricultural industry.

     During July 1996, the Company issued 1,150,350 shares of Series C 8% Convertible Exchangeable Preferred Stock in a private placement offering with gross proceeds of approximately $5,800,000.

     The preferred stock sold in the private placement entitles the holder to receive cumulative cash dividends as, if, and when declared by the Board of Directors at a rate of 8% per annum prior to any dividend or distribution in cash or other property on any class or series of stock junior to the preferred stock. The dividends on the preferred stock are payable as, when, and if declared by the Board of Directors on January 1 and July 1 of each year, commencing January 1, 1997. The dividend on the preferred stock is cumulative.

     From the proceeds of the private placement, TGC made a capital contribution to Chase of $2,716,403 to facilitate the spin-off, and TGC retained $2,000,000 for the purchase of state-of-the-art geophysical recording equipment. Under the terms of the spin-off, the effective date of which was July, 31, 1996, TGC completed the spin-off of the business and assets relating to the Chase operations, except TGC retained the Portland, Oregon facility and canceled all inter-company debt owed by Chase to TGC. On March 18, 1997, TGC sold the Portland, Oregon facility for $2,430,000 and applied such proceeds in satisfaction of the mortgage indebtedness with respect to such facility and in satisfaction of a debt obligation owing by TGC to Chase to pay to Chase any such proceeds in excess of the amount of the mortgage indebtedness.

     As of July 31, 1996, the effective date of the spin-off, TGC Industries, Inc.s only business is the geophysical service business, primarily conducting Three-D ("3-D") surveys for clients in the oil and gas business. Since July 31, 1996, the Chase operation has been reported as discontinued operations.

General Description of the Company's Business

Geophysical Business

     Since its formation, TGC has engaged in the domestic geophysical services business principally through conducting seismic surveys and to a lesser extent through sales of gravity information from the Company's Data Bank to companies engaged in the exploration for oil and gas in the United States. Geophysics is the study of the structure and composition of the earth's interior and involves the measuring and interpretation of the earth's properties with appropriate instruments. Such studies are generally conducted by means of surveys performed by field crews employing seismic, gravity, or magnetic instruments to acquire data that is then interpreted by various means to obtain useful information for oil and gas companies. The two survey techniques used by the Company in acquiring geophysical data are seismic and gravity. Land seismic surveys are the Company's principal method of data acquisition and are by far the most widely used geophysical technique. TGC's seismic crews use dynamite as the primary energy source for such surveys.


     In July 1996, the Company purchased an Opseis Eagle 24-BIT 1500 channel recording system, cables and geophones for approximately $2,900,000, using $2,000,000 from proceeds from the Company's preferred stock private placement, a $750,000 equipment loan, and funds from internal cash flow. In late November 1996, the Company purchased a second 1000 channel Eagle system using the proceeds and trade-in from TGC's two older systems along with equipment financing of $855,000 and internal cash flow. In February 1997, TGC purchased an additional 500 channels utilizing equipment financing of $796,960. At the present time, TGC is operating two Eagle 1500 channel crews. The greater precision and improved subsurface resolution obtainable from 3-D seismic data have enabled energy companies in the U.S. to better evaluate important subsurface features. The processing and interpretation of seismic data acquired by TGC are transmitted by the Company to data processing centers (not owned or operated by the Company) designated by the clients for processing.

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

     The Company utilizes two seismic crews to perform its geophysical services and, in any given period, these crews may generate a significant portion of their respective revenues from one or more customers. For the year ended December 31, 1996, three customers accounted for twenty percent (20%),fifteen percent (15%) and thirteen percent (13%) of the Company's revenue, respectively. The Company enters into a general or master agreement with each of its customers for the provision of geophysical services and a supplementary agreement (which becomes a part of the general agreement) with respect to each particular job that the Company performs for a customer. Under the terms of such agreements the Company generally contracts to supply all personnel, transportation and equipment to perform seismic surveys for a given prospect for a fixed price plus reimbursement for certain third party charges. The Company generally bills its customers on a progressive basis over the term of the contract. The Company is generally obligated to maintain insurance against injury or damage to persons or equipment arising from the performance of its services and to indemnify its customers against all claims and liability arising therefrom. Management believes this insurance coverage is sufficient.

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

     Due to the recent acquisition of two state-of-the-art instruments by the Company, management believes that TGC should experience an increase in revenues and operating profits. However, due to uncertainties related to weather, the potential for contract delay or cancellation, and the potential for fluctuations in oil and gas prices, there can be no assurances that such improvement in revenue and operating profits can be achieved.

     As of December 31, 1996, TGC employed 85 employees, supporting two seismic crews with a total of 77 crew members and direct support members. The Company believes its relationship with its employees to be satisfactory.


ITEM 2.           DESCRIPTION OF PROPERTY.

     The Company's headquarters are in leased facilities located in Plano, Texas from which it conducts all its current operations. These facilities include 8,000 square feet of office and warehouse space and an outdoor storage area of approximately 10,000 square feet. The monthly rent is $4,010. This facility is used to house corporate offices and serves as the headquarters for the geophysical business. The Company is not responsible for insuring the facilities. The condition of the Company's facilities is good and TGC management believes that these properties are suitable and adequate for the Company's foreseeable needs.

     In July, 1996, the Company retained the Portland, Oregon facility from the spin-off of the Company's wholly owned subsidiary, Chase Packaging Corporation. The facility is 88,000 square feet of office and manufacturing space with outdoor resin silos and a parking lot. Chase had previously acquired the facility when Chase purchased certain assets of Union Camp Corporation's packaging division in July, 1993. On March 18, 1997, TGC sold the Portland, Oregon facility for $2,430,000 and applied such proceeds in satisfaction of the mortgage indebtedness with respect to such facility and in satisfaction of a debt obligation owing by TGC to Chase to pay to Chase any such proceeds in excess of the amount of the mortgage indebtedness.


ITEM 3.         LEGAL PROCEEDINGS.

     The Company is a defendant in various legal actions that arose out of the normal course of business. In the opinion of Management, none of the actions will result in any significant loss to the Company.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted by the Company, during the fourth quarter of the fiscal year ended December 31, 1996, to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                  PART II


ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS.

     The Company's Common Stock has traded on the NASDAQ SmallCap Market under the symbol "TGCI" since September 25, 1994.

     The number of shareholders of record of the Company's Common Stock as of February 4, 1997, was 438. Due to the number of shares held in nominee or street name, the Company believes that there are a significantly greater number of beneficial owners of its Common Stock. As of such date, CEDE & CO. held 1,194,620 shares in street name. On February 4, 1997, TGC's Common Stock was quoted at a closing bid price of $1.375. High and low bid prices of TGC's Common Stock for the period of January 1, 1995, to December 31, 1996, were as follows:

Bid Price of TGC Common Stock

Date                      High            Low

October 1 --
December 31, 1996         1 1/2            1

July 1 --
September 30, 1996            1            1

April 1 -- June 30, 1996      1           3/8

January 1 --
March 31, 1996               3/8          3/8

October 1 --
December 31, 1995          1 3/4          3/8

July 1 --
September 30, 1995         2 1/2        1 1/4

April 1 --
June 30, 1995              3 1/4        2 1/2

January 1 --
March 31, 1995             3 3/4        2 1/2

The above bid quotations were furnished to TGC by the National Quotation
Bureau

     Dividends are payable on the Company's Common Stock at the discretion of the Board of Directors. In light of the working capital needs of the Company, it is unlikely that cash dividends will be declared and paid on the Company's Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Results of Operations

Geophysical Operation (Continuing Operations)

     Revenues from continuing operations were $9,339,970 for the year ended December 31, 1996, compared with revenues from continuing operations of $7,543,240 for the year ended December 31, 1995. Net income from continuing operations before dividend requirements on preferred stock was $388,699 for the year ended December 31, 1996. The net loss from continuing operations was $24,086 for the year ended December 31, 1995. EBITDA from continuing operations was $1,267,527 or $.19 per common share and $829,358 or $.14 per common share for the twelve months ended December 31, 1996, and 1995, respectively. The increase in revenue was the result of a diversified backlog that included seismic surveys with higher contract prices in 1996 and the addition of state-of-the-art recording equipment in the second half of 1996.

     With the 23.8% increase in revenue for 1996 when compared to 1995, TGC's cost of services, as a percentage of revenue, decreased from 89.6% in 1995 to 86.5% in 1996 due to improved operating efficiencies. Selling, general and administrative expenses, as a percentage of revenues, decreased from 10% in 1995 to 8.7% in 1996. Interest expense increased by $12,407 in 1996 when compared to 1995 primarily as a result of financing of geophysical equipment. Non-cash charges for depreciation were $813,718 in 1996 as compared to $800,796 in 1995.

     The outlook for domestic 3-D data acquisition services remains positive at this time due to the capability of this technology to provide higher quality data at a lower cost, the increased acceptance of 3-D seismic techniques as a viable risk management tool and the increased success rates using 3-D surveys for exploration and development activities. The improved cost effectiveness gained from the data acquisition and processing of 3-D surveys has resulted in increased profits for the U.S.operations of major and independent oil and gas companies. With these cost advantages and the uncertainty of foreign operations, many of the major U.S. energy companies are increasing participation in the domestic oil and gas industry. The Company currently has a backlog that extends into the 1997 third quarter and includes programs in the Gulf Coast and mid-continent regions. The backlog includes small and large surveys for major and independent oil and gas companies.

     In July of 1996, TGC purchased a 24-BIT Opseis Eagle recording system with 1,500 channels and also acquired support equipment (cables and geophones) for this system. The equipment was delivered in late July and began producing revenues in early August. This equipment replaced TGC's Sercel 368/348 system. The purchase of these assets will improve recording capacity and marketability of TGC's seismic services, enabling the Company to take advantage of the current favorable environment for domestic exploration. TGC used $2,000,000 in proceeds from the July 1996 private placement of Series C 8% Convertible Exchangeable Preferred Stock ("Preferred Stock"), together with outside financing, to purchase this system and support equipment. In late November 1996, the Company purchased a second 1000 channel Opseis Eagle System using the proceeds and trade-in from TGC's two older systems along with equipment financing of $855,000 and internal cash flow. In February 1997, TGC purchased an additional 500 channels utilizing equipment financing of $796,960. At the present time, TGC is operating two Eagle 1500 channel crews.

     TGC outfitted the second Eagle crew in late November 1996, and moved it to California. On January 1, 1997, Eagle No. 2 was immobilized and suffered equipment losses in the California floods. TGC has been successful in recovering its remote recording devices and partially recovered certain cables and geophones. Management was successful in securing replacement equipment and returned Eagle No. 2 to work at the end of February 1997. As a result, TGC was back in full production with two crews in March 1997. Due to the adverse California weather problems and the yet to be confirmed proceeds from the Company's equipment and business interruption insurance policies, TGC may experience a nominal loss in the first quarter of 1997. Eagles No. 1 and No. 2 are under contract through August 1997.

     As a result of the expanding recording capabilities and the current backlog for the Company, Management anticipates improved revenues and profit margins beginning in the second quarter of 1997. However, a degree of risk is inherent in the Company's operations, due to possible downtime from adverse weather conditions, the nature of the Company's turnkey contracts which are subject to the risk of delay or cancellation, and the potential for fluctuations in oil and gas prices. With the unpredictable nature of forecasting weather, the potential for contract delay or cancellation, and the potential for fluctuations in oil and gas prices, no assurance can be given that Management's expectations can be achieved.

     At December 31, 1996, the Company had net operating loss carry forwards of approximately $3,900,000 available to offset future taxable income, which expires at various dates through 2011.

Discontinued Operations

     Effective July 31, 1996, the Company spun-off its wholly owned subsidiary, Chase Packaging Corporation, formerly New Chase Corporation, to the holders of TGC Common Stock and Preferred Stock. Prior to the spin-off, through various corporate transactions, TGC liquidated Chase Packaging Corporation ("Old Chase") with TGC receiving all of Old Chase's properties and liabilities in cancellation of Old Chase stock held by TGC. TGC then formed a new wholly owned subsidiary, New Chase Corporation, a Texas corporation, the name of which TGC subsequently changed to Chase Packaging Corporation ("Chase"). TGC transferred to Chase all of the properties and liabilities previously received by TGC as a result of the liquidation of Old Chase, except TGC retained the Portland, Oregon facility of Old Chase and canceled all inter-company debt owed by Old Chase to TGC. On March 18, 1997, TGC sold the Portland, Oregon facility for $2,430,000 and applied such proceeds in satisfaction of the mortgage indebtedness with respect to such facility and in satisfaction of a debt obligation owing by TGC to Chase to pay to Chase any such proceeds in excess of the amount of the mortgage indebtedness.


     TGC spun-off Chase to the holders of TGC's Common Stock, and, on an as-if-converted basis, to the holders of TGC's Preferred Stock, which was sold in the private placement previously discussed. The record date was July 15, 1996, and July 31, 1996, for the Common Stock and Preferred Stock respectively ("Record Date"); however, since the TGC Common Stock and Preferred Stock traded with "due bills" from the Record Date through the distribution date, which was March 7, 1997, ("Distribution Date"), the holders of TGC Common Stock and Preferred Stock as of the Distribution Date received the dividend distribution. An additional 539,837 shares of Chase Common Stock are held in escrow and for distribution upon exercise, if any, of outstanding warrants and options of TGC. On the Distribution Date, the holders of TGC Common Stock received one-half share of Chase Common Stock for each share of TGC Common Stock held, and the holders of TGC's Preferred Stock received Common Stock of Chase on the basis of one-half share of Chase for each share of TGC Common Stock as if the Preferred Stockholder converted.
The $5.00 per share Preferred Stock is initially convertible at $.75 per share of TGC Common Stock through July 1, 1998. As a result of the spin off, the operations of Chase Packaging have been accounted for as a discontinued operation in the accompanying financial statements. Loss from discontinued operations for the seven month period ended July 31, 1996, was $1,402,706.

Financial Condition

Geophysical Operation (Continuing Operations)

     Cash of $2,446,644 was provided by continuing operations for the twelve months ended December 31, 1996, compared with cash provided by continuing operations of $1,149,188 for the same period of the prior year. The funds generated in the first twelve months of 1996 were primarily attributable to net earnings before non-cash depreciation charges for the Company's geophysical operation and to funds from advance billings in excess of costs and estimated earnings on uncompleted geophysical contracts. Cash used in investing activities for 1996 was primarily for additions to machinery and equipment for geophysical field operations. Cash provided by financing activities were from the net proceeds of the private placement of $4,938,847, and proceeds from issuance of debt of $125,813. These proceeds were offset by principal payments on debt obligation of $259,079 and a capital contribution to Chase Packaging of $2,716,403. Included in accrued liabilities at December 31, 1996, were dividends payable in the amount of $230,070, to holders of the Company's Series C 8% Convertible Exchangeable Preferred Stock. The dividend was paid January 2, 1997.

     Working capital deficit increased $1,156,846 to $1,285,529 from the December 31, 1995, balance of $128,683, primarily as a result of billing in excess of costs and estimated earnings on uncompleted contracts and debt incurred in the purchase of geophysical equipment. As a result, the Company's current ratio declined to .65 to 1.0 at December 31, 1996, as compared to .92 to 1.0 at December 31, 1995. Stockholders' equity increased to $3,017,306 at December 31, 1996, from the December 31, 1995, of $1,643,127 due primarily to proceeds from the private placement.

     In July of 1996, TGC closed the private placement of 8% Convertible Exchangeable Preferred Stock. TGC's geophysical operation received approximately $2,000,000 from the private placement and utilized the proceeds, together with outside financing of $750,000 and internally generated funds, to purchase a state-of-the-art geophysical 1500 channel recording system. The Company placed this system into service in early August 1996. In late November 1996, the Company purchased a second 1000 channel system using sale proceeds and a trade-in from TGC's two older systems along with equipment financing of $855,000 and internal cash flow. This system was placed into service in December 1996. In late February 1997, TGC purchased an additional 500 channels utilizing equipment financing of $796,960. At the present time, TGC is operating two 1500 channel crews. The expanded recording capabilities provided by these systems should increase revenue and profit margins thereby improving the Company's operating cash flow in 1997. However, due to the potential downtime from contract delays or cancellations and the uncertainty of weather conditions, no assurance can be given that the Company's liquidity will improve to levels anticipated by Management.

Discontinued Operations

     As previously discussed, the operation of Chase Packaging has been accounted for as a discontinued operation in the accompanying financial statements due to the July 31, 1996, spin-off of Chase to TGC shareholders. As part of the Company's reorganization plan, TGC made a capital contribution of $2,716,403 to Chase.

ITEM 7.  FINANCIAL STATEMENTS.


                    FINANCIAL STATEMENTS AND REPORT OF
                 INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                             TGC INDUSTRIES, INC.

                          December 31, 1996 and 1995

            Report of Independent Certified Public Accountants


Board of Directors and Stockholders
TGC Industries, Inc.


We have audited the accompanying balance sheets of TGC Industries, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TGC Industries, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP
GRANT THORNTON LLP

Dallas, Texas
February 14, 1997 (except for Note B, as to which
                  the date is March 18, 1997)
















                      TGC Industries, Inc.

                         BALANCE SHEETS

                          December 31,

                 ASSETS
                                                      1996         1995

CURRENT ASSETS
   Cash and cash equivalents                      $  655,280   $  114,868
   Accounts receivable                               887,406    1,035,335
   Costs and estimated earnings in excess of
     billings on uncompleted contracts               733,974      300,122
   Prepaid expenses                                   76,543       47,724
           Total current assets                    2,353,203    1,498,049

PROPERTY AND EQUIPMENT - at cost
   Machinery and equipment                         6,587,807    3,230,782
   Automobiles and trucks                            567,901      560,116
   Furniture and fixtures                            294,822      277,072
                                                   7,450,530    4,067,970
     Less accumulated depreciation                (2,257,126)  (2,644,963)
                                                   5,193,404    1,423,007
   Property held for sale                          1,329,000    1,348,832
                                                   6,522,404    2,771,839

OTHER ASSETS                                          31,392        1,198

                                                $  8,906,999  $ 4,271,086

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Trade accounts payable                       $  1,483,828  $   856,105
   Accrued liabilities                               424,929      471,753
   Billings in excess of costs and estimated
     earnings on uncompleted contracts             1,238,379      133,320
   Current maturities of long-term obligations       491,596      165,554
           Total current liabilities               3,638,732    1,626,732

LONG-TERM OBLIGATIONS, less current maturities     1,025,937      240,000

NET LIABILITIES OF DISCONTINUED OPERATIONS         1,225,024      761,227

COMMITMENTS                                               -            -

STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value;
     4,000,000 shares authorized;
     1,150,350 issued and outstanding              1,150,350           -
   Common stock, $.10 par value;
     25,000,000 shares authorized;
     6,338,652 and 6,232,152 shares issued
     and outstanding in 1996 and 1995,
     respectively                                    633,865      623,215
   Additional paid-in capital                      5,932,960    4,697,774
   Accumulated deficit                            (4,524,347)   3,510,340)
   Treasury stock, at cost (71,057 and 66,134
     shares in 1996 and 1995, respectively)         (175,522)    (167,522)
                                                   3,017,306    1,643,127
                                                $  8,906,999  $ 4,271,086

The accompanying notes are an integral part of these statements.

                      TGC Industries, Inc.

                    STATEMENTS OF OPERATIONS

                    Years ended December 31,

                                             1996           1995

Revenue                                $  9,339,970     $ 7,543,240

Cost and expenses
  Cost of services                        8,076,520       6,758,716
  Selling, general and administrative       809,696         755,962
  Interest expense                           65,055          52,648

      Income (loss) from continuing
        operations                          388,699         (24,086)

Discontinued operations
  Loss from operations                   (1,402,706)     (2,628,355)

       Net loss                          (1,014,007)     (2,652,441)

Less dividend requirement on
  preferred stock                          (230,070)             -

      Loss allocable to common
         stockholders                   $(1,244,077)    $(2,652,441)


Earnings (loss) per common and
  common equivalent share
  Continuing operations                       $ .02           $  -
  Discontinued operations                      (.21)           (.46)

      Loss per common and common
         equivalent share                     $(.19)          $(.46)

Weighted average number of common
  and common equivalent shares            6,629,909       5,740,067


     The accompanying notes are an integral part of these statements.


                                        TGC Industries, Inc.

                                  STATEMENT OF STOCKHOLDERS' EQUITY

                                                           Additional
                     Preferred stock      Common stock      paid-in    Accumulated    Treasury
                     Shares    Amount    Shares   Amount    capital      deficit       stock     Total

Balances at
  January 1, 1995         -    $     -  5,353,646 $535,365 $3,853,371  $ (857,899)  $     -   $3,530,837

Exercise of
  stock options           -          -    131,332   13,133     92,699          -      (5,832)    100,000

Private placement,
  net of expenses
  of $78,000              -          -    747,174   74,717    590,014          -          -      664,731

Capital contribution-
  64,676 shares of
  common stock            -          -         -        -     161,690          -    ( 161,690)        -

Net loss for the year     -          -         -        -          -   (2,652,441)        -   (2,652,441)

Balances at
  December 31, 1995       -          -  6,232,152  623,215  4,697,774  (3,510,340)  (167,522)  1,643,127

Private placement,
  net of expenses
  of $451,041      1,150,350  1,150,350        -        -   4,150,359          -          -    5,300,709

Capital contribution
  to Chase Packaging
  Corporation             -          -         -        -  (2,716,403)         -          -    2,716,403)

Exercise of warrants      -          -     10,000    1,000      2,750          -          -        3,750

Cash dividends declared
  on preferred stock      -          -         -        -    (230,070)         -          -     (230,070)

Compensation paid
  in common stock         -          -     12,000    1,200      2,400          -          -        3,600

Exercise of
  stock options           -          -      4,500    8,450     26,150          -      (8,000)     26,600

Net loss for
  the year                -          -         -        -          -   (1,014,007)        -   (1,014,007)

Balances at
  December 31,
  1996             1,150,350 $1,150,350 6,338,652 $633,865 $5,932,960 $(4,524,347) $(175,522) $3,017,306


     The accompanying notes are an integral part of this statements

                          TGC Industries, Inc.

                        STATEMENTS OF CASH FLOWS

                        Years ended December 31,

                                                     1996           1995


Cash flows from operating activities
   Net loss                                    $(1,014,007)   $(2,652,441)
   Adjustments to reconcile net loss to net
      cash provided by operating activities
         Loss from discontinued operations       1,402,706      2,628,355
         Depreciation                              813,718        800,796
         Noncash interest expense                       -           4,874
         Loss (gain) on disposal of property
            and equipment                          103,081       (308,640)
   Changes in operating assets and liabilities
          Accounts receivable                      147,929         (8,464)
          Billings in excess of costs and
            estimated earnings on
            uncompleted contracts                  671,207        150,587
          Prepaid expenses                         (28,819)        35,025
          Refundable income taxes                       -          74,876
          Accounts payable                         627,723        418,341
          Accrued liabilities                     (276,894)         5,879

            Net cash provided by
              continuing operations              2,446,644      1,149,188
            Net cash used in discontinued
              operations                          (456,687)      (961,427)

            Net cash provided by operating
              activities                         1,989,957        187,761

Cash flows from investing activities
   Capital expenditures                         (3,195,330)      (411,010)
   Proceeds from sale of property and equipment    119,191        209,680
   Other assets                                       (194)          (778)
   Investing activities of discontinued
     operations                                    (92,442)      (692,972)

          Net cash used in investing activities (3,168,775)      (895,080)

Cash flows from financing activities
   Proceeds from issuance of debt                  125,813        440,000
   Proceeds from issuance of stock,
     net of expenses                             4,938,847        559,857
   Principal payments of debt obligations         (259,079)       (29,835)
   Capital contribution to
     Chase Packaging Corporation                (2,716,403)            -
   Financing activities of
     discontinued operations                      (369,948)      (378,373)

          Net cash provided by
            financing activities                 1,719,230        591,649

          Net increase (decrease)
            in cash and cash equivalents           540,412       (115,670)

Cash and cash equivalents at beginning of year     114,868        230,538

Cash and cash equivalents at end of year       $   655,280    $   114,868

     The accompanying notes are an integral part of these statements.


Supplemental cash flow information
   Cash paid for interest                      $    64,334     $   50,987

Noncash investing and financing activities

   During 1995, 64,676 shares of common stock were contributed to the Company. Also, 1,458 shares of common stock were received by the Company as payment for the exercise of options. The Company included these shares as treasury stock at $2.50 per share and $4.00 per share, respectively, the fair market value of the Company's common stock on the dates of the transactions.

   During 1995, 4,874 shares of the Company's common stock and 4,874 warrants to purchase one share of common stock were issued to certain executive officers and directors of the Company as payment for accrued interest.

   During 1995, the Company financed the acquisition of equipment through a note payable and a capital lease in the amounts of $186,750 and $8,639, respectively.

   During 1996, the Company received 4,923 shares of common stock as payment for the exercise of options. The Company included these shares as treasury stock at $1.63 per share, the fair market value of the Company's common stock on the date of the transaction.

   During 1996, the Company financed the acquisition of equipment through a note payable and capital leases in the amounts of $750,000 and $861,057, respectively.

   During 1996, the Company issued 6,000 shares of the Company's Series C 8% convertible exchangeable preferred stock in exchange for notes receivable amounting to $30,000. Subordinated convertible debt in the amount of $365,812 was exchanged for 73,162 shares of the Company's preferred stock. The Company issued 45,938 shares of preferred stock for payment of commission expenses totaling $229,690.


     The accompanying notes are an integral part of these statements.



                           TGC Industries, Inc.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         December 31, 1996 and 1995


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

   Nature of Operations

   TGC Industries, Inc. (TGC or the Company) is engaged in the domestic geophysical services business and primarily conducts seismic surveys and sells gravity data to companies engaged in exploration in the oil and gas industry. The operations of its former wholly-owned subsidiary, Chase Packaging Corporation (Chase), which manufactures woven paper mesh and polypropylene mesh fabric bags for agricultural and industrial use, are reflected as discontinued in the accompanying financial statements. (See Note B).

   Cash Equivalents

   The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents.

   Property and Equipment

   Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the individual assets.

   Income Taxes

   Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

   Stock-Based Compensation

   Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and provides the required pro forma disclosures prescribed by SFAS 123.

                           TGC Industries, Inc.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         December 31, 1996 and 1995


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES - Continued

   Revenue Recognition

   Revenues from conducting seismic surveys are recognized over the term of the contract using the percentage-of-completion method. Under this method, revenues are recognized on the units-of-production method. Revenues for the sale of gravity data are recognized when services are rendered.

   Earnings (Loss) Per Share

   Earnings (loss) per common share is based upon the weighted average number of shares of common stock outstanding. When dilutive, stock options are included as common stock equivalents using the treasury stock method. Fully diluted earnings (loss) per share have not been presented because they result in an improvement of earnings (loss) per common share.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B - REORGANIZATION PLAN

   In May 1996, a formal plan was adopted to reorganize TGC and Chase. Pursuant to the plan, the following actions have been taken:

   (a) During July 1996, the Company issued 1,150,350 shares of Series C 8% convertible exchangeable preferred stock in a private placement offering with gross proceeds of approximately $5,800,000. The preferred stock is, at the option of the Company, exchangeable into 8% subordinated convertible debentures. The preferred stock and debentures are convertible into shares of the Company's common stock for a period of four years and are convertible in years one and two at $.75 per share, year three at $1.25 and thereafter at $2.00.

   (b) Upon closing of the private placement, the Company contributed $2,716,403 as a capital contribution to Chase.


                           TGC Industries, Inc.

                     NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         December 31, 1996 and 1995




NOTE B - REORGANIZATION PLAN - Continued

   (c) TGC liquidated its wholly-owned subsidiary, Chase Packaging Corporation (Old Chase), with TGC receiving all of Old Chase's properties and liabilities in cancellation of the Old Chase stock held by TGC. TGC formed a new wholly-owned subsidiary, New Chase Corporation (New Chase), and subsequently changed the name to Chase Packaging Corporation. TGC transferred all of the properties and liabilities received in the liquidation of Old Chase to New Chase, except TGC retained the manufacturing facility of Old Chase located in Portland, Oregon. On March 18, 1997, TGC sold the facility for proceeds of approximately $2,400,000. TGC applied such proceeds in satisfaction of the mortgage indebtedness with respect to such facility and in satisfaction of a debt obligation owing by TGC to New Chase to pay to New Chase any such proceeds in excess of the amount of the mortgage indebtedness.

   (d) During June 1996, the Board of Directors approved the spin-off of New Chase whereby all of the shares of New Chase would be distributed as a stock dividend to the shareholders of TGC common stock and, on an as if converted basis, TGC preferred stock, effective July 31, 1996. The New Chase common stock was distributed on March 7, 1997.

   Accordingly, the operations of Chase have been classified as discontinued in the accompanying financial statements. Summary operating results of the discontinued operations were as follows:

                                                      December 31,
                                                    1996          1995

         Revenues                               $ 5,517,914  $ 14,278,262
         Costs and expenses                       6,920,620    16,906,617

         Loss from discontinued operations      $(1,402,706)  $(2,628,355)

                              TGC Industries, Inc.

                     NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         December 31, 1996 and 1995



NOTE B - REORGANIZATION PLAN - Continued

   The net assets and liabilities relating to the discontinued operations have been segregated on the balance sheets and are as follows:

                                                      December 31,
                                                    1996          1995


    Cash                                        $     -       $    25,123
    Accounts receivable, net                      1,446,247     1,358,902
    Inventories                                   2,375,400     3,516,344
    Prepaid expenses                                132,252        73,772
    Property and equipment, net of
      accumulated depreciation                    3,163,272      3,421,17
    Other assets                                     16,386        29,311

          Total assets                            7,133,557     8,424,631

    Trade accounts payable                        1,477,971     1,846,910
    Accrued liabilities                             486,461       504,175
    Advance billings                                 34,476       108,753
    Note payable                                  3,868,270     6,726,020
    Capital contribution from private placement   2,491,403            -

          Total liabilities                       8,358,581     9,185,858

          Net liabilities                        $1,225,024   $   761,227

NOTE C - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

   The components of uncompleted contracts are as follows:

                                                       December 31,
                                                    1996          1995

       Costs incurred on uncompleted
           contracts and
           estimated earnings                     $2,481,507     $549,822
       Less billings to date                       2,985,912      383,020

                                                $  (504,405)     $166,802

                           TGC Industries, Inc.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         December 31, 1996 and 1995


NOTE C - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS - Continued

   These components are included in the accompanying balance sheet under the following captions:

                                                      December 31,
                                                   1996          1995


       Costs and estimated earnings
           in excess of billings
           on uncompleted contracts           $    733,974     $  300,122
       Billings in excess of costs
           and estimated earnings on
           uncompleted contracts                (1,238,379)      (133,320)

                                             $    (504,405)    $  166,802

NOTE D - ACCRUED LIABILITIES

   Accrued liabilities consist of the following:

                                                      December 31,
                                                    1996          1995


       Compensation and payroll taxes             $104,505       $102,259
       Explosives, surveying and
         drilling expenses                             -          114,015
       Dividends payable                           230,070            -
       Insurance                                    36,769         88,112
       Damaged equipment replacement                   -           57,865
       Other                                        53,585        109,502

                                                  $424,929       $471,753


                           TGC Industries, Inc.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         December 31, 1996 and 1995


NOTE E - LONG-TERM OBLIGATIONS

   Long-term obligations consist of the following:

                                                      December 31,
                                                    1996          1995


       Subordinated notes payable to related
           parties, interest at 11.25%
           payable quarterly and principal
           payments of $90,000 on
           November 15, 1997; $50,000 on
           December 13, 1997; and
           $100,000 on December 26, 1997          $     -        $240,000

       Note payable to a finance company,
           interest at 10%, due in
           monthly installments of
           $24,220 including interest,
           collateralized by equipment              696,271            -

       Note payable, interest at 10%,
           due in monthly installments
           of $16,422 including interest                 -        156,915

       Capital lease obligations                    821,262         8,639
                                                  1,517,533       405,554
             Less current maturities                491,596       165,554

                                                 $1,025,937      $240,000

   Capital Lease Obligations

   The Company has entered into lease agreements which have been accounted for as capital leases. The assets and liabilities under capital leases have been recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. Outstanding leases at December 31, 1996 have terms ranging from 12 to 36 months. The leases mature from December 1997 through October 1999, with interest rates ranging from 13% to 17.6%. These leases contain purchase options.

                           TGC Industries, Inc.

                         December 31, 1996 and 1995


NOTE E - LONG-TERM OBLIGATIONS - Continued

   Aggregate maturities of long-term obligations at December 31, 1996 are as follows:

                                                   Capital
                                      Note          lease
                                     payable      obligations       Total

   1997                             $231,433       $352,131   $   583,564
   1998                              255,667        345,480       601,147
   1999                              209,171        287,900       497,071
                                     696,271        985,511     1,681,782
     Less amounts representing
       interest                          -          164,249       164,249
                                    $696,271       $821,262    $1,517,533

   The following is a schedule of leased property under capital leases:

                                                       December 31,
                                                    1996          1995


       Machinery and equipment                    $855,000     $       -
       Furniture and fixtures                        6,057          8,639
                                                   861,057          8,639
          Less accumulated depreciation             10,179             -

                                                  $850,878         $8,639

NOTE F - STOCKHOLDERS' EQUITY

   Stock-Based Compensation Plans

   The Company's 1986 Incentive Stock Option Plan (the "1986 Plan") expired during July 1996. At December 31, 1996, options covering 44,668 shares of the Company's common stock were outstanding under the 1986 Plan. All options will remain outstanding until they are exercised or cancelled. Outstanding options for 32,167 shares were exercisable at December 31, 1996.

                           TGC Industries, Inc.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         December 31, 1996 and 1995


NOTE F - STOCKHOLDERS' EQUITY - Continued

   The Company currently has in effect a 1993 Stock Option Plan (the "1993 Plan") covering a total of 750,000 shares of the Company's common stock, and options must be granted at prices at not less than the market price at the date of grant. Options granted under the 1993 Plan must be exercised within five years from the date of grant. Options covering 350,000 shares are exercisable as follows: (i) one-third of the shares after the first twelve-month period following the date of grant, (ii) up to two-thirds of the shares after the first twenty-four month period following the date of grant, and (iii) all of the shares of stock subject to the option at any time after the first thirty-six month period following the date of grant. Options covering 185,500 shares are exercisable as follows: (i) 44,500 shares at date of grant, (ii) 125,000 shares after nine months following the date of grant, and (iii) the remaining 16,000 shares based on individual performance. At December 31, 1996, outstanding options for 67,833 shares were exercisable, and no options were available for future grant.

   The Company has adopted only the disclosure provisions of SFAS 123. The Company will continue to apply APB 25 and related interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company's 1996 stock grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net loss and net loss per common share for 1996 would approximate the pro forma amounts indicated below:

                                               As reported      Pro forma

      Income from continuing operations      $     388,699   $    210,686
      Loss from discontinued operations         (1,402,706)    (1,402,706)

            Net loss                         $  (1,014,007)   $(1,192,020)

      Net loss allocable to
        common stockholders                  $  (1,244,077)   $(1,422,090)

      Earnings (loss) per common and
        common equivalent share
          Continuing operations                      $ .02          $   -
          Discontinued operations                     (.21)          (.21)

            Loss per common and
              common equivalent share                $(.19)         $(.21)


                           TGC Industries, Inc.

                         December 31, 1996 and 1995


NOTE F - STOCKHOLDERS' EQUITY - Continued

   The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants after 1994: expected volatility of 150%; risk-free interest rate of 6.25%; and expected life of 4 years. The weighted average fair value of options granted during 1996 was $.58.

   The following table summarizes activity under the Plans:

                                                            Weighted
                                          Shares under      average
                                             option       exercise price

      Balance at January 1, 1995            618,000         $  .86
         Granted                                 -              -
         Exercised                         (131,332)           .81
         Cancelled                          (28,000)          1.17

      Balance at December 31, 1995          458,668            .86
         Granted                            615,000            .67
         Exercised                          (84,500)           .41
         Cancelled                         (409,000)           .81

      Balance at December 31, 1996          580,168         $  .76

   Exercisable at December 31:

         1995                               302,442           $.84
         1996                               100,000           $.75

   The following information applies to options outstanding at December 31, 1996:

                                         Weighted average     Weighted
           Range of          Number   remaining contractual   average
         exercise prices  outstanding          life        exercise price

          $.375 to .40       192,500         4.3 years          $  .40
          $.80 to 1.00       352,668         4.1 years          $  .89
          $1.01 to 1.375      35,000         2.2 years          $1.375

                             580,168                         $     .76

                           TGC Industries, Inc.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         December 31, 1996 and 1995


NOTE F - STOCKHOLDERS' EQUITY - Continued

   The following information applies to options exercisable at December 31, 1996:


                Range of             Number              Weighted average
             exercise prices      exercisable            exercise price

               $.375 to .40           54,999                   $    .39
               $.80 to 1.00           21,668                   $    .98
               $1.01 to 1.375         23,333                     $1.375

                                     100,000                   $    .75


   Stock Warrants

   At December 31, 1996, warrants to purchase 887,174 common shares were outstanding. Warrants covering 737,174 shares, issued in the private placement described below, are exercisable over a three year period and have a strike price of $.375 per share. In connection with the issuance of subordinated notes payable during 1995, certain officers and directors received warrants covering 150,000 shares. These warrants are exercisable over a five year period and have a strike price of $.80 per share.

   Private Placements

   The Company sold 542,300 units at $1.00 per unit in a private placement during 1995. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock for $.375 per share. In addition, officers and directors converted $200,000 of subordinated debt into 200,000 additional units.

   During 1996, the Company issued 1,150,350 shares of Series C 8% convertible exchangeable preferred stock at $5.00 per share in a private placement offering with gross proceeds of approximately $5,800,000. The preferred stock is, at the option of the Company, exchangeable into 8% subordinated convertible debentures. The preferred stock and debentures are convertible into shares of the Company's common stock for a period of four years and are convertible in years one and two at $.75 per share, year three at $1.25 and thereafter at $2.00. In connection with the private placement, officers and directors converted approximately $366,000 of subordinated notes payable to 73,162 additional shares of preferred stock. The Company incurred expenses associated with the private placement of $451,041, of which $229,690 was paid by issuance of 45,938 shares of preferred stock.

   Dividends

   Holders of the Company's Series C 8% convertible exchangeable preferred stock will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8% per annum. The dividends are payable semi-annually during January and July of each year, commencing January 1997.

                           TGC Industries, Inc.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         December 31, 1996 and 1995

NOTE G - INCOME TAXES

   The income tax provision reconciled to the tax computed at the statutory
   Federal rate is as follows:

                                                       December 31,
                                                    1996           1995

      Federal tax benefit at statutory rate     $  344,762     $  901,830
      State tax benefit net of
        federal tax effect                              -         117,000
      Meals and entertainment                       (6,860)       (18,481)
      Tax effect of transfer of assets
        from Old Chase (Note B)                   (357,668)            -
      Other                                         12,214        (35,269)
      Change in valuation allowance                  7,552       (965,080)

                                                $       -      $       -

   Deferred tax assets and liabilities consist of the following:

                                                       December 31,
                                                    1996           1995

      Deferred tax assets
         Net operating loss carryforward        $1,316,044   $  1,098,282
         Other                                       6,803             -
      Deferred tax liability
         Property and equipment                    244,709         12,592
                                                 1,078,138      1,085,690
         Less valuation allowance               (1,078,138)    (1,085,690)

                                                $       -     $        -

   At December 31, 1996, the Company had net operating loss carryforwards of approximately $3,900,000 available to offset future taxable income, which expire at various dates through 2011.


                           TGC Industries, Inc.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         December 31, 1996 and 1995



NOTE H - 401(k) PLAN

   The Company has a 401(k) salary deferral plan which covers all employees who have reached the age of 20.5 years and have been employed by the Company for at least one year. The covered employees may elect to have an amount deducted from their wages for investment in a retirement plan. The Company matches contributions to the plan at the following rates:
   (1) 75% of each participant's salary reduction contributions to the plan up to a maximum of 3% of the participant's compensation; and (2) 50% of each participant's salary reduction contributions to the plan which are in excess of 3% of the participant's compensation but not in excess of 8% of the participant's compensation. The Company's matching contribution to the plan was approximately $30,000 and $29,000 for the years ended December 31, 1996 and 1995, respectively.

NOTE I - CONCENTRATION OF CREDIT RISK

   The Company sells its geophysical services to large oil and gas companies operating in the United States. The Company performs ongoing credit evaluations of its customer's financial condition and, generally, requires no collateral from its customers. One customer accounted for approximately 77% of accounts receivable at December 31, 1996. At December 31, 1995, six customers accounted for approximately 96% of accounts receivable.

   During 1996, four customers accounted for 20%, 15%, 13% and 13% of the sales of the Company, respectively. During 1995, two customers accounted for 21% and 12% of the sales of the Company, respectively.

NOTE J - FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of financial instruments:

   Cash

   The carrying amount of cash approximates fair value due to the short term nature of the account.

   Long-term Obligations

   Fair value of long-term debt and capital lease obligations was estimated using current rates offered to the Company for debt with similar maturities.

                           TGC Industries, Inc.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         December 31, 1996 and 1995


NOTE J - FINANCIAL INSTRUMENTS - Continued

   The estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:

                               1996                         1995
                       Carrying                    Carrying
                        amount     Fair value       amount      Fair value

       Cash         $   655,280   $   655,280    $  114,868    $  114,868
       Long-term
        obligations  (1,517,533)   (1,551,423)     (405,554)     (412,296)

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


ITEM 13.  EXHIBITS.

Item 13  (a).   The following is a list of exhibits to this Form 10-KSB:

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

                4.1 Statement of Resolution Establishing Series of Preferred Stock of TGC Industries, Inc. filed with the Secretary of State of Texas on July 16, 1993, filed as
                      Exhibit 2 to the Company's Current Report on Form 8-K dated August 11, 1993, and incorporated herein by reference.

                4.2 Statement of Resolution Establishing Series C 8% Convertible Exchangeable Preferred Stock of TGC Industries, Inc. as filed with the Secretary of State of Texas on July 9, 1996, filed as Exhibit B to the Company's current report on Form 8-K dated July 11, 1996, filed with the Commission and incorporated herein by reference.

                4.3 Form of Debenture Agreement and Debenture for 8% Subordinated Convertible Debentures, Series A, filed as
                      Exhibit 4.2 to the Company's Registration Statement on Form SB-2 (Registration No. 333-12269), as amended, filed with the Commission and incorporated herein by reference.

                4.4 Form of Warrant Agreement dated July 28, 1995, as amended, and Warrant, filed as Exhibit 4.3 to the Company's Registration Statement on Form SB-2 (Registration No. 333-12269), as amended, filed with the Commission and incorporated herein by reference.

               10.1 Service Mark License Agreement dated as of July 31, 1986, between the Company and Supreme Industries, Inc. (formerly ESI Industries, Inc.), relating to the use of the Company's logo, filed as Exhibit 10(b) to the Company's Registration Statement on Form 10 (Registration No. 0-14908), filed with the Commission and incorporated herein by reference.

               10.2 The Company's 1986 Incentive and Nonqualified Stock Option Plan, filed as Exhibit 10(c) to the Company's Registration Statement on Form 10 (Registration No. 0-14908), filed with the Commission and incorporated herein by reference.

               10.3 Amendment Number One to the Company's 1986 Incentive and Nonqualified Stock Option Plan as adopted by the Board of Directors on May 1, 1987, filed as Exhibit
                      10.4 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

               10.4 The Company's 1993 Stock Option Plan as adopted by the Board of Directors on June 3, 1993, filed as Exhibit
                      10.4 to the Company's Registration Statement on Form S-2 (Registration No. 33-73216), filed with the Commission and incorporated by reference.

               10.5 Master Contract for Geophysical Services-Onshore dated April 18, 1990 between Marathon Oil Co. and the Company together with a form of Supplementary Agreement thereto, filed as Exhibit 10.8 to the Company's Registration Statement on Form S-2 (Registration No. 33-73216), filed with the Commission and incorporated herein by reference.

               10.6 Agreement for Geophysical Services dated May 19, 1992, between DLB Oil & Gas, Inc. and the Company together with a form of Supplementary Agreement thereto, filed as Exhibit 10.9 to the Company's Registration Statement on Form S-2 (Registration No. 33-73216), filed with the Commission and incorporated herein by reference.

               10.7   Agreement for Spin-off of Subsidiary Stock filed as
                      Exhibit 1 to the Company's Form 8-K filed with the Commission on August 9, 1996 and incorporated herein by reference.

               10.8 Bill of sale dated July 31, 1996 between TGC Industries, Inc. and Chase Packaging Corporation.

               27.    Financial Data Schedule.


SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TGC INDUSTRIES, INC.

Date:  March 21, 1997                       By:/s/ Robert J. Campbell
                                               Robert J. Campbell
                                               Vice Chairman of the Board,
                                               (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 21, 1997                       By:/s/ Allen T. McInnes
                                               Allen T. McInnes
                                               Chairman of the Board

Date:  March 21, 1997                       By:/s/ Robert J. Campbell
                                               Robert J. Campbell
                                               Vice-Chairman of the Board,
                                               (Principal Executive Officer)
                                               and Director

Date:  March 21, 1997                       By:/s/ Wayne A. Whitener
                                               Wayne A. Whitener
                                               President, Chief Operating
                                               Officer and Director

Date:  March 21, 1997                       By:/s/ Kenneth Uselton
                                               Kenneth Uselton
                                               Treasurer
                                               (Principal Financial and
                                               Accounting Officer)

Date:  March 21, 1997                       By:/s/ William J. Barrett
                                               William J. Barrett
                                               Secretary and Director

Date:  March 21, 1997                       By:/s/ Herbert M. Gardner
                                               Herbert M. Gardner
                                               Director



                              EXHIBIT 10.8

                              BILL OF SALE

     KNOW ALL MEN BY THESE PRESENTS, that TGC Industries, Inc., 1304 Summit Avenue, Suite 2, Plano, Texas 75074-0846 ("Seller"), for good and valuable consideration paid to Seller by Chase Packaging Corporation, 2550 N.W. Nicolai Street, Portland, Oregon 97210 ("Buyer"), receipt of which is hereby acknowledged, does hereby sell, assign, transfer, and set over unto Buyer, the following (collectively, the "Assets"):

     1. That certain personal property ("Fixed Assets") set forth on Exhibit "A" attached hereto and made a part hereof;

     2. All of Seller's spare parts, supplies, raw materials, work in process, and non-obsolete finished goods inventory;

     3. The current customer list pertaining to customers of Seller's business and customer service files and records which are normally kept or maintained at Seller's business facilities;

     4. All printing and cutting dies and plates owned by Seller and used at Seller's business facilities;

     5. All cash representing customer deposits for future delivery of goods;

     6. All miscellaneous personal properties physically located at Seller's manufacturing facilities which are owned by Seller, which are not listed on Exhibit "A," and which are used in connection with the administration of the business and assets being acquired and the marketing and distribution of the products thereof;

     7. All of Seller's rights in and to computer software, magnetic tape, and other data processing materials located at Seller's manufacturing facilities (provided, that Buyer shall have no right in or to the AS 400 computer or any programs or software therewith);

     8. All books and records physically located at Seller's manufacturing facilities relating to the business and assets being acquired including, without limitation, records with respect to production, engineering, product development, costs, inventory, machinery, and equipment; business development, costs, inventory, machinery, and equipment; business development plans, advertising matter, mailing lists, photographs, sales materials and records, purchasing materials and records, personnel records of employees whose employment will be continued with Buyer, manufacturing and quality control records and procedures, research and development files, records, data, and laboratory books, media materials and plates, sales order files, plans, specifications, surveys, construction contracts, and other materials relating to Seller's real property (which is also being conveyed by Seller to Buyer on this date), and other records reasonably necessary to continue the business and assets being acquired as heretofore and presently being conducted by Seller; and

     9. All trade secrets, inventions, know how, formula, processes, procedures, research records, records of inventions, test information, market surveys, and marketing know-how (if any) which are owned by Seller and employed solely in the business conducted at Seller's manufacturing facilities.

     To have and to hold the same unto Buyer, its successors and assigns, forever.

     Seller hereby represents and warrants to Buyer that Seller has good and marketable title to all of the assets specified above (subject to any outstanding liens and encumbrances) and that Seller has full right, power, and authority to sell, assign, and transfer the assets and to make this bill of sale. OTHER THAN AS PROVIDED IN THE SALE AGREEMENT, SELLER MAKES NO REPRESENTATION OR WARRANTY AS TO THE CONDITION OF ANY OF THE ASSETS BEING SOLD HEREUNDER. BUYER HAS INSPECTED SAME TO THE EXTENT BUYER DEEMS NECESSARY AND IS PURCHASING SAME, AS IS, WHERE IS, AND SELLER HEREBY DISCLAIMS ANY WARRANTY IMPLIED BY LAW OR OTHERWISE.

     Seller and Buyer acknowledge their understanding that Seller will be retaining a manufacturing facility located in Portland, Oregon (the "Portland Facility") which was a part of the packaging business being conveyed on this date by Seller to Buyer. Seller is retaining the Portland Facility for the reason that Seller is in the midst of complicated negotiations which are expected to lead to a sale of the manufacturing facility to a third party.
In the event such sale is successfully consummated, Seller hereby covenants and agrees that it shall be contractually committed hereunder to pay to Buyer a cash sum equal to the net sale proceeds (if any) remaining after payment in full of the mortgage debt encumbering the Portland Facility owing to Union Camp Corporation and the payment of all costs associated with such sale transaction.

     The parties acknowledge their understanding and agreement that there are various debts and obligations associated with the packaging business being transferred by Seller to Buyer on this date, and Buyer hereby covenants and agrees to assume all such debts and liabilities and to reimburse Seller, and hold Seller harmless from, any losses and costs (of whatsoever nature) which Seller may suffer as a result of, or in any way connected with, Buyer's failure to assume and pay all such debts and liabilities (it being further understood that at no time, whether in connection with the liquidation and dissolution of (Old) Chase Packaging Corporation, or the formation of (New) Chase Corporation, did Seller assume any of the debts and/or liabilities of the packaging business being transferred on this date to Buyer).

     IN WITNESS WHEREOF, Seller has caused these presents to be executed, sealed, and delivered to be effective the 31st day of July, 1996.

                             TGC Industries, Inc.



                             By:  /s/ Robert J. Campbell
                                  Robert J. Campbell, Vice Chairman
                                  of the Board



ACCEPTED AND AGREED TO:

         CHASE PACKAGING CORPORATION



          By: /s/ L.W. Lovell
          L. W. Lovell, President

H:\DOCS3\T9140\001\63222.1