Form 10QSB
period 1997-03-31
TGC INDUSTRIES INC
filed 1997-05-12
CIK 799165

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING MARCH 31, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

Commission File Number 0-14908

                               TGC INDUSTRIES, INC.
       (Exact name of small business issuer as specified in its charter)

           Texas                               74-2095844
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

        1304 Summit, Suite 2
        Plano, Texas                                75074
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code:    (972) 881-1099

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X                  No___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                             Outstanding at April 30, 1997
Common Stock ($.10 Par Value)                          6,315,738


PART 1--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

     Incorporated herein is the following unaudited financial information:

        Balance Sheet as of March 31, 1997.

        Statements of Operations for the three month periods ended March 31, 1997 and 1996.



        Statements of Cash Flows for the three month periods ended March 31, 1997 and 1996.

        Notes to Financial Statements.


TGC INDUSTRIES, INC.
BALANCE SHEET
(UNAUDITED)

                                                           MARCH 31,
                                                             1997
                                                       _______________
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                          $       288,712
  Accounts receivable                                        362,409
  Costs and estimated earnings in excess
   of billings on uncompleted contracts                      248,600
  Prepaid expenses                                           293,083
                                                          ___________

    Total current assets                                   1,192,804

PROPERTY AND EQUIPMENT - at cost

  Machinery and equipment                                  7,979,592
  Automobiles and trucks                                     612,712
  Furniture and fixtures                                     312,913
                                                          ____________
                                                           8,905,217
  Less accumulated depreciation                           (2,512,313)
                                                          ____________

                                                           6,392,904

OTHER ASSETS                                                  65,232
                                                          _____________

     Total Assets                                      $   7,650,940
                                                        ===============
See Notes to Financial Statements










TGC INDUSTRIES, INC.
BALANCE SHEET--CONTINUED
(UNAUDITED)

                                                           MARCH 31,
                                                             1997
                                                       _____________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Trade accounts payable                             $   1,857,919
  Accrued liabilities                                      150,211
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                       492,898
  Current maturities of long-term obligations              945,235
                                                      ________________

     Total current liabilities                           3,446,263

LONG-TERM OBLIGATIONS, less current
maturities                                               1,331,200

STOCKHOLDERS' EQUITY

  Preferred stock, $1.00 par value; 4,000,000
  shares authorized; 1,148,850 issued
  and outstanding                                        1,148,850

  Common stock, $.10 par value, 25,000,000
  shares authorized; 6,400,820 shares issued               640,082

  Additional paid-in capital                             5,847,934

  Accumulated deficit                                   (4,564,200)

  Treasury stock, at cost (85,082 shares)                 (199,189)
                                                      ________________

                                                         2,873,477

                                                      _________________
  Total liabilities and stockholders' equity         $   7,650,940
                                                      =================

See Notes to Financial Statements







TGC INDUSTRIES, INC.
STATEMENTS OF OPERATIONS

                                           Three Months Ended
                                               March 31,
                                       ________________________
                                             (Unaudited)
                                         1997               1996
                                        _____              _____

Revenue                               $2,323,320        $2,234,672
Other Income                             417,033               -
                                      __________        ___________
                                       2,740,353         2,234,672

  Cost of services                     2,527,915         1,801,437
  Selling, general, adm.                 209,308           211,725
                                       __________       ___________
                                       2,737,223         2,013,162
INCOME (LOSS) FROM
 OPERATIONS                                3,130           221,510

  Interest expense                        42,982            16,155
                                       ___________       ___________
INCOME (LOSS) FROM
 CONTINUING OPERATIONS                   (39,852)          205,355

Discontinued operations
 (Loss) from operations                        -          (675,070)
                                       ___________       ___________

  NET (LOSS)                             (39,852)         (469,715)

Less dividend requirement on
 preferred stock                         114,885                -
                                       ____________      ____________
(LOSS) ALLOCABLE TO
 COMMON STOCKHOLDERS                   $(154,737)       $ (469,715)

Earnings (loss) per common
 and common equivalent share
  Continuing operations                    $(.02)            $ .03
  Discontinued operations                       -             (.11)
                                       ____________      _____________
                                           $(.02)            $(.08)

Weighted average number
 of common and common
 equivalent shares                      6,323,100        6,232,152

See Notes to Financial Statements



TGC INDUSTRIES, INC.
Statements of Cash Flows (Unaudited)

                                                  Three Months Ended
                                                      March 31,
                                                  _________________________
                                                    1997            1996
                                                   ______          ______
INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                        $   (39,852)   $(469,715)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Loss from discontinued operations                       -       675,070
  Depreciation and amortization                      269,996      200,962
  Gain on disposal of property and equipment        (208,985)      (6,085)
  Changes in operating assets and liabilities
   Accounts receivable                               524,997     (300,779)
   Billings in excess of cost and estimated
    earnings on uncompleted contracts               (260,107)     781,354
   Prepaid expenses                                 (216,540)    (284,283)
   Accounts payable                                  374,090     (139,986)
   Accrued liabilities                              (274,718)    (120,082)
                                                  ___________   ___________
   NET CASH PROVIDED BY CONTINUING OPERATIONS        168,881      336,456
   NET PROVIDED BY DISCONTINUED OPERATIONS                -       293,016

   NET CASH PROVIDED BY (USED IN) OPERATING       -----------    ----------
    ACTIVITIES                                       168,881      629,472
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to machinery and equipment             (594,187)     (22,740)
   Proceeds from sale of property and equipment      210,332        9,000
   Increase in other assets                          (33,840)         453
   INVESTING ACTIVITIES OF DISCONTINUED
    OPERATIONS                                            -       (77,539)
                                                  ___________    __________

   NET CASH USED IN INVESTING ACTIVITIES            (417,695)     (90,826)
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of debt                         -        30,000
   Proceeds from issuance of stock                        -              -
   Principal payments of debt obligations           (117,754)     (48,447)
   FINANCING ACTIVITIES OF DISCONTINUED
    OPERATIONS                                            -      (506,763)
                                                   __________    __________
   NET CASH PROVIDED BY (USED IN) FINANCING
    ACTIVITIES                                      (117,754)    (525,210)
                                                   __________    __________
   NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                     (366,568)      13,436
Cash and cash equivalents at beginning of period     655,280      114,868
                                                   __________    __________
     CASH AND CASH EQUIVALENTS AT END OF PERIOD   $  288,712     $128,304
                                                   ==========    ==========




                                                  Three Months Ended
                                                      March 31,
                                                  _________________________
                                                    1997             1996
                                                   ______           ______


Supplemental cash flow information

Cash paid during the year
   Interest                                       $  42,982      $   8,483
   Income taxes                                   $     -        $     -

Noncash investing and financing activities

(1) On January 7, 1997, options for 4,668 shares and 47,500 shares of Common Stock at an exercise price of $1.00 and $.40 respectively per share were exercised. The Company received 14,025 shares of its Common Stock at a market value of $1.6875 per share as payment for the exercise of the options.

(2) In March 1997, the Company financed the acquisition of equipment through a capital lease in the amount of $876,656.


See Notes to Financial Statements



TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in financial position in conformity with generally accepted accounting principles.

NOTE B--MANAGEMENT PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included. The results of the interim periods are not necessarily indicative of results to be expected for the entire year. For further information, refer to the financial statements and the footnotes thereto included in the Company's Annual Report for the year ended December 31, 1996 filed on Form 10-KSB.


NOTE C--EARNINGS (LOSS) PER SHARE

The computation of earnings (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during the period. Net earnings (loss) used in the computation of earnings (loss) per share for the three months ended March 31, 1997, are reduced by preferred stock dividend requirements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

TGC Industries, Inc. ("TGC") reported revenues from continuing operations for the three months ended March 31, 1997, of $2,323,320 compared with revenues from continuing operations of $2,234,672 for the same period of the prior year. TGC reported a loss from continuing operations, before the dividend requirement on preferred stock, of $39,852 for the three months ended March 31, 1997. This compares with income from continuing operations of $205,355 for the same period of 1996. There were no preferred stock dividends incurred in the first quarter of 1996. Loss per common share from continuing operations, after dividend requirements on preferred stock, was $.02 for the first quarter of 1997, compared with income from continuing operations of $.03 for the same period of 1996.

On January 1, 1997, Eagle Crew No. 2 was immobilized and suffered equipment losses in the California floods. TGC was successful in securing replacement equipment and the crew returned to work at the end of February. These losses were partially offset by insurance coverage and TGC experienced a nominal loss in the first quarter of 1997. The other income of $417,033 was principally net insurance proceeds for business interruption and equipment lost or damaged in the California floods.

Despite the weather related problems in the first quarter of 1997, management believes that 1997 will be a record year for revenues and earnings. TGC has two state-of-the-art Eagle 1500 Channel crews and these crews are under contract through October 1997. The geophysical business continues to be favorable and strong. However, with the unpredictable nature of forecasting weather, the potential for contract delay or cancellation and the potential for fluctuations in oil and gas prices, no assurance can be given that management's expectations can be achieved.

Common shares of Chase Packaging Corporation ("Chase") were distributed on March 7, 1997 to TGC shareholders, thereby concluding the spin-off of Chase. The spin-off was effective July 31, 1996. As a result, Chase has been accounted for as a discontinued operation in the accompanying financial statements.







FINANCIAL CONDITION

Cash of $168,881 was provided from continuing operations for the first three months of 1997 compared with cash provided from continuing operations of $336,456 for the first three months of 1996. The funds generated in the first three months of 1997 were primarily attributable to net earnings before non-cash depreciation charges. Cash used in investing activities for the first three months of 1997 was primarily for additions to machinery and equipment for geophysical field operations.

Working capital decreased $967,930 to ($2,253,459) from the December 31, 1996 balance of ($1,285,529) primarily as a result of decreases in cash and cash equivalents, accounts receivable, and costs and estimated earnings in excess of billings on uncompleted contracts. These decreases were primarily caused by weather related problems in the first quarter of 1997, and management believes with the current contracts and expected increase in revenues, the Company's working capital should improve in the second quarter. The Company's current ratio was .3 to 1 at March 31, 1997, compared with .6 to 1 at December 31, 1996.

In March of 1997, the Company financed the acquisition of equipment through a capital lease in the amount of $876,656. In addition, on March 18, 1997, the Company sold Chase's Portland, Oregon facility for $2,430,000. The proceeds of the sale were applied in satisfaction of the mortgage indebtedness with respect to such facility and the excess proceeds were remitted to Chase pursuant to the spin-off agreement.

Stockholders' equity decreased $143,829 from the December 31, 1996 balance of $3,017,306 to $2,873,477 at March 31, 1997. The completion of the spin-off of Chase on March 7, 1997, resulted in a decrease of $103,977 in stockholders' equity.


PART II-OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

  a. On March 7, 1997, the Chase common stock was distributed as a stock dividend to the shareholders of TGC common stock, and on an as if converted basis, TGC preferred stock. The spin-off of Chase was effective July 31, 1996. As a result, Chase has been accounted for as a discontinued operation in the accompanying financial statements.

  b. On March 18, 1997, TGC sold Chase's Portland, Oregon facility for $2,430,000. TGC applied such proceeds in satisfaction of the mortgage indebtedness with respect to such facility and remitted the excess proceeds to Chase pursuant to the spin-off agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  a. Exhibits -- None.

  b. Reports -- No reports on Form 8-K have been filed during the quarter for which this report is filed.


                               SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TGC INDUSTRIES, INC.

Date:  May 12, 1997                         /s/ ROBERT J. CAMPBELL
                                               Robert J. Campbell
                                            Vice Chairman of the Board
                                            (Principal Executive Officer)


Date:  May 12, 1997                         /s/ KENNETH W. USELTON
                                               Kenneth W. Uselton
                                            Treasurer (Principal Financial
                                             and Accounting Officer)



H:\DOCS3\T9140\001\65299.1