Form 10QSB
period 1997-06-30
TGC INDUSTRIES INC
filed 1997-08-12
CIK 799165

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

     (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING JUNE 30, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
________________.


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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes    X              No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                          Outstanding at July 31, 1997
Common Stock ($.10 Par Value)                      6,315,738







PART 1 -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

     Incorporated herein is the following unaudited financial information:

             Balance Sheet as of June 30, 1997.

             Statements of Operations for the three and six month periods ended June 30, 1997 and 1996.

             Statements of Cash Flows for the six month periods ended June 30,1997 and 1996.

             Notes to Financial Statements.




TGC INDUSTRIES, INC.
BALANCE SHEET
(UNAUDITED)

                                                  June 30,
                                                    1997
                                                 ___________
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                     $  250,996
  Accounts receivable                            1,319,911
  Costs and estimated earnings in excess
   of billings on uncompleted contracts            285,062
  Prepaid expenses                                 491,411
                                                _____________
       Total current assets                      2,347,380

PROPERTY AND EQUIPMENT - at cost

  Machinery and equipment                        8,016,090
  Automobiles and trucks                           642,071
  Furniture and fixtures                           317,167
                                                ________________
                                                 8,975,328
  Less accumulated depreciation                 (2,823,110)
                                                ________________
                                                 6,152,218

OTHER ASSETS                                        65,232
                                                ________________
    Total assets                                $8,564,830
                                                ================
See notes to Financial Statements




TGC INDUSTRIES, INC.
BALANCE SHEET -- CONTINUED
(UNAUDITED)

                                                  June 30,
                                                    1997
                                                  __________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Trade accounts payable                         $1,939,139
  Accrued liabilities                               456,155
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                888,260
  Current maturities of long-term obligations       948,490
                                                 _____________
    Total current liabilities                     4,232,044

LONG-TERM OBLIGATIONS, less current
  maturities                                      1,251,397

STOCKHOLDERS' EQUITY

  Preferred stock, $1.00 par value; 4,000,000
    shares authorized; 1,148,850 issued
    and outstanding                               1,148,850

  Common stock, $.10 par value; 25,000,000
   shares authorized; 6,400,820 shares issued       640,082


  Additional paid-in capital                      5,605,104

  Accumulated deficit                            (4,113,458)

  Treasury stock, at cost (85,082 shares)          (199,189)
                                               ________________
                                                  3,081,389

    Total liabilities and stockholders' equity  $ 8,564,830
                                               ================

See notes to Financial Statements






TGC INDUSTRIES, INC.
STATEMENTS OF OPERATIONS

                          Three Months Ended       Six Months Ended
                                June 30,                June 30,
                          ____________________     _________________
                              (Unaudited)             (Unaudited)
                          1997            1996     1997         1996
                          _____          _____     _____       _____

Revenue                  $4,733,331   $2,225,255  $7,056,651  $4,459,927
  Other income                7,339         -        424,372        -
                         __________   __________  __________  __________
                          4,740,670    2,225,255   7,481,023   4,459,927

Cost of services          3,998,589    1,972,973   6,526,504   3,774,410
Selling, general, adm.      248,374      187,852     457,682     399,577
                         __________    __________  __________  __________
                          4,246,963    2,160,825   6,984,186   4,173,987

INCOME FROM OPERATIONS      493,707       64,430     496,837     285,940

  Interest expense           42,965       16,988      85,947      33,143
                         __________    __________   __________  __________

INCOME FROM CONTINUING
  OPERATIONS                450,742       47,442     410,890     252,797

Discontinued operations
  Loss from operations          -       (730,046)        -    (1,405,115)
                         __________    __________   __________ __________

   NET INCOME (LOSS)        450,742     (682,604)    410,890  (1,152,318)

Less dividend requirement on
  preferred stock           114,885           -      229,770        -
                         __________    __________   _________  ___________

INCOME (LOSS) ALLOCABLE
  TO COMMON STOCKHOLDERS  $ 335,857    $(682,604)   $181,120 $(1,152,318)

Earnings (loss) per
common and common
equivalent share:
Primary earnings (loss)
per share:
    Continuing operations      $.05         $.01        $.03        $.04
    Discontinued operations       -         (.12)          -        (.23)
                            __________   __________  __________   ________
                               $.05        $(.11)       $.03       $(.19)




Fully diluted earnings
per share:
    Continuing operations      $.03         $.01        $.03        $.04

Weighted average number of
common and common equivalent
shares:
  Primary                 6,843,142    6,176,699   6,994,911   6,171,359
  Fully diluted          14,516,118    6,176,699  14,653,911   6,171,359

See notes to Financial Statements




TGC INDUSTRIES, INC.
Statements of Cash Flows (Unaudited)

                                               Six Months Ended
                                                   June 30,
                                        _____________________________________
                                           1997                     1996
                                        ___________             _____________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                   $  410,890              $(1,152,318)
  Adjustments to reconcile net
  income (loss) to net cash
   provided by operating activities:
   Loss from discontinued operations          -                 1,405,115
   Depreciation and amortization         596,815                  388,721
   Gain on disposal of property
    and equipment                       (208,985)                  (8,585)
   Changes in operating assets
    and liabilities
      Accounts receivable               (432,505)                  41,748
      Billings in excess of cost
       and estimated earnings on
       uncompleted contracts              98,793                  529,874
      Prepaid expenses                  (414,868)                (382,087)
      Accounts payable                   455,310                   10,267
      Accrued liabilities                261,296                   28,914
                                     _______________          _______________
      NET CASH PROVIDED BY
      CONTINUING OPERATIONS              766,746                  861,649
      NET CASH PROVIDED BY
      DISCONTINUED OPERATIONS                 -                   150,682
                                     _______________          _______________
      NET CASH PROVIDED BY
      OPERATING ACTIVITIES               766,746                1,012,331

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures              (680,320)                (197,695)
      Proceeds from sale of property
        and equipment                    210,332                   11,500
      Increase in other assets           (33,840)                  (1,019)
      INVESTING ACTIVITIES OF
       DISCONTINUED OPERATIONS               -                    (88,063)
                                       ____________             _____________
      NET CASH USED IN
       INVESTING ACTIVITIES             (503,828)                (275,277)

CASH FLOWS FROM FINANCING ACTIVITIES
      Advance of private placement
       proceeds                              -                    150,000
      Dividends paid                    (459,840)                       -
      Proceeds from issuance of debt     142,700                  125,813
      Proceeds from issuance of stock          -                    3,750
      Other                              (13,060)                      -
      Principal payments of debt
       obligations                      (337,002)                 (96,715)
      FINANCING ACTIVITIES OF
       DISCONTINUED OPERATIONS                 -                 (905,161)
                                        ___________             ___________

      NET CASH USED IN FINANCING
       ACTIVITIES                       (667,202)                (722,313)

                                       ___________               ___________
      NET INCREASE (DECREASE) IN
       CASH AND CASH EQUIVALENTS        (404,284)                  14,741

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                     655,280                  114,868
                                        ___________                __________
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                          $ 250,996                $ 129,609
                                      ===========               ===========

TGC INDUSTRIES, INC.
Statements of Cash Flows (Unaudited) Continued


                                              Six Months Ended
                                                   June 30,
                                        _____________________________________
                                           1997                     1996
                                        ___________             _____________

Supplemental cash flow information

Cash paid during the year
  Interest                             $  85,947              $    11,936
  Income taxes                         $      -               $       -

Noncash investing and financing
 activities

(1) On January 7, 1997, options for 4,668 shares and 47,500 shares of Common Stock at an exercise price of $1.00 and $.40 respectively per share were exercised. The Company received 14,025 shares of its Common Stock at a market value of $1.6875 per share as payment for the exercise of its options.

(2) In March 1997, the Company financed the acquisition of equipment through a capital lease in the amount of $876,656.

See note to Financial Statements





TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1997

NOTE A -- BASIS OF PRESENTATION

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

NOTE C -- EARNINGS (LOSS) PER SHARE

Primary earnings (loss) per common and common equivalent share are computed by dividing net earnings (loss), after deducting preferred stock dividends, by the weighted average number of common shares outstanding during each period plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options and warrants. Fully diluted earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options, warrants and conversion of the preferred shares. There were no preferred shares outstanding during the three and six month periods ended June 30, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

TGC Industries, Inc. ("TGC") reported record revenues and income from continuing operations for the second quarter ended June 30, 1997. Revenue from continuing operations increased significantly to $4,733,331 for the three months ended June 30, 1997, compared with revenues from continuing operations of $2,225,255 for the same period of the prior year. Income from continuing operations, before the dividend requirement on preferred stock, increased to $450,742 compared with $47,442 in the second quarter of 1996. There were no preferred stock dividends incurred in the first six months of 1996. Income per common share, on a fully diluted basis, from continuing operations was $.03 for the second quarter of 1997, as compared with income from continuing operations of $.01 for the same period of 1996.

For the six month period ended June 30, 1997, TGC had revenues from continuing operations of $7,056,651 and income, before dividend requirements on preferred stock, of $410,890. This compares to revenue of $4,459,927 and income from continuing operations of $252,797 for the same period in 1996. Income per common share on a fully diluted basis, from continuing operations, was $.03 for the first six months of 1997, as compared to $.04 for the same period in 1996.

TGC has two state-of-the-art Eagle 1500 Channel crews and these crews are under contract the remainder of 1997, and TGC is booking business for 1998. During the third quarter of 1997, TGC expects to add an additional 500 channels to each of the two systems to improve productivity, capabilities, and revenue; TGC is in the process of obtaining financing for this equipment.

The geophysical business continues to be favorable and strong and management believes that 1997 will be a record year for revenues and earnings. However, with the unpredictable nature of forecasting weather, the potential for contract delay or cancellation and the potential for fluctuations in oil and gas prices, no assurance can be given that management's expectations can be achieved.

FINANCIAL CONDITION

Cash of $766,746 was provided from continuing operations for the first six months of 1997 compared with cash provided from continuing operations of $861,649 for the first six months of 1996. The funds generated in the first six months of 1997 were primarily attributable to net earnings before non-cash depreciation charges. Cash used in investing activities for the first six months of 1997 was primarily for additions to machinery and equipment for geophysical field operations. Cash used in financing activities for the first six months of 1997 was primarily for preferred stock dividend payments of $459,840 and principal payments of debt obligations in the amount of $337,002.

Working capital decreased $599,135 to $(1,884,664) from the December 31, 1996 balance of $(1,285,529) primarily as a result of an increase in trade accounts payable and current maturities of long-term obligations. The Company's current ratio was .6 to 1 at both June 30, 1997, and December 31, 1996.

As a result of one of the Company's crews suffering immobilization and equipment losses in the first quarter of 1997 in the California floods, the Company was able to secure a loan in May 1997 in the amount of $142,600 from the Small Business Administration on very favorable terms.

Stockholders equity increased $64,083 from the December 31, 1996 balance of $3,017,306 to $3,081,389 at June 30, 1997. This increase is primarily attributable to income allocable to common stockholders, for the six months ended June 30, 1997, of $181,120 less a charge associated with the completion of the spin-off of Chase Packaging Corporation on March 7, 1997 which resulted in a decrease in stockholders equity of $103,977.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on June 5, 1997. The following matters were voted upon and approved by the Company's shareholders:

      a. Nominated and elected to the Board of Directors were Messrs. William J. Barrett, Robert J. Campbell, Herbert M. Gardner, Allen T. McInnes and Wayne A. Whitener.

      b. Ratification of the selection of the Company's auditors, Grant Thornton LLP was approved by the shareholders by a vote of 5,014,376 to 7,507.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits  --  None.

      b. Reports -- No reports on Form 8-K have been filed during the quarter for which this report is filed.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           TGC INDUSTRIES, INC.

Date:  August 12, 1997

                                           /s/ Robert J. Campbell
                                               Robert J. Campbell
                                               Vice Chairman of the Board
                                              (Principal Executive Officer)


Date:  August 12, 1997

                                          /s/ Kenneth W. Uselton
                                              Kenneth W. Uselton
                                              Treasurer (Principal Financial
                                              and Accounting Officer)