Form 10QSB
period 1997-09-30
TGC INDUSTRIES INC
filed 1997-11-14
CIK 799165

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

     (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING
SEPTEMBER 30, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________   TO _________.

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

               Yes   X   No  ____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                       Outstanding at October 31, 1997
Common Stock ($.10 Par Value)                    6,455,485










PART 1 -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

     Incorporated herein is the following unaudited financial information:

          Balance Sheet as of September 30, 1997.

          Statements of Operations for the three and nine month periods ended September 30, 1997 and 1996.

          Statements of Cash Flows for the nine month periods ended September 30, 1997 and 1996.

          Notes to Financial Statements.





































TGC INDUSTRIES, INC.
BALANCE SHEET
(UNAUDITED)

                                             SEPTEMBER 30,
                                                  1997

ASSETS

CURRENT ASSETS

  Cash and cash equivalents                  $      254,650
  Accounts receivable                             2,011,173
  Costs and estimated earnings in excess
    of billings on uncompleted contracts             46,161
  Prepaid expenses                                  328,957
                                                 ----------
     Total current assets                         2,640,941

PROPERTY AND EQUIPMENT - at cost

  Machinery and equipment                         9,516,960
  Automobiles and trucks                            679,537
  Furniture and fixtures                            317,167
                                                  ---------
                                                 10,513,664
  Less accumulated depreciation                  (3,077,837)
                                                  ---------
                                                  7,435,827

OTHER ASSETS                                         65,232
                                                  ---------
    Total assets                             $   10,142,000
                                                 ==========



See notes to Financial Statements

















TGC INDUSTRIES, INC.
BALANCE SHEET - CONTINUED
(UNAUDITED)

                                        SEPTEMBER 30,
                                             1997

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Trade accounts payable                $    1,258,036
  Accrued liabilities                          317,076
  Billings in excess of costs and
   estimated earnings on uncompleted
   contracts                                 1,801,941
  Current maturities of long-term
   obligations                               1,425,281
                                             ---------

    Total current liabilities                4,802,334

LONG-TERM OBLIGATIONS, less current
  maturities                                 1,953,601

STOCKHOLDERS' EQUITY

  Preferred stock, $1.00 par value;
   4,000,000 shares authorized;
   1,148,850 issued and outstanding          1,148,850

  Common stock, $.10 par value;
   25,000,000 shares authorized;
    6,400,820 shares issued                    640,082

  Additional paid-in capital                 5,599,428

  Accumulated deficit                       (3,803,106)

  Treasury stock, at cost
   (85,082 shares)                            (199,189)
                                            -----------
                                             3,386,065

  Total liabilities and stockholders'
   equity                               $   10,142,000
                                            ==========


See notes to Financial Statements






TGC INDUSTRIES, INC.
STATEMENTS OF OPERATIONS


                                   Three Months Ended            Nine Months Ended
                                      September 30,                 September 30,
                                   ------------------            -----------------
                                       (Unaudited)                   (Unaudited)

                                  1997           1996           1997          1996


Revenue                       $4,163,699     $2,640,350     $11,220,350     $7,100,277
Other income                       2,634           -            427,006         -
                               4,166,333      2,640,350      11,647,356      7,100,277

Cost of services               3,598,677      2,205,956      10,125,181      5,980,366
Selling, general, adm.           217,059        204,164         674,741        603,741
                               3,815,736      2,410,120      10,799,922      6,584,107

INCOME FROM OPERATIONS           350,597        230,230         847,434        516,170

  Interest expense                40,245          2,391         126,192         35,534

INCOME FROM CONTINUING
  OPERATIONS                     310,352        227,839         721,242        480,636

Discontinued operations
  Income (loss) from
  operations                        -             2,409             -       (1,402,706)

    NET INCOME (LOSS)            310,352        230,248         721,242       (922,070)

Less dividend requirement
  on preferred stock             114,885        100,975         344,655        100,975
                               ---------      ---------       ---------     ----------
INCOME (LOSS) ALLOCABLE
 TO COMMON STOCKHOLDERS       $  195,467     $  129,273     $   376,587  $  (1,023,045)

Earnings (loss) per common
  and common equivalent share:
Primary earnings (loss) per share:
    Continuing operations        $.03             $.02         $.05          $ .06
    Discontinued operations        -                -            -            (.21)
                                  ---              ---          ---           -----
                                 $.03             $.02         $.05          $(.15)
Fully diluted earnings per share:
    Continuing operations        $.02             $.02         $.05          $ .06

Weighted average number of common
  and common equivalent shares:
  Primary                       7,037,103      6,870,252      7,016,632      6,859,146
  Fully diluted                14,724,062     13,696,505     14,752,054      9,135,919


See notes to Financial Statements




TGC INDUSTRIES, INC.
Statements of Cash Flows (Unaudited)

                                                                 Nine Months Ended
                                                                    September 30,
                                                               1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                         $  721,242     $ (922,070)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Loss from discontinued operations                             -         1,402,706
    Depreciation and amortization                              929,798        574,003
    Gain on disposal of property and equipment                (208,985)       (11,585)
    Changes in operating assets and liabilities
      Accounts receivable                                   (1,123,767)       242,014
      Billings in excess of cost and estimated earnings
       on uncompleted contracts                              1,251,375        846,633
     Prepaid expenses                                         (252,414)      (237,791)
     Accounts payable                                         (225,792)      (117,496)
     Accrued liabilities                                       122,217        (49,493)
                                                             ---------      ----------
     NET CASH PROVIDED BY CONTINUING OPERATIONS              1,213,674      1,726,921
     NET CASH USED IN DISCONTINUED OPERATIONS                     -          (456,687)
                                                            ----------      ----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES               1,213,674      1,270,234

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                   (1,087,286)    (2,405,690)
     Proceeds from sale of property and equipment              210,332         14,500
     Increase in other assets                                  (33,840)       (31,019)
     INVESTING ACTIVITIES OF DISCONTINUED
       OPERATIONS                                                 -           (92,442)
                                                             ----------    -----------
     NET CASH USED IN INVESTING ACTIVITIES                    (910,794)    (2,514,651)

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                           (459,840)          -
     Proceeds from issuance of debt                            337,401        125,813
     Proceeds from issuance of stock, net of expenses             -         5,020,705
     Other                                                     (18,736)          -
     Principal payments of debt obligations                   (562,335)      (115,563)
     Capital contribution to Chase Packaging Corporation          -        (2,716,403)
     FINANCING ACTIVITIES OF DISCONTINUED
       OPERATIONS                                                 -          (366,348)
                                                               --------     ----------
     NET CASH PROVIDED BY (USED IN) FINANCING
       ACTIVITIES                                             (703,510)     1,948,204
                                                             ----------     ---------
     NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                            (400,630)       703,787
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          655,280        114,868
                                                              ---------     ---------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  254,650     $  818,655
                                                              ========       ========

Supplemental cash flow information

Cash paid during the year
     Interest                                               $  126,192     $   27,513
     Income taxes                                           $     -        $     -





TGC INDUSTRIES, INC.
Statements of Cash Flows (Unaudited) Continued

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

(3) In August 1997, the Company financed the acquisition of equipment through notes in the amounts of $721,494 and $644,535, respectively.

See notes to Financial Statements




TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1997

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



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

TGC Industries, Inc. ("TGC") reported revenues from continuing operations increased significantly to $4,163,699 for the three months ended September 30, 1997, advancing 58% from $2,640,350 for the same period of the prior year. Income from continuing operations, before the dividend requirement on preferred stock, increased to $310,352, a 36% improvement from $227,839 for the same quarter of 1996. Income per common share, on a fully diluted basis, from continuing operations was $.02 for the third quarter of 1997, as compared with income from continuing operations of $.02 per common share for the same period of 1996.

For the nine month period ended September 30, 1997, revenues from continuing operations increased to $11,220,350, advancing 58% from $7,100,277 for the
same period in 1996.   Income from continuing operations before dividend
requirements on preferred stock increased to $721,242, a 50% improvement from $480,636 for the same period in 1996. Income per common share, on a fully diluted basis, from continuing operations, was $.05 for the first nine months of 1997, as compared to income from continuing operations of $.06 for the same period in 1996.

In August, 1997, the Company took delivery of 500 additional channels of recording equipment for each of its two crews which will improve capabilities and productivity. With this new equipment and significant backlog, management believes that TGC will be reorting record revenues and earnings for 1997.

TGC operates two land seismic crews primarily conducting Three-D ("3-D") data gathering for clients in the oil and gas business. Given the unpredictable nature of forecasting weather, the potential for contract delay or cancellation and the potential for fluctuations in oil and gas prices, no assurance can be given that management's expectations can be achieved.

FINANCIAL CONDITION

Cash of $1,213,674 was provided from continuing operations for the first nine months of 1997 compared with cash provided from continuing operations of $1,726,921 for the first nine months of 1996. The funds generated in the first nine months of 1997 were primarily attributable to net earnings before non-cash depreciation charges. Cash used in investing activities for the first nine months of 1997 was primarily for additions to machinery and equipment for geophysical field operations. Cash used in financing activities for the first nine months of 1997 was primarily for preferred stock dividend payments of $459,840 and principal payments of debt obligations in the amount of $562,335.

Working capital decreased $875,864 to $(2,161,393) from the December 31, 1996 balance of $(1,285,529) primarily as a result of an increase in current maturities of long-term obligations and billings in excess of costs and estimated earnings on uncompleted contracts. The Company's current ratio was
 .5 to 1 at September 30, 1997, compared with .6 to 1 at December 31, 1996. The Company is in the process of securing a working capital revolving credit line in the amount of $1,000,000 from a major bank. Management anticipates that negotiations should be complete and the revolving credit line will be in place by the end of November 1997. Management believes that this revolving credit line will provide the additional working capital required to support the significant increase that has occurred in the Company's backlog during this year.

In August 1997, the Company purchased an additional 500 channels of recording equipment for each of its two crews utilizing equipment financing of $1,366,029.

Stockholders' equity increased $368,759 from the December 31, 1996 balance of $3,017,306 to $3,386,065 at September 30, 1997. This increase is primarily attributable to income allocable to common stockholders, for the nine months ended September 30, 1997, of $376,587.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS  AND REPORTS ON FORM 8-K

     a.   Exhibits  --  None.

     b. Reports -- No reports on Form 8-K have been filed during the quarter for which this report is filed.






SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned officers, thereunto duly authorized.

                                   TGC INDUSTRIES, INC.
Date:  November 12, 1997
                                /s/ Robert J. Campbell
                                    Robert J. Campbell
                                    Vice Chairman of the Board
                                    (Principal Executive Officer)


Date:  November 12, 1997          /s/ Kenneth W. Uselton
                                      Kenneth W. Uselton
                                      Treasurer (Principal Financial and
                                      Accounting Officer)