Form 10KSB
period 1997-12-31
TGC INDUSTRIES INC
filed 1998-03-31
CIK 799165

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                FORM 10-KSB

              ANNUAL REPORT UNDER SECTION 13 OF 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1997
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

State issuer's revenues (from continuing operations) for its most recent
fiscal year:                                                 $16,307,577

State the aggregate market value of the voting stock (Common Stock and Series C Preferred Stock) held by non-affiliates computed by reference to
the price at which the stock was sold on March 10, 1998:     $11,710,491

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                              Outstanding at March 10, 1998
Common Stock ($.10 Par Value)                          6,475,485

Documents Incorporated by Reference

          Document                      Part of the Form 10-KSB Into Which
Portions of the Proxy Statement         the Document is Incorporated
for Annual Meeting of shareholders        Items 9 through 12 of Part III
to be held on June 4, 1998



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

     In June 1996, the Board of Directors of TGC approved the spin-off of Chase, effective July 31, 1996, whereby all of the shares of Chase owned by TGC were distributed as a stock dividend to the shareholders of TGC under the terms of the spin-off transaction. Pursuant to the terms of the spin-off, and following clearance by the Securities and Exchange Commission on March 7, 1997, the holders of TGC's Common Stock and, on an as-if-converted basis, the holders of TGC's Series C 8% Convertible Exchangeable Preferred Stock received the dividend distribution of Chase Common Stock. Since July 31, 1996, Chase has operated as an independent company as a specialty packaging business principally supplying products to the agricultural industry.

     During July 1996, the Company issued 1,150,350 shares of Series C 8% Convertible Exchangeable Preferred Stock in a private placement offering with gross proceeds of approximately $5,800,000.

     The preferred stock sold in the private placement entitles the holder to receive cumulative cash dividends as, when and if declared by the Board of Directors at a rate of 8% per annum prior to any dividend or distribution in cash or other property on any class or series of stock junior to the preferred stock. The dividends on the preferred stock are payable as, when and if declared by the Board of Directors on January 1 and July 1 of each year, commencing January 1, 1997. The dividend on the preferred stock is cumulative.

     From the proceeds of the private placement, TGC made a capital contribution to Chase of $2,716,403 to facilitate the spin-off; and TGC retained $2,000,000 for the purchase of state-of-the-art geophysical recording equipment. Under the terms of the spin-off, the effective date of which was July, 31, 1996, TGC completed the spin-off of the business and assets relating to the Chase operations, except TGC retained the Portland, Oregon facility and canceled all inter-company debt owed by Chase to TGC. The distribution of Chase Stock was March 7, 1997. On March 18, 1997, TGC sold the Portland, Oregon facility for $2,430,000 and applied such proceeds in satisfaction of the mortgage indebtedness with respect to such facility and in satisfaction of a debt obligation owing by TGC to Chase to pay to Chase any such proceeds in excess of the amount of the mortgage indebtedness.

     As of July 31, 1996, the effective date of the spin-off, TGC
Industries, Inc.'s only business has been the geophysical service business, primarily conducting Three-D ("3-D") surveys for clients in the oil and gas business. Since July 31, 1996, the Chase operation has been reported as discontinued operations.

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

     In July 1996, the Company purchased an Opseis Eagle 24-BIT 1500 channel recording system, cables and geophones for approximately $2,900,000, using $2,000,000 from proceeds from the Company's preferred stock private placement, a $750,000 equipment loan, and funds from internal cash flow. In late November 1996, the Company purchased a second 1000 channel Eagle system using the proceeds and trade-in from TGC's two older systems along with equipment financing of $855,000 and internal cash flow. In 1997, TGC purchased an additional 1500 channels utilizing equipment financing of $2,242,685. At the present time, TGC is operating two Eagle 2000 channel crews. The greater precision and improved subsurface resolution obtainable from 3-D seismic data have enabled energy companies in the U.S. to better evaluate important subsurface features. The processing and interpretation of seismic data acquired by TGC are transmitted by the Company to data processing centers (not owned or operated by the Company) designated by the clients for processing.

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

     The Company utilizes two seismic crews to perform its geophysical services and, in any given period, these crews may generate a significant portion of their respective revenues from one or more customers. For the year ended December 31, 1997, two customers accounted for thirty-one percent (31%) and twenty eight percent (28%), of the Company's revenue, respectively. The Company enters into a general or master agreement with each of its customers for the provision of geophysical services and a supplementary agreement (which becomes a part of the general agreement) with respect to each particular job that the Company performs for a customer. Under the terms of such agreements the Company generally contracts to supply all personnel, transportation and equipment to perform seismic surveys for a given prospect for a fixed price plus reimbursement for certain third party charges. The Company generally bills its customers on a progressive basis over the term of the contract. The Company is generally obligated to maintain insurance against injury or damage to persons or equipment arising from the performance of its services and to indemnify its customers against all claims and liability arising therefrom. Management believes this insurance coverage is sufficient.

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

     As of December 31, 1997, TGC employed 108 employees, supporting two seismic crews with a total of 100 crewmembers and direct support members. The Company believes its relationship with its employees to be satisfactory.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company's headquarters are in leased facilities located in Plano, Texas from which it conducts all its current operations. These facilities include 8,000 square feet of office and warehouse space and an outdoor storage area of approximately 10,000 square feet. The monthly rent is $4,210. This facility is used to house corporate offices and serves as the headquarters for the geophysical business. The Company is not responsible for insuring the facilities. The condition of the Company's facilities is good and TGC management believes that these properties are suitable and adequate for the Company's foreseeable needs.

     In July 1996, the Company retained the Portland, Oregon facility from the spin-off of the Company's wholly owned subsidiary, Chase Packaging Corporation. The facility is 88,000 square feet of office and manufacturing space with outdoor resin silos and a parking lot. Chase had previously acquired the facility when Chase purchased certain assets of Union Camp Corporation's packaging division in July 1993. On March 18, 1997, TGC sold the Portland, Oregon facility for $2,430,000 and applied such proceeds in satisfaction of the mortgage indebtedness with respect to such facility and in satisfaction of a debt obligation owing by TGC to Chase to pay to Chase any such proceeds in excess of the amount of the mortgage indebtedness.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is a defendant in various legal actions that arose out of the normal course of business. In the opinion of Management, none of the actions will result in any significant loss to the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted by the Company, during the fourth quarter of the fiscal year ended December 31, 1997, to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock has traded on the NASDAQ SmallCap Market under the symbol "TGCI" since September 25, 1994.

The number of shareholders of record of TGCI's Common Stock as of March 10, 1998, was 413. Due to the number of shares held in nominee or street name, the Company believes that there are a significantly greater number of beneficial owners of its Common Stock. As of such date, CEDE & CO. held 2,509,100 shares in street name. On March 10, 1998, TGC's Common Stock was quoted at a closing bid price of $1.125. High and low bid prices of TGC's Common Stock for the period of January 1, 1996, to December 31, 1997, were as follows:



Date                                   High            Low

October 1 -- December 31, 1997         1 1/2           1

July 1 -- September 30, 1997           1 5/8           1

April 1 -- June 30, 1997               1 1/4           7/8

January 1 -- March 31, 1997            1 5/8           1

October 1 -- December 31, 1996         1 1/2           1

July 1 -- September 30, 1996           1               1

April 1 -- June 30, 1996               1               3/8

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





ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Results of operations

Geophysical Operation  (Continuing Operations)

     Revenues from continuing operations for the year ended December 31, 1997, increased 75% to $16,307,577 from revenue of $9,339,970 for the year ended December 31, 1996. Net earnings from continuing operations before dividend requirements on preferred stock was $1,306,039 for the year ended December 31, 1997. Included in the 1997 net earnings was a $170,000 income tax benefit. Net earnings from continuing operations before dividend requirements on preferred stock was $388,699 for the year ended December 31, 1996. EBITDA from continuing operations was $2,764,014 or $.19 per share on a fully diluted basis for the year ended December 31, 1997, compared with $1,267,472 or $.12 per share on a fully diluted basis for the year ended December 31, 1996. The increase in revenue was the result of the operation of state-of-the-art recording equipment which was acquired in the second half of 1996 for the full year of 1997. In addition, a diversified backlog which included seismic surveys with higher contract prices contributed to the increase in the 1997 revenue.

     TGC's cost of services, as a percentage of revenue, was 86.1% in 1997, compared with 86.5% in 1996. Selling, general and administrative expense, as a percentage of revenue, decreased from 8.7% in 1996 to 5.6% in 1997. Interest expense increased by $137,103 in 1997 when compared to 1996 primarily as a result of the financing of additional geophysical equipment in the first half of 1997 and the financing of geophysical equipment acquired in the second half of 1996. Non-cash charges for depreciation were $1,425,817 in 1997 compared with $813,718 in 1996.

     During 1997, TGC purchased approximately $3,900,000 of additional equipment to better serve our clients in their pursuit of Three-D ("3-D") seismic data acquisition. With this additional recording capacity, TGC's two crews are equipped with 24-Bit high resolution equipment capable of recording up to 4,000 channels. This additional equipment was financed with a combination of equipment-related financing, internal cash flow and insurance claim proceeds from the Company's equipment and business interruption insurance policies.

     For over thirty years TGC has successfully served the geophysical industry and TGC crews are under contract through August 1998. We are currently working on securing contracts for the last part of 1998. If the 1998 exploration budgets of oil and gas companies are reduced significantly due to low oil prices, TGC's revenues and earnings may be adversely affected. However, a large portion of the Company's current contract backlog is in natural gas exploration, which, due to higher natural gas prices than a year ago, may soften the adverse impact of lower oil prices.

     This report contains forward-looking statements which reflect the view of Company's management with respect to future events. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations are disclosed in the Company's Securities and Exchange Commission filings, and include, without limitation, the unpredictable nature of forecasting weather, the potential for contract delay or cancellation, and the potential for fluctuations in oil and gas prices. The forward-looking statements contained herein reflect the current views of the Company's management and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

     At December 31, 1997, the Company had net operating loss carry forwards of approximately $4,400,000 available to offset future taxable income, which expires at various dates through 2012.

Discontinued Operations

     The operations of the Company's former wholly owned subsidiary, Chase Packaging Corporation ("Chase"), are reflected as discontinued operations in the Company's financial statements. The effective date of the spin-off of Chase was July 31, 1996, and the date of the distribution of Chase Packaging Corporation's stock was March 7, 1997. In addition, on March 18, 1997, TGC sold the Portland, Oregon manufacturing facility of Chase for approximately $2,430,000, and applied such proceeds in satisfaction of the mortgage indebtedness with respect to such facility and in satisfaction of a debt obligation owing by TGC to Chase to pay to Chase any such proceeds in excess of the amount of the mortgage indebtedness.

Financial Condition

Geophysical Operations (Continuing Operations)

     Cash of $2,426,320 was provided by continuing operations for the twelve months ended December 31, 1997, compared with cash provided by continuing operations of $2,446,450 for the same period of the prior year. The funds generated in the first twelve months of 1997 were primarily attributable to net earnings before non-cash depreciation charges for the Company's geophysical operation. Cash used in investing activities for 1997 was primarily for additions to equipment for geophysical field operations. In addition, during 1997, the Company financed the acquisition of geophysical equipment through a note payable and capital leases in the
amounts of $1,366,029 and $876,656, respectively.   Cash used in financing
activities were primarily for the payment of dividends on the Company's Series C 8% Convertible Exchangeable Preferred Stock in the amount of $685,710 and principal payments on debt obligations in the amount of $951,384.

     Working capital deficit increased $962,358 to $2,247,887 from the December 31, 1996, balance of $1,285,529, primarily as a result of an increase in billings in excess of costs and estimated earnings on uncompleted contracts and debt incurred in the purchase of geophysical equipment. The Company's current ratio declined to .57 to 1.0 at December 31, 1997, compared to .65 to 1.0 at December 31, 1996. Stockholders' equity increased to $3,729,993 at December 31, 1997, from the December 31, 1996, balance of $3,017,306 due primarily to the net earnings of the Company.

     During the fourth quarter of 1997, to support future growth of the Company, a $1,000,000 revolving bank line of credit was secured from a major bank. The line of credit bears interest at prime plus 1.5%, is collateralized by equipment and accounts receivable and requires the maintenance of certain financial ratios. At December 31, 1997, TGC was in compliance with all the financial ratios.

     In July 1996, TGC closed the private placement of 8% Convertible Exchangeable Preferred Stock. TGC's geophysical operation received approximately $2,000,000 from the private placement and utilized the proceeds, together with outside financing of $750,000 and internally generated funds, to purchase a state-of-the-art geophysical 1500 channel recording system. The Company placed this system into service in early August 1996. In late November 1996, the Company purchased a second 1000 channel system using the proceeds and a trade-in from TGC's two older systems along with equipment financing of $855,000 and internal cash flow. This system was placed into service in December 1996.

     The Company anticipates that available funds, together with anticipated cash flows generated from future operations and amounts available under its revolving line of credit will be sufficient to meet the Company's cash needs during 1998.

Discontinued Operations

     As previously discussed, the operations of Chase has been accounted for as a discontinued operation in the accompanying financial statements due to the July 31, 1996, spin-off of Chase to TGC shareholders.


ITEM 7.   FINANCIAL STATEMENTS

December 31, 1997 and 1996

CONTENTS

Report of Independent Certified Public Accountants ............... p. 11

Financial Statements
Balance Sheets.................................................... p. 12
Statements of Operations.......................................... p. 14
Statement of Stockholders' Equity................................. p. 15
Statements of Cash Flows.......................................... p. 17
Notes to Financial Statements..................................... p. 20













       Report of Independent Certified Public Accountants



Board of Directors and Stockholders
TGC Industries, Inc.


We have audited the accompanying balance sheets of TGC Industries, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TGC Industries, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


\s\ GRANT THORNTON LLP

Dallas, Texas
February 6, 1998

























                        TGC Industries, Inc.

                           BALANCE SHEETS

                            December 31,

          ASSETS                              1997          1996

CURRENT ASSETS
  Cash and cash equivalents           $    120,535  $    655,280
  Trade accounts receivable              2,501,882       758,193
  Costs and estimated earnings
     in excess of billings
     on uncompleted contracts                 -          733,974
  Prepaid expenses and other               134,629       205,756
  Deferred income taxes                    170,000          -

             Total current assets        2,927,046     2,353,203

PROPERTY AND EQUIPMENT - at cost
  Machinery and equipment                9,876,691     6,587,807
  Automobiles and trucks                   672,515       567,901
  Furniture and fixtures                   317,167       294,822
                                        10,866,373     7,450,530
      Less accumulated depreciation     (3,258,778)   (2,257,126)
                                         7,607,595     5,193,404
  Property held for sale                      -        1,329,000
                                         7,607,595     6,522,404

OTHER ASSETS                                35,232        31,392

                                       $10,569,873   $ 8,906,999
                                        ==========     =========



















                        TGC Industries, Inc.

                    BALANCE SHEETS - CONTINUED

                            December 31,


  LIABILITIES AND STOCKHOLDERS' EQUITY        1997          1996
CURRENT LIABILITIES
  Trade accounts payable                 $  1,410,668  $ 1,483,828
  Accrued liabilities                         213,667      424,929
  Billings in excess of costs and
    estimated earnings
    on uncompleted contracts                2,225,711    1,238,379
  Current maturities of long-term
    obligations                             1,324,887      491,596

          Total current liabilities         5,174,933    3,638,732

LONG-TERM OBLIGATIONS,
  less current maturities                   1,664,947    1,025,937

NET LIABILITIES OF DISCONTINUED OPERATIONS       -       1,225,024

COMMITMENTS                                      -            -

STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value;
    4,000,000 shares authorized;
    1,129,350 and 1,150,350 shares
    issued and outstanding in 1997
    and 1996, respectively                  1,129,350    1,150,350
  Common stock, $.10 par value;
    25,000,000 shares authorized;
    6,571,317 and 6,338,652 shares
    issued in 1997 and 1996,
    respectively                              657,132      633,865
  Additional paid-in capital                5,377,133    5,932,960
  Accumulated deficit                      (3,218,308)  (4,524,347)
  Treasury stock, at cost (95,832 and
    71,057 shares in 1997 and
    1996, respectively)                      (215,314)    (175,522)
                                            3,729,993    3,017,306

                                          $10,569,873  $ 8,906,999
                                           ==========    =========

   The accompanying notes are an integral part of these statements.




                         TGC Industries, Inc.

                       STATEMENTS OF OPERATIONS

                       Years ended December 31,

                                           1997            1996

Revenue                                 $16,307,577   $  9,339,970

Cost and expenses
  Cost of services                       14,048,852      8,076,520
  Selling, general and administrative       920,528        809,696
  Interest expense                          202,158         65,055
                                         15,171,538      8,951,271

       Income from continuing
       operations before income taxes     1,136,039        388,699

Income tax benefit                          170,000           -

       Income from continuing operations  1,306,039        388,699

Discontinued operations
  Loss from operations                         -        (1,402,706)

       Net earnings (loss)                1,306,039     (1,014,007)

Less dividend requirement
  on preferred stock                       (455,640)      (230,070)

       Earnings (loss) allocable to
       common stockholders            $     850,399    $(1,244,077)
                                            =======      =========

Basic earnings (loss) per common share
  Continuing operations                        $.13         $  .03
  Discontinued operations                        -            (.23)

       Earnings (loss) per common share        $.13         $ (.20)

Diluted earnings (loss) per common share
  Continuing operations                        $.09         $  .02
  Discontinued operations                        -            (.21)

       Earnings (loss) per common share        $.09         $ (.19)

Weighted average number of common shares
  Basic                                   6,356,806      6,196,142
  Diluted                                14,666,920      6,691,689

   The accompanying notes are an integral part of these statements.


                                        TGC Industries, Inc.

                                  STATEMENT OF STOCKHOLDERS' EQUITY


                                                        Additional
                      Preferred Stock   Common Stock      paid-in   Accumulated   Treasury
                     Shares    Amount  Shares    Amount   capital     deficit      stock      Total

Balances at
  January 1, 1996      -   $     -    6,232,152 $623,215 $4,697,774 $(3,510,340) $(167,522) $1,643,127

Private placement,
  net of expenses
  of $451,041     1,150,350 1,150,350      -        -     4,150,359        -          -      5,300,709

Capital
  contribution
  to Chase
  Packaging
  Corporation          -         -         -        -    (2,716,403)       -          -    (2,716,403)

Exercise of
  warrants and
  stock options        -         -       94,500    9,450     28,900        -        (8,000)     30,350

Cash dividends
  declared on
  preferred stock
  ($.20 per share)     -         -         -        -      (230,070)       -          -      (230,070)

Compensation paid
  in common stock      -         -       12,000    1,200      2,400        -          -          3,600

Net loss               -         -         -        -          -     (1,014,007)      -    (1,014,007)




                                           TGC Industries, Inc.

                              STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

Balances at
  December 31,
  1996           1,150,350  1,150,350 6,338,652  633,865  5,932,960  (4,524,347)  (175,522)  3,017,306

Conversion of
  preferred stock  (21,000)   (21,000)  139,997   14,000      7,000        -          -           -

Exercise of stock
  options             -          -       92,668    9,267     30,525        -       (39,792)       -

Spin-off of
  Chase Packaging
  Corporation         -          -         -        -      (103,976)       -          -      (103,976)

Expenses associated
  with private
  placement           -          -         -        -       (33,736)       -          -       (33,736)

Cash dividends on
  preferred stock
  ($.40 per share)    -          -         -        -      (455,640)       -          -      (455,640)

Net earnings          -          -         -        -          -      1,306,039       -      1,306,039

Balances at
  December 31,
  1997           1,129,350 $1,129,350 6,571,317 $657,132 $5,377,133 $(3,218,308) $(215,314) $3,729,993
                 =========  ========= =========  =======  =========   =========    =======   =========


                     The accompanying notes are an integral part of these statements.


                         TGC Industries, Inc.

                        STATEMENTS OF CASH FLOWS

                        Years ended December 31,


                                             1997         1996

Cash flows from operating activities
  Net earnings (loss)                     $ 1,306,039  $(1,014,007)
  Adjustments to reconcile
      net earnings (loss) to net cash
      provided by operating activities
         Loss from discontinued operations       -       1,402,706
         Depreciation                       1,425,817      813,718
         Loss (gain) on disposal of
           property and equipment            (126,088)     103,081
  Deferred income taxes                      (170,000)        -
Changes in operating assets and liabilities
  Trade accounts receivable                (1,743,689)     277,142
  Billings in excess of costs
     and estimated earnings
     on uncompleted contracts               1,721,306      671,207
  Prepaid expenses                             71,127     (158,032)
  Other assets                                 (3,840)        (194)
  Accounts payable                            (73,160)     627,723
  Accrued liabilities                          18,808     (276,894)

    Net cash provided by
      continuing operations                 2,426,320    2,446,450
    Net cash used in discontinued
      operations                                 -        (456,687)

    Net cash provided by
      operating activities                  2,426,320    1,989,763

Cash flows from investing activities
  Capital expenditures                     (1,685,162)  (3,195,330)
  Proceeds from sale of
     property and equipment                   213,927      119,191
  Investing activities of
     discontinued operations                     -         (92,442)

    Net cash used in investing
      activities                           (1,471,235)  (3,168,581)







                         TGC Industries, Inc.

                  STATEMENTS OF CASH FLOWS (CONTINUED)

                        Years ended December 31,


                                             1997          1996

Cash flows from financing activities
  Dividends paid                            (685,710)         -
  Proceeds from issuance of debt             181,000       125,813
  Proceeds from issuance of stock,
    net of expenses                             -        4,938,847
  Principal payments of debt obligations    (951,384)     (259,079)
  Capital contribution to Chase
    Packaging Corporation                       -       (2,716,403)
  Financing activities of
    discontinued operations                     -         (369,948)
  Other                                      (33,736)         -

    Net cash provided by (used in)
      financing activities                (1,489,830)    1,719,230

    Net increase (decrease) in cash
      and cash equivalents                  (534,745)      540,412

Cash and cash equivalents at
  beginning of year                          655,280       114,868

Cash and cash equivalents at
  end of year                            $   120,535    $  655,280
                                             =======       =======

Supplemental cash flow information
  Cash paid for interest                 $   201,934    $   64,334

Noncash investing and financing activities

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










                         TGC Industries, Inc.

                  STATEMENTS OF CASH FLOWS -  CONTINUED

                  Years ended December 31, 1997 and 1996


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

  During 1997, the Company received 14,025 and 10,750 shares of common stock, respectively, as payments for the exercise of options. The Company included these shares as treasury stock at $1.69 and $1.50 per share, respectively, the fair market value of the Company's common stock on the dates of the transactions.

  During 1997, the Company financed the acquisition of equipment through a note payable and capital leases in the amounts of $1,366,029 and $876,656, respectively.

  During 1997, the Company sold a manufacturing facility of its former wholly-owned Subsidiary, Chase Packaging Corporation (Chase). All proceeds were contributed to New Chase (Note C).

  During 1997, the Company spun-off New Chase (Note C) resulting in a stock dividend to TGC stockholders amounting to $103,976.

  During 1997, holders of 21,000 shares of convertible exchangeable preferred stock converted these shares into 139,997 shares of the Company's common stock.

   The accompanying notes are an integral part of these statements.
















                         TGC Industries, Inc.

                     NOTES TO FINANCIAL STATEMENTS

                       December 31, 1997 and 1996

NOTE A - NATURE OF OPERATIONS

   TGC Industries, Inc. (TGC or the Company) is engaged in the domestic geophysical services business and primarily conducts seismic surveys and sells gravity data to companies engaged in exploration in the oil and gas industry. The operations of its former wholly-owned subsidiary, Chase Packaging Corporation (Chase), which manufactures woven paper mesh and polypropylene mesh fabric bags for agricultural and industrial use, are reflected as discontinued in the accompanying financial statements. (See Note C).


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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




                         TGC Industries, Inc.

               NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       December 31, 1997 and 1996

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    Revenue Recognition

    Revenues from conducting seismic surveys are recognized over the term of the contract using the percentage-of-completion method. Under this method, revenues are recognized on the units-of-production method. Revenues for the sale of gravity data are recognized when services are rendered.


    Earnings (Loss) Per Share

    For the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." Under SFAS 128, basic earnings (loss) per common share is based upon the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. Earnings (loss) per share data for 1996 has been restated to conform to the provisions of SFAS 128.

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

NOTE C - REORGANIZATION PLAN

    In May 1996, a formal plan was adopted to reorganize TGC and Chase. Pursuant to the plan, the following actions have been taken:

        (a) During July 1996, the Company issued 1,150,350 shares of Series C 8% convertible exchangeable preferred stock in a private placement offering with gross proceeds of approximately $5,800,000. The preferred stock is, at the option of the Company, exchangeable into 8% subordinated convertible debentures. The preferred



                         TGC Industries, Inc.

               NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       December 31, 1997 and 1996


NOTE C - REORGANIZATION PLAN - Continued

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

    The spin-off distribution of New Chase to TGC stockholders reduced stockholders' equity by $103,976, which represents the book value of the net assets of New Chase as of March 7, 1997.






                         TGC Industries, Inc.

               NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       December 31, 1997 and 1996

NOTE C - REORGANIZATION PLAN - Continued

    Accordingly, the operations of Chase have been classified as discontinued in the accompanying financial statements. Summary operating results of the discontinued operations for the year ended December 31, 1996, were as follows:

      Revenues                                        $  5,517,914
      Costs and expenses                                 6,920,620

      Loss from discontinued operations                $(1,402,706)
                                                         =========

    The net assets and liabilities relating to the discontinued operations have been segregated on the balance sheet at December 31, 1996, and are as follows:

      Cash                                            $      -
      Accounts receivable, net                          1,446,247
      Inventories                                       2,375,400
      Prepaid expenses                                    132,252
      Property and equipment, net
        of accumulated depreciation                     3,163,272
      Other assets                                         16,386

        Total assets                                    7,133,557

      Trade accounts payable                            1,477,971
      Accrued liabilities                                 486,461
      Advance billings                                     34,476
      Note payable                                      3,868,270
      Capital contribution from private placement       2,491,403

        Total liabilities                               8,358,581

      Net liabilities                                  $1,225,024
                                                        =========






















                         TGC Industries, Inc.

               NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       December 31, 1997 and 1996

NOTE D - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    The components of uncompleted contracts are as follows:

                                                December 31,
                                              1997        1996

    Costs incurred on uncompleted
        contracts and
        estimated earnings                $  3,488,065  $2,481,507
    Less billings to date                    5,713,776   2,985,912

                                          $ (2,225,711) $ (504,405)

    These components are included in the accompanying balance sheet under the following captions:


                                                December 31,
                                              1997         1996

    Costs and estimated earnings in
        excess of billings
        on uncompleted contracts           $      -      $ 733,974
    Billings in excess of costs and
        estimated earnings on
        uncompleted contracts               (2,225,771) (1,238,379)

                                           $(2,225,711) $ (504,405)

NOTE E - ACCRUED LIABILITIES

  Accrued liabilities consist of the following:

                                                 December 31,
                                              1997         1996
    Compensation and payroll taxes            $137,751    $104,505
    Dividends payable                             -        230,070
    Insurance                                    8,424      36,769
    Other                                       67,492      53,585

                                              $213,667    $424,929
                                               =======     =======










                         TGC Industries, Inc.

               NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       December 31, 1997 and 1996


NOTE F - LONG-TERM OBLIGATIONS

  Long-term obligations consist of the following:

                                                 December 31,
                                              1997         1996
    Note payable, interest at 4%, due
      in monthly installments of $552
      including interest; collateralized
      by equipment and accounts
      receivable                        $  112,480     $     -

    Note payable, interest at 4%, due
      in monthly installments of $1,130
      including interest; collateralized
      by equipment and accounts
      receivable                            63,288           -

    Notes payable to a finance
      company, interest at 11%, due
      in monthly installments of
      $41,367 including interest;
      collateralized by equipment        1,173,393           -

    Note payable to a bank,
        interest at 9.83%, due in
        monthly installments
        of $22,959 including interest;
        collateralized by equipment and
        accounts receivable                498,384           -

    Note payable to a finance company,
       interest at 10%, due in monthly
       installments of $24,220 including
       interest, collateralized
       by equipment                           -           696,271

    Capital lease obligations            1,142,289        821,262
                                         2,989,834      1,517,533
          Less current maturities        1,324,887        491,596

                                        $1,664,947     $1,025,937
                                         =========      =========










                         TGC Industries, Inc.

               NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       December 31, 1997 and 1996


NOTE F - LONG-TERM OBLIGATIONS - Continued

    The Company has a revolving $1,000,000 bank line of credit which matures during November 1998. The line of credit bears interest at prime plus 1.5% (10% at December 31, 1997), and is collateralized by equipment and accounts receivable.

    Some of the above notes have restrictive covenants which, among other things, require the maintenance of certain financial ratios.

    Capital Lease Obligations

    The Company has entered into lease agreements which have been accounted for as capital leases. The assets and liabilities under capital leases have been recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. Outstanding leases at December 31, 1997 have terms ranging from 24 to 36 months. The leases mature from April 1999 through October 1999, with interest rates ranging from 10% to 13%. Some of these leases contain purchase options.


  Aggregate maturities of long-term obligations at December 31, 1997 are as follows:

                                         Capital
                             Notes        lease
                            payable     obligations      Total
      1998              $   635,026     $   751,560     $1,386,586
      1999                  707,451         469,116      1,176,567
      2000                  369,963            -           369,963
      2001                   14,803            -            14,803
      2002                   15,475            -            15,475
      Thereafter            104,827            -           104,827
                          1,847,545       1,220,676      3,068,221
         Less amounts
         representing
         interest              -            (78,387)       (78,387)

                         $1,847,545      $1,142,289     $2,989,834
                          =========       =========      =========









                         TGC Industries, Inc.

               NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       December 31, 1997 and 1996


NOTE F - LONG-TERM OBLIGATIONS - Continued

    The following is a schedule of leased property under capital leases:


                                                 December 31,
                                                1997        1996

      Machinery and equipment                 $1,732,066  $855,000
      Furniture and fixtures                        -        6,057
                                               1,732,066   861,057
          Less accumulated depreciation          221,330    10,179

                                              $1,510,736  $850,878
                                               =========   =======

    The fair value of long-term debt is estimated using discounted cash flows based on the Company's incremental borrowing rate for similar types of borrowings. A comparison of the carrying value and fair value of these instruments is as follows:


                                                  December 31,
                                                1997         1996

      Carrying value                         $2,989,834  $1,517,533
      Fair value                             $2,897,020  $1,551,423

























                         TGC Industries, Inc.

               NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       December 31, 1997 and 1996




NOTE G - STOCKHOLDERS' EQUITY

    Earnings Per Share

    A reconciliation of the numerators and denominators of the basic earnings per common share and diluted earnings per common share for the year ended December 31, 1997 is as follows:

                                                        Per-share
                                  Income       Shares    amount

    Net earnings                $1,306,039
      Less dividend requirement
        on preferred stock        (455,640)

    Basic earnings per common share
      Income allocable to
        common stockholders        850,399    6,356,806      $.13
                                                              ===

    Effect of dilutive securities
      Stock options                             124,214
      Warrants                                  561,689
      Convertible preferred stock  455,640    7,624,211

    Diluted earnings per common share
      Income available to common
        stockholders plus
        assumed conversions     $1,306,039   14,666,920      $.09
                                 =========   ==========       ===




















                         TGC Industries, Inc.

               NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       December 31, 1997 and 1996


NOTE G - STOCKHOLDERS' EQUITY - Continued

    A reconciliation of the numerators and denominators of the basic earnings per common share and diluted earnings per common share for the year ended December 31, 1996 is as follows:



                                                        Per-share
                                  Income       Shares    amount

    Income from continuing
      operations                 $ 388,699
      Less dividend requirement
        on preferred stock        (230,070)

    Basic earnings per common share
      Income allocable to
        common stockholders        158,629   6,196,142     $.03
                                                            ===

    Effect of dilutive securities
      Stock options                             96,703
      Warrants                                 398,844

    Diluted earnings per common share
      Income available to common
        stockholders plus
        assumed conversions      $ 158,629   6,691,689     $.02
                                   =======   =========      ===


    Stock-Based Compensation Plans

    The Company's 1986 Incentive Stock Option Plan (the "1986 Plan") expired during July 1996. At December 31, 1997, options covering 37,000 shares of the Company's common stock were outstanding under the 1986 Plan. All options were exercisable at December 31, 1997, and will remain outstanding until they are exercised or canceled.









                         TGC Industries, Inc.

               NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       December 31, 1997 and 1996




    NOTE G - STOCKHOLDERS' EQUITY - Continued

    The Company currently has in effect a 1993 Stock Option Plan (the "1993 Plan") covering a total of 750,000 shares of the Company's common stock, and options must be granted at prices at not less than the market price at the date of grant.
    Options granted under the 1993 Plan must be exercised within five years from the date of grant. Options covering 180,000 shares are exercisable as follows: (i) one-third of the shares after the first twelve-month period following the date of grant, (ii) up to two-thirds of the shares after the first twenty-four month period following the date of grant, and (iii) all of the shares of stock subject to the option at any time after the first thirty-six month period following the date of grant. At December 31, 1997, outstanding options for 83,333 shares were exercisable. Options covering 116,333 shares were available for future grant.

    In conjunction with the spin-off of New Chase, options held by employees of New Chase under the 1993 Plan were converted into a nonqualified plan. Options covering 159,167 shares are exerciseable as follows: (i) 135,833 shares at date of grant,
    (ii) 11,666 shares after 18 months following the date of grant, and (iii) 11,668 after 30 months following the date of grant. At December 31, 1997, outstanding options for 135,833 shares were exercisable.




















                         TGC Industries, Inc.

               NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       December 31, 1997 and 1996

    NOTE G - STOCKHOLDERS' EQUITY - Continued

    The Company has adopted only the disclosure provisions of SFAS
    123. The Company will continue to apply APB 25 and related interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company's 1997 and 1996 stock grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and net earnings (loss) per common share for 1997 and 1996 would approximate the pro forma amounts indicated below:

                           1997                     1996
                  As reported  Pro forma   As reported  Pro forma

    Income from
      continuing
      operations   $1,306,039  $1,221,249 $   388,699    $ 120,909
    Loss from
      discontinued
      operations         -           -     (1,402,706)  (1,402,706)

        Net earnings
          (loss)   $1,306,039  $1,221,249 $(1,014,007) $(1,281,797)
                    =========   =========   =========    =========

    Net earnings
     (loss)
     allocable
     to common
     stockholders  $  850,399  $  765,609 $(1,244,077) $(1,511,867)
                      =======     =======   =========    =========

    Basic earnings
    (loss) per
    common share
       Continuing
          operations     $.13        $.12      $  .03        $(.02)
       Discontinued
          operations      -           -          (.23)        (.22)

        Earnings (loss)
          per common
          share          $.13        $.12       $(.20)       $(.24)
                          ===         ===         ===          ===





                         TGC Industries, Inc.

               NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       December 31, 1997 and 1996


    NOTE G - STOCKHOLDERS' EQUITY - Continued


                           1997                     1996
                  As reported  Pro forma   As reported  Pro forma

      Diluted earnings
      (loss) per
      common share
        Continuing
          operations     $.09        $.08      $  .02        $(.02)
        Discontinued
          operations      -           -          (.21)        (.21)

        Earnings (loss)
          per common
          share          $.09        $.08       $(.19)       $(.23)
                          ===         ===         ===          ===

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before December 31, 1994. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants after January 1, 1995: expected volatility of 150%; risk-free interest rate of 6.25%; and expected life of 4 years. The weighted average fair value of options granted during 1996 was $.55. No options were granted during 1997.














                         TGC Industries, Inc.

               NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       December 31, 1997 and 1996


NOTE G - STOCKHOLDERS' EQUITY - Continued

    The following table summarizes activity under the Plans:

                                                       Weighted
                                     Shares under       average
                                        option       exercise price

      Balance at January 1, 1996         458,668          $  .86
        Granted                          774,167             .70
        Exercised                        (84,500)            .41
        Canceled                        (568,167)            .75

      Balance at December 31, 1996       580,168             .83
        Granted                             -                 -
        Exercised                        (92,668)            .37
        Canceled                        (111,333)            .80

      Balance at December 31, 1997       376,167            $.91
                                         =======             ===

      Exercisable at December 31:
        1996                             235,835            $.81
        1997                             256,166            $.92



    The following information applies to options outstanding at December 31, 1997:

                                       Weighted
                                       average
                                       remaining       Weighted
           Range of       Number      contractual       average
       exercise prices  outstanding      life       exercise price

        $.375 to .40      25,000        3.3 years        $   .375
        $.80 to 1.00     316,167        3.0 years            .90
        $1.01 to 1.375    35,000        1.2 years           1.375

                         376,167                         $   .91
                         =======                             ===







                         TGC Industries, Inc.

               NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       December 31, 1997 and 1996


NOTE G - STOCKHOLDERS' EQUITY - Continued

    The following information applies to options exercisable at December 31, 1997:



            Range of          Number       Weighted average
         exercise prices    exercisable     exercise price

          $.375 to .40         22,000            $  .375
          $.80 to 1.00        199,166               .89
          $1.01 to 1.375       35,000              1.375

                              256,166           $   .92
                              =======               ===


    Stock Warrants

    At December 31, 1997 and 1996, warrants to purchase 887,174 common shares were outstanding. Warrants covering 737,174 shares, issued in a private placement during 1995 , are exercisable over a three year period and have a strike price of $.375 per share. In connection with the issuance of subordinated notes payable during 1995, certain officers and directors received warrants covering 150,000 shares. These warrants are exercisable over a five year period and have a strike price of $.80 per share. All warrants were issued with exercises prices equal to the fair market value at the date of grant.

    Preferred Stock

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



                         TGC Industries, Inc.

               NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       December 31, 1997 and 1996


NOTE G - STOCKHOLDERS' EQUITY - Continued

    Dividends

    Holders of the Company's Series C 8% convertible exchangeable preferred stock will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8% per annum. The dividends are payable semi-annually during January and July of each year, commencing January 1997.


NOTE H - INCOME TAXES

    The income tax provision (benefit)
    reconciled to the tax computed at the
    statutory Federal rate is as follows:

                                                  December 31,
                                               1997         1996
Federal tax expense (benefit)
      at statutory rate                     $ 386,253    $(344,762)
    Meals and entertainment                     7,135        6,860
    Tax effect of transfer of assets
      from Old Chase (Note C)                    -         357,668
    Losses from Old and New Chase
      not recorded by TGC                        -        (504,684)
    Other                                      71,328      (12,214)
    Change in valuation allowance            (634,716)     497,132

                                            $(170,000)    $   -
                                              =======      =======


    Deferred tax assets and liabilities
    consist of the following:

                                                  December 31,
                                               1997         1996
    Deferred tax assets
      Net operating loss carryforwards     $1,493,587  $ 1,461,430
      Other                                     2,864        6,803
    Deferred tax liability
      Property and equipment                 (574,840)     (81,906)
                                              921,611    1,386,327
      Less valuation allowance               (751,611)  (1,386,327)

      Net deferred tax asset              $   170,000   $     -
                                              =======    =========



                         TGC Industries, Inc.

               NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       December 31, 1997 and 1996

NOTE H - INCOME TAXES - Continued

    At December 31, 1997, the Company had net operating loss carryforwards of approximately $4,400,000 available to offset future taxable income, which expire at various dates through 2012. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits are more likely than not.

NOTE I - 401(k) PLAN

    The Company has a 401(k) salary deferral plan which covers all employees who have reached the age of 20.5 years and have been employed by the Company for at least one year. The covered employees may elect to have an amount deducted from their wages for investment in a retirement plan. The Company matched contributions to the plan in 1996 at the following rates:
    (1) 75% of each participant's salary reduction contributions to the plan up to a maximum of 3% of the participant's compensation; and (2) 50% of each participant's salary reduction contributions to the plan which are in excess of 3% of the participant's compensation but not in excess of 8% of the participant's compensation. On January 1, 1997, the Company amended the plan to make contributions to the plan equal to 100% of each participant's salary reduction contributions to the plan up to 4.75% of the participant's compensation. The Company's matching contribution to the plan was approximately $41,000 and $30,000 for the years ended December 31, 1997 and 1996, respectively.

NOTE J - CONCENTRATION OF CREDIT RISK

    The Company sells its geophysical services to large oil and gas companies operating in the United States. The Company performs ongoing credit evaluations of its customer's financial condition and, generally, requires no collateral from its customers. Three customers accounted for approximately 85% of accounts receivable at December 31, 1997. At December 31, 1996, one customer accounted for approximately 77% of accounts receivable.

    During 1997, two customers accounted for 31% and 28% of the sales of the Company, respectively. During 1996, four customers accounted for 20%, 15%, 13% and 13% of the sales of the Company, respectively.



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


               10.8 Bill of Sale dated July 31, 1996 between TGC Industries, Inc. and Chase Packaging Corporation, filed as Exhibit 10.8 to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference.

               27.    Financial Data Schedule.



                             SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TGC INDUSTRIES, INC.


Date:  March 23, 1998   By:   /s/ Robert J. Campbell
                              Robert J. Campbell
                              Vice Chairman of the Board,
                              (Principal Executive Officer)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 23, 1998  By:  /s/ Allen T. McInnes
                            Allen T. McInnes
                            Chairman of the Board
                            and Secretary

Date:  March 23, 1998  By:  /s/ Robert J. Campbell
                            Robert J. Campbell
                            Vice-Chairman of the Board,
                           (Principal Executive Officer)
                            and Director

Date:  March 23, 1998  By:  /s/ Wayne A. Whitener
                            Wayne A. Whitener
                            President, Chief Operating Officer
                            and Director

Date:  March 23, 1998  By:  /s/ Kenneth Uselton
                            Kenneth Uselton
                            (Principal Financial and
                            Accounting Officer)

Date:  March 23, 1998  By:  /s/ William J. Barrett
                            William J. Barrett
                            Director

Date:  March 23, 1998  By:  /s/ Herbert M. Gardner
                            Herbert M. Gardner
                            Director

H:\DOCS6\T9140\001\4472.1