Form 10QSB
period 1998-03-31
TGC INDUSTRIES INC
filed 1998-05-14
CIK 799165

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

     (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING
MARCH 31, 1998.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
_______ TO ________.

Commission File Number 0-14908

                       TGC INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)

               Texas                          74-2095844
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)

     1304 Summit, Suite 2
     Plano, Texas                                75074
(Address of principal executive               (Zip Code)
offices)

Issuer's telephone number, including area code:  972-881-1099

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X    No ____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                          Outstanding at April 21, 1998
Common Stock ($.10 Par Value)                 6,475,485








PART 1 -- FINANCIAL INFORMATION
ITEM 1 -- FINANCIAL STATEMENTS

     Incorporated herein is the following unaudited financial information:

          Balance Sheet as of March 31, 1998.

          Statements of Operations for the three-month periods ended March 31, 1998 and 1997.

          Statements of Cash Flows for the three-month periods ended March 31, 1998 and 1997.

          Notes to Financial Statements.








































                       TGC INDUSTRIES, INC.
                           BALANCE SHEET
                            (UNAUDITED)

                                                    MARCH 31, 1998

ASSETS

CURRENT ASSETS

     Cash and cash equivalents                      $   443,425
     Accounts receivable                                887,425
     Prepaid expenses and other                         167,848
     Deferred income taxes                              170,000

          Total current assets                        1,668,698

PROPERTY AND EQUIPMENT - at cost

     Machinery and equipment                          9,950,734
     Automobiles and trucks                             705,881
     Furniture and fixtures                             317,167
                                                     10,973,782
     Less accumulated depreciation                  ( 3,631,404)
                                                      7,342,378

OTHER ASSETS                                             35,057

     Total assets                                     9,046,133

See notes to Financial Statements





















                       TGC INDUSTRIES, INC.
                     BALANCE SHEET - CONTINUED
                            (UNAUDITED)

                                                    MARCH 31, 1998

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Trade accounts payable                         $ 1,073,861
     Accrued liabilities                                161,879
     Billings in excess of costs and
        estimated earnings on uncompleted
        contracts                                     1,191,268
     Current maturities of long-term
        obligations                                   1,354,306

          Total current liabilities                   3,781,314

LONG-TERM OBLIGATIONS, less current
   maturities                                         1,316,490

STOCKHOLDERS' EQUITY

     Preferred stock, $1.00 par value;4,000,000
        shares authorized; 1,129,350 issued and
        outstanding                                   1,129,350

     Common stock, $.10 par value; 25,000,000
        shares authorized; 6,571,317 shares
        issued                                          657,132

     Additional paid-in capital                       5,379,946

     Accumulated deficit                             (3,002,785)

     Treasury stock, at cost (95,832 shares)         (  215,314)

                                                      3,948,329

          Total liabilities and stockholders'
             equity                                 $ 9,046,133

See notes to Financial Statements








                       TGC INDUSTRIES, INC.
                     Statements of Operations

                                         Three Months Ended
                                              March 31
                                            (Unaudited)
                                         1998            1997

Revenue                             $ 4,319,329     $ 2,740,353

Cost of services                      3,776,207       2,527,915
Selling, general, adm.                  258,292         209,308
                                      4,034,499       2,737,223

INCOME FROM OPERATIONS                  284,830           3,130

     Interest expense                    69,307          42,982

NET INCOME (LOSS)                       215,523      (   39,852)

Less dividend requirement on
   preferred stock                      112,935         114,885

INCOME (LOSS) ALLOCABLE TO
   COMMON STOCKHOLDERS              $   102,588     $(  154,737)

Earnings (loss) per common share
     Basic                          $       .02     $      (.02)
     Diluted                        $       .01     $      (.02)

Weighted average number of
   common shares
     Basic                            6,475,485       6,309,549
     Diluted                         14,520,248       6,309,549

See notes to Financial Statements

















                                    TGC INDUSTRIES, INC.
                                  Statements of Cash Flows
                                         (Unaudited)

                                                         Three Months Ended
                                                              March 31

                                                         1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                 $   215,523    $( 39,852)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation and amortization                       414,196      269,996
    Gain on disposal of property and equipment                -     (208,985)
    Changes in operating assets and liabilities
      Accounts receivable                             1,614,457      524,997
      Billings in excess of cost and estimated
        earnings on uncompleted contracts            (1,034,443)    (260,107)
      Prepaid expenses                               (   33,219)    (216,540)
      Accounts payable                               (  336,807)     374,090
      Accrued liabilities                            (   51,788)    (274,718)
        NET CASH PROVIDED BY OPERATING ACTIVITIES       787,919      168,881

CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                         (  148,979)    (594,187)
        Proceeds from sale of property and
          equipment                                           -      210,332
        (Increase) decrease in other assets                 175     ( 33,840)
        NET CASH USED IN INVESTING ACTIVITIES        (  148,804)    (417,695)

CASH FLOWS FROM FINANCING ACTIVITIES
        Principal payments of debt obligations       (  319,038)    (117,754)
        Other                                             2,813            -
        NET CASH USED IN FINANCING ACTIVITIES        (  316,225)    (117,754)

        NET INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                              322,890     (366,568)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        120,535      655,280
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   443,425    $ 288,712

Supplemental cash flow information

Cash paid during the period
  Cash paid for interest                            $   69,307     $  42,982
  Cash paid for income taxes                        $   10,230     $       -

See notes to Financial Statements
































                       TGC INDUSTRIES, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                          March 31, 1998

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles.

NOTE B -- MANAGEMENT PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included. The results of the interim periods are not necessarily indicative of results to be expected for the entire year. For further information, refer to the financial statements and the footnotes thereto included in the Company's Annual Report for the year ended December 31, 1997 filed on Form 10-KSB.

NOTE C -- EARNINGS (LOSS) PER SHARE

During December 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." Under SFAS 128, basic earnings (loss) per common share is based upon the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common shares outstanding and, when dilutive, common shares outstanding and, when dilutive, common shares issuable for stock options, warrants, and convertible securities. Earnings (loss) per share data for 1997 has been restated to conform to the provisions of SFAS 128.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

TGC Industries, Inc. ("TGC") reported revenues increased to $4,319,329 for the three months ended March 31, 1998, from $2,740,353 for the same period of the prior year. Net income, before dividend requirements on preferred stock increased to $215,523, compared with a loss, before dividend requirements on preferred stock, of $39,852 for the same period of the prior year. Income per common share, on a diluted basis, was $.01 for the first quarter of 1998, as compared with a loss of $.02 per common share for the same period of 1997.

TGC's cost of services, as a percentage of revenue, was 87.4% for the first quarter of 1998 compared with 92.2% for the same period of 1997. Selling, general, and administrative expense, as a percentage of revenue, was 6.0% for the first quarter of 1998 compared with 7.6% for the first quarter of 1997. Interest expense increased by $26,325 in the first quarter of 1998 when compared with the same period of 1997. This increase was primarily a result of the financing of additional geophysical equipment in the second half of 1997. Non-cash charges for depreciation were $414,196 in the first quarter of 1998 compared with $269,996 for the same period in 1997.

TGC operates two land seismic crews primarily conducting Three-D ("3-D") data gathering for clients in the oil and gas business. TGC crews are under contract through September 1998, and the Company is working on securing contracts for the balance of 1998. A large portion of the Company's current backlog is in natural gas exploration, which, due to higher natural gas prices than a year ago, may soften the adverse impact of lower oil prices.

This report contains forward-looking statements which reflect the view of Company's management with respect to future events. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations are disclosed in the Company's Securities and Exchange Commission filings, and include, without limitation, the unpredictable nature of forecasting weather, the potential for contract delay or cancellation, and the potential for fluctuations in oil and gas prices. The forwarding-looking statements contained herein reflect the current views of the Company's management and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

FINANCIAL CONDITION

Cash of $787,919 was provided from operations for the first quarter of 1998 compared with cash provided from operations of $168,881 for the same period of 1997. The funds generated in the first three months of 1998 were primarily attributable to net earnings before non-cash depreciation charges. Cash used in investing activities for the first three months of 1998 was primarily for the replacement of equipment in the amount of $148,979. Cash used in financing activities for the first three months of 1998 was primarily for principal payments of debt obligations in the amount of $319,038.

Working capital deficit decreased $135,271 to $2,112,616 from the December 31, 1997 balance of $2,247,887. The Company's current ratio was .44 to 1.0 at March 31, 1998, compared with .57 to 1.0 at December 31, 1997. Stockholders equity increased $218,336 from the December 31, 1997 balance of $3,729,993 to $3,948,329 at March 31,
1998. This increase was primarily attributable to net income for the three months ended March 31, 1998, of $215,523.

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

PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits -- Exhibit 27 - Financial Data Schedule.

     b. Reports -- A report under Item 7 of Form 8-K was filed on March 31, 1998, to report the Restated Financial Data Schedules on earnings [loss] per share data to conform to the provisions of SFAS 128 for (a) Fiscal Year Ended December 31, 1996; (b) Quarter Ended March 31, 1997; (c) Quarter Ended June 30, 1997; and (d) Quarter Ended September 30, 1997.




























                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TGC INDUSTRIES, INC.

Date:  May 12, 1998

                               /s/ Robert J. Campbell

                                    Robert J. Campbell

                                    Vice Chairman of the Board
                                    (Principal Executive Officer)

Date:  May 12, 1998

                               /s/ Kenneth W. Uselton

                                    Kenneth W. Uselton

                                    Treasurer (Principal Financial
                                    and Accounting Officer)