Form 10QSB
period 1998-06-30
TGC INDUSTRIES INC
filed 1998-08-12
CIK 799165

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-QSB

     (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDING JUNE 30, 1998.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

__________ TO ___________.

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

                         Yes   X         No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                    Outstanding at July 31, 1998
Common Stock ($.10 Par Value)                6,512,985










PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

     Incorporated herein is the following unaudited financial information:

          Balance Sheet as of June 30, 1998.

          Statements of Income for the three and six-month periods ended June 30, 1998 and 1997.

          Statements of Cash Flows for the six-month periods ended June 30, 1998 and 1997.

          Notes to Financial Statements.






































TGC INDUSTRIES, INC.
BALANCE SHEET
(UNAUDITED)

                                               JUNE 30,
                                                 1998
                                              ___________
ASSETS

CURRENT ASSETS

Cash and cash equivalents                  $   1,094,417
Accounts receivable                            1,192,761
Prepaid expenses and other                       399,566
Deferred income taxes                            170,000
                                               ---------

            Total current assets               2,856,744


PROPERTY AND EQUIPMENT - at cost

Machinery and equipment                       10,024,511
Automobiles and trucks                           706,906
Furniture and fixtures                           317,167
                                              ----------
                                              11,048,584
Less accumulated depreciation                 (3,990,914)
                                              -----------
                                               7,057,670

OTHER ASSETS                                      35,057
                                              ----------

     Total assets                          $   9,949,471
                                            ============


See notes to Financial Statements
















TGC INDUSTRIES, INC.
BALANCE SHEET -- CONTINUED
(UNAUDITED)

                                               JUNE 30,
                                                 1998
                                               __________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Trade accounts payable                     $    1,277,609
Accrued liabilities                               576,181
Billings in excess of costs and
  estimated earnings on
  uncompleted contracts                         1,141,047
Current maturities of long-term
  obligations                                   1,281,442
                                                ---------

     Total current liabilities                  4,276,279

LONG-TERM OBLIGATIONS, less
  current maturities                            1,061,635

STOCKHOLDERS' EQUITY

Preferred stock, $1.00 par value;
  4,000,000 shares authorized;
  1,129,350 issued
  and outstanding                               1,129,350

Common stock, $.10 par value;
  25,000,000 shares authorized;
  6,608,817 shares issued                         660,882

Additional paid-in capital                      5,164,388

Accumulated deficit                            (2,127,749)

Treasury stock, at cost
  (95,832 shares)                                (215,314)
                                                ----------
                                                4,611,557


  Total liabilities and stockholders'
   equity                                      $9,949,471
                                                =========


See notes to Financial Statements



TGC INDUSTRIES, INC.
STATEMENTS OF INCOME

                                        Three Months Ended               Six Months Ended
                                             June 30,                         June 30,
                                        ___________________              _________________
                                            (Unaudited)                      (Unaudited)
                                        1998           1997              1998         1997
                                        ____           ____              ____         ____

Revenue                              $ 5,520,738    $ 4,740,670       $ 9,840,067   $ 7,481,023

Cost of services                       4,292,770      3,998,589         8,068,977     6,526,504
Selling, general, adm.                   284,546        248,374           542,838       457,682
                                       ---------      ---------         ---------     ---------
                                       4,577,316      4,246,963         8,611,815     6,984,186

INCOME FROM OPERATIONS                   943,422        493,707         1,228,252       496,837

  Interest expense                        68,386         42,965           137,693        85,947
                                       ---------      ---------         ---------     ---------

NET INCOME                               875,036        450,742         1,090,559       410,890

Less dividend requirement on
 preferred stock                         112,935        114,885           225,870       229,770
                                       ---------      ---------         ---------     ---------
INCOME ALLOCABLE TO
  COMMON STOCKHOLDERS                $   762,101    $   335,857       $   864,689   $   181,120

Earnings per common share
   Basic                                    $.12           $.05              $.13          $.03
   Diluted                                  $.06           $.03              $.08          $.03

Weighted average number of
  common shares
   Basic                               6,504,331      6,315,738         6,483,551     6,312,661
   Diluted                            14,414,471     14,519,082        14,461,066    14,628,562

See notes to Financial Statements



TGC INDUSTRIES, INC.
Statements of Cash Flows (Unaudited)

                                                                         Six Months Ended
                                                                            June 30,
                                                                      ___________________________

                                                                           1998          1997
                                                                           ____          ____
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                          $ 1,090,559   $   410,890
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                          841,636       596,815
   Gain on disposal of property and equipment                                 -        (208,985)
   Changes in operating assets and liabilities
     Accounts receivable                                                1,309,121      (432,505)
     Billings in excess of cost and estimated earnings
       on uncompleted contracts                                        (1,084,664)       98,793
     Prepaid expenses                                                    (210,613)     (414,868)
     Accounts payable                                                    (133,058)      455,310
     Accrued liabilities                                                  308,188       261,296
                                                                        ----------    ----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                         2,121,169       766,746

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                (291,711)     (680,320)
     Proceeds from sale of property and equipment                             -         210,332
     (Increase) decrease in other assets                                      175       (33,840)
                                                                        ----------    ----------
     NET CASH USED IN INVESTING ACTIVITIES                               (291,536)     (503,828)

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                                      (225,870)     (459,840)
     Proceeds from issuance of debt                                           -         142,700
     Proceeds from exercise of stock options and warrants                  14,062           -
     Principal payments of debt obligations                              (646,756)     (337,002)
     Other                                                                  2,813       (13,060)
                                                                        ----------    ----------
     NET CASH USED IN FINANCING ACTIVITIES                               (855,751)     (667,202)

     NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                                        973,882      (404,284)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          120,535       655,280
                                                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $1,094,417     $ 250,996
                                                                        ==========     ========

Supplemental cash flow information

Cash paid during the period
   Cash paid for interest                                              $  137,693     $  85,947
   Cash paid for income taxes                                          $   15,230     $     -

See notes to Financial Statements


TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1998

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

TGC Industries, Inc. ("TGC") reported revenues increased to $5,520,738 for the three months ended June 30, 1998, from $4,740,670 for the same period of the prior year. Net income, before dividend requirements on preferred stock increased to $875,036, compared with net income, before dividend requirements on preferred stock, of $450,742 for the same period of the prior year. Income per common share, on a diluted basis, was $.06 for the second quarter of 1998, as compared with income of $.03 per common share for the same period of 1997.
For the six month period ended June 30, 1998, revenues increased to $9,840,067 from $7,481,023 for the same period of the prior year. Net income, for the first six months of 1998, before dividend requirements on preferred stock, increased to $1,090,559, compared with net income, before dividend requirements on preferred stock, of $410,890 for the same period the prior year. Income per common share, on a diluted basis, was $.08 for the first six months of 1998, as compared with income of $.03 per common share for the same period of 1997.

TGC's cost of services, as a percentage of revenue, were 77.8% for the second quarter of 1998, compared to 84.3% for the same period of 1997. Selling, general and administrative expense, as a percentage of revenue, was 5.2% for the second quarter of 1998 and 1997, respectively. Interest expense increased by $25,421 in the second quarter of 1998 when compared with the same period of 1997. This increase was primarily a result of the financing of additional geophysical equipment in the second half of 1997.

TGC's cost of services, as a percentage of revenue, were 82% for the first six months of 1998, compared to 87.2% for the same period of 1997. Selling, general and administrative expense, as a percentage of revenue, was 5.5% for the first six months of 1998, compared to 6.1% for the same period of the 1997. Interest expense increased by $51,746 in the first six months of 1998, when compared with the same period of the prior year. This increase was principally attributable to the financing of additional geophysical equipment in the second half of 1997.

Non-cash charges for depreciation were $841,636 in the first six months of 1998 compared with $596,815 for the same period of 1997.

TGC operates two land seismic crews primarily conducting
Three-D ("3-D") data gathering for clients in the oil and gas business. If the 1998 exploration budgets of oil and gas companies are reduced significantly due to the reduction in oil prices, TGC's revenues and earnings may be adversely affected.

TGC announced a recent purchase of the latest technologies in central recording units from Sercel Inc. to enhance seismic recording capabilities. This equipment will up-grade one of TGC's existing crews enabling the crew to acquire 3-D surveys more efficiently. In addition, TGC will be entering the shot hole drilling business with the initial purchase of three drilling rigs. With these rigs, TGC will reduce costs and its dependence on third-party drilling contractors. With the addition of this equipment, TGC will be better positioned to service our clients on their future contracts. TGC will finance this purchase using internal cash flow and equipment financing.

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

FINANCIAL CONDITION

Cash of $2,121,169 was provided from operations for the first six months of 1998 compared with cash provided from operations of $766,746 for the same period of 1997. The funds generated in the first six months of 1998 were primarily attributable to net earnings before non-cash depreciation charges. Cash used in investing activities for the first six months of 1998 was primarily for the replacement of equipment in the amount of $291,711. Cash used in financing activities for the first six months of 1998 was primarily for principal payments of debt obligations in the amount of $646,756, and dividend payments on preferred stock of $225,870.

Working capital deficit decreased $828,352 to $1,419,535 from the December 31, 1997 balance of $2,247,887. The Company's current ratio was .67 to 1.0 at June 30, 1998, compared with .57 to 1.0 at December 31, 1997. Stockholders equity increased $881,564 from the December 31, 1997 balance of $3,729,993 to $4,611,557 at June 30, 1998. This increase was primarily attributable to net income for the six months ended June 30, 1998, of $1,090,559.

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

PART II -- OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on June 4, 1998.
The following matters were voted upon and approved by the Company's shareholders:

     a. Nominated and elected to the Board of Directors were Messrs. William J. Barrett, Robert J. Campbell, Herbert M.
Gardner, Allen T. McInnes and Wayne A. Whitener.

     b. Ratification of the selection of the Company's auditors, Grant Thornton LLP was approved by the shareholders by a majority vote.

     c.  Approval of the amendment to the 1993 Stock Option
Plan increasing the number of shares from 750,000 to 850,000 was approved by the shareholders by a majority vote.

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


                                 TGC INDUSTRIES, INC.

Date:  August 12, 1998
                                 /s/ Robert J. Campbell
                                     ROBERT J. CAMPBELL

                                     Vice Chairman of the Board
                                     (Principal Executive Officer)


Date:  August 12, 1998            /s/ Kenneth W. Uselton

                                      KENNETH W. USELTON

                                      Treasurer (Principal Financial
                                        and Accounting Officer)