Form 10QSB
period 1998-09-30
TGC INDUSTRIES INC
filed 1998-11-04
CIK 799165

U.S. SECURITIES AND EXCHANGE
                        Washington, D.C. 20549

                              FORM 10-QSB

     (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
______________.

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

                             Yes X     No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                              Outstanding at October 30, 1998
Common Stock ($.10 Par Value)                        6,515,985
















PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

     Incorporated herein is the following unaudited financial information:

          Balance Sheet as of September 30, 1998.

          Statements of Income for the three and nine-month periods ended September 30, 1998 and 1997.

          Statements of Cash Flows for the nine-month periods ended September 30, 1998 and 1997.

          Notes to Financial Statements.










































TGC INDUSTRIES, INC.
BALANCE SHEET
(UNAUDITED)

                                              SEPTEMBER 30,
                                                  1998
                                              ______________
ASSETS

CURRENT ASSETS

  Cash and cash equivalents              $       864,780
  Accounts receivable                            696,479
  Prepaid expenses and other                     245,995
  Deferred income taxes                          170,000
                                           ______________

     Total current assets                      1,977,254

PROPERTY AND EQUIPMENT - at cost

   Machinery and equipment                    10,720,033
   Automobiles and trucks                        723,360
   Furniture and fixtures                        317,167
                                           ______________
                                              11,760,560

   Less accumulated depreciation              (4,439,554)
                                           ______________
                                               7,321,006

OTHER ASSETS                                         963
                                          ______________

     Total assets                         $    9,299,223
                                           =============


See notes to Financial Statements
















TGC INDUSTRIES, INC.
BALANCE SHEET -- CONTINUED
(UNAUDITED)

                                                 SEPTEMBER 30,
                                                     1998
                                                 ______________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Trade accounts payable                       $  454,446
   Accrued liabilities                             448,521
   Billings in excess of costs and estimated
      earnings on uncompleted contracts            200,020
   Current maturities of long-term obligations   1,482,028
                                                 _________

        Total current liabilities                2,585,015

LONG-TERM OBLIGATIONS, less current
      maturities                                 1,143,701

STOCKHOLDERS' EQUITY

   Preferred stock, $1.00 par value; 4,000,000
      shares authorized; 1,129,350 issued
      and outstanding                            1,129,350

   Common stock, $.10 par value; 25,000,000
      shares authorized; 6,611,817 shares issued   661,182

   Additional paid-in capital                    5,165,213

   Accumulated deficit                          (1,169,924)

   Treasury stock, at cost (95,832 shares)        (215,314)
                                                 __________

                                                 5,570,507
                                                 __________
        Total liabilities and
          stockholders' equity                  $9,299,223
                                                 =========
See notes to Financial Statements











TGC INDUSTRIES, INC.
STATEMENTS OF INCOME

                             Three Months Ended      Nine Months Ended
                               September 30,            September 30,
                            ______________________   ______________________
                                (Unaudited)              (Unaudited)
                             1998          1997       1998          1997
                            _________   __________   _________   __________

Revenue                    $5,536,737   $4,166,333 $15,376,804  $11,647,356

Cost of services            4,233,053    3,598,677  12,302,030   10,125,181
Selling, general, adm.        287,802      217,059     830,640      674,741
                            _________    _________  __________   __________

                            4,520,855    3,815,736  13,132,670   10,799,922

INCOME FROM OPERATIONS      1,015,882      350,597   2,244,134      847,434

   Interest expense            58,057       40,245     195,750      126,192
                            _________     ________   _________    _________

NET INCOME                    957,825      310,352   2,048,384      721,242

Less dividend requirement
    on preferred stock        112,935      114,885     338,805      344,655
                            _________      _______   _________     ________

INCOME ALLOCABLE TO
   COMMON STOCKHOLDERS     $  844,890    $ 195,467  $1,709,579   $  376,587

Earnings per common share
       Basic               $      .13    $     .03  $      .26   $      .06
       Diluted             $      .07    $     .02  $      .14   $      .05

Weighted average number of
    common shares
       Basic                6,514,420    6,341,426   6,493,954    6,322,355
       Diluted             14,323,043   14,697,868  14,410,191   14,649,687

See notes to Financial Statements









TGC INDUSTRIES, INC.
Statements of Cash Flows (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                     _______________________
                                                         1998        1997
                                                     __________    _________
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                        $2,048,384     $721,242
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                   1,297,335      929,798
      Loss (gain) on disposal of property
        and equipment                                     4,488     (208,985)
      Changes in operating assets and liabilities
           Accounts receivable                        1,806,603   (1,123,767)
           Billings in excess of cost and
              estimated earnings
              on uncompleted contracts               (2,025,691)   1,251,375
           Prepaid expenses                             (58,242)    (252,414)
           Accounts payable                            (956,224)    (225,792)
           Accrued liabilities                          180,528      122,217
                                                       ________     ________

            NET CASH PROVIDED BY
            OPERATING ACTIVITIES                      2,297,181    1,213,674

CASH FLOWS FROM INVESTING ACTIVITIES
           Capital expenditures                        (385,289)  (1,087,286)
           Proceeds from sale of property
             and equipment                                3,400      210,332
           Decrease (increase) in other assets           34,269      (33,840)
                                                       ________     ________

             NET CASH USED IN INVESTING ACTIVITIES     (347,620)    (910,794)

CASH FLOWS FROM FINANCING ACTIVITIES
           Dividends paid                              (225,870)    (459,840)
           Proceeds from issuance of debt                  -         337,401
           Proceeds from exercise of stock
            options and warrants                         15,187         -
           Principal payments of debt obligations      (997,446)    (562,335)
           Other                                          2,813      (18,736)
                                                       ________     ________

             NET CASH USED IN FINANCING ACTIVITIES (  1,205,316)    (703,510)
                                                       ________     ________

             NET INCREASE (DECREASE) IN CASH AND CASH
                   EQUIVALENTS                          744,245     (400,630)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        120,535      655,280
                                                       ________     ________
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $864,780     $254,650
                                                       ========      =======

TGC INDUSTRIES, INC.
Statements of Cash Flows (Unaudited) Continued


                                                       Nine Months Ended
                                                         September 30,
                                                     _______________________
                                                         1998        1997
                                                     __________    _________

Supplemental cash flow information

Cash paid during the period
      Cash paid for interest                           $195,750     $126,192
      Cash paid for income taxes                       $ 15,230     $   -

Noncash investing and financing activities

During the third quarter of 1998, the Company financed the acquisition of equipment through notes payable in the amounts of $144,787, $343,768 and $144,787, respectively.


See notes to Financial Statements

































TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1998

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

NOTE C -- EARNINGS PER SHARE

During December 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128),"Earnings Per Share." Under SFAS 128, basic earnings per common share is based upon the weighted average number of shares of common stock outstanding. Diluted earnings per share is based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. Earnings per share data for 1997 has been restated to conform to the provisions of SFAS 128.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
TGC Industries, Inc. ("TGC") reported revenues increased to $5,536,737 for the three months ended September 30, 1998, from $4,166,333 for the same period of the prior year. Net income, before dividend requirements on preferred stock increased to $957,825, compared with net income, before dividend requirements on preferred stock, of $310,352 for the same period of the prior year. Income per common share, on a diluted basis, was $.07 for the third quarter of 1998, as compared with income of $.02 per common share for the same period of 1997.

For the nine month period ended September 30, 1998, revenues increased to $15,376,804 from $11,647,356 for the same period of the prior year. Net income, for the first nine months of 1998, before dividend requirements on preferred stock, increased to $2,048,384, compared with net income, before dividend requirements on preferred stock, of $721,242 for the same period of the prior year. Income per common share, on a diluted basis, was $.14 for the first nine months of 1998, as compared with income of $.05 per common share for the same period of 1997.

TGC's cost of services, as a percentage of revenue, were 76.5% for the third quarter of 1998, compared to 86.4% for the same period of 1997. Selling, general and administrative expense, as a percentage of revenue, was 5.2% for the third quarter of 1998 and 1997 respectively. Interest expense increased by $17,812 in the third quarter of 1998 when compared with the same period of 1997. This increase was primarily a result of the financing of additional geophysical equipment in the second half of 1997.

TGC's cost of services, as a percentage of revenue, were 80% for the first nine months of 1998, compared to 86.9% for the same period of 1997. Selling, general and administrative expense, as a percentage of revenue, was 5.4% for the first nine months of 1998, compared to 5.8% for the same period of 1997. Interest expense increased by $69,558 in the first nine months of 1998, when compared with the same period of the prior year. This increase was principally attributable to the financing of additional geophysical equipment in the second half of 1997.

Non-cash charges for depreciation were $1,297,335 in the first nine months of 1998 compared with $929,798 for the same period of 1997.

At December 31, 1997, TGC had net operating loss carryforwards of approximately $4,400,000 available to offset future taxable income, which expire at various dates through 2012.

TGC operates two land seismic crews primarily conducting Three-D ("3-D") seismic surveys for clients in the oil and gas business. Oil and gas prices (principally oil prices) have declined significantly during 1998. As a result, related service industries have been negatively impacted. Many oil and gas exploration projects have been put on hold, canceled, or postponed until favorable prices return. The Company's nine month financial results are at record levels, but unsettled pricing conditions in the Oil and Gas Industry will negatively impact results for the fourth quarter of 1998 and are expected to continue into early 1999.

FINANCIAL CONDITION

Cash of $2,297,181 was provided from operations for the first nine months of 1998 compared with cash provided from operations of $1,213,674 for the same period of 1997. The funds generated in the first nine months of 1998 were primarily attributable to net earnings before non-cash depreciation charges. Cash used in investing activities for the first nine months of 1998 was primarily for the replacement of equipment in the amount of $385,289. Cash used in financing activities for the first nine months of 1998 was primarily for principal payments of debt obligations in the amount of $997,446, and dividend payments on preferred stock of $225,870.

Working capital deficit decreased $1,640,126 to $607,761 from the December 31, 1997 balance of $2,247,887. The Company's current ratio was .76 to 1.0 at September 30, 1998, compared with .57 to 1.0 at December 31, 1997. Stockholders equity increased $1,840,514 from the December 31, 1997 balance of
$3,729,993 to $5,570,507 at September 30, 1998.   This increase was primarily
attributable to net income for the nine months ended September 30, 1998, of $2,048,384.

During the fourth quarter of 1997, to support future growth of the Company, a $1,000,000 revolving bank line of credit was secured from a major bank. The line of credit bears interest at prime plus 1.5%, is collateralized by equipment and accounts receivable and requires the maintenance of certain financial ratios.

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. The Company utilizes a number of computer programs across its entire operation. None of these computer programs have been custom written for the Company. The Company is completing its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position.

The Company anticipates that available funds, together with anticipated cash flows generated from future operations and amounts available under its revolving line of credit will be sufficient to meet the Company's cash needs.

The Company has been notified by Nasdaq of potential delisting of the Company's Common Stock due to having failed to equal or exceed the minimum bid price requirement of $1.00 per share for thirty consecutive trading days. The Company, as a condition to continued listing of its securities on the SmallCap Market, must satisfy the minimum bid price requirement. On September 3, 1998, the Company filed a Proxy Statement with the Securities and Exchange Commission with respect to a special meeting of its shareholders to be held on November 5, 1998, to approve a 1-for-3 reverse stock split of the Company's Common Stock. The record date for the special meeting was September 22, 1998, and the Proxy Statements were mailed to shareholders on September 24, 1998. The Company is confident that the shareholders will approve the 1-for-3 reverse stock split of its Common Stock. The Company's Board of Directors believes that the reverse stock split, which will cause the price of the Common Stock to increase, will satisfy the minimum bid price requirement. On October 26, 1998, Nasdaq informed the Company of the determination of the Nasdaq Listing Qualifications Panel following a written hearing on October 23, 1998, to continue the listing of the Company's securities provided that the Company effect its 1-for-3 reverse stock split on or before November 11, 1998, and thereafter evidence a closing bid price for its Common Stock that meets or exceeds $1.00 per share for a minimum of ten consecutive trading days. The Company believes that it can meet these conditions. As stated above, the Company is confident that the shareholders will approve the 1-for-3 reverse stock split of its Common Stock at the special meeting on November 5, 1998, and the Company intends to effect the reverse stock split effective with the close of business on Friday, November 6, 1998, and for the Common Stock to commence trading on a post-reverse split basis on Monday, November 9, 1998.

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

         1. A report under Item 5 of Form 8-K was filed on June 1,1998 to report amending the Company's Warrant Agreement to extend the term of the Warrants from July 31, 1998, to December 31, 1998; and also delaying the increase in the conversion price (from $0.75 to $1.25) of the Company's Series C 8% Convertible Exchangable Preferred Stock from July 1, 1998, to December 31, 1998, and also to delay the increase from $1.25 to $2.00 in the conversion price of the Preferred Stock from July 1, 1999, to December 31, 1999.













                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




          TGC INDUSTRIES, INC.

Date: October 30, 1998      /s/ Robert J. Campbell
                                Robert J. Campbell
                                Vice Chairman of the Board
                               (Principal Executive Officer)


Date:  October 30, 1998     /s/ Kenneth W. Uselton
                                Kenneth W. Uselton
                              Treasurer (Principal Financial
                              and Accounting Officer)