Form 10KSB
period 1998-12-31
TGC INDUSTRIES INC
filed 1999-03-31
CIK 799165

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OF 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998
                          Commission File Number 0-14908

                               TGC INDUSTRIES, INC.
                 (Name of small business issuer of its charter)


            Texas                                    74-2095844
    ______________________                      _____________________
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

     1304 Summit, Suite 2
        Plano, Texas                                  75074
    _______________________                      _____________________
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number:       (972) 881-1099

                          _______________


Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act:

Common Stock ($.30 Par Value)
Series C 8% Convertible Exchangeable Preferred Stock ($1.00 Par Value).

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

State issuer's revenues (from continuing operations) for its most recent
fiscal year:                                                     $17,073,506

State the aggregate market value of the voting stock (Common Stock and Series C Preferred Stock) held by non-affiliates computed by reference to the price
at which the stock was sold on March 18, 1999:                    $3,159,372

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


          Class                    Outstanding at March 18, 1999
_____________________________      ______________________________
Common Stock ($.30 Par Value)                 2,171,996




                     Documents Incorporated by Reference
                     ___________________________________

            Document                   Part of the Form 10-KSB Into Which
______________________________         the Document is Incorporated
Portions of the Proxy Statement        ___________________________________
for Annual Meeting of shareholders     Items 9 through 12 of Part III
to be held on June 3, 1999




































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

     The Company has the capability of utilizing two seismic crews to perform its geophysical services and, in any given period, these crews may generate a significant portion of their respective revenues from one or more clients. For the year ended December 31, 1998, three customers accounted for twenty-four percent (24%),twenty two percent (22%) and seventeen percent (17%) of the Company's revenue, respectively. The Company enters into a general or master agreement with each of its clients for the provision of geophysical services and a supplementary agreement (which becomes a part of the general agreement) with respect to each particular job that the Company performs for a client. Under the terms of such agreements the Company generally contracts to supply all personnel, transportation and equipment to perform seismic surveys for a given prospect for a fixed price plus reimbursement for certain third party charges. The Company generally bills its clients on a progressive basis over the term of the contract. The Company is generally obligated to maintain insurance against injury or damage to persons or equipment arising from the performance of its services and to indemnify its customers against all claims and liability arising therefrom. Management believes this insurance coverage is sufficient.

     Prior to the second half of 1998, activity in the U.S. Geophysical Industry had increased with the success and acceptance of 3-D surveys. The improved cost effectiveness gained from the data acquisition and processing of 3-D surveys had resulted in increased profits for the U.S. operations of the major and independent oil companies. With these cost advantages and the uncertainty of foreign operations, many of the major U.S. oil companies increased participation in the domestic oil industry. Beginning approximately in mid 1998, activity declined significantly due to a decline in the price of oil.

     Due to a significant decline in spending for seismic services by a number of oil and gas clients as a result of significantly lower oil prices, TGC has reduced its operations to one seismic acquisition crew. This decrease in spending was primarily a result of the significant decline in oil and gas prices (principally oil prices) during 1998. TGC is continuing to obtain contracts for work but at lower prices than in 1998. As a result of this reduced activity the first half of 1999 will not compare favorably with 1998. Company management has activated expense reduction and cost containment programs to remain highly competitive through this period of reduced industry activity.

     As of December 31, 1998, TGC employed 72 employees, supporting one seismic crew with a total of 65 crewmembers and direct support members. The Company believes its relationship with its employees to be satisfactory.




ITEM 2.     DESCRIPTION OF PROPERTY.

     The Company's headquarters are in leased facilities located in Plano, Texas from which it conducts all its current operations. These facilities include 8,000 square feet of office and warehouse space and an outdoor storage area of approximately 10,000 square feet. The monthly rent is $4,460. This facility is used to house corporate offices and serves as the headquarters for the geophysical business. The Company is not responsible for insuring the facilities. The condition of the Company's facilities is good and TGC management believes that these properties are suitable and adequate for the Company's foreseeable needs.

     On March 18, 1997, TGC sold the Portland, Oregon facility formerly utilized by Chase Packaging Corporation for $2,430,000 and applied such proceeds in satisfaction of the mortgage indebtedness with respect to such facility and in satisfaction of a debt obligation owing by TGC to Chase to pay to Chase any such proceeds in excess of the amount of the mortgage indebtedness.

ITEM 3.     LEGAL PROCEEDINGS.

     The Company is a defendant in various legal actions that arose out of the normal course of business. In the opinion of Management, none of the actions will result in any significant loss to the Company.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY. HOLDERS.

     On November 5, 1998, shareholders approved an amendment to Article Four of the Company's Articles of Incorporation, as amended, to effect a one-for-three reverse stock split of the Company's Common Stock, whereby each three shares of issued and outstanding Common Stock was converted and combined into one share of Common Stock (the "Reverse Split"). The Common Stock commenced trading on a post-Reverse Split basis on November 9, 1998.

                                 Part II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER. MATTERS.

     The Company's Common Stock has traded on the NASDAQ SmallCap Market under the symbol "TGCI" since September 25, 1994.

     The number of shareholders of record of TGCI's Common Stock as of March 12, 1999, was 392. Due to the number of shares held in nominee or street name, the Company believes that there are a significantly greater number of beneficial owners of its Common Stock. As of such date, CEDE & CO. held 748,746 shares in street name. On March 18, 1999, TGC's Common Stock was quoted at a closing price of $1.094. High and low sales prices (adjusted for the Reverse Split) of TGC's Common Stock for the period of January 1, 1997, to December 31, 1998, were as follows:




                         Sales Price of TGC Common Stock

Date                                    High                      Low

October 1 -- December 31, 1998          2 1/4                     3/4

July 1 -- September 30, 1998            2 5/8                   1 1/2

April 1 -- June 30, 1998                3 3/8                  1 11/16

January 1 -- March 31, 1998            3 9/16                   2 5/8

October 1 -- December 31, 1997          4 7/8                 2 13/16

July 1 -- September 30, 1997            5 1/4                       3

April 1 -- June 30, 1997                3 3/4                   2 5/8

January 1 -- March 31, 1997             5 1/4                   3 3/4

The above sale quotations were furnished to TGC by the NASD.

     On November 6, 1998, the Company effected a one-for-three reverse stock split of its Common Stock, whereby each three shares of issued and outstanding Common Stock was converted and combined into one share of Common Stock. The Common Stock commenced trading on a post-Reverse Split basis on November 9, 1998.

     As a consequence of the Reverse Split: (1) pursuant to the provisions for adjustment of the conversion ratio of the Company's Preferred Stock, the conversion price per share of Common Stock on a post-Reverse Split basis increased from $0.75 to $2.25 per share; and (2) pursuant to the terms for adjustment to the exercise price of the Company's Common Share Purchase Warrants, each Warrant purchases on a post-Reverse Split basis, 1/3 of a share of Common Stock at a price of $1.125 per share of Common Stock.

     On November 2, 1998, the TGC Board of Directors voted to extend the expiration date of its outstanding Common Stock Purchase Warrants and to delay the increase in the conversion price of its Preferred Stock until December 31, 1999. On December 10, 1998, the Board of Directors voted to further extend the expiration date of its warrants and to delay the increase in the conversion price of its Preferred Stock until December 31, 2000. The Common Stock Purchase Warrants were otherwise scheduled to expire on December 31, 1998, and the conversion price of the Preferred Stock was otherwise scheduled to increase, following the conversion price adjustment described above, from $2.25 per share of Common Stock to $3.75 per share of Common Stock on December 31, 1998. As modified, after December 31, 2000 and prior to the close of business on December 31, 2001, the conversion price of the Preferred Stock will be $3.75 per share of Common Stock. Thereafter, the conversion price will be $6.00 per share of Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Results of operations

Geophysical Operation  (Continuing Operations)

     Revenues for the year ended December 31, 1998, increased to $17,073,506 from revenue of $16,307,577 for the year ended December 31, 1997. Net earnings before dividend requirements on preferred stock was $1,831,602 for the year ended December 31, 1998. Net earnings before dividend requirements on preferred stock was $1,306,039 for the year ended December 31, 1997.
Included in the 1997 net earnings was a $170,000 income tax benefit.   EBITDA
was $3,872,761 or $.81 per share on a fully diluted basis for the year ended December 31, 1998, compared with $2,764,014 or $.57 per share on a fully diluted basis for the year ended December 31, 1997.

The Company's shareholders, at a special meeting of shareholders on November 5, 1998, approved an Amendment to the Company's Articles of Incorporation to effect a one-for-three reverse stock split of its Common Stock (the "Reverse Split"). The Reverse Split was effected on November 6, 1998, and the Common Stock commenced trading on a post-Reverse Split basis on November 9, 1998. All references to number of shares, except shares authorized, and to per share information have been adjusted to reflect the reverse stock split on a retroactive basis.

TGC's cost of services, as a percentage of revenue, decreased from 86.1% in 1997 to 80.9% in 1998. Selling, general and administrative expense, as a percentage of revenues, increased from 5.6% in 1997 to 6.8% in 1998.
Interest expense increased by $59,322 in 1998 when compared to 1997 primarily as a result of the financing of additional geophysical equipment in the second half of 1997. Non-cash charges for depreciation and amortization were $1,778,454 in 1998 compared with $1,425,817 in 1997.

During 1998, TGC purchased approximately $1,150,000 additional equipment to better serve our clients in their pursuit of Three-D ("3-D") seismic data acquisition. This additional equipment was financed with a combination of equipment-related financing and internal cash flow.

Due to a significant decline in spending for seismic services by a number of oil and gas clients as a result of significantly lower oil prices, TGC has reduced its operations to one seismic acquisition crew. This decrease in spending was primarily a result of the significant decline in oil and gas prices (principally oil prices) during 1998. For over thirty years, TGC has successfully served the geophysical industry. The Company is continuing to obtain contracts for work but at lower prices than in 1998. As a result of this reduced activity the first half of 1999 will not compare favorably with 1998. Company management has activated expense reduction and cost containment programs to remain highly competitive through this period of reduced industry activity. Management is aggressively pursuing contract opportunities and believes that a recovery in the price of oil and gas in the second half of 1999 would not have a significant upward effect on 1999 results, but it could stop further deterioration and constitute a clear indication of better prospects for 2000 and 2001.

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

At December 31, 1998, the Company had net operating loss carry forwards of approximately $3,600,000 available to offset future taxable income, which expires at various dates through 2013.

Discontinued Operations

During June 1996, the Board of Directors approved the spin-off of Chase Packaging Corporation ("Chase"), whereby all of the shares of Chase would be distributed as a stock dividend to the shareholders of TGC common stock and, on an as if converted basis, TGC preferred stock, effective July 31, 1996. The date of the distribution of Chase's stock was March 7, 1997. The spin-off distribution of Chase to TGC stockholders reduced stockholders' equity by $103,976, which represents the book value of the net assets of Chase as of March 7, 1997. In addition, on March 18, 1997, TGC sold the Portland, Oregon manufacturing facility of Chase for approximately $2,400,000, and applied such proceeds in satisfaction of the mortgage indebtedness with respect to such facility and in satisfaction of a debt obligation owing by TGC to Chase to pay to Chase any such proceeds in excess of the amount of the mortgage indebtedness.

Financial Condition

      Cash of $2,259,490 was provided by operations for the twelve months ended December 31, 1998, compared with cash provided by continuing operations of $2,426,320 for the same period of the prior year. The funds generated in 1998 were primarily attributable to net earnings before non-cash depreciation and amortization charges. Cash used in investing activities for 1998 was primarily for additions to equipment for geophysical field operations. In addition, during 1998, the Company financed the acquisition of geophysical
equipment through notes payable in the amount of $778,131.   Cash used in
financing activities were primarily for the payment of principal payments on debt obligations in the amount of $1,386,194.

Working capital deficit decreased $1,377,166 to $870,721 from the December 31, 1997, balance of $2,247,887, primarily as a result of a decrease in billings in excess of costs and estimated earnings on uncompleted contracts and trade accounts payable. The Company's current ratio increased to .72 to
1.0 at December 31, 1998, compared to .57 to 1.0 at December 31, 1997. Stockholders' equity increased to $5,127,856 at December 31, 1998, from the December 31, 1997, of $3,729,993 due primarily to the net earnings of the Company.

During the fourth quarter of 1998, the Company renewed its revolving bank line of credit with a major bank in an amount of up to $1,000,000. The line of credit bears interest at prime plus 1.5%, is collateralized by equipment and accounts receivable and requires the maintenance of certain financial ratios.

The Company began preparation for the year 2000 issues during 1996. In late 1996, TGC upgraded and replaced its accounting software. In addition, TGC installed a small personal computer network. The cost of these additions, which are year 2000 compliant, was approximately $15,000. TGC uses an outside source for its payroll services and has been assured by this vendor that its software is year 2000 compliant. TGC will need to make a few additional hardware upgrades in order for the total system to be year 2000 compliant. These upgrades will be completed by September 30, 1999, at which time the Company will be fully year 2000 compliant. The cost of these upgrades will be approximately $2,000.

The Company anticipates that available funds, together with anticipated cash flows generated from future operations and amounts available under its revolving line of credit will be sufficient to meet the Company's cash needs during 1999, so long as one of the Company's two crews is employed, of which there is no assurance.




ITEM 7.     FINANCIAL STATEMENTS.

                            Financial Statements

                         December 31, 1998 and 1997

                                  CONTENTS

Report of Independent Certified Public Accountants          p. 11

Financial Statements
Balance Sheets                                              p. 12
Statements of Earnings                                      p. 14
Statement of Stockholders' Equity                           p. 15
Statements of Cash Flows                                    p. 17
Notes to Financial Statements                               p. 19

















              Report of Independent Certified Public Accountants



Board of Directors and Stockholders
TGC Industries, Inc.


We have audited the accompanying balance sheets of TGC Industries, Inc. as of December 31, 1998 and 1997, and the related statements of earnings, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TGC Industries, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP


Dallas, Texas
February 5, 1999























                               TGC Industries, Inc.

                                  BALANCE SHEETS

                                    December 31,



             ASSETS                                 1998             1997
                                                  ________         ________

CURRENT ASSETS
   Cash and cash equivalents                       $702,999        $120,535
   Trade accounts receivable                      1,113,185       2,501,882
   Costs and estimated earnings in excess
         of billings on uncompleted contracts       144,972            -
   Prepaid expenses and other                       126,419         134,629
   Deferred income taxes                            202,000         170,000
                                                  _________      __________
         Total current assets                     2,289,575       2,927,046

PROPERTY AND EQUIPMENT - at cost
   Machinery and equipment                       10,836,839       9,876,691
   Automobiles and trucks                           706,810         672,515
   Furniture and fixtures                           317,167         317,167
   Other                                             18,144            -
                                                 __________      __________
                                                 11,878,960      10,866,373
      Less accumulated depreciation
      and amortization                           (4,903,212)     (3,258,778)
                                                  _________      __________
                                                  6,975,748       7,607,595

OTHER ASSETS                                            963          35,232
                                                  _________      __________
                                                 $9,266,286     $10,569,873
                                                  =========      ==========

















                                 TGC Industries, Inc.

                              BALANCE SHEETS - CONTINUED

                                      December 31,


   LIABILITIES AND STOCKHOLDERS' EQUITY             1998             1997
                                                  _________      __________
CURRENT LIABILITIES
   Line of credit                                  $290,000      $     -
   Trade accounts payable                           576,305       1,410,668
   Accrued liabilities                              332,717         213,667
   Federal income taxes payable                      25,191            -
   Billings in excess of costs and estimated
      earnings on uncompleted contracts             532,446       2,225,711
   Current maturities of long-term obligations    1,403,637       1,324,887
                                                  _________      __________
         Total current liabilities                3,160,296       5,174,933

LONG-TERM OBLIGATIONS, less current maturities      978,134       1,664,947

COMMITMENTS                                            -              -

STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value;
      4,000,000 shares authorized;
      1,129,350 shares issued and
      outstanding in 1998 and 1997                1,129,350       1,129,350
   Common stock, $.30 par value; 25,000,000
      shares authorized; 2,203,940 and
      2,190,439 shares issued in 1998
      and 1997, respectively                        661,182         657,132
   Additional paid-in capital                     4,939,344       5,377,133
   Accumulated deficit                           (1,386,706)     (3,218,308)
   Treasury stock, at cost
      (31,944 shares in 1998
      and 1997)                                    (215,314)       (215,314)
                                                  _________      __________
                                                  5,127,856       3,729,993
                                                  _________      __________
                                                 $9,266,286     $10,569,873
                                                  =========      ==========







         The accompanying notes are an integral part of these statements.







                                 TGC Industries, Inc.

                                STATEMENTS OF EARNINGS

                               Years ended December 31,



                                                    1998            1997
                                                  _________      __________
Revenue                                         $17,073,506     $16,307,577

Cost and expenses
   Cost of services                              13,818,972      14,048,852
   Selling, general and administrative            1,160,228         920,528
   Interest expense                                 261,480         202,158
                                                  _________      __________
                                                 15,240,680      15,171,538

         Income from operations
         before income taxes                      1,832,826       1,136,039

Income tax expense (benefit)
   Current                                           33,224            -
   Deferred                                         (32,000)       (170,000)
                                                  _________      __________
                                                      1,224        (170,000)
                                                  _________      __________
         Net earnings                             1,831,602       1,306,039

Less dividend requirements on preferred stock      (451,740)       (455,640)
                                                   __________     __________

         Earnings allocable to
         common stockholders                     $1,379,862        $850,399
                                                  =========         =======

Earnings per common share
   Basic                                               $.64            $.40
   Diluted                                             $.38            $.27

Weighted average number of common shares
   Basic                                           2,166,503      2,118,935
   Diluted                                         4,789,015      4,888,973






         The accompanying notes are an integral part of these statements.


                                        TGC Industries, Inc.

                                  STATEMENT OF STOCKHOLDERS' EQUITY

                      Preferred Stock    Common Stock     Additional
                     ________________   ________________   paid-in   Accumulated   Treasury
                     Shares    Amount   Shares    Amount   capital     deficit      stock      Total

Balances January 1,
1997, as
previously
reported          1,150,350 $1,150,350 6,338,652 $633,865 $5,932,960 $(4,524,347) $(175,522) $3,017,306

One-for-three
reverse
split of
common stock           -          -   (4,225,768)    -          -           -          -           -
                  _________   ________ _________   _______  ________    ________    ________   ________

Balances at
January 1, 1997,
as adjusted       1,150,350  1,150,350 2,112,884  633,865  5,932,960  (4,524,347)  (175,522)  3,017,306

Conversion of
preferred stock     (21,000)   (21,000)   46,666   14,000      7,000        -          -           -

Exercise of
stock options          -          -       30,889    9,267     30,525        -       (39,792)       -

Spin-off of Chase
Packaging Corporation  -          -         -        -      (103,976)       -          -       (103,976)

Expenses associated
with private placement -          -         -        -       (33,736)       -          -        (33,736)

Cash dividends
on preferred stock
($.40 per share)       -          -         -        -      (455,640)       -          -       (455,640)

Net earnings           -          -         -        -          -      1,306,039       -      1,306,039
                  _________  _________ ________   _______  _________   _________    _______   _________
Balances at
December 31,
1997              1,129,350  1,129,350 2,190,439  657,132  5,377,133  (3,218,308)  (215,314)  3,729,993

Issuance of
stock warrants         -          -         -        -         2,813        -          -          2,813

Exercise of
stock options
and warrants           -          -       13,501    4,050     11,138        -          -         15,188

Cash dividends
on preferred stock
($.40 per share)       -          -         -        -      (451,740)       -          -       (451,740)

Net earnings           -          -         -        -          -      1,831,602       -      1,831,602
                  _________  _________ ________   _______  _________   _________    _______   _________
Balances at
December 31,
1998              1,129,350 $1,129,350 2,203,940 $661,182 $4,939,344 $(1,386,706) $(215,314) $5,127,856
                  =========  ========= =========  =======  =========   =========    =======   =========











              The accompanying notes are an integral part of these statements.












                       TGC Industries, Inc.

                    STATEMENTS OF CASH FLOWS

                    Years ended December 31,

                                                    1998            1997
                                                  _________      __________

Cash flows from operating activities
   Net earnings                                  $1,831,602      $1,306,039
   Adjustments to reconcile net earnings to net
      cash provided by operating activities
         Depreciation and amortization            1,778,454       1,425,817
         Loss (gain) on disposal of
            property and equipment                    4,487        (126,088)
         Deferred income taxes                      (32,000)       (170,000)
   Changes in operating assets and liabilities
      Trade accounts receivable                   1,388,697      (1,743,689)
      Billings in excess of costs and estimated
         earnings on uncompleted contracts       (1,838,237)      1,721,306
      Prepaid expenses                                8,210          71,127
      Other assets                                   34,269          (3,840)
      Accounts payable                             (834,363)        (73,160)
      Accrued liabilities                          (106,820)         18,808
      Federal income taxes payable                   25,191            -
                                                  _________      __________
            Net cash provided by
            operating activities                  2,259,490       2,426,320

Cash flows from investing activities
   Capital expenditures                            (376,363)     (1,685,162)
   Proceeds from sale of property and equipment       3,400         213,927
                                                  _________      __________
            Net cash used in investing activities  (372,963)     (1,471,235)

Cash flows from financing activities
   Dividends paid                                  (225,870)       (685,710)
   Net borrowings under line of credit              290,000            -
   Proceeds from issuance of debt                      -            181,000
   Principal payments of debt obligations        (1,386,194)       (951,384)
   Other                                             18,001         (33,736)
                                                  _________      __________
            Net cash used in financing activities(1,304,063)     (1,489,830)
                                                  _________      __________
            Net increase (decrease) in cash
            and cash equivalents                    582,464        (534,745)

Cash and cash equivalents at beginning of year      120,535         655,280
                                                    _______         _______
Cash and cash equivalents at end of year           $702,999        $120,535
                                                    =======         =======







                           TGC Industries, Inc.

                     STATEMENTS OF CASH FLOWS -  CONTINUED

                         Years ended December 31,

                                                    1998            1997
                                                  _________      __________

Supplemental cash flow information
   Interest paid                                   $247,931        $201,934
   Income taxes paid                               $  8,033        $   -

Noncash investing and financing activities

   During 1997, the Company received 4,675 and 3,583 shares of common stock, respectively, as payments for the exercise of options. The Company included these shares as treasury stock at the fair market value of the Company's common stock on the dates of the transactions.

   During 1997, the Company financed the acquisition of equipment through a note payable and capital leases in the amounts of $1,366,029 and $876,656, respectively.

   During 1997, the Company sold a manufacturing facility of its former wholly-owned Subsidiary, Chase Packaging Corporation (Chase). All proceeds were contributed to New Chase (Note C).

   During 1997, the Company spun-off New Chase (Note C) resulting in a stock dividend to TGCstockholders amounting to $103,976.

   During 1997, holders of 21,000 shares of convertible exchangeable preferred stock converted these shares into 46,666 shares of the Company's common stock.

   During 1998, the Company financed the acquisition of equipment through notes payable of $778,131.











         The accompanying notes are an integral part of these statements.


























                            TGC Industries, Inc.

                        NOTES TO FINANCIAL STATEMENTS

                         December 31, 1998 and 1997



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

   Property and Equipment

   Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the individual assets.

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


















                            TGC Industries, Inc.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         December 31, 1998 and 1997

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   Earnings Per Share

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


NOTE C - REORGANIZATION PLAN

   In May 1996, a formal plan was adopted to reorganize TGC and its former wholly-owned subsidiary. Pursuant to the plan, TGC liquidated the subsidiary, Chase Packaging Corporation (Old Chase), with TGC receiving all of Old Chase's properties and liabilities in cancellation of the Old Chase stock held by TGC. TGC formed a new wholly-owned subsidiary, New Chase Corporation (New Chase), and subsequently changed the name to Chase Packaging Corporation. TGC transferred all of the properties and liabilities received in the liquidation of Old Chase to New Chase, except TGC retained the manufacturing facility of Old Chase located in Portland, Oregon. On March 18, 1997, TGC sold the facility for proceeds of approximately $2,400,000. TGC applied such proceeds in satisfaction of the mortgage indebtedness with respect to such facility and in satisfaction of a debt obligation owing by TGC to New Chase to pay to New Chase any such proceeds in excess of the amount of the mortgage indebtedness.


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


















                            TGC Industries, Inc.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         December 31, 1998 and 1997

NOTE D - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

   The components of uncompleted contracts are as follows:

                                                        December 31,
                                                    1998            1997
                                                  _________      __________

     Costs incurred on uncompleted contracts
       and estimated earnings                    $1,511,088      $3,488,065
     Less billings to date                        1,898,562       5,713,776
                                                  _________       _________
                                                 $ (387,474)    $(2,225,711)
                                                  =========       =========

   These components are included in the accompanying balance sheet under the following captions:

                                                        December 31,
                                                    1998            1997
                                                  _________      __________

     Costs and estimated earnings in excess of
       billings on uncompleted contracts           $144,972      $     -
     Billings in excess of costs and estimated
       earnings on uncompleted contracts           (532,446)     (2,225,771)
                                                   ________       _________
                                                  $(387,474)     $2,225,711)
                                                    =======       =========

NOTE E - ACCRUED LIABILITIES

   Accrued liabilities consist of the following:
                                                        December 31,
                                                    1998            1997
                                                  _________      __________

      Compensation and payroll taxes                $39,800        $137,751
      Dividends payable                             225,870            -
      Insurance                                      26,686           8,424
      Other                                          40,361          67,492
                                                    _______         _______
                                                   $332,717        $213,667
                                                    =======         =======











                            TGC Industries, Inc.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         December 31, 1998 and 1997

NOTE F - DEBT

Long-term obligations consist of the following:

                                                        December 31,
                                                    1998            1997
                                                  _________      __________

Note payable, interest at 4%, due in monthly
   installments of $552 including interest;
   collateralized by equipment and accounts
   receivable                                      $110,452        $112,480

Note payable, interest at 4%, due in monthly
   installments of $1,130 including interest;
   collateralized by equipment and accounts
   receivable                                        52,357          63,288

Notes payable to a finance company, interest
   at 11%, due in monthly installments of
   $41,367 including interest; collateralized
   by equipment                                     786,957       1,173,393

Note payable to a bank, interest at 9.83%, due
   in monthly installments of $22,959 including
   interest; collateralized by equipment and
   accounts receivable                              264,360         498,384

Note payable to a finance company, interest
   at 9.5%, due in monthly installments of
   $4,638 including interest; collateralized
   by equipment                                     127,107            -

Note payable to a finance company, interest
   at 8.7%, due in monthly installments of
   $4,579 including interest; collateralized
   by equipment                                     133,887            -

Note payable to a finance company, interest
   at 8.8%, due in monthly installments of
   $4,575 including interest; collateralized
   by equipment                                     144,788            -










                            TGC Industries, Inc.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         December 31, 1998 and 1997

NOTE F - DEBT - Continued

                                                        December 31,
                                                    1998            1997
                                                  _________      __________

Note payable to a finance company, interest
   at 9.4%, due in monthly installments of
   $10,968 including interest, collateralized
   by equipment                                     309,436            -

Capital lease obligations                           452,427       1,142,289
                                                  _________       _________

                                                  2,381,771       2,989,834
   Less current maturities                        1,403,637       1,324,887
                                                  _________       _________
                                                   $978,134      $1,664,947
                                                    =======       =========

   At December 31, 1998, the Company had $290,000 outstanding under a revolving $1,000,000 bank line of credit which matures during November 1999. The line of credit bears interest at prime (7.75% at December 31, 1998), plus 1.5%, and is collateralized by equipment and accounts receivable.

   Some of the above notes have restrictive covenants which, among other things, require the maintenance of certain financial ratios.

   Capital Lease Obligations

   The Company has entered into lease agreements which have been accounted for as capital leases. Outstanding leases at December 31, 1998 have terms ranging from 24 to 36 months. The leases mature from April 1999 through October 1999, with interest rates ranging from 10% to 13%. Some of these leases contain purchase options.

















                            TGC Industries, Inc.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         December 31, 1998 and 1997

NOTE F - DEBT - Continued

   Aggregate maturities of long-term obligations at December 31, 1998 are as follows:

                                                       Capital
    Year ending                             Notes       lease
    December 31,                           payable   obligations     Total
    ____________                           _______   ___________   _________

      1999                                $951,210     $469,116   $1,420,326
      2000                                 634,717         -         634,717
      2001                                 223,116         -         223,116
      2002                                  15,475         -          15,475
      2003                                   5,854         -           5,854
      Thereafter                            98,972         -          98,972
                                         _________      _______    _________

                                         1,929,344      469,116    2,398,460
         Less amounts representing
           interest                           -         (16,689)     (16,689)
                                         _________      _______    _________
                                        $1,929,344     $452,427   $2,381,771
                                         =========      =======    =========

   The following is a schedule of property under capital leases:

                                                        December 31,
                                                    1998            1997
                                                  _________      __________

      Machinery and equipment                    $1,732,066      $1,732,066
         Less accumulated depreciation              463,552         216,114
                                                  _________       _________
                                                 $1,268,514      $1,515,952
                                                  =========       =========

   The fair value of debt obligations is estimated using discounted cash flows based on the Company's incremental borrowing rate for similar types of borrowings. A comparison of the carrying value and fair value of these instruments is as follows:

                                                        December 31,
                                                    1998            1997
                                                  _________      __________

      Carrying value                             $2,671,771      $2,989,834
      Fair value                                 $2,602,828      $2,897,020






                           TGC Industries, Inc.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         December 31, 1998 and 1997

NOTE G - STOCKHOLDERS' EQUITY

   Common Stock Split

   On November 5, 1998, the Board of Directors declared a one-for-three reverse stock split on the Company's common stock. Common stock as of January 1, 1997 has been restated to reflect this reverse split. All references to number of shares, except shares authorized, and to per share information in the financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

   Earnings Per Share

   A reconciliation of the numerators and denominators of the basic earnings per common share and diluted earnings per common share for the year ended December 31, 1998 is as follows:

                                                                   Per share
                                                Income     Shares    amount
                                                ______     ______  _________

     Net earnings                            $1,831,602
       Less dividend requirements on
          preferred stock                      (451,740)
                                              _________
     Basic earnings per common share
       Income allocable to
          common stockholders                 1,379,862    2,166,503   $.64
                                                                        ===
     Effect of dilutive securities
       Stock options                                           3,592
       Warrants                                              109,253
       Convertible preferred stock              451,740    2,509,667
                                                _______    _________
     Diluted earnings per common share
       Income available to common
          stockholders plus assumed
          conversions                        $1,831,602    4,789,015   $.38
                                              =========    =========    ===












                            TGC Industries, Inc.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         December 31, 1998 and 1997

NOTE G - STOCKHOLDERS' EQUITY - Continued

   A reconciliation of the numerators and denominators of the basic earnings per common share and diluted earnings per common share for the year ended December 31, 1997 is as follows:

                                                                   Per share
                                                Income     Shares    amount
                                                ______     ______  _________

     Net earnings                           $1,306,039
       Less dividend requirements
         on preferred stock                   (455,640)
                                             _________
     Basic earnings per common share
       Income allocable to common
         stockholders                          850,399    2,118,935    $.40
                                                                        ===
     Effect of dilutive securities
       Stock options                                         41,405
       Warrants                                             187,230
       Convertible preferred stock             455,640    2,541,403
                                               _______    _________
     Diluted earnings per common share
       Income available to common
          stockholders plus assumed
          conversions                        $1,306,039   4,888,973    $.27
                                              =========   =========     ===

   Stock-Based Compensation Plans

   The Company's 1986 Incentive Stock Option Plan (the "1986 Plan") expired during July 1997. At December 31, 1998, options covering 6,335 shares of the Company's common stock were outstanding under the 1986 Plan. All options were exercisable at December 31, 1998, and will remain outstanding until they are exercised or canceled.
















                            TGC Industries, Inc.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         December 31, 1998 and 1997

NOTE G - STOCKHOLDERS' EQUITY - Continued

   The Company currently has in effect a 1993 Stock Option Plan (the "1993 Plan") covering a total of 283,334 shares of the Company's common stock, and options must be granted at prices not less than the market price at the date of grant. Options granted under the 1993 Plan must be exercised within five years from the date of grant. Options covering 60,005 shares are exercisable as follows: (i) one-third of the shares after the first twelve-month period following the date of grant, (ii) up to two-thirds of the shares after the first twenty-four month period following the date of grant, and (iii) all of the shares of stock subject to the option at any time after the first thirty-six month period following the date of grant. Options covering 35,000 shares are exercisable as follows: (i) one-third of the shares on January 1, 1999, and (ii) all of the shares after January 1, 2000. At December 31, 1998, outstanding options for 43,895 shares were exercisable. Options covering 37,114 shares were available for future grant.

   In conjunction with the spin-off of New Chase, options held by employees of New Chase under the 1993 Plan were converted into a nonqualified plan. Options covering 53,058 shares are exercisable as follows: (i) 45,279 shares at date of grant, (ii) 3,890 shares after 18 months following the date of grant, and (iii) 3,889 after 30 months following the date of grant. At December 31, 1998, outstanding options for 49,168 shares were exercisable.

   The Company has adopted only the disclosure provisions of SFAS 123. The Company will continue to apply APB 25 and related interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock grants been determined consistent with SFAS 123, the Company's net earnings and net earnings per common share for 1998 and 1997 would approximate the pro forma amounts indicated below:

                                       1998                   1997
                             As reported  Pro forma  As reported Pro forma

    Net earnings              $1,831,602  $1,780,453 $1,306,039  $1,221,249
                               =========   =========  =========   =========
    Net earnings allocable to
      common stockholders     $1,379,862  $1,362,475   $850,399    $765,609
                               =========   =========  =========   =========
    Earnings per common share
      Basic                        $.64       $.63         $.40        $.36
      Diluted                      $.38       $.37         $.27        $.25







                           TGC Industries, Inc.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         December 31, 1998 and 1997

NOTE G - STOCKHOLDERS' EQUITY - Continued

   The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before December 31, 1994. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998: expected volatility of 135%; risk-free interest rate of 5.41%; and expected life of 7 years. The weighted average fair value of options granted during 1998 was $.70. No options were granted during 1997.

   The following table summarizes activity under the Plans:

                                                                  Weighted
                                                Shares under      average
                                                  option       exercise price
                                                ____________   ______________
     Balance at January 1, 1997                     193,389         $2.49
       Granted                                         -              -
       Exercised                                    (30,889)         1.29
       Canceled                                     (37,100)         2.40
                                                     ______
     Balance at December 31, 1997                   125,400          2.79
       Granted                                       35,000          1.00
       Exercised                                     (1,000)         1.13
       Canceled                                      (5,002)         3.00
                                                    _______
     Balance at December 31, 1998                   154,398         $2.39
                                                    =======          ====
     Exercisable at December 31:
       1997                                          85,397         $2.76
       1998                                          99,398         $2.78


















                           TGC Industries, Inc.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         December 31, 1998 and 1997

NOTE G - STOCKHOLDERS' EQUITY - Continued

   The following information applies to options outstanding at December 31, 1998:

                                           Weighted
                                           average
                                           remaining       Weighted
         Range of            Number       contractual      average
       exercise prices     outstanding       life        exercise price
       _______________     ___________    ___________    ______________

        $1.00 - 1.13         41,335           4.6            $1.02
        $2.40 - 2.63         53,058           2.5             2.52
        $3.00 - 4.13         60,005           2.0             3.22
                            _______
                            154,398                          $2.39
                            =======                           ====

   The following information applies to options exercisable at December 31, 1998:

         Range of                Number         Weighted average
       exercise prices        exercisable        exercise price
       _______________        ___________       _________________

         $1.00 - 1.13             6,335                $1.13
         $2.40 - 2.63            49,168                 2.53
         $3.00 - 4.13            43,895                 3.30
                                 ______

                                 99,398                $2.78
                                 ======                 ====

   Stock Warrants

   At December 31, 1998, warrants covering 286,575 were outstanding. Warrants covering 233,240 shares have a strike price of $1.13 per share. Warrants covering 50,001 shares have a strike price of $2.40. Warrants to purchase 3,334 common shares have a strike price of $3.19. All warrants expire on December 31, 2000.











                          TGC Industries, Inc.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         December 31, 1998 and 1997

NOTE G - STOCKHOLDERS' EQUITY - Continued

   Preferred Stock

   During 1996, the Company issued 1,150,350 shares of Series C 8% convertible exchangeable preferred stock at $5.00 per share in a private placement offering with gross proceeds of approximately $5,800,000. The preferred stock is, at the option of the Company, exchangeable into 8% subordinated convertible debentures. The preferred stock and debentures are convertible into shares of the Company's common stock at the conversion price of (i) $2.25 per share if exercised by December 31, 2000, (ii) $3.75 per share if exercised from January 1, 2001 through December 31, 2001 (iii) $6.00 per share thereafter.

   Dividends

   Holders of the Company's Series C 8% convertible exchangeable preferred stock will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8% per annum. The dividends are payable semi-annually during January and July of each year.


NOTE H - INCOME TAXES

   The income tax provision (benefit) reconciled to the tax computed at the statutory Federal rate is as follows:

                                                         Years ended
                                                         December 31
                                                    1998            1997
                                                  _________      __________


     Federal tax expense at statutory rate         $623,161       $386,253
     Meals and entertainment                          4,100          7,135
     Other                                            9,548        (77,240)
     Change in valuation allowance                 (635,585)      (486,148)
                                                    _______        _______
                                                     $1,224      $(170,000)
                                                      =====        =======

















                            TGC Industries, Inc.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         December 31, 1998 and 1997


NOTE H - INCOME TAXES - Continued

   Deferred tax assets and liabilities consist of the following:

                                                         Years ended
                                                         December 31
                                                    1998            1997
                                                  _________      __________

     Deferred tax assets
       Net operating loss carryforwards          $1,208,233      $1,575,887
       Other                                         47,864          10,341
     Deferred tax liability
       Property and equipment                      (789,503)       (516,049)
                                                   ________       _________
                                                    466,594       1,070,179
       Less valuation allowance                    (264,594)       (900,179)
                                                   ________       _________

       Net deferred tax asset                      $202,000        $170,000
                                                    =======         =======

   At December 31, 1998, the Company had net operating loss carryforwards of approximately $3,600,000 available to offset future taxable income, which expire at various dates through 2013. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits are more likely than not.


NOTE I - 401(k) PLAN

   The Company has a 401(k) salary deferral plan which covers all employees who have reached the age of 20.5 years and have been employed by the Company for at least one year. The covered employees may elect to have an amount deducted from their wages for investment in a retirement plan. The Company makes contributions to the plan equal to 100% of each participant's salary reduction contributions to the plan up to 4.75% of the participant's compensation. The Company's matching contribution to the plan was approximately $44,000 and $41,000 for the years ended December 31, 1998 and 1997, respectively.




















                            TGC Industries, Inc.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         December 31, 1998 and 1997


NOTE J - CONCENTRATION OF CREDIT RISK

   The Company sells its geophysical services to large oil and gas companies operating in the United States. The Company performs ongoing credit evaluations of its customer's financial condition and, generally, requires no collateral from its customers. At December 31, 1998, two customers accounted for approximately 99% of accounts receivable. Three customers accounted for approximately 85% of accounts receivable at December 31, 1997.

   During 1998, three customers accounted for 24%, 22%, and 17% of the revenues of the Company, respectively. During 1997, two customers accounted for 31% and 28% of the revenues of the Company, respectively.


NOTE K - CONTINGENCIES

   In conducting its activities, the Company from time to time is the subject of various claims arising from the ordinary course of business. In the opinion of management, the ultimate resolution of such claims is not expected to have a material adverse effect upon the financial position of the Company.





























ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not Applicable.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

                   3.2 Certificate of Amendment to the Company's Restated Articles of Incorporation, as of July 5, 1988, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference


                   3.3 Restated Articles of Incorporation (with amendment) as of November 6, 1998.

                   3.4 First Amended Bylaws of the Company as amended, filed as Exhibit 3.2 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

                   3.5 Amendment to the Company's First Amended Bylaws as adopted by the Board of Directors on March 7, 1988, filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

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

                   4.3 Statement of Resolution Regarding Series C 8% Convertible Exchangeable Preferred Stock of TGC Industries, Inc. as filed with the Secretary of State of Texas on December 30, 1998.

                   4.4 Form of Debenture Agreement and Debenture for 8% Subordinated Convertible Debentures, Series A, filed as Exhibit 4.2 to the Company's Registration Statement on Form SB-2 (Registration No. 333-12269), as amended, filed with the Commission and incorporated herein by reference.

                   4.5 Form of Warrant Agreement dated July 28, 1995, as amended, and Warrant, filed as Exhibit 4.3 to the Company's Registration Statement on Form SB-2 (Registration No. 333-12269), as amended, filed with the Commission and incorporated herein by reference.

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

                 10.6 Agreement for Geophysical Services dated May 19, 1992, between DLB Oil & Gas, Inc. and the Company together with a form of Supplementary Agreement thereto filed as Exhibit 10.9 to the Company's Registration Statement on Form S-2 (Registration No. 33-73216), filed with the Commission and incorporated herein by reference.

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

             TGC INDUSTRIES, INC.

Date:  March 26, 1999                    /s/ Wayne A. Whitener
                                  By:
                                         Wayne A. Whitener

                                         President(Principal Executive
                                         Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 26, 1999             By:    /s/ Allen T. McInnes
                                         Allen T. McInnes
                                         Chairman of the Board
                                         and Secretary

Date:  March 26, 1999             By:    /s/ Edward L. Flynn
                                         Edward L. Flynn
                                         Director

Date:  March 26, 1999             By:    /s/ Wayne A. Whitener
                                         Wayne A. Whitener
                                         President, Chief Executive Officer
                                         and Director

Date:  March 26, 1999             By:    /s/ Kenneth Uselton
                                         Kenneth Uselton
                                         (Principal Financial and
                                         Accounting Officer)

Date:  March 26, 1999             By:    /s/ William J. Barrett
                                         William J. Barrett
                                         Director

Date:  March 26, 1999             By:    /s/ Herbert M. Gardner
                                         Herbert M. Gardner
                                         Director












EXHIBIT 3.3

                    RESTATED ARTICLES OF INCORPORATION
                             (with amendment)
                                    OF
                           TGC INDUSTRIES, INC.


                                ARTICLE ONE

          TGC INDUSTRIES, INC., pursuant to the provisions of Article 4.07 of the Texas Business Corporation Act, hereby adopts Restated Articles of Incorporation which accurately copy the Articles of Incorporation and all amendments thereto that are in effect to date and as further amended by such Restated Articles of Incorporation as hereinafter set forth and which contain no other change in any provision thereof.

                                ARTICLE TWO

          The Articles of Incorporation of the Corporation are amended by the Restated Articles of Incorporation as follows:

          A. Article 4 is amended by adding new Article 4.c. to read as follows:

            4.c. Reverse Stock Split. Upon the filing of this amendment with the Secretary of State of Texas, and effective as of 5:00 p.m. Central Standard Time, on the date of filing(referred to herein as "Effective Time"), every three shares of the Common Stock, par value $.10, issued and outstanding as of the Effective Time shall automatically, and without action on the part of the stockholders, be converted and combined into one validly issued, fully paid and non-assessable share of Common Stock, par value $.30, (the "Reverse Split"). In the case of a holder of shares not evenly divisible by three, such holders shall receive in lieu of any fraction of a share, an additional share of Common Stock. As of the Effective Time and thereafter, a certificate(s) representing shares of Common Stock prior to the Reverse Split shall be deemed to represent the number of new shares into which the old shares are convertible.

                               ARTICLE THREE

          Each such amendment made by these Restated Articles of Incorporation has been effected in conformity with the provisions of the Texas Business Corporation Act, and each such amendment made by the Restated Articles of Incorporation was duly adopted by the shareholders of the Corporation on the 5th day of November, 1998.

                               ARTICLE FOUR

          The number of shares of the Corporation outstanding at the time of such adoption was 7,630,335; and the number of shares entitled to vote thereon was 7,630,335.

          The designation and number of outstanding shares of each class or series entitled to vote thereon as a class were as follows:

                                              Number of Shares Outstanding
          Class or Series                       and Entitled to Vote


          Common Stock                           6,500,985



                               ARTICLE FIVE

          The number of shares voted for such amendment was 6,207,764 and the number of shares voted against such amendment was 168,348.


                           Number of Shares Voted
          Class or Series              For            Against


          Common Stock                 5,597,721       168,148


                               ARTICLE SIX

          These Restated Articles of Incorporation provide for an exchange of issued shares of the corporation's Common Stock in the manner of a reverse stock split which is effected as follows: On the effective date of the Restated Articles of Incorporation each three shares of issued and outstanding Common Stock, par value $.10, will be changed into one share of Common Stock, par value $.30. No certificates or scrip representing fractional shares of Common Stock will be issued as a result of the reverse
stock split.   Rather, each fractional share interest shall be rounded up to the next whole share.


                              ARTICLE SEVEN

          The Articles of Incorporation and all amendments and supplements thereto are hereby superseded by the following Restated Articles of Incorporation which accurately copy the entire text thereof and as amended as above set forth:

          1.    Name.  The name of the Corporation is TGC INDUSTRIES, INC.

          2.    Duration. The period of its duration is perpetual.

          3. Purposes. The Corporation is being organized under the Texas Business Corporation Act for the purpose of carrying out any lawful purpose or purposes.

          4. Shares. The Corporation may issue two classes of shares as follows:

          a. Common Stock. The aggregate number of shares of Common Stock which the Corporation may issue is 25,000,000 shares, each having a par value of $.30. The shares shall be designated as Common Stock and shall have identical rights and privileges in every respect.

          b. Preferred Stock. The aggregate number of shares of Preferred Stock which the Corporation may issue is 4,000,000, each having a par value of $1.00. The Preferred Stock authorized by these Restated Articles of Incorporation may be issued from time to time in series. The shares of each series shall be subject not only to the provisions of this Article 4b which is applicable to all series of preferred shares, but also to the additional provisions with respect to such series as are fixed from time to time by the Board of Directors. All preferred shares of each series shall be identical and of equal rank, except as may be modified by the Board of Directors. Each share of each series shall be identical in all respects with the other shares of such series, except as to the date from which dividends thereon shall be cumulative in the event the Board designates any such series to be cumulative preferred. The Board of Directors is hereby authorized and required to fix, in the manner and to the full extent provided and permitted by law, all provisions of the shares of each series not otherwise set forth in these Articles, including, but not limited to:

          (1) Designation of Series-Number of Shares. The distinctive designation of each series and the number of shares constituting such series, which number may be increased (except where otherwise provided by the Board of Directors in its resolution creating such series) or decreased (but not below the number of shares thereof then outstanding) from time to time by resolution of the Board of Directors;

          (2) Dividend Rates and Rights. The annual rate and frequency of payment of dividends payable on the shares of all series and the dividend rights applicable thereto, including, in the event of Cumulative Preferred Stock, the date from which dividends shall be cumulative on all shares of any series issued prior to the record date for the first dividend on shares of such series;

          (3) Redemption. The rights, if any, of the Corporation to redeem; the terms and conditions of redemption; and the redemption price or prices, if any, for the shares of each, any, or all series;

          (4) Sinking Fund. The obligation, if any, of the Corporation to maintain a sinking fund for the periodic redemption of shares of any series and to apply the sinking fund to the redemption of such shares;

          (5) Voluntary Liquidation Preferences. The amount payable on shares of each series in the event of any voluntary liquidation, dissolution, or winding up of the affairs of the Corporation;

          (6) Conversion Rights. The rights, if any, of the holders of shares of each series to convert such shares into the Corporation's Common Stock and the terms and conditions of such conversion; and

          (7) Voting Rights. The voting rights, if any, of the holders of the shares of each series, and any other preferences, and relative, participating, optional, or other special rights, and any qualifications, limitations, or restrictions thereof.

          c. Reverse Stock Split. Upon the filing of this amendment with the Secretary of State of Texas, and effective as of 5:00 p.m. Central Standard Time, on the date of filing (referred to herein as "Effective Time"), every three shares of the Common Stock, par value $.10, issued and outstanding as of the Effective Time shall automatically, and without action on the part of the stockholders, be converted and combined into one validly issued, fully paid and non-assessable share of Common Stock, par value $.30, (the "Reverse Split"). In the case of a holder of shares not evenly divisible by three, such holders shall receive in lieu of any fraction of a share, an additional share of Common Stock. As of the Effective Time and thereafter, a certificate(s) representing shares of Common Stock prior to the Reverse Split shall be deemed to represent the number of new shares into which the old shares are convertible.

          5. Commencement of Business. The corporation will not commence business until it has received for the issuance of its shares consideration having a minimum value of ONE THOUSAND AND N0/100 DOLLARS ($1,000.00) and consisting only of labor done or money or property actually received.

          6. No preemptive Rights. No shareholder or other person may have any preemptive rights.

          7.    Special Provisions Permitted To Be Set Forth In Articles of
Incorporation:

                    a.  Interested Directors, Officers, and Shareholders.

                     (1) If paragraph (2) below is satisfied, no contract or transaction between the corporation and one or more of its directors or officers, or between the corporation and any other corporation, partnership, association or other organization in which one or more of the corporation's directors or officers are directors or officers or have a financial interest, shall be void or voidable solely for this reason, solely because the director or officer is present at or participates in the meeting of the Board of Directors or committee thereof which authorizes the contract or transaction, or solely because his or their votes are counted for such purpose.

                     (2)  Paragraph (1) above will apply only if:

                           (a) The contract or transaction is fair as to the
corporation as of the time it is authorized, approved, or ratified by the Board of Directors, a committee of the board, or the shareholders;

                          (b) The material facts as to the relationship or
interest of the director or officer and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the Board or committee in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or

                             (c) The material facts as to the relationship or
interest of the director or officer and as to the contract or transaction are disclosed or are known to the shareholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by a vote of the shareholders.

          (3) For purposes of paragraphs (1) and (2) above, common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee which authorizes the contract or transaction.

          b.    Indemnification.

          (1) The corporation shall indemnify, to the extent provided in the following paragraphs, any person who is or was a director, officer, agent, or employee of the corporation and any person who serves or served at the corporation's request as a director, officer, agent, employee, partner, or trustee of another corporation or of a partnership, joint venture, trust, or other enterprise. In the event the provisions of indemnification set forth below are more restrictive than the provisions of indemnification allowed by
Article 2.02-1 of the Texas Business Corporation Act, then such persons named above shall be indemnified to the full extent permitted by Article 2.02-1 of the Texas Business Corporation Act as it may exist from time to time.

          (2) In case of a suit by or in the right of the corporation against a person named in paragraph (1) above by reason of such person's holding a position named in such paragraph (1) hereafter referred to as a derivative suit, the corporation shall indemnify such person for reasonable expenses actually incurred by such person in connection with the defense or settlement of the suit, but only if such person satisfies the standard in paragraph (4) to follow.

          (3) In case of a threatened or pending suit, action, or proceeding (whether civil, criminal, administrative, or investigative), other than a derivative suit, hereafter referred to as a non-derivative suit, against a person named in paragraph (1) above by reason of such person's holding a position named in such paragraph (1), the corporation shall indemnify such person if such person satisfies the standard contained in paragraph (4), for amounts actually and reasonably incurred by such person in connection with the defense or settlement of the non-derivative suit as expenses (including court costs and attorneys' fees), amounts paid in settlement, judgments, and fines.

          (4) Whether in the nature of a derivative suit or non-derivative suit, a person named in Paragraph (1) above will be indemnified only if it is determined in accordance with paragraph (5) above that such person:

          (a) acted in good faith in the transaction which is the subject of the suit;

          (b)   reasonably believed:

                   (i) his conduct was in the best interests of the corporation; and

                   (ii) in all other cases, that his conduct was not opposed to the best interests of the corporation; and

          (c) in the case of any criminal proceeding, had no reasonable cause to believe his conduct was unlawful.

The termination of a proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent will not, of itself, create a presumption that this person failed to satisfy the standard contained in this paragraph.

          (5) A determination that the standard of paragraph (4) above has been satisfieon price, as adjusted and readjusted and in effect at any time, being herein
                called the "Conversion Price" or the
                "Conversion Ratio"), into the number of
                fully paid and non-assessable shares of
                Common Stock determined by dividing (x) the $5.00 per share price of the Preferred Stock to be so converted by (y) the Conversion
                Price in effect at the time of such
                conversion. The Conversion Ratios referred to above will be subject to adjustment as set forth in subparagraph 3(g)."

                                   [END]