Form 10KSB/A
period 1998-12-31
TGC INDUSTRIES INC
filed 1999-04-30
CIK 799165

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                  FORM 10-KSB/A

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.           (X)

State issuer's revenues (from continuing operations) for its most recent
fiscal year:                                                     $17,073,506


State the aggregate market value of the voting stock (Common Stock and Series C Preferred Stock) held by non-affiliates computed by reference to the price
at which the stock was sold on March 18, 1999:                    $3,211,693

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


          Class                    Outstanding at March 18, 1999
_____________________________      ______________________________
Common Stock ($.30 Par Value)                 2,219,822




                     Documents Incorporated by Reference
                     ___________________________________

            Document                       Part of the Form 10-KSB Into Which
                                              the Document is Incorporated

Portions of the Proxy Statement             Items 9 through 12 of Part III
for Annual Meeting of Shareholders
to be held on June 3, 1999




































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


ITEM 7.     FINANCIAL STATEMENTS.

                            Financial Statements

                         December 31, 1998 and 1997

                                  CONTENTS

Report of Independent Certified Public Accountants          p. 13

Financial Statements
Balance Sheets                                              p. 14
Statements of Earnings                                      p. 16
Statement of Stockholders' Equity                           p. 17
Statements of Cash Flows                                    p. 18
Notes to Financial Statements                               p. 20

















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


                 10.9 Amendment No. 1 to the 1993 Stock Option Plan as adopted by the Board of Directors on July 24, 1996.

                 10.10 Amendment No. 2 to the 1993 Stock Option Plan as adopted by the Board of Directors and as approved by Company's Shareholders on June 4, 1998.


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

          (5) A determination that the standard of paragraph (4) above has been satisfied must be made:

     (a) by a majority vote of a quorum consisting of directors who at the time of the vote are not named defendants or respondents in the proceeding; or

     (b) if such quorum cannot be obtained, by a majority vote of a committee of the board of directors, designated to act in the matter by a majority vote of all directors, consisting solely of two or more directors who at the time of the vote are not named defendants or respondents in the proceeding; or

     (c) by special legal counsel selected by the board of directors or a committee of a board by vote as set forth in subparagraphs (a) and (b) above, or, if such quorum cannot be obtained and such committee cannot be established, by a majority vote of all directors; or

     (d) by the shareholders in a vote that excludes the vote of directors who are named defendants or respondents in the proceeding.

     (6) Authorization of indemnification and determination as to reasonableness of expenses must be made in the same manner as the determination that indemnification is permissible, except that if the determination that indemnification is permissible is made by special legal counsel, authorization of indemnification and determination as to reasonableness of expenses must be made in the manner specified by subparagraph (5)(c) above for the selection of special legal counsel.

     (7) The corporation may reimburse or pay in advance any reasonable expenses (including court costs and attorneys' fees) which may become subject to indemnification under paragraphs (1) through (6) above, but only in accordance with the provisions as stated in paragraph (5) above, and only after the person to receive the payment (i) signs a written affirmation of his good faith belief that he has met the standard of conduct necessary for indemnification under paragraph (4), and (ii) undertakes in writing to repay such advances unless it is ultimately determined that such person is entitled to indemnification by the corporation. The written undertaking required by this paragraph must be an unlimited general obligation of the director but need not be secured. It may be accepted without reference to financial ability to make repayment.

     (8) The indemnification provided by paragraphs (1) through (6) above will not be exclusive of any other rights to which a person may be entitled by law, bylaw, agreement, vote of shareholders or disinterested directors, or otherwise.

     (9) Indemnification and advance payment provided by paragraphs (1) through (7) above will continue as to a person who has ceased to hold a position named in paragraph (1) above and will inure to such person's heirs, executors, and administrators.

     (10) The corporation may purchase and maintain insurance on behalf of any person who holds or has held any position named in paragraph (1) above against any liability incurred by such person in any such position, or arising out of such person's status as such, whether or not the corporation would have power to indemnify such person against such liability under paragraphs (1) through (7) above.

     (11) Indemnification payments and advance payments made under paragraphs (1) through (10) above are to be reported in writing to the shareholders of the corporation in the next notice or waiver of notice of annual meeting, or within twelve months, whichever is sooner.

     c. Bylaws. The power to alter, amend, or repeal the Bylaws is hereby vested in the Board of Directors.

     d. Non-Cumulative Voting. Directors are to be elected by plurality vote. Cumulative voting is not permitted.

     e. Purchase Own Stock. The corporation may, directly or indirectly, purchase its own shares to the extent of the aggregate of unrestricted capital surplus available therefor and unrestricted reduction surplus available therefor.

     f.   Supermajority Vote for Business Combinations.

          The affirmative vote of the holders of eighty percent (80%) or more of the issued and outstanding shares of the Corporation at a duly called meeting of the stockholders shall be required for the approval or authorization of (1) any merger or consolidation of the Corporation with or into another corporation or entity, or (2) any sale of all or substantially all of the Corporation's assets to another corporation or entity.

     g.   Consideration of Fairness of Business Combinations.

          The Board of Directors of the Corporation, when evaluating any offer of another party to (1) purchase or otherwise acquire all or substantially all of the properties or assets of the Corporation, (2) merge or consolidate the Corporation with or into another corporation or entity, or (3) make a tender or exchange offer for any equity security of the Corporation, may, in connection with the exercise of its judgment in determining what is in the best interests of the Corporation and its shareholders, give due consideration to all relevant factors, including, without limitation: (a) the fairness of the price or financial terms of the proposal, (b) the relationship of the proposal to the value of the Corporation in a transaction of a similar type resulting from arm's length negotiations; and (c) the social and economic effects of the proposed transaction on the employees, shareholders and other constituents of the Corporation and on the communities in which the Corporation operates or is located.

     h.   Number and Classification of Directors.

          The Board of Directors shall consist of not less than three (3) nor more than nine (9) directors. The number of Directors may be increased or decreased (within the limits stated above) by resolution of the Board of Directors, but no decrease may have the effect of shortening the term of any incumbent director. A director may be removed prior to the end of the term for which he is elected only for cause and by the affirmative vote of the holders of eighty percent (80%) or more of the issued and outstanding shares of the Corporation at a meeting of the stockholders duly called for the consideration of such removal. At any such time as the Board of Directors shall consist of nine (9) directors, the Board of Directors may by resolution classify the Board into three (3) classes, each class to consist of three (3) directors. The term of office of directors of the first class shall expire at the first annual meeting of shareholders after their election, that of the second class shall expire at the second annual meeting after their election, and that of the third class shall expire at the third annual meeting after their election. At each annual meeting after such classification the number of directors equal to the number of the class whose term expires at the time of such meeting shall be elected to hold office until the third succeeding annual meeting.

     i.   Supermajority Vote for Amendment of this Article.

          The provisions set forth in this Article 7 may not be amended, altered, changed or repealed in any respect unless such action is approved by the affirmative vote of the holders of eighty percent (80%) or more of the issued and outstanding shares of the corporation at a meeting of the stockholders duly called for the consideration of such amendment, alteration, change or repeal.

               j.   Limitation of Liability.

          No director of the corporation shall be personally liable to the corporation or its shareholders for monetary damages for an act or omission in the director's capacity as a director, except that this paragraph does not eliminate or limit the liability of a director for (1) breach of a director's duty of loyalty to the corporation, (2) an act or omission not in good faith or that involves intentional misconduct or a knowing violation of the law, (3) a transaction from which a director received an improper benefit, whether or not the benefit resulted from an action taken within the scope of the director's office, (4) an act or omission for which the liability of a director is expressly provided for by statute, or (5) an act related to an unlawful corporate distribution. Neither the amendment nor repeal of this paragraph shall eliminate or reduce the effect of this paragraph in respect of any matter occurring, or any cause of action, suit or claim that, but for this paragraph, would accrue or arise, prior to such amendment or repeal. If the Texas Business Corporation Act or the Texas Miscellaneous Corporation Laws Act is hereinafter amended to authorize corporate action further eliminating or limiting their personal liability of directors, then the liability of a director of the corporation shall be eliminated or limited to the fullest extent permitted by the Texas Business Corporation Act or the Texas Miscellaneous Corporation Laws Act, as so amended from time to time.

     8. Registered Office and Agent. The street address of the Corporation's initial registered office and the name of its initial registered agent at such address are as follows:

          Robert J. Campbell
          1304 Summit Avenue, Suite 2
          Plano, Texas 75074

     9. Directors. The number of directors constituting the present board of directors is five, and the names and addresses of the persons who will serve as directors until the next annual meeting and until their successors are duly elected and qualified are:



     Name                          Address

     William J. Barrett              26 Broadway, Suite 815
                                      New York, New York 10004


     Robert J. Campbell              1304 Summit Ave., Suite 2
                                     Plano, Texas 75074

     Herbert M. Gardner              26 Broadway, Suite 815
                                     New York, New York 10004


     Allen T. McInnes                25025 Interstate 45 North,
                                     Ste 600
                                     Houston, Texas 77380

     Wayne A. Whitener               1304 Summit Ave., Suite 2
                                     Plano, Texas 75074

     10. These Restated Articles of Organization (with amendment) will become effective at 5:00 p.m. on November 6, 1998.


     DATED this 5th day of November, 1998.

                          TGC INDUSTRIES, INC.

                          By:/s/ ROBERT J. CAMPBELL
                            Robert J. Campbell, Vice President
                            of the Board and Chief Executive
                             Officer


























Exhibit 4.3

               Statement of Resolution Regarding
                   Series of Preferred Stock
                               of
                      TGC Industries, Inc.


     Pursuant to the provisions of Article 2.13 of the Texas Business Corporation Act, and the Articles of Incorporation, as amended, of the undersigned Corporation, the Corporation submits the following with respect to its Statement of Resolution Establishing its Series C 8% Convertible Exchangeable Preferred Stock for the purpose of modifying certain terms of the Series C Preferred Stock, which Statement of Resolution was originally filed with the Secretary of State of Texas on July 9, 1996, and was modified by Statements of Resolution filed with the Secretary of State of Texas on July 22, 1998 and December 9, 1998.

     1.   The name of the Corporation is TGC Industries, Inc.; and

     2.   A resolution adopting the Statement of Resolution Regarding Series
C 8% Convertible Exchangeable Preferred Stock is attached as Exhibit "A" hereto and incorporated herein by reference. Such resolution was duly adopted by all necessary action on the part of the Corporation at a special meeting of the Board of Directors of the Corporation held on December 10, 1998.

     Dated December 16, 1998.


                           TGC INDUSTRIES, INC.


                           By: /s/ RICE M. TILLEY, JR.
                               Rice M. Tilley, Jr. Assistant
                               Secretary



















                           EXHIBIT "A"

                STATEMENT OF RESOLUTION REGARDING
     SERIES C 8% CONVERTIBLE EXCHANGEABLE PREFERRED STOCK OF

                       TGC INDUSTRIES, INC.

     Pursuant to the provisions of Article 2.13 of the Texas Business Corporation Act and the Articles of Incorporation, as amended, of TGC Industries, Inc., a Texas corporation (the "Corporation" or the "Company"), the Corporation has adopted the following resolution by all necessary action on the part of the Corporation, at a special meeting of the Board of Directors on December 10, 1998, for the purpose of modifying certain terms of its Series C 8% Convertible Exchangeable Preferred Stock as provided therein:

     RESOLVED, that pursuant to the authority vested in the Board of Directors of the Corporation by Article 4.b of the Corporation's Articles of Incorporation, as amended, the Corporation hereby approves a modification with respect to its Statement of Resolution Establishing Series C 8% Convertible Exchangeable Preferred Stock (the "Preferred Stock"), which Statement of Resolution was originally filed with the Secretary of State of Texas on July 9, 1996, and was modified by a Statements of Resolution filed with the Secretary of State of Texas on July 22, 1998 and December 9, 1998, by adopting the following modification to subparagraph 3(d) thereof to delay the date of the increase of the conversion price of the Preferred Stock from December 31, 1999 until December 31, 2000 and the subsequent date of the increase of the conversion price of the Preferred Stock from December 31, 2000 to December 31, 2001, so that subparagraph 3(d) of such Statement of Resolution shall read in its entirety as set forth below. Except as modified as set forth below, the Statement of Resolution Establishing Series C 8% Convertible Exchangeable Preferred Stock as filed with the Secretary of State on July 9, 1996, shall remain in full force and effect.

                         "(d)      Conversion Ratio.  Each share of
          Preferred Stock may, at the discretion of the holder thereof, be converted into shares of Common Stock of the Corporation at the conversion price per share of
          (i) prior to the close of business on December 31, 2000, the conversion price per share of Common Stock of Two Dollars and Twenty-Five Cents ($2.25), (ii) after December 31, 2000 and prior to the close of business on December 31, 2001, the conversion price per share of Common Stock of Three Dollars and Seventy-Five Cents ($3.75), and (iii) thereafter, the conversion price per share of Common Stock of Six
          Dollars ($6.00), as such conversion price may be adjusted and readjusted from time to time in accordance with subparagraph 3(g) hereof (such conversion price, as adjusted and readjusted and in effect at any time, being herein called the "Conversion Price" or the "Conversion Ratio"), into the number of fully paid and non-assessable shares of Common Stock determined by dividing (x) the $5.00 per share price of the Preferred Stock to be so converted by (y) the Conversion Price in effect at the time of such conversion. The Conversion Ratios referred to above will be subject to adjustment as set forth in subparagraph 3(g)."

                              [END]





EXHIBIT 10.9

                      Amendment No. 1
              to the 1993 Stock Option Plan
                            of
                   TGC Industries, Inc.


       This is AMENDMENT NO. 1 TO THE 1993 STOCK OPTION PLAN (the "Plan") of TGC Industries, Inc., a Texas corporation (hereinafter referred to as the "Company"), under which incentive and non-statutory stock options may be granted to the officers, employees, and/or directors of the Company and/or its subsidiaries (now existing or hereafter acquired).

        Article VIII of the Plan provides that the Company's Board of Directors may at any time amend the Plan, insofar as permitted by law.

       The purpose of this Amendment No. 1 is to enable holders of options under the Plan to have the maximum period permissible for exercising their options following the termination of their employment "without cause" from the Company or one of its affiliates.

       Accordingly, the following change is hereby made to the Plan:

       Sec. 6:4 of the Plan is hereby amended by inserting the words "three
(3) months" in substitution for the words "thirty [30] days" in the fifth line from the bottom of Sec. 6:4.A.1.c.

        This Amendment No.1 to the 1993 Stock Option Plan is dated to be effective July 24, 1996.


                                          /S/ WILLIAM J. BARRETT
                                          __________________________________
                                             William J. Barrett, Secretary


ATTEST:

/S/ ROBERT J. CAMPBELL
___________________________________
Robert J. Campbell,
Vice Chairman of the Board














EXHIBIT 10.10

                         Amendment No. 2
                                to
                      1993 Stock Option Plan
                                of
                       TGC Industries, Inc.

      On June 3, 1993, the Board of Directors of TGC Industries, Inc. (the "Company") approved and adopted the Company's 1993 Stock Option Plan (the "Plan"). At the 1994 annual meeting of shareholders, the Company's shareholders approved the 1993 Stock Option Plan.

      Sec. 2:1. of the Plan provides that the aggregate number of shares of Stock to be issued pursuant to the exercise of all Options granted under the Plan may equal, but may not exceed, 750,000 shares of the Company's Stock.

     Article VIII of the Plan permits the Board of Directors to amend the Plan; provided, however, that, without the approval of the holders of a majority of the outstanding shares of voting stock of all classes of the Company, no such amendment may change the number of shares of Stock subject to the Plan.

     The purpose of the Plan is to provide an incentive for key employees of the Company to remain in the service of the Company and to apply their best efforts for the benefit of the Company so as to continually improve the Company's financial performance. However, as of the date of this Amendment, options have already been granted under the Plan which cover nearly all of the 750,000 shares of Company Stock initially authorized under the Plan.

      In order to provide the possibility for the grant of additional options under the Plan so as to promote the incentives referred to above, the Board of Directors has determined that the Plan should be amended so as to permit the issuance of additional shares of the Company's Stock pursuant to options granted under the Plan. Accordingly, Sec. 2:1. of the Plan is hereby amended so as to replace the figure 750,000 with the figure 850,000.

     This Amendment shall not be deemed to have become effective unless and until the necessary shareholder ratification of such Amendment is given by the shareholders of the Company at their annual meeting to be held on June 4, 1998.

      IN WITNESS WHEREOF, TGC Industries, Inc., acting by and through its officers thereunto duly authorized, has executed this instrument to be effective June 5, 1998.
                                          TGC INDUSTRIES, INC.


                                          By:/S/ ALLEN T. MCINNES
                                             _______________________________
                                             Allen T. McInnes,
                                             Chairman of the Board