Form 10QSB
period 1999-03-31
TGC INDUSTRIES INC
filed 1999-05-13
CIK 799165

U.S. SECURITIES AND EXCHANGE
                           Washington, D.C. 20549

                                 FORM 10-QSB

    (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING MARCH 31, 1999.

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

               Yes  X                  No___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                             Outstanding at April 30, 1999

Common Stock ($.30 Par Value)                          2,224,933








PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

     Incorporated herein is the following unaudited financial information:

        Balance Sheet as of March 31, 1999.

        Statements of Earnings for the three month periods ended March 31, 1999 and 1998.

        Statements of Cash Flows for the three month periods ended March 31, 1999 and 1998

        Notes to Financial Statements.
































TGC INDUSTRIES, INC.
BALANCE SHEET
(UNAUDITED)

                                                           MARCH 31,
                                                             1999
                                                       _______________
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                          $       419,168
  Accounts receivable                                      1,009,909
  Prepaid expenses and other                                  87,334
  Deferred income taxes                                      202,000
                                                          ___________

    Total current assets                                   1,718,411

PROPERTY AND EQUIPMENT - at cost

  Machinery and equipment                                 10,839,241
  Automobiles and trucks                                     698,646
  Furniture and fixtures                                     317,167
  Other                                                       18,144
                                                          ___________
                                                          11,873,198
  Less accumulated depreciation
  and amortization                                        (5,380,632)
                                                          ___________

                                                           6,492,566

OTHER ASSETS                                                     963
                                                          ___________
     Total Assets                                      $   8,211,940
                                                          ===========
See notes to Financial Statements

















TGC INDUSTRIES, INC.
BALANCE SHEET--CONTINUED
(UNAUDITED)

                                                           MARCH 31,
                                                             1999
                                                       _____________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Trade accounts payable                             $     379,791
  Accrued liabilities                                      215,800
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                       192,036
  Current maturities of long-term obligations            1,161,133
                                                       ____________

     Total current liabilities                           1,948,760

LONG-TERM OBLIGATIONS, less current
maturities                                                 812,521

STOCKHOLDERS' EQUITY

  Preferred stock, $1.00 par value; 4,000,000
   shares authorized; 1,129,350 issued
   and outstanding                                       1,129,350

  Common stock, $.30 par value, 25,000,000
   shares authorized; 2,251,766 shares issued              675,530

  Additional paid-in capital                             4,972,821

  Accumulated deficit                                   (1,111,728)

  Treasury stock, at cost (31,944 shares)                 (215,314)
                                                        ___________

                                                         5,450,659

                                                        ___________
    Total liabilities and stockholders' equity       $   8,211,940
                                                       ============

See notes to Financial Statements








TGC INDUSTRIES, INC.
STATEMENTS OF EARNINGS

                                           Three Months Ended
                                               March 31,
                                       ________________________
                                             (Unaudited)
                                         1999               1998
                                        _____              _____

Revenue                               $2,610,147        $4,319,329

 Cost of services                      2,068,681         3,776,207
 Selling, general, adm.                  210,411           258,292
                                       __________       ___________
                                       2,279,092         4,034,499

INCOME FROM OPERATIONS                   331,055           284,830

  Interest expense                        56,078            69,307
                                       ___________       ___________

  NET INCOME                             274,977           215,523

Less dividend requirement on
 preferred stock                         112,935           112,935
                                       __________        ___________
INCOME ALLOCABLE TO
 COMMON STOCKHOLDERS                   $ 162,042        $  102,588

Earnings per common share
    Basic                                  $ .07             $ .05
    Diluted                                  .06               .04

Weighted average number of
 common shares
    Basic                              2,217,166         2,158,495
    Diluted                            4,726,833         4,840,082

See notes to Financial Statements














TGC INDUSTRIES, INC.
Statements of Cash Flows (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                   ________________________
                                                      1999           1998
                                                     ______         ______
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                      $   274,977    $ 215,523
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                      492,404      414,196
  Changes in operating assets and liabilities
   Accounts receivable                               103,275    1,614,457
   Billings in excess of cost and estimated
    earnings on uncompleted contracts               (195,438)  (1,034,443)
   Prepaid expenses                                  103,338      (33,219)
   Accounts payable                                 (196,515)    (336,807)
   Accrued liabilities                                19,510      (51,788)
                                                  ___________   ___________

   NET CASH PROVIDED BY OPERATING ACTIVITIES         601,551      787,919

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                               (9,221)    (148,979)
   Decrease (increase) in other assets                    -           175
                                                  ___________    __________

    NET CASH USED IN INVESTING ACTIVITIES             (9,221)    (148,804)

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends paid                                   (178,044)         -
   Proceeds from issuance of debt                         -           -
   Proceeds from exercise of stock
     options and warrants                                 -           -
   Principal payments of debt obligations           (698,117)    (319,038)
   Other                                                  -         2,813
                                                   __________    __________
   NET CASH USED IN FINANCING ACTIVITIES            (876,161)    (316,225)
                                                   __________    __________
   NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                     (283,831)     322,890
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     702,999      120,535
                                                   __________    __________
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  419,168     $443,425
                                                   ==========    ==========
Supplemental cash flow information

   Interest paid                                   $   56,078     $ 69,307
   Income taxes paid                               $   41,250     $ 10,230

See notes to Financial Statements


TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1999

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in financial position in conformity with generally accepted accounting principles.

NOTE B--MANAGEMENT PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included. The results of the interim periods are not necessarily indicative of results to be expected for the entire year. For further information, refer to the financial statements and the footnotes thereto included in the Company's Annual Report for the year ended December 31, 1998 filed on Form 10-KSB.


NOTE C--EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. On November
5, 1998, the Board of Directors declared a one-for-three reverse stock split on the Company's common stock. All references to number of shares, except shares authorized, and to per share information in the financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

TGC Industries, Inc. ("TGC") reported revenues of $2,610,147 for the three months ended March 31, 1999, compared with revenues of $4,319,329 for the same period of 1998. Net income, before dividend requirements on preferred stock was $274,977, compared with net income before dividend requirements on preferred stock, of $215,523 for the same period of 1998. Income per common share, on a diluted basis, was $.06 for the first quarter of 1999, as compared with income of $.04 per common share for the same period of 1998.

This improved earnings performance in the first quarter of 1999 compared with the first quarter of 1998 was principally attributable to expense reduction and cost containment programs implemented to remain competitive during this period of reduced industry activity and a contract termination fee received from one of the Company's clients.

TGC's cost of services, as a percentage of revenue, were 79.3% for the first quarter of 1999, compared to 87.4% for the same period of 1998. Selling, general and administrative expense decreased by $47,881 in the first quarter of 1999 when compared with the same period of 1998. This decrease was attributable to expense reductions implemented to remain competitive during this period of reduced industry activity. Interest expense decreased by $13,229 in the first quarter of 1999 when compared with the same period of 1998. This decrease was primarily a result of the reducing loan balances for the purchase of geophysical equipment.

Non-cash charges for depreciation and amortization were $492,404 in the first quarter of 1999 compared with $414,196 for the same period of 1998.

At December 31, 1998, TGC had net operating loss carryforwards of approximately $3,600,000 available to offset future taxable income, which expire at various dates through 2013.

The second quarter will be a difficult period for the Company and will compare unfavorably with the second quarter of 1998. Management is aggressively pursing contract opportunities and believes, but there can be no assurance, that the second half of 1999 should show some improvement. However, it is anticipated that the Company's revenue for 1999 will be significantly less than reported for 1998.

Management believes that the geophysical market conditions should materially improve beginning in calendar year 2000 and seismic services should be in greater demand enhancing the Company's performance.

FINANCIAL CONDITION

Cash of $601,551 was provided from operations for the first three months of 1999 compared with cash provided from operations of $787,919 for the same period of 1998. The funds generated in the first three months of 1999 were primarily attributable to net earnings before non-cash depreciation and amortization charges. Cash used in investing activities for the first three months of 1999 was for the replacement of equipment in the amount of $9,221. Cash used in financing activities for the first three months of 1999 was for principal payments of debt obligations in the amount of $698,117, and dividend payments on preferred stock of $178,044.

Working capital deficit decreased $640,372 to $230,349 from the December 31, 1998 balance of $870,721. The Company's current ratio was .88 to 1.0 at March 31, 1999, compared with .72 to 1.0 at December 31 1998. Stockholders' equity increased $322,803 from the December 31, 1998 balance of $5,127,856 to $5,450,659 at March 31, 1999. This increase was primarily attributable to net income for the three months ended March 31, 1999, of $274,977.

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

At May 1, 1999, neither of the Company's two crews were employed. However, the Company anticipates that available funds, together with anticipated cash flows generated from future operations (of which there is no assurance) and amounts available under its revolving line of credit will be sufficient to meet the Company's cash needs during 1999.

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

          b.  Reports  --   None.


















                               SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TGC INDUSTRIES, INC.

Date:  April 30, 1999                /s/  Wayne A. Whitener
                                          Wayne A. Whitener
                                          President & Chief
                                          Executive Officer
                                          (Principal Executive Officer)


Date:  April 30, 1999                /s/  Kenneth W. Uselton
                                          Kenneth W. Uselton
                                          Treasurer (Principal Financial
                                          and Accounting Officer)