Form 10QSB
period 1999-06-30
TGC INDUSTRIES INC
filed 1999-08-13
CIK 799165

U.S. SECURITIES AND EXCHANGE
                            Washington, D.C. 20549

                                  FORM 10-QSB

       (Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING June 30, 1999.

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO _______.

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

                          Yes  X    No
                              ___      ____

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                     Outstanding at July 30, 1999
  Common Stock ($.30 Par Value)                   2,224,933














  PART I -- FINANCIAL INFORMATION

  ITEM 1 -- FINANCIAL STATEMENTS

       Incorporated herein is the following unaudited financial information:

  Balance Sheet as of June 30, 1999.

            Statements of Operations for the three and six month periods ended June 30, 1999 and 1998.

            Statements of Cash Flows for the three and six month periods ended June 30, 1999 and 1998.

            Notes to Financial Statements.









































  TGC INDUSTRIES, INC.
  BALANCE SHEET
  (UNAUDITED)

                                              JUNE 30,
                                                1999
                                           ______________
  ASSETS

  CURRENT ASSETS

    Cash and cash equivalents               $     302,090
    Accounts receivable                             5,000
    Prepaid expenses and other                    312,543
    Deferred income taxes                          202,000
                                           ______________
          Total current assets                    821,633

  PROPERTY AND EQUIPMENT - at cost

     Machinery and equipment                   10,839,241
     Automobiles and trucks                       669,248
     Furniture and fixtures                       317,167
     Other                                         18,144
                                           ______________
                                               11,843,800
     Less accumulated depreciation
     and amortization                          (5,837,911)
                                           ______________
                                                6,005,889

  OTHER ASSETS                                        395

          Total assets                         $6,827,917
                                           ==============


  See notes to Financial Statements



















  TGC INDUSTRIES, INC.
  BALANCE SHEET -- CONTINUED
  (UNAUDITED)

                                                   JUNE 30,
                                                     1999
                                                ______________
  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES

   Trade accounts payable                       $       55,389
   Accrued liabilities                                 352,795
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                      -
   Current maturities of long-term obligations         956,028
                                                ______________

     Total current liabilities                       1,364,212

  LONG-TERM OBLIGATIONS, less current
    maturities                                         698,981

  STOCKHOLDERS' EQUITY

    Preferred stock, $1.00 par value; 4,000,000
      shares authorized; 1,127,050 issued
      and outstanding                                1,127,050

    Common stock, $.30 par value; 25,000,000
      shares authorized; 2,256,877 shares issued       677,063

    Additional paid-in capital                       4,973,588

    Accumulated deficit                             (1,797,663)

    Treasury stock, at cost (31,944 shares)           (215,314)
                                                _______________
                                                     4,764,724
                                                _______________
    Total liabilities and stockholders' equity      $6,827,917
                                                ===============

  See notes to Financial Statements













  TGC INDUSTRIES, INC.
  STATEMENTS OF OPERATIONS



                               Three Months Ended     Six Months Ended
                                   June 30,                 June 30,
                               ____________________     _________________
                                   (Unaudited)           (Unaudited)
                                1999       1998        1999      1998
                               _________ __________  __________ __________

  Revenue                     $  924,212 $5,520,738  $3,534,359 $9,840,067

  Cost of services             1,331,147  4,292,770   3,399,828  8,068,977
  Selling, general, adm.         231,305    284,546     441,716    542,838
                               _________ __________  __________ __________
                               1,562,452  4,577,316   3,841,544  8,611,815

  INCOME(LOSS)FROM OPERATIONS   (638,240)   943,422    (307,185) 1,228,252

     Interest expense             47,695     68,386     103,773    137,693
                               _________ __________  __________ __________

  NET INCOME(LOSS)              (685,935)   875,036    (410,958) 1,090,559

  Less dividend requirement on
   preferred stock               112,705    112,935     225,640    225,870
                                _________ _________  __________ __________

  INCOME(LOSS)ALLOCABLE TO
    COMMON STOCKHOLDERS       $ (798,640) $ 762,101  $ (636,598) $ 864,689

  Earnings(loss) per common share
         Basic                    $ (.36)     $ .35      $ (.29)     $ .40
         Diluted                  $ (.36)     $ .18      $ (.29)     $ .23

  Weighted average number of
      common shares:
         Basic                 2,224,035  2,168,110  2,220,620   2,161,183
         Diluted               2,224,035  4,804,823  2,220,620   4,820,355

  See notes to Financial Statements













  TGC INDUSTRIES, INC.
  Statements of Cash Flows (Unaudited)


                                                    Six Months Ended
                                                          June 30,
                                              ____________________________
                                                  1999           1998
                                              ______________  ____________
  CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss)                           $   (410,958)  $ 1,090,559
   Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Depreciation and amortization                  975,739       841,636
     (Gain) on disposal of property and equipment    (1,159)         -
     Changes in operating assets and liabilities
       Trade accounts receivable                  1,108,184     1,309,121
       Billings in excess of cost and estimated
         earnings on uncompleted contracts         (387,474)   (1,084,664)
       Prepaid expenses                            (121,871)     (210,613)
       Other assets                                     569
       Accounts payable                            (520,916)     (133,058)
       Accrued liabilities                          156,504       308,188
                                                 _____________ ___________
       NET CASH PROVIDED BY OPERATING ACTIVITIES    798,618     2,121,169

  CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures                          (9,221)     (291,711)
       Proceeds from sale of property and equipment   4,500          -
       Decrease (increase) in other assets              -             175
                                                 _____________ ___________
       NET CASH USED IN INVESTING ACTIVITIES         (4,721)     (291,536)

  CASH FLOWS FROM FINANCING ACTIVITIES
       Dividends paid                              (178,044)     (225,870)
       Proceeds from issuance of debt                  -             -
       Proceeds from exercise of stock options
         and warrants                                  -           14,062
       Principal payments of debt obligations    (1,016,762)     (646,756)
       Other                                           -            2,813
                                                 _____________ ___________
       NET CASH USED IN FINANCING ACTIVITIES     (1,194,806)     (855,751)
                                                 _____________ ___________

       NET INCREASE(DECREASE)IN CASH AND CASH
         EQUIVALENTS                               (400,909)      973,882
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  702,999       120,535
                                                 _____________ ___________
  CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  302,090    $1,094,417
                                                  ============ ===========

  Supplemental cash flow information

    Interest paid                                $  103,773    $  137,693
    Income taxes paid                            $   48,391    $   15,230

  See notes to Financial Statements




TGC INDUSTRIES, INC.
  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
  June 30, 1999

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

  NOTE C -- EARNINGS PER SHARE

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


  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

  RESULTS OF OPERATIONS
  TGC Industries, Inc. ("TGC") reported revenues of $3,534,359 and a net loss, before dividend requirements on preferred stock, of $410,958 for the six month period ended June 30, 1999, compared with revenue of $9,840,067 and net income, before dividend requirements on preferred stock of $1,090,559 for 1998. Net loss per common share, on a diluted basis, was $.29 for the first six months of 1999, compared with income per common share, on a diluted basis, of $.23 for 1998.

  For the three month period ended June 30, 1999, TGC had revenue of $924,212 and a net loss, before dividend requirements on preferred stock, of $685,935. This compares with revenue of $5,520,738 and net income, before dividend requirements on preferred stock, of $875,036 for
  1998.   Net loss per common share, on a diluted basis, was $.36 for the three month period ended June 30, 1999, compared with income per common share, on a diluted basis, of $.18 for 1998.

  Because of insufficient contracts, revenues in the first and second quarters declined significantly which resulted in the losses for the three and six month periods ended June 30, 1999.

  TGC's cost of services, as a percentage of revenue, were 96.2% for the first six months of 1999, compared to 82.0% for the same period of 1998. This percentage increase was attributable to the low level of revenues for the first six months of 1999. Selling, general and administrative expense decreased by $101,122 during the first six months of 1999 when compared with the same period of 1998. This decrease was attributable to expense reductions implemented to remain competitive during this period of reduced industry activity. Interest expense decreased by $33,920 in the first six months of 1999 when compared with the same period of 1998. This decrease was primarily a result of the reducing loan balances for the purchase of geophysical equipment.

  TGC's cost of services, as a percentage of revenue, were 144.0% for the second quarter of 1999, compared to 77.8% for the same period of 1998. This percentage increase was attributable to the significantly lower level of revenues for the second quarter of 1999. Selling, general and administrative expense decreased by $53,241 during the second quarter of 1999 when compared with the same period of 1998. This decrease was attributable to expense reductions implemented to remain competitive during this period of reduced industry activity. Interest expense decreased by $20,691 in the second quarter of 1999 when compared with the same period of 1998. This decrease was primarily a result of the reducing loan balances for the purchase of geophysical equipment.

  Non-cash charges for depreciation and amortization were $975,739 in the first six months of 1999 compared with $841,636 for 1998.

  At December 31, 1998, TGC had net operating loss carryforwards of approximately $3,600,000 available to offset future taxable income, which expire at various dates through 2013.

  The second quarter was a difficult period for the Company and compared unfavorably with the second quarter of 1998. The Company has substantially reduced its break-even levels to increase competitiveness. There has been a recent increase in seismic bidding activity and management is aggressively pursing contract opportunities. However, there can be no assurance that the second half of 1999 will show any improvement. It is clear that the Company's revenue for 1999 will be significantly less than reported for 1998.

  Management believes that the geophysical market conditions should materially improve beginning in calendar year 2000 and seismic services should be in greater demand due to the recent increase in levels of seismic bidding activity and the prospect of oil and gas prices remaining at their current levels. Though there can be no assurance, such conditions should enable the Company to secure contracts and improve its performance.





  FINANCIAL CONDITION

  Cash of $798,618 was provided from operations for the first six months of 1999 compared with cash provided from operations of $2,121,169 for the same period of 1998. The funds generated in the first six months of 1999 were primarily attributable to non-cash depreciation and amortization charges. Cash used in investing activities for the first six months of 1999 was $4,721. $9,221 for the replacement of equipment less proceeds from the sale of equipment in the amount of $4,500. Cash used in financing activities for the first six months of 1999 was for principal payments of debt obligations in the amount of $1,016,762, and dividend payments on preferred stock of $178,044.

  Working capital deficit decreased $328,142 to $542,579 from the December 31, 1998 balance of $870,721. The Company's current ratio was .6 to 1.0 at June 30, 1999, compared with .72 to 1.0 at December 31, 1998. Stockholders' equity decreased $363,132 from the December 31, 1998
  balance of $5,127,856 to $4,764,724 at June 30, 1999.   This decrease
  was primarily attributable to net losses, before dividend requirements on preferred stock, for the three and six month periods ended June 30, 1999, of $685,935 and 410,958 respectively.

  During the fourth quarter of 1998, the Company renewed its revolving bank line of credit with a major bank in an amount of up to $1,000,000. The line of credit bears interest at prime plus 1.5%, is collateralized by equipment and accounts receivable and requires the maintenance of certain financial ratios. As a result of the losses reported for the three and six month periods ended June 30, 1999, TGC is not in compliance with certain covenants required by its revolving line of credit agreement. The Bank has decided not to waive the covenant violation. As a result, TGC cannot borrow against its revolver for working capital requirements until it is in compliance with the covenants. Management anticipates that the covenant violations will not be corrected during the balance of 1999. In order to provide additional working capital, TGC is attempting to re-finance some of its equipment. However, there can be no assurance that a re-financing transaction will be completed.

  The Board of Directors at its regular meeting on June 3, 1999, determined, with respect to the Company's Series C 8% Convertible Exchangeable Preferred Stock, that the initial conversion price per share of Common Stock would be reduced from $2.25 per share to $2.00 per share and that the conversion price increase would be delayed in lieu of declaring a semi-annual dividend payable in July 1999 on the Preferred Stock. The Preferred Stock dividends, if declared, are payable at a rate of 8% per annum, payable semi-annually in January and July of each year. The date of the increase of the conversion price of the Preferred Stock was delayed from December 31, 2000 until December 31, 2001 and the subsequent date of the increase of the conversion price of the Preferred Stock was delayed from December 31, 2001 to December 31, 2002. As a result, the conversion price is $2.00 per share of Common Stock if exercised prior to the close of business on December 31, 2001; after December 31, 2001, and prior to the close of business on December 31, 2002, the conversion price per share of Common Stock shall be $3.75; thereafter, the conversion price per share of Common Stock shall be $6.00.

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

  At July 1, 1999, only one of the Company's two crews was active on a job. The Company anticipates that available funds, together with anticipated cash flows generated from future operations and the re-financing of some of its equipment (of which there can be no assurance) will be sufficient to meet the Company's cash needs during 1999.

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

  PART II - OTHER INFORMATION

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The annual meeting of shareholders was held on June 3, 1999. The following matters were voted upon and approved by the Company's shareholders:

       a. Nominated and elected to the Board of Directors were Messrs. William J. Barrett, Edward L. Flynn, Herbert M. Gardner, Allen T. McInnes and Wayne A. Whitener.

       b. Ratification of the selection of the Company's auditors, Grant Thornton LLP, was approved by the shareholders by a majority vote.

  ITEM 6.  EXHIBITS  AND REPORTS ON FORM 8-K

        a.  Exhibits  --  None.

        b.  Reports --    No reports on Form 8-K have been filed during
  the quarter for which this report is filed.




                            SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                 TGC INDUSTRIES, INC.



  Date: August 12, 1999        /s/ WAYNE A. WHITENER
                                  Wayne A. Whitener
                                  President & Chief
                                  Executive Officer
                                 (Principal Executive Officer)




  Date:  August 12, 1999      /s/ KENNETH W. USELTON
                                  Kenneth W. Uselton
                                Treasurer (Principal Financial
                                and Accounting Officer)