Form 10QSB
period 1999-09-30
TGC INDUSTRIES INC
filed 1999-11-12
CIK 799165

U.S. SECURITIES AND EXCHANGE
                           Washington, D.C. 20549

                                 FORM 10-QSB

     (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING September 30, 1999.

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

                            Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                     Outstanding at October 29, 1999
Common Stock ($.30 Par Value)                2,253,184

















PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

     Incorporated herein is the following unaudited financial information:

            Balance Sheet as of September 30, 1999.

            Statements of Operations for the three and nine month periods ended September 30, 1999 and 1998.

            Statements of Cash Flows for the nine month periods ended September 30, 1999 and 1998.

            Notes to Financial Statements.









































TGC INDUSTRIES, INC
BALANCE SHEET
(UNAUDITED)

                                                  SEPTEMBER 30,
                                                      1999
                                                  _____________
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                       $   121,421
  Accounts receivable                                 478,103
  Prepaid expenses and other                          199,911
  Deferred income taxes                               202,000
                                                  ___________
        Total current assets                      $ 1,001,435

PROPERTY AND EQUIPMENT - at cost

   Machinery and equipment                         10,839,241
   Automobiles and trucks                             600,704
   Furniture and fixtures                             317,167
   Other                                               18,144
                                                   __________
                                                   11,775,256

   Less accumulated depreciation
   and amortization                                (6,278,472)
                                                   __________
                                                    5,496,784

OTHER ASSETS                                              395
                                                   __________
        Total assets                              $ 6,498,614
                                                   ==========

See notes to Financial Statements


















TGC INDUSTRIES, INC
BALANCE SHEET -- CONTINUED
(UNAUDITED)

                                                  SEPTEMBER 30,
                                                      1999
                                                  _____________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Trade accounts payable                            $269,196
   Accrued liabilities                                278,456
   Billings in excess of costs and estimated
      earnings on uncompleted contracts -
   Current maturities of long-term obligations        998,981
                                                    _________
        Total current liabilities                   1,546,633

LONG-TERM OBLIGATIONS, less current
      maturities                                      627,476

STOCKHOLDERS' EQUITY

   Preferred stock, $1.00 par value; 4,000,000
      shares authorized; 1,127,050 issued
      and outstanding                               1,127,050

   Common stock, $.30 par value; 25,000,000
      shares authorized; 2,256,877 shares issued      677,063

   Additional paid-in capital                       4,973,588

   Accumulated deficit                             (2,237,882)

   Treasury stock, at cost (31,944 shares)           (215,314)
                                                    _________
                                                    4,324,505
                                                    _________
        Total liabilities and stockholders' equity $6,498,614
                                                    =========

See notes to Financial Statements











TGC INDUSTRIES, INC
STATEMENTS OF OPERATIONS

                                Three Months Ended       Nine Months Ended
                                   September 30,            September 30,
                                    (Unaudited)             (Unaudited)
                                  1999       1998        1999         1998

Revenue                          $983,187  $5,536,737  $4,517,546  $15,376,804

Cost of services                1,150,631   4,233,053   4,550,459   12,302,030
Selling, general, adm.            228,152     287,802     669,868      830,640
                                _________   _________   _________   __________
                                1,378,783   4,520,855   5,220,327   13,132,670

INCOME (LOSS) FROM OPERATIONS    (395,596)  1,015,882    (702,781)   2,244,134

   Interest expense                44,623      58,057     148,396      195,750
                                _________   _________   _________   __________
NET INCOME (LOSS)                (440,219)    957,825    (851,177)   2,048,384

Less dividend requirement on
    preferred stock               112,705     112,935     338,345      338,805
                                _________   _________   _________   __________
INCOME  (LOSS) ALLOCABLE  TO
   COMMON STOCKHOLDERS          $(552,924)   $844,890 $(1,189,522)  $1,709,579

Earnings (loss) per common share
       Basic                      $  (.25)     $  .39 $      (.54)     $   .79
       Diluted                    $  (.25)     $  .20 $      (.54)     $   .43

Weighted average number of
    common shares:
       Basic                    2,224,934   2,171,473   2,222,074    2,164,651
       Diluted                  2,224,934   4,774,347   2,222,074    4,803,397

See notes to Financial Statements




















TGC INDUSTRIES, INC
Statements of Cash Flows (Unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                          1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss)                                    $(851,177) $2,048,384
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                     1,451,779   1,297,335
      Loss (gain) on disposal of property and equipment    (9,894)      4,488
      Changes in operating assets and liabilities
           Trade accounts receivable                      635,081   1,806,603
           Billings in excess of cost and estimated
              earnings on uncompleted contracts          (387,474) (2,025,691)
           Prepaid expenses                                (9,239)    (58,242)
           Other assets                                       569
           Accounts payable                              (307,109)   (956,224)
           Accrued liabilities                             94,665     180,528
                                                        _________   _________
            NET CASH PROVIDED BY OPERATING ACTIVITIES     617,201   2,297,181

CASH FLOWS FROM INVESTING ACTIVITIES
           Capital expenditures                            (9,221)   (385,289)
           Proceeds from sale of property and equipment    46,300       3,400
           Decrease (increase) in other assets               -         34,269
                                                        _________    ________
            NET CASH PROVIDED BY (USED IN)
            INVESTING ACTIVITIES                           37,079    (347,620)

CASH FLOWS FROM FINANCING ACTIVITIES
           Dividends paid                                (178,044)   (225,870)
           Proceeds from issuance of debt                 200,000        -
           Proceeds from exercise of stock
             options and warrants                            -         15,187
           Principal payments of debt obligations      (1,257,814)   (997,446)
           Other                                             -          2,813
                                                        _________    ________
            NET CASH USED IN FINANCING ACTIVITIES      (1,235,858) (1,205,316)
                                                        _________    ________
            NET INCREASE (DECREASE) IN CASH AND CASH
                   EQUIVALENTS                           (581,578)    744,245
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          702,999     120,535
                                                        _________    ________
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $121,421    $864,780
                                                        =========    ========
Supplemental cash flow information

      Interest paid                                      $147,004    $195,750
      Income taxes paid                                   $78,774     $15,230

See notes to Financial Statements


TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1999

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

NOTE D -- DIVIDENDS

Holders of the Company's Series C 8% convertible exchangable preferred stock will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8% per annum. The dividends are payable semi-annually during January and July of each year. At September 30, 1999, cumulative preferred dividends were in arrears aggregating $225,410 or $.20 per share.














ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

TGC Industries, Inc. ("TGC") reported revenues of $4,517,546 and a net loss, before dividend requirements on preferred stock of $851,177 for the nine month period ended September 30, 1999, compared with revenue of $15,376,804 and net income, before dividend requirements on preferred stock of $2,048,384 for 1998. Net loss per common share, on a diluted basis, was $.54 for the first nine months of 1999, compared with income per common share, on a diluted basis, of $.43 for 1998.

For the three month period ended September 30, 1999, TGC had revenue of $983,187 and a net loss, before dividend requirements on preferred stock, of $440,219. This compares with revenue of $5,536,737 and net income, before
dividend requirements on preferred stock, of $957,825 for 1998.   Net loss per
common share, on a diluted basis, was $.25 for the three month period ended September 30, 1999, compared with income per common share, on a diluted basis, of $.20 for 1998.

Because of insufficient contracts, revenue in the first nine months of 1999 has declined significantly which resulted in the losses for the three and nine month periods ended September 30, 1999.

TGC's cost of services, as a percentage of revenue, were 100.7% for the first nine months of 1999, compared to 80.0% for the same period of 1998. This percentage increase was attributable to the low level of revenue for the first nine months of 1999. Selling, general and administrative expense decreased by $160,772 during the first nine months of 1999 when compared with the same period of 1998. This decrease was attributable to expense reductions implemented to remain competitive during this period of reduced industry activity. Interest expense decreased by $47,354 in the first nine months of 1999 when compared with the same period of 1998. This decrease was primarily a result of the reducing loan balances for the purchase of geophysical equipment.

TGC's cost of services, as a percentage of revenue, were 117.0% for the third quarter of 1999, compared to 76.5% for the same period of 1998. This percentage increase was attributable to the significantly lower level of revenue for the third quarter of 1999. Selling, general and administrative expense decreased by $59,650 during the third quarter of 1999 when compared with the same period of 1998. This decrease was attributable to expense reductions implemented to remain competitive during this period of reduced industry activity. Interest expense decreased by $13,434 in the third quarter of 1999 when compared with the same period of 1998. This decrease was primarily a result of the reducing loan balances for the purchase of geophysical equipment.

Non-cash charges for depreciation and amortization were $1,451,779 in the first nine months of 1999 compared with $1,297,335 for 1998.

At December 31, 1998, TGC had net operating loss carryforwards of approximately $3,600,000 available to offset future taxable income, which expire at various dates through 2013.

The first nine months of 1999 has been a difficult period for the Company and compares unfavorably with the same period of 1998. The Company has substantially reduced its break-even levels to increase competitiveness.
There has been a recent increase in seismic bidding activity and management is aggressively pursing contract opportunities. However, the Company was not awarded a sufficient amount of contracts to return to profitability in the third quarter. In addition, there can be no assurance that the fourth quarter of 1999 will show any improvement.

Management believes that the geophysical market conditions should materially improve beginning in calendar year 2000 and seismic services should be in greater demand due to the recent increase in levels of seismic bidding activity and the prospect of oil and gas prices remaining at their current levels. Although there can be no assurance, such conditions should enable the Company to secure contracts and improve its performance.

FINANCIAL CONDITION

Cash of $617,201 was provided from operations for the first nine months of 1999 compared with cash provided from operations of $2,297,181 for the same period of 1998. The funds generated in the first nine months of 1999 were primarily attributable to non-cash depreciation and amortization charges.
Cash provided by investing activities for the first nine months of 1999 was $37,079. $46,300 of proceeds from the sale of equipment less the replacement of equipment in the amount of $9,221. Cash used in financing activities for the first nine months of 1999 was for principal payments of debt obligations in the amount of $1,257,814, dividend payments on preferred stock of $178,044, less proceeds from the issuance of debt in the amount of $200,000.

Working capital deficit decreased $325,523 to $545,198 from the December 31, 1998 balance of $870,721. The Company's current ratio was .65 to 1.0 at September 30, 1999, compared with .72 to 1.0 at December 31, 1998. Stockholders equity decreased $803,351 from the December 31, 1998 balance of
$5,127,856 to $4,324,505 at September 30, 1999.   This decrease was primarily
attributable to net losses, before dividend requirements on preferred stock, for the three and nine month periods ended September 30, 1999, of $440,219 and $851,177 respectively.

During the fourth quarter of 1998, the Company renewed its revolving bank line of credit with a major bank in an amount of up to $1,000,000. The line of credit bears interest at prime plus 1.5%, is collateralized by equipment and accounts receivable and requires the maintenance of certain financial ratios. As a result of the losses reported for the three and nine month periods ended September 30, 1999, TGC is not in compliance with certain covenants required by its revolving line of credit agreement. The Bank has decided not to waive the covenant violation. As a result, TGC cannot borrow against its revolver for working capital requirements until it is in compliance with the covenants. It is clear that the covenant violations will not be corrected during the balance of 1999. In order to provide additional working capital, TGC has been attempting to re-finance some of its equipment. However, to date the re-financing of certain equipment has been unsuccessful and there can be no assurance that a re-financing transaction will be completed.

The Board of Directors at its regular meeting on June 3, 1999, determined that in lieu of declaring a semi-annual dividend payable in July 1999 on its Series C 8% Convertible Exchangable Preferred Stock, the initial Preferred Stock conversion price per share of Common Stock would be reduced from $2.25 per share to $2.00 per share and the conversion price increase would be delayed. The Preferred Stock Dividends, if declared, are payable at a rate of 8% per annum, payable semi-annually in January and July of each year. The date of the increase of the conversion price of the Preferred Stock will be delayed from December 31, 2000 until December 31, 2001 and the subsequent date of the increase of the conversion price of the Preferred Stock will be delayed from December 31, 2001 to December 31, 2002. As a result, the conversion price is $2.00 per share of Common Stock if exercised prior to the close of business on December 31, 2001. After December 31, 2001 and prior to the close of business on December 31, 2002, the conversion price per share of Common Stock shall be $3.75. Thereafter, the conversion price per share of Common Stock shall be $6.00.

The Company began preparation for the year 2000 issues during 1996. In late 1996, TGC upgraded and replaced its accounting software. In addition, TGC installed a small personal computer network. The cost of these additions, which are year 2000 compliant, was approximately $15,000. TGC uses an outside source for its payroll services and has been assured by this vendor that its software is year 2000 compliant. TGC will need to make a few additional hardware upgrades in order for the total system to be year 2000 compliant. These upgrades will be completed by November 30, 1999, at which time the Company will be fully year 2000 compliant. The Cost of these upgrades will be approximately $2,000.

At October 1, 1999, both of the Company's crews were inactive. The Company anticipates that available funds, together with anticipated cash flows generated from future operations and the re-financing of some of its equipment (of which there is no assurance) will be sufficient to meet the Company's cash needs during 1999.

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


TGC INDUSTRIES, INC.

Date: November 12, 1999                /s/ Wayne A. Whitener
                                           Wayne A. Whitener
                                           President & Chief
                                           Executive Officer
                                           (Principal Executive Officer)


Date: November 12, 1999                /s/ Kenneth W. Uselton
                                           Kenneth W. Uselton
                                         Treasurer (Principal Financial
                                         and Accounting Officer)