Form 10KSB
period 1999-12-31
TGC INDUSTRIES INC
filed 2000-04-04
CIK 799165

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-KSB

       ANNUAL REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
                  ACT OF 1934 For the Fiscal Year Ended December 31, 1999

                         Commission File Number 0-14908

                             TGC INDUSTRIES, INC.
               (Name of small business issuer of its charter)

                Texas                                 74-2095844

 (State or other jurisdiction of               (I.R.S. Employer Identification
 incorporation or organization)                     No.)


         1304 Summit, Suite 2, Plano, Texas             75074
       (Address of principal executive offices)      (Zip Code)

                  Issuer's telephone number:  (972) 881-1099

      Securities registered under Section 12(b) of the Exchange Act:  NONE

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock ($.30 Par Value)
    Series C 8% Convertible Exchangeable Preferred Stock ($1.00 Par Value)

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

State issuer's revenues (from continuing operations) for its most recent
fiscal year:                                                       $4,600,708

State the aggregate market value of the voting stock (Common Stock and
Series C 8% Convertible Exchangeable Preferred Stock) held by non-affiliates computed by reference to the price at which the stock was sold on March 10,
2000:                                                              $4,593,266

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                           Outstanding as of March 10, 2000
Common Stock ($.30 Par Value)                            2,267,124

                     Documents Incorporated by Reference

           Document Part of the Form 10-KSB Into Which Portions of the Proxy Statement the Document is Incorporated for Annual Meeting of shareholders Items 9 through 12 of Part III to be held on May 11, 2000

                                    Part I

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

     On December 13, 1999, WEDGE Energy Services, L.L.C., an affiliate of WEDGE Group Incorporated, a diversified Houston, Texas firm with interests in oil and gas services, purchased a $2,500,000 8 1/2% convertible subordinated debenture of the Company. Proceeds of the financing together with other available funds are being utilized for working capital and an expanded capital expenditure program. The debenture, at WEDGE's option, may be converted into either preferred stock or common at a price of $1.15 per share.

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

     The Company has the capability of utilizing two seismic crews to perform its geophysical services and, in any given period, these crews may generate a significant portion of their revenues from one or more clients. However, the Company operated only one crew during the year 1999. For the year ended December 31, 1999, three customers accounted for thirty-eight percent (38%),twenty percent (20%) and sixteen percent (16%) of the Company's revenue, respectively. The Company enters into a general or master agreement with each of its clients for the provision of geophysical services and a supplementary agreement (which becomes a part of the general agreement) with respect to each particular job that the Company performs for a client. Under the terms of such agreements the Company generally contracts to supply all personnel, transportation and equipment to perform seismic surveys for a given prospect for a fixed price plus reimbursement for certain third party charges. The Company generally bills its clients on a progressive basis over the term of the contract. The Company is generally obligated to maintain insurance against injury or damage to persons or equipment arising from the performance of its services and to indemnify its customers against all claims and liability arising therefrom. Management believes this insurance coverage is sufficient.

     Prior to the second half of 1998, activity in the U.S. Geophysical Industry had increased with the success and acceptance of 3-D surveys. The improved cost effectiveness gained from the data acquisition and processing of 3-D surveys had resulted in increased profits for the U.S. operations of the major and independent oil companies. With these cost advantages and the uncertainty of foreign operations, many of the major U.S. oil companies increased participation in the domestic oil industry. However, beginning approximately in mid 1998, activity declined significantly due to a decline in the price of oil.

     Due to a significant decline in spending for seismic services by a number of oil and gas clients as a result of significantly lower oil prices, TGC has reduced its operations to one seismic acquisition crew. At December 31, 1999 the Company's crew was inactive. This decrease in spending was primarily a result of the significant decline in oil and gas prices (principally oil prices) during 1998. Although oil and gas prices have returned to early 1998 levels and above in recent months, spending for seismic services remains slow. As a result of this reduced activity 1999 did not compare favorably with 1998. Company management continues to monitor expenses and where possible implement cost containment programs to remain highly competitive through this continued period of reduced industry activity. Management believes that the geophysical services market conditions should improve beginning in the second quarter of 2000 and seismic services should be in greater demand due to the recent increase in levels of seismic bidding activity and the prospect of oil and gas prices remaining at or near their current levels. Though there can be no assurance, such conditions should enable the Company to secure contracts and improve its performance.

     As of December 31, 1999, TGC employed 50 employees, supporting one seismic crew with a total of 43 crew members and direct support members. The Company believes its relationship with its employees to be satisfactory.


ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's headquarters are in leased facilities located in Plano, Texas from which it conducts all its current operations. These facilities include 8,000 square feet of office and warehouse space and an outdoor storage area of approximately 10,000 square feet. The monthly rent is $4,810. This facility is used to house corporate offices and serves as the headquarters for the geophysical business. The Company is not responsible for insuring the facilities. The condition of the Company's facilities is good and TGC management believes that these properties are suitable and adequate for the Company's foreseeable needs.


ITEM 3. LEGAL PROCEEDINGS.

     The Company is a defendant in various legal actions that arose out of the normal course of business. In the opinion of Management, none of the actions will result in any significant loss to the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted by the Company, during the fourth quarter of the fiscal year ended December 31, 1999, to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                   Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has traded on the NASDAQ SmallCap Market under the symbol "TGCI" since September 25, 1994.

     The number of shareholders of record of TGCI's Common Stock as of March 10, 2000, was 306. Due to the number of shares held in nominee or street name, the Company believes that there are a significantly greater number of beneficial owners of its Common Stock. As of such date, CEDE & CO. held 1,161,451 shares in street name. On March 10, 2000, TGC's Common Stock was quoted at a closing sales price of $1.50. High and low sales prices (adjusted for the Reverse Split) of TGC's Common Stock for the period of January 1, 1998, to December 31, 1999, were as follows:


                        Sales Price of TGC Common Stock

Date                                    High                 Low

October 1 -- December 31, 1999          1                   7/16

July 1 -- September 30, 1999            1 15/16              1/4

April 1 -- June 30, 1999                3                    7/8

January 1 -- March 31, 1999             1 1/2                7/8

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

     On December 10, 1998, the TGC Board of Directors voted to extend the expiration date of its Common Stock Purchase Warrants until December 31, 2000. The Warrants were otherwise scheduled to expire on December 31, 1998. On June 3, 1999, the TGC Board of Directors, in lieu of declaring the July 1999 semi-annual dividend on the Preferred Stock, voted to reduce, on a post-Reverse Split basis, the initial conversion price of the Preferred Stock from $2.25 per share of Common Stock to $2.00 per share of Common Stock and to delay the increase in the conversion price of the Preferred Stock until the close of business on December 31, 2001. The increase in the conversion price of the Preferred Stock from $2.00 per share of Common Stock to $3.75 per share of Common Stock, following the reduction described above, was otherwise scheduled to increase at the close of business on December 31, 2000. As a result of the adjustments described above, the conversion price of the Preferred Stock is $2.00 per share of Common Stock if exercised prior to the close of business on December 31, 2001. After December 31, 2001 and prior to the close of business on December 31, 2002, the conversion price per share of Common Stock shall be $3.75. Thereafter, the conversion price will be $6.00 per share of Common Stock.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITIONS AND RESULTS OF OPERATIONS.

                           Results of operations

                Geophysical Operation  (Continuing Operations)

     Revenues for the year ended December 31, 1999 were $4,600,708 compared with revenues of $17,073,506 for the year ended December 31, 1998. The Company incurred a net loss, before dividend requirements on preferred stock, of $(2,073,071) for the year ended December 31, 1999. Net earnings, before dividend requirements on preferred stock, were $1,831,602 for the year ended December 31, 1998. EBITDA was $484,531 or $.09 per share on a diluted basis for the year ended December 31, 1999, compared with $3,872,760 or $.81 per share on a diluted basis for the year ended December 31, 1998.

     The  Company's  shareholders,  at a  special  meeting  of  shareholders  on
November 5, 1998, approved an Amendment to the Company's Articles of Incorporation to effect a one-for-three reverse stock split of its Common Stock (the "Reverse Split"). The Reverse Split was effected on November 6, 1998, and the Common Stock commenced trading on a post-Reverse Split basis on November 9, 1998. All references to number of shares, except shares authorized, and to per share information have been adjusted to reflect the reverse stock split.

     TGC's cost of services, as a percentage of revenue, increased to 113.1% in 1999 from 80.9% in 1998. This percentage increase was principally a result of the lower revenue level in 1999. Selling, general and administrative expense decreased to $878,940 in 1999 from $1,160,228 in 1998. Interest expense decreased by $58,983 in 1999 when compared to 1998 primarily as a result of certain debt which matured during 1999. In addition, during the fourth quarter of 1999, the Company recorded a charge to earnings of $391,000 for an adjustment related to debt financing costs incurred in connection with the issuance of debt securities with detachable stock warrants. The debt was re-paid by the Company in the fourth quarter of 1999. Non-cash charges for depreciation and amortization were $1,885,313 in 1999 compared with $1,778,454 in 1998. Due to a significant decline in spending for seismic services by a number of oil and gas clients as a result of significantly lower oil prices, TGC reduced its operations to one seismic acquisition crew in 1999. This decrease in spending was primarily a result of the significant decline in oil and gas prices (principally oil prices) during 1998 and early 1999. For over thirty years, TGC has successfully served the geophysical industry. However, the Company was unable to obtain a sufficient number of contracts during 1999 to operate at a profitable level. The Company has substantially reduced its break-even levels to increase competitiveness. There has been a recent increase in seismic bidding activity and management is aggressively pursuing contract opportunities. Management believes that the geophysical services market conditions should improve in 2000 and seismic services should be in greater demand due to the recent increase in levels of seismic bidding activity and the prospect of oil and gas prices remaining at or near their current levels. Though there can be no assurance, such conditions should enable the Company to secure contracts and improve its performance.


     At December 31, 1999, the Company had net operating loss carry forwards of approximately $5,600,000 available to offset future taxable income, which expire at various dates through 2019.

                             Financial Condition

     Cash of $404,418 was provided by operations for the twelve months ended December 31, 1999, compared with cash provided by continuing operations of $2,259,490 for the same period of the prior year. The funds generated in 1999 were primarily attributable to the collection of trade receivables and non-cash depreciation and amortization charges. Proceeds from the sale of equipment provided cash from investing activities for 1999. Cash was provided by financing activities primarily as a result of the purchase of a $2,500,000 8 1/2% convertible subordinated debenture, which matures December 1, 2009, by WEDGE Energy Services, L.L.C. WEDGE Energy Services, L.L.C. is an affiliate of WEDGE Group Incorporated a diversified Houston firm with interests in oil and gas services. Proceeds of the financing together with other available funds are being utilized for working capital and an expanded capital expenditure program. The debenture, at Wedge's option, may be converted into either preferred stock or common at a price of $1.15 per share.

     Working capital increased $1,963,112 to $1,092,391 from the December 31, 1998, working capital deficit of $(870,721), primarily as a result of the purchase of the $2,500,000 convertible subordinated debenture by WEDGE. The Company's current ratio increased to 2.3 to 1.0 at December 31, 1999 from .72 to
1.0 at December 31, 1998. Stockholders' equity decreased to $3,493,612 at December 31, 1999, from the December 31, 1998, balance of $5,127,856 due primarily to the net losses incurred by the Company during 1999.

     During the fourth quarter of 1998, the Company renewed its revolving bank line of credit with a major bank in an amount of up to $1,000,000. The line of credit bears interest at prime plus 1.5%, is collateralized by equipment and accounts receivable and requires the maintenance of certain financial ratios. As a result of the losses reported in 1999, the Company had not been in compliance with certain required covenants since the first quarter of 1999. The bank decided not to waive the covenant violation. As a result, the Company was unable to use its revolving line of credit for most of 1999. The revolving credit agreement matured in the fourth quarter of 1999 and was not renewed by the bank. At the present time the Company does not have the availability of a revolving line of credit.

     The Company began preparation for the year 2000 issues during 1996. In late 1996, TGC upgraded and replaced its accounting software. In addition, TGC installed a small personal computer network. The cost of these additions, which are year 2000 compliant, was approximately $15,000. TGC uses an outside source for its payroll services and has been assured by this vendor that its software is year 2000 compliant. TGC made a few additional hardware upgrades in the fourth quarter of 1999 making the Company fully year 2000 compliant. To date all systems have performed correctly and the Company has not experienced any problems in year 2000.

     The Company anticipates that available funds, together with anticipated cash flows generated from future operations will be sufficient to meet the Company's cash needs during 2000, so long as the Company's one crew is employed, of which there is no assurance.

                           Forward-Looking Statements

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

ITEM 7. FINANCIAL STATEMENTS.

                               Financial Statements
                            December 31, 1999 and 1998

                                      CONTENTS

Report of Independent Certified Public Accountants                  p. 11
       Financial Statements

Balance Sheets                                                      p. 12
Statements of Operations                                            p. 14
Statement of Stockholders' Equity                                   p. 15
Statements of Cash Flows                                            p. 16
Notes to Financial Statements                                       p. 18

               Report of Independent Certified Public Accountants

Board of Directors and Stockholders
TGC Industries, Inc.

We have audited the accompanying balance sheets of TGC Industries, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TGC Industries, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Grant Thornton LLP

GRANT THORNTON LLP

Dallas, Texas
February 4, 2000

                            TGC Industries, Inc.

                               BALANCE SHEETS

                                December 31,


               ASSETS                                     1999         1998
                                                        ---------   ---------
CURRENT ASSETS


  Cash and cash equivalents                          $  1,898,674  $  702,999
  Trade accounts receivable                                    -    1,113,185
  Costs and estimated earnings in excess of billings

    on uncompleted contracts                                   -      144,972
  Prepaid expenses and other                               44,479     126,419
  Deferred income taxes                                        -      202,000
                                                        ---------   ---------
        Total current assets                            1,943,153   2,289,575

PROPERTY AND EQUIPMENT - at cost

  Machinery and equipment                              10,839,242  10,836,839
  Automobiles and trucks                                  600,703     706,810
  Furniture and fixtures                                  317,167     317,167
  Other                                                    18,144      18,144
                                                        ---------   ---------
                                                       11,775,256  11,878,960

      Less accumulated depreciation and amortization  ( 6,712,004) (4,903,212)
                                                        ---------   ---------
                                                        5,063,252   6,975,748

DEFERRED INCOME TAXES                                     202,000          -

OTHER ASSETS                                                  495         963
                                                        ---------   ---------
                                                       $7,208,900  $9,266,286

                                                        =========   =========


                                                       5

                              TGC Industries, Inc.

                            BALANCE SHEETS - CONTINUED

                                   December 31,

  LIABILITIES AND STOCKHOLDERS' EQUITY                     1999        1998
                                                        ---------   ---------
CURRENT LIABILITIES

  Line of credit                                   $         -     $  290,000
  Trade accounts payable                                 50,932       576,305
  Accrued liabilities                                    60,362       332,717
  Federal income taxes payable                               -         25,191
  Billings in excess of costs and estimated earnings

   on uncompleted contracts                                  -        532,446
  Current maturities of long-term obligations           739,468     1,403,637
                                                      ---------     ---------
        Total current liabilities                       850,762     3,160,296

LONG-TERM OBLIGATIONS, less current maturities        2,864,526       978,134

COMMITMENTS                                                  -             -

STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value;

   4,000,000 shares authorized;
   1,115,750 and 1,129,350 shares

   issued in 1999 and 1998, respectively              1,115,750     1,129,350
  Common stock, $.30 par value;
   25,000,000 shares authorized;
   2,285,318 and 2,204,130 shares issued

   in 1999 and 1998, respectively                       685,595       661,239
  Additional paid-in capital                          5,367,358     4,939,287
  Accumulated deficit                                (3,459,777)    1,386,706)
  Treasury stock, at cost (31,944

   shares in 1999 and 1998)                            (215,314)     (215,314)
                                                      ---------     ---------
                                                      3,493,612     5,127,856

                                                      ---------     ---------
                                                    $ 7,208,900   $ 9,266,286
                                                      =========     =========









        The accompanying notes are an integral part of these statements



                               TGC Industries, Inc.

                            STATEMENTS OF OPERATIONS

                             Years ended December 31,

                                                       1999            1998

Revenue                                             $ 4,600,708   $17,073,506

Cost and expenses

 Cost of services                                     5,201,342    13,818,972
 Selling, general and administrative                    878,940     1,160,228
 Interest expense                                       202,497       261,480
 Debt financing costs                                   391,000            -
                                                      ---------     ---------
                                                      6,673,779    15,240,680

        Income (loss) from operations

        before income taxes                          (2,073,071)    1,832,826

Income tax expense (benefit)

 Current                                                     -         33,224
 Deferred                                                    -        (32,000)
                                                      ---------     ---------
                                                             -          1,224
                                                      ---------     ---------

        Net earnings (loss)                          (2,073,071)    1,831,602

Less dividend requirements on preferred stock          (446,300)     (451,740)
                                                      ---------     ---------

        Earnings (loss) allocable to

        common stockholders                         $(2,519,371) $  1,379,862
                                                      =========     =========
Earnings (loss) per common share

 Basic                                                   $(1.13)         $.64
 Diluted                                                 $(1.13)         $.38

Weighted average number of common shares

 Basic                                                2,228,989     2,166,503
 Diluted                                              2,228,989     4,789,015






        The accompanying notes are an integral part of these statements


                              TGC Industries, Inc.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                           Additional

                    Preferred stock       Common stock      paid-in

                   Shares      Amount    Shares    Amount   capital

                   ------      ------    ------  ---------- -----------
Balances at

January 1, 1998    1,129,350 $1,129,350 2,190,629 $657,189 $5,377,076
Issuance of
stock warrants            -          -         -        -       2,813
Exercise of stock
options and warrants      -          -     13,501    4,050     11,138
Dividends on preferred
stock ($.40 per share)    -          -         -        -    (451,740)

Net earnings              -          -         -        -          -
Balances at
December 31, 1998  1,129,350  1,129,350 2,204,130  661,239  4,939,287
Issuance of
common stock              -          -     47,827   14,348     33,479
Conversion of
preferred stock      (13,600)   (13,600)   33,361   10,008      3,592
Stock warrants
issued with debt          -          -         -        -     391,000
Net loss                  -          -         -        -          -
---------  -------  ---------   ---------    -------   ---------
Balances at

December 31, 1999  1,115,750 $1,115,750 2,285,318 $685,595 $5,367,358
                   =========  ========= =========  =======  =========








                              TGC Industries, Inc.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                   (Continued)

                                           Accumulated  Treasury
                                            deficit       stock         Total

                                           -----------   --------       ------

Balances at

January 1, 1998                            $(3,218,308) $(215,314)  $ 3,729,993

Issuance of

stock warrants                                     -          -           2,813

Exercise of stock

options and warrants                               -          -          15,188

Dividends on preferred

stock ($.40 per share)                             -          -        (451,740)

Net earnings                                 1,831,602        -       1,831,602
                                             ---------    -------     ---------
Balances at

December 31, 1998                           (1,386,706)  (215,314)    5,127,856

Issuance of

common stock                                       -          -          47,827

Conversion of

preferred stock                                    -          -              -

Stock warrants

issued with debt                                   -          -         391,000

Net loss                                     (2,073,071)      -      (2,073,071)
                                              ---------    -------    ---------
Balances at

December 31, 1999                           $(3,459,777) $(215,314)$  3,493,612
                                              =========    =======    =========

         The accompanying notes are an integral part of these statements

                      TGC Industries, Inc.

                    STATEMENTS OF CASH FLOWS

                    Years ended December 31,

                                                      1999            1998
                                                    --------       --------
Cash flows from operating activities

  Net earnings (loss)                             $(2,073,071)   $ 1,831,602
  Adjustments to reconcile net earnings
   (loss) to net cash provided by
   operating activities

     Depreciation and amortization                  1,885,313      1,778,454
     Loss (gain) on disposal of property
       and equipment                                   (9,894)         4,487
     Deferred income taxes                                 -         (32,000)
     Debt financing costs                             391,000             -
  Changes in operating assets and liabilities

    Trade accounts receivable                       1,113,185      1,388,697
    Billings in excess of costs and
      estimated earnings on

      uncompleted contracts                          (387,474)    (1,838,237)
    Prepaid expenses                                   81,940          8,210
    Other assets                                          468         34,269
    Accounts payable                                 (525,373)      (834,363)
    Accrued liabilities                               (46,485)      (106,820)
    Federal income taxes payable                      (25,191)        25,191
                                                      -------      ---------
      Net cash provided by operating activities       404,418      2,259,490

Cash flows from investing activities

  Capital expenditures                                 (9,223)      (376,363)
  Proceeds from sale of property and equipment         46,300          3,400

                                                      -------      ---------
      Net cash provided by (used in)

       investing activities                            37,077       (372,963)

Cash flows from financing activities

  Dividends paid                                     (178,043)      (225,870)
  Net borrowings under line of credit                (290,000)       290,000
  Proceeds from issuance of debt                    3,112,500             -
  Principal payments of debt obligations           (1,890,277)    (1,386,194)
  Other                                                    -          18,001
                                                      -------      ---------
      Net cash provided by (used in)

       financing activities                           754,180     (1,304,063)

      Net increase in cash and cash equivalents     1,195,675        582,464

Cash and cash equivalents at beginning of year        702,999        120,535
                                                    ---------      ---------
Cash and cash equivalents at end of year           $1,898,674     $  702,999
                                                    =========       ========


                                                       9

                            TGC Industries, Inc.

                   STATEMENTS OF CASH FLOWS -  CONTINUED

                           Years ended December 31,

                                                 1999         1998

Supplemental cash flow information

  Interest paid                            $    192,462    $  247,931
  Income taxes paid                        $     22,000    $    8,033

Noncash investing and financing activities

  During 1998, the Company financed the acquisition of equipment through notes payable of $778,131.

  During 1999, the Company issued 47,827 shares of common stock to preferred stockholders electing to receive common stock in lieu of cash dividends.

       The accompanying notes are an integral part of these statements

                                                       10

                             TGC Industries, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                          December 31, 1999 and 1998

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

  Long-Lived Assets

  Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted cash flows estimated to be generated by those assets.

  Income Taxes

  Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

  Stock-Based Compensation

  Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25),

                             TGC Industries, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                          December 31, 1999 and 1998

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

NOTE C - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

  The components of uncompleted contracts are as follows:

                                                         December 31,
                                                      1999         1998

                                                     ------       ------
     Costs incurred on uncompleted contracts and

         estimated earnings                        $     -      $1,511,088
     Less billings to date                               -       1,898,562
                                                     ------      ---------
                                                   $     -     $  (387,474)
                                                     ======      =========

                             TGC Industries, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                          December 31, 1999 and 1998

NOTE C - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS  -
         Continued

  These components are included in the accompanying balance sheet under the following captions:

                                                         December 31,
                                                      1999         1998

                                                     ------       ------

     Costs and estimated earnings in excess of

         billings on uncompleted contracts          $     -     $ 144,972
     Billings in excess of costs and estimated
         earnings on uncompleted contracts                -      (532,446)
                                                      ------      -------

                                                    $     -     $(387,474)

                                                      ======      =======

NOTE D - ACCRUED LIABILITIES

  Accrued liabilities consist of the following:

                                                         December 31,
                                                      1999         1998

                                                     ------       ------

     Compensation and payroll taxes                  $13,387    $  39,800
     Dividends payable                                    -       225,870
     Insurance                                            -        26,686
     Other                                            46,975       40,361
                                                      ------      -------

                                                     $60,362     $332,717

                                                      ======      =======

                             TGC Industries, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                          December 31, 1999 and 1998

NOTE E - DEBT

  Long-term Obligations

  Long-term obligations consist of the following:

                                                          December 31,
                                                      1999           1998

                                                    --------      ---------
  Debenture payable to a corporation, maturing
    in December 2009, interest at 8.5%, payable

    semi-annually                                $2,500,000     $        -
  Note payable, interest at 4%, due in monthly
    installments of $552 including interest;
    collateralized by equipment and accounts

    receivable                                      108,342         110,452
  Note payable, interest at 4%, due in monthly
    installments of $1,130 including interest;
    collateralized by equipment and accounts

    receivable                                       40,923          52,357
  Notes payable to a finance company, interest
    at 11%, due in monthly installments of
    $50,267 including interest; collateralized

    by equipment                                    432,458         786,957
  Note payable to a bank, interest at 9.83%, due
    in monthly installments of $22,959
    including interest; collateralized by

    equipment and accounts receivable                    -          264,360
  Note  payable to a finance company, interest at
    9.5%, due in monthly installments of $5,143
    including interest; collateralized by

    equipment                                        90,666         127,107
  Note payable to a finance company, interest at
    8.7%, due in monthly installments of $5,038
    including interest; collateralized by

    equipment                                        98,079         133,887
  Note  payable to a finance company, interest at
    8.8%, due in monthly installments of $4,974
    including interest; collateralized by

    equipment                                       109,539         144,788
  Note  payable to a finance company, interest at
    9.4%, due in monthly installments of  $12,104
    including interest, collateralized by
    equipment                                       223,987         309,436
  Capital lease obligations, interest rates ranging
    from 10% to 13%                                      -          452,427
                                                  ---------         -------
                                                 $3,603,994      $2,381,771

                                                  =========       =========

                             TGC Industries, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                          December 31, 1999 and 1998

NOTE E - DEBT - Continued

   Aggregate maturities of long-term obligations at December 31, 1999 are as follows:

      Year ending

      December 31,

      ------------

        2000                                  $   739,468
        2001                                      244,225
        2002                                       15,475
        2003                                        5,854
        2004                                        2,594
        Thereafter                              2,596,378
                                                ---------
                                                3,603,994

          Less current maturities                 739,468

                                                ---------

                                               $2,864,526

                                                =========


  Subordinated Debt

  During 1999, the Company issued subordinated notes payable of $312,500 to officers and directors. The notes payable bore interest at 8% and were paid in full during December 1999.

  On December 14, 1999, the Company issued a $2,500,000 convertible subordinated debenture to a corporation. The debenture bears interest at 8.5%, payable semi-annually, and matures in December 2009. The debenture, at the corporation's option, may be converted into either preferred stock or common stock at a conversion price of $1.15 per share.

  Capital Lease Obligations

  Outstanding capital leases at December 31, 1998, matured in April 1999 and October 1999. Property under capital leases at December 31, 1998, was $1,732,066 less accumulated depreciation of $463,552.

                             TGC Industries, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                          December 31, 1999 and 1998

  NOTE E - DEBT - Continued

  Line of Credit

  At December 31, 1998, the Company had $290,000 outstanding under a revolving $1,000,000 bank line of credit which matured during November 1999.

  The fair value of debt obligations is estimated using discounted cash flows based on the Company's incremental borrowing rate for similar types of borrowings. A comparison of the carrying value and fair value of these instruments is as follows:

                                                         December 31,
                                                    1999              1998

                                                   -------          -------

    Carrying value                                $3,603,994      $2,671,771
    Fair value                                    $3,264,899      $2,602,828

NOTE F - STOCKHOLDERS' EQUITY

  Common Stock Split

  On November 5, 1998, the Board of Directors declared a one-for- three reverse stock split on the Company's common stock. Common stock as of January 1, 1998 has been restated to reflect this reverse split. All references to number of shares, except shares authorized, and to per share information in the financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

  Earnings Per Share

  A reconciliation of the numerators and denominators of the basic earnings per common share and diluted earnings per common share for the year ended December 31, 1998 is as follows:

                             TGC Industries, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                          December 31, 1999 and 1998

NOTE F - STOCKHOLDERS' EQUITY - Continued

                                                                  Per share

                                            Income        Shares    amount

    Net earnings                          $1,831,602
      Less dividend requirements on
      preferred stock                       (451,740)

                                           ---------
    Basic earnings per common share
      Income allocable to common

      stockholders                         1,379,862     2,166,503    $.64
                                                                        ==
    Effect of dilutive securities

      Stock options                                          3,592
      Warrants                                             109,253
      Convertible preferred stock            451,740     2,509,667
                                           ---------     ---------
    Diluted earnings per common share
      Income allocable to common

       stockholders plus assumed

       conversions                        $1,831,602     4,789,015    $.38
                                           =========     =========      ==

  Stock-Based Compensation Plans

  The Company's 1986 Incentive Stock Option Plan (the "1986 Plan") expired during July 1997. At December 31, 1999, options covering 6,335 shares of the Company's common stock were outstanding under the 1986 Plan. Options granted under the 1986 Plan must be exercised within five years from the date of grant. All options were exercisable at December 31, 1999, and will remain outstanding until they are exercised or canceled.

                             TGC Industries, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                          December 31, 1999 and 1998

NOTE F - STOCKHOLDERS' EQUITY - Continued

  The Company currently has in effect a 1993 Stock Option Plan (the "1993 Plan") covering a total of 283,334 shares of the Company's common stock. Options under the 1993 Plan must be granted at prices not less than the market price at the date of grant and must be exercised within five years from the date of grant. Options covering 45,004 shares are exercisable as follows: (i) one-third of the shares after the first twelve-month period following the date of grant, (ii) up to two-thirds of the shares after the first twenty-four month period following the date of grant, and (iii) all of the shares of stock subject to the option at any time after the first thirty-six month period following the date of grant. Options covering 35,000 shares are exercisable as follows: (i) one-third of the shares on January 1, 1999, and (ii) all of the shares after January 1, 2000. Options covering 37,100 shares are exercisable as follows: (i)one-third on October 21, 2000, and(ii) of the all shares after October 21, 2001. At December 31, 1999, outstanding options for 68,337 shares were exercisable.

  In conjunction with the spin-off of the Company's wholly-owned subsidiary, Chase Packaging Corporation (Chase), in 1996, options held by employees of Chase under the 1993 Plan were converted into a nonqualified plan. Options covering 53,058 shares were outstanding and exercisable at December 31, 1999.

  The Company has adopted only the disclosure provisions of SFAS 123. The Company will continue to apply APB 25 and related interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock grants been determined consistent with SFAS 123, the Company's net earnings (loss) and net earnings (loss) per common share for 1999 and 1998 would approximate the pro forma amounts indicated below:

                                     1999                      1998
                          As reported    Pro forma    As reported  Pro forma

                          -----------    ---------    -----------  ---------
  Net earnings (loss)     $(2,073,071)  $(2,093,544)  $1,831,602  $1,780,453
                            =========     =========    =========   =========
  Net earnings (loss)
    allocable to

    common stockholders   $(2,519,371)  $(2,539,844)  $1,379,862  $1,362,475
                            =========     =========    =========   =========
  Earnings (loss)
    per common share

       Basic                   $(1.13)       $(1.14)        $.64         $.63
       Diluted                 $(1.13)       $(1.14)        $.38         $.37


                                                       18

                             TGC Industries, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                          December 31, 1999 and 1998

NOTE F - STOCKHOLDERS' EQUITY - Continued

  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before December 31, 1994. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected volatility of 143% and 135% in 1999 and 1998, respectively; risk-free interest rate of 6.4% and 5.4% in 1999 and 1998, respectively; and expected life of 5 years for 1999 and 1998. The weighted average fair value of options granted during 1999 and 1998 was $.68 and $.70, respectively.

  The following table summarizes activity under the Plans:

                                                                  Weighted
                                                  Shares under     average

                                                     option     exercise price

   Balance at January 1, 1998                        125,400       $2.79
     Granted                                          35,000        1.00
     Exercised                                        (1,000)       1.13
     Canceled                                         (5,002)       3.00
                                                       -----
   Balance at December 31, 1998                      154,398        2.39
     Granted                                          37,100         .75
     Canceled                                        (15,001)       3.87

   Balance at December 31, 1999                      176,497       $1.92
                                                     =======        ====
   Exercisable at December 31:

     1998                                             99,398       $2.78
     1999                                            127,730       $2.34

  The following information applies to options outstanding at December 31, 1999:

                                         Weighted
                                          average

                                         remaining     Weighted

           Range of        Number        contractual    average
       exercise prices   outstanding       life      exercise price

       ---------------   -----------     ----------- --------------
         $.75 - 1.13      78,435             4.2        $  .89
         $2.40 - 3.00     98,062             1.4          2.74
                         -------
                         176,497                        $ 1.92
                         =======                          ====


                             TGC Industries, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                          December 31, 1999 and 1998

NOTE F - STOCKHOLDERS' EQUITY - Continued

  The following information applies to options exercisable at December 31, 1999:

          Range of              Number          Weighted average
       exercise prices       exercisable         exercise price

         $1.00 - 1.13           29,668               $1.03
         $2.40 - 3.00           98,062                2.74
                               -------
                               127,730               $2.34

                               =======                ====
  Stock Warrants

  At December 31, 1999, warrants covering 1,136,574 shares were outstanding. In connection with the issuance of subordinated notes payable during 1999, certain officers and directors received warrants covering 850,000 shares with a value of $391,000. These warrants have a strike price of $.30 and expire on July 31, 2009. Warrants covering 233,240 shares have a strike price of $1.13 per share and expire on December 31, 2000. Warrants covering 50,000 shares have a strike price of $2.40 and expire on December 27, 2000. Warrants to purchase 3,334 common shares have a strike price of $3.19 and expire on January 25, 2001.

  Preferred Stock

  During 1996, the Company issued 1,150,350 shares of Series C 8% convertible exchangeable preferred stock at $5.00 per share in a private placement offering with gross proceeds of approximately $5,800,000. The preferred stock is, at the option of the Company, exchangeable into 8% subordinated convertible debentures. The preferred stock and debentures are convertible into shares of the Company's common stock at the conversion price of (i) $2.00 per share if exercised by December 31, 2001, (ii) $3.75 per share if exercised from January 1, 2002 through December 31, 2002, and (iii) $6.00 per share thereafter.

  Dividends

  Holders of the Company's Series C 8% convertible exchangeable preferred stock will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8% per annum. The dividends are payable semi-annually during January and July of each year. At December 31, 1999, cumulative dividends of approximately $446,000 were in arrears.

                             TGC Industries, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                          December 31, 1999 and 1998

NOTE G - INCOME TAXES

  The income tax provision (benefit) reconciled to the tax computed at the statutory Federal rate is as follows:

                                                            Years ended
                                                            December 31,

                                                          1999        1998

    Federal tax expense (benefit) at statutory rate   $(704,844)   $ 623,161
    Meals and entertainment                               5,512        4,100
    Other                                               (41,298)       9,548
    Change in valuation allowance                       740,630     (635,585)
                                                        -------      -------
                                                      $      -     $   1,224
                                                        =======      =======


  Deferred tax assets and liability consist of the following:

                                                            December 31,
                                                          1999        1998

    Deferred tax assets

      Net operating loss carryforwards               $1,904,159   $1,208,233
      Other                                              33,046       47,864
    Deferred tax liability

      Property and equipment                           (729,981)    (789,503)
                                                      ---------      -------
                                                      1,207,224      466,594

      Less valuation allowance                       (1,005,224)    (264,594)
                                                      ---------      -------

      Net deferred tax asset                        $   202,000  $   202,000
                                                      =========      =======

  At December 31, 1999, the Company had net operating loss carryforwards of approximately $5,600,000 available to offset future taxable income, which expire at various dates through 2019. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits are more likely than not.

                             TGC Industries, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                          December 31, 1999 and 1998

NOTE H - 401(k) PLAN

  The Company has a 401(k) salary deferral plan which covers all employees who have reached the age of 20.5 years and have been employed by the Company for at least one year. The covered employees may elect to have an amount deducted from their wages for investment in a retirement plan. The Company makes contributions to the plan equal to 100% of each participant's salary reduction contributions to the plan up to 2% and 4.75% of the participant's compensation in 1999 and 1998, respectively. The Company's matching contribution to the plan was approximately $13,000 and $44,000 for the years ended December 31, 1999 and 1998, respectively.

NOTE I - CONCENTRATION OF CREDIT RISK

  The Company sells its geophysical services primarily to large independent oil and gas companies operating in the United States. The Company performs ongoing credit evaluations of its customer's financial condition and, generally, requires no collateral from its customers. At December 31, 1998, two customers accounted for approximately 99% of accounts receivable.

  During 1999, three customers accounted for 38%, 20% and 16% of the revenues of the Company, respectively. During 1998, three customers accounted for 24%, 22%, and 17% of the revenues of the Company, respectively.

NOTE J - CONTINGENCIES

  In conducting its activities, the Company from time to time is the subject of various claims arising from the ordinary course of business. In the opinion of management, the ultimate resolution of such claims is not expected to have a material adverse effect upon the financial position of the Company.

NOTE K - FOURTH QUARTER ADJUSTMENT

  During the fourth quarter of fiscal 1999, the Company recorded a charge to earnings of $391,000 for an adjustment related to debt financing costs incurred in connection with the issuance of debt securities with detachable stock warrants.

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

ITEM 10. EXECUTIVE COMPENSATION.

     The information required by Item 10 of Form 10-KSB is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption"Executive Compensation" in the proxy statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

     The information required by Item 11 of Form 10-KSB is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption"Security Ownership of Certain Beneficial Owners and Management" in the proxy statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information provided by Item 12 of Form 10-KSB is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption"Transactions with Management" in the proxy statement.

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

                3.3 Restated Articles of Incorporation (with amendment) as of November 6, 1998, filed as Exhibit 3.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and incorporated herein by reference.

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

                4.3 Statement of Resolution Establishing Series C 8% Convertible Exchangeable Preferred Stock of TGC Industries, Inc. as filed with the Secretary of State of Texas on December 30, 1998.

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

                4.6 Debenture Agreement dated December 10, 1999, with respect to the Company's $2,500,000 8 1/2% Convertible Subordinated Debenture, Series B payable to Wedge Energy Services, L.L.C.

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

               10.6   Agreement  for  Spin-off  of  Subsidiary  Stock  filed  as
                      Exhibit 1 to the Company's Form 8-K filed with the Commission on August 9, 1996 and incorporated herein by reference.

               10.7 Bill of Sale dated July 31, 1996 between TGC Industries, Inc. and Chase Packaging Corporation, filed as Exhibit
                      10.8 to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference.

               10.8 Amendment No. 1 to the 1993 Stock Option Plan as adopted by the Board of Directors on July 24, 1996, filed as
                      Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and incorporated herein by reference.

               10.9 Amendment No. 2 to the 1993 Stock Option Plan as adopted by the Board of Directors and approved by Company's Shareholders on June 4, 1998, filed as Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and incorporated herein by reference.

               10.10 Warrant Agreements and Warrant Certificates dated July 30, 1999 issued by the Company to JMS Inc. Cust FBO William J. Barrett Keogh, JMS Inc. Cust FBO Herbert M. Gardner Keogh, Edward L. Flynn, Allen T. McInnes, and Wayne A. Whitener in connection with the issuance by the Company of notes payable to such persons.

               10.11 Debenture Purchase Agreement dated December 10, 1999, between WEDGE Energy Services, L.L.C. and the Company with respect to the purchase by WEDGE of the Company's 8 1/2% Convertible Subordinated Debenture, Series B, for the cash consideration of $2,500,000 paid by WEDGE to the Company.

               10.12 Voting Agreement dated December 10, 1999, between the Company, WEDGE Energy Services, L.L.C., and the following shareholders of the Company: Allen McInnes, Wayne Whitener, Herbert Gardner, William J. Barrett and Edward
                      L. Flynn.

               10.13 The Company's 1999 Stock Option Plan as adopted by the Board of Directors on December 14, 1999.

               27.    Financial Data Schedule.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TGC INDUSTRIES, INC.

Date:  March 24, 2000                    By:/s/ WAYNE A. WHITENER
                                            President (Principal Executive
                                            Officer)

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 24, 2000             By:   /s/ALLEN T. McINNES

                                         Allen T. McInnes
                                         Chairman of the Board
                                         and Secretary

Date:  March 24, 2000             By:   /s/EDWARD L. FLYNN
                                         Edward L. Flynn
                                         Director


Date:  March 24, 2000             By:   /s/ WAYNE A. WHITNER
                                         Wayne A. Whitener
                                         President, Chief Executive
                                         Officer and Director


Date:  March 24, 2000             By:   /s/ KENNETH USELTON
                                         Kenneth Uselton
                                         (Principal Financial and
                                         Accounting Officer)


Date:  March 24, 2000             By:   /s/ WILLIAM J. BARRRETT
                                         William J. Barrett
                                         Director


Date:  March 24, 2000             By:   /s/ HERBERT M. GARDNER
                                         Herbert M. Gardner
                                         Director

                              EXHIBIT 4.6

                          DEBENTURE AGREEMENT

                                                                      12/10/99

                            DEBENTURE AGREEMENT

     8 1/2 % Convertible Subordinated Debenture, Series B Due December 1, 2009
                  Original Principal Amount $2,500,000

     THIS DEBENTURE AGREEMENT (the"Agreement") is made and entered into on this 10th day of December, 1999, by and between WEDGE Energy Services, L.L.C., a Delaware limited liability company ("Holder") and TGC Industries, Inc., a Texas corporation (the"Company").

                                   R E C I T A L S

     WHEREAS the Company is issuing this 8 1/2% Convertible Subordinated Debenture, Series B due December 1, 2009 in the original principal amount of $2,500,000 (the"Debenture" or the"Note") pursuant to the payment of $2,500,000 cash by Holder to the Company and the Company is paying to Holder all principal and accrued interest on that certain Advance Note in the principal amount of $300,000, payable by Company to Holder dated November 1, 1999, and as set forth in that certain Debenture Purchase Agreement of even date herewith (the "Purchase Agreement").

     WHEREAS the Company is now issuing to the Holder and the Holder is receiving such Debenture from the Company; and

     WHEREAS the parties hereto wish to set forth the terms and conditions of such Debenture;

     NOW, THEREFORE, in consideration of the premises and of the mutual agreements hereinafter set forth, the parties hereto agree as follows:

                               ARTICLE I

                              DEFINITIONS

     In addition to the terms defined elsewhere in this Agreement, the following terms shall have the meanings set forth below:

     Section 1.01. Capitalized Lease. The term"Capitalized Lease" shall mean any lease of real or personal property under which the rentals are required to be capitalized for financial reporting purposes in accordance with generally accepted accounting principles.

     Section 1.02. Common Stock. The term"Common Stock" shall mean the Common Stock, par value $.30 per share, of the Company.

     Section 1.03. Conversion Price. The conversion price per share of Common Stock, Senior Convertible Preferred Stock or Series D Convertible Preferred Stock into which the Debenture is convertible, which price is $1.15 per share, as such conversion price may be adjusted and readjusted from time to time in accordance with the terms of Section 8.05 hereof.

     Section 1.04. Event of Default. The term "Event of Default" shall mean an Event of Default as defined in Section 9.01 hereof.

     Section 1.05 Indebtedness. The term"Indebtedness" shall mean (a) indebtedness for money borrowed and deferred payment obligations representing the unpaid purchase price of property or stock, other than normal trade credits, which would be included in determining total liabilities shown on the liability side of a consolidated balance sheet of the Company and its Subsidiaries; (b) guarantees and endorsements of obligations of others, directly or indirectly, including obligations under industrial revenue and pollution control bonds, and all other repurchase agreements and indebtedness in effect guaranteed through an agreement, contingent or otherwise, to purchase such indebtedness, or to purchase or sell property, or to purchase or sell services, primarily for the purpose of enabling the debtor to make payment of the indebtedness or to assure the owner of the indebtedness against loss, or to supply funds to or in any manner invest in the debtor, or otherwise (but excluding guarantees and endorsements of notes, bills and checks made in the ordinary course of business); (c) indebtedness secured by any mortgage, lien, pledge, conditional sale agreement, title retention agreement, or other security interest or encumbrance upon property owned by the Company, or its Subsidiaries, even though such indebtedness has not been assumed; and (d) amounts due under Capitalized Leases as reflected on the balance sheet.

     Section 1.06. Interest Rate. The term"Interest Rate" shall mean an interest rate payable on the Debentures of 8 1/2% per annum and as set forth on the face of the Debenture.

     Section 1.07. Issuance Date. The term"Issuance Date" shall mean the date of issuance of the Debenture of December 10, 1999, as set forth on the face of the Debenture.

     Section 1.08. Maturity Date. The term"Maturity Date" shall mean December 1, 2009.

     Section 1.09. Debenture. The term"Debenture" shall mean the Debenture issued by the Company and concurrently herewith being acquired by the Holder, in the form set forth on Exhibit"A" attached hereto, as originally executed or as may from time to time be supplemented or amended pursuant to its provisions or the provisions hereof. If the Holder purchases or otherwise becomes the owner of more than one Debenture, the term"Debentures" shall include all of the Debentures owned by the Holder taken as a whole. The term"Debentures" shall mean all of the Debentures issued by the Company and governed by this Agreement and other Debenture Agreements of like tenor.

     Section  1.10.   Person.   The  term"Person"   shall  mean  an  individual,
partnership, corporation, trust or unincorporated organization, and a government or agency or political subdivision thereof.

     Section 1.11. Senior Convertible Preferred Stock The term "Senior Convertible Preferred Stock" shall mean that certain series of 8 1/2% Senior
Convertible  Preferred  Stock  as  described  in  Section  3.1 of  the  Purchase
Agreement.

     Section 1.12. Series D Convertible Preferred Stock The term "Series D Convertible Preferred Stock" shall mean that certain series of 8% Series D
Convertible  Preferred  Stock  as  described  in  Section  3.2 of  the  Purchase
Agreement.

     Section 1.13. Superior Indebtedness. The term"Superior Indebtedness" shall mean (a) Funded Debt, being all Indebtedness having a final maturity of more than one year, and all guarantees of Indebtedness extending more than one year, from its"date of origin" or which is renewable or extendable at the option of the obligor for a period or periods of more than one year from its date of origin, and all amounts due under Capitalized Leases reflected on the balance sheets; and (b) Current Debt, being all unsecured Indebtedness for money borrowed, payable on demand or having a maturity of not more than one year from the date of determination (other than current maturities of Funded Debt) and not extendable or renewable at the option of obligor.

     Section 1.14. Subsidiary. The term"Subsidiary" shall mean any corporation of which more than 80% (by number of votes) of the voting stock is owned by the Company or another Subsidiary.

                                 ARTICLE II

                                THE DEBENTURE

     Section 2.01. Debenture. This Debenture is in the principal amount of $2,500,000 and is being issued by the Company to the Holder pursuant to the payment of Two Million Five Hundred Thousand Dollars ($2,500,000) cash by Holder to the Company. In connection therewith, the Company shall pay to Holder all principal and accrued interest on that certain Advance Note in the principal amount of $300,000, payable by Company to Holder dated November 1, 1999, and the security interest in certain vehicles and additions thereto and substitutions therefor created by that certain Security Agreement between the Company as debtor and the Holder as secured party dated November 1, 1999, shall be terminated and the collateral with respect thereto shall be released and all title documents with respect to such vehicles held by the Holder shall be returned to the Company. The Holder hereby agrees to receive such Debenture from the Company pursuant to the terms of this Agreement, and the Company hereby agrees to issue, convey, transfer, and assign to the Holder, the Debenture free and clear of all liens, options, claims, and encumbrances of any kind or character whatsoever, except for applicable transfer restrictions required by federal and state securities laws. The Debenture may have such notations or legends as are required by applicable law. The Debenture shall be executed on behalf of the Company by its president or any vice president and attested to by its secretary of any assistant secretary. The Debenture shall recite upon its face the principal amount of indebtedness evidenced by the Debenture, the rate at which interest is payable on the Debenture, and the terms of repayment.

     Section 2.02. Acquisition Price. If the Debenture is being received from the Company upon issuance, the acquisition price for the Debenture shall be the aggregate principal amount thereof. No original issue discount is contemplated by the issuance of these Debentures.

     Section 2.03.  [Intentionally Omitted]

     Section 2.04. Registration. The Debentures shall be registered in the Debenture records of the Company as follows: The Company shall maintain a register of the issuance of the Debentures by recording the issuance date, the face amount, and the name and address of the initial holder and, upon transfer in accordance with Article X of this Agreement, each transferee of each of the Debentures upon the books of the Company. The Company shall be entitled to recognize the person registered in the register as the exclusive owner of a Debenture for the purposes of payment of principal and interest thereon, and the Company shall not be bound to recognize any equitable or other claim to or interest in such Debenture on the part of any other person, whether or not the Company has express notice thereof, except as otherwise provided by applicable law.

     Section 2.05. Interest on Debenture. Interest shall be payable on the outstanding principal amount of the Debenture at the Interest Rate. Interest on the Debenture shall be calculated on the basis of a 360-day year of twelve 30-day months. Interest shall be calculated semi-annually as of December 1 and June 1 of each year from the Issuance Date through the last such date prior to the Maturity Date and on the Maturity Date, and accrued interest as of each such date shall be due and payable fifteen calendar days after each such date, provided that the first such date on which interest shall be calculated and paid shall be the first such semi-annual date following the original issuance of the Debenture. If the Company fails to pay to the Holder any portion of cash interest that has accrued on the principal amount of the Debenture when payment is due, such unpaid portion of accrued interest shall continue to be due from and payable by the Company to the Holder until paid. Interest shall be payable in cash, provided that for each interest payment due and payable through January 1, 2001, the interest payment shall be by payment in kind securities by issuance of additional Debentures of like tenor as this Debenture with a principal amount equal to the amount of the cash interest payment which would have been paid ("PIK Interest"). For each interest payment due and payable after January 1, 2001, payment shall be by cash or by PIK Interest at the election of Holder by written notice to the Company, provided that the Company shall only pay PIK
Interest and not cash interest in the event the Company's earnings before deduction of interest, taxes, depreciation and amortization (EBITDA) for the six
(6) months ended with the previous quarter (for the December 1 payment:  the six
(6) months ended September 30; and for the June 1 payment: the six (6) months ended March 31) are less than one hundred twenty-five percent (125%) of the Company's obligation for such interest payment and for all other dividends and interest due and payable on all other outstanding securities of the Company as of such time. The Company hereby agrees that interest payments on the Debenture shall take priority over any preferred stock dividends payable to current holders of the Company's 8% Series C Convertible Exchangeable Preferred Stock.

     Section 2.06. Lost or Stolen Certificates. In the event the certificate representing the Debenture is destroyed, misplaced, or stolen, the Holder shall promptly notify the Company of such loss. In its discretion, the Company may, as a condition precedent to reissuing a new Debenture certificate, require the Holder to do one or more of the following things:

     (a) Deliver a notice to the Company in the form prescribed by the Company requesting the Company to stop transfer of such lost Debenture certificate;

     (b) Execute and deliver to the Company an affidavit of the facts covering the loss of the Debenture certificate; and

     (c) Execute and file any form required by any state or federal regulatory authority in connection with the loss of the Debenture certificate.

After the Holder has complied with such requirements as the Company deems necessary and appropriate, the Company shall cancel the lost certificate in its register and shall issue a new Debenture certificate to the Holder with terms and provisions identical to those contained in the lost certificate.

     Section 2.07. Governmental Charges. For any transfer of a Debenture or exchange of a Debenture for Debentures of another denomination, the Company may require from the Holder the payment of a sum sufficient to reimburse it for any stamp tax or other governmental charge incidental thereto.




                                ARTICLE III

                         PREPAYMENT OF DEBENTURES

     Section 3.01. Optional Prepayment of Debentures. The Company may, at any time after December 1, 2001, prepay the Debentures in whole or in part (in amounts of not less than $50,000) by payment of one hundred fifty-two and 174/1000 percent (152.174%) of the outstanding principal amount of the
Debentures, or portion thereof to be prepaid, and payment of the accrued interest thereon to the date of prepayment. Except as set forth in this Article III, the Company may not prepay the Debentures prior to maturity.

     Section 3.02. Notice of Prepayments. The Company shall give written notice of any prepayment of the Debentures pursuant to Section 3.01, to each holder thereof not less than thirty (30) days nor more than sixty (60) days before the date fixed for such optional prepayment. Such notice shall specify (i) such date, and (ii) the principal amount of the holder's Debentures to be prepaid and the aggregate principal amount of all Debentures to be prepaid. Notice of prepayment having been so given, one hundred fifty-two and 174/1000 percent (152.174%) of the aggregate principal amount of the Debentures specified in such notice, and the accrued interest thereon shall become due and payable on the prepayment date.

     Section 3.03. Allocation of Prepayments. All partial prepayments of the Debentures shall be applied on all outstanding Debentures then being prepaid ratably in accordance with the unpaid principal amounts of the Debentures.

     Section 3.04. Merger or Sale. In the event of the consolidation with or merger of the Company with or into another corporation or entity, or in the event of the sale, lease or conveyance to another corporation or entity of the assets of the Company as an entirety or substantially as an entirety, then, upon the written request of any Holder of the Debentures, the Company shall prepay such Holder's Debentures in whole by payment of one hundred percent (100%) of the principal amount of the Debentures and payment of the accrued interest thereon to the date of prepayment, within thirty (30) days of the Company's receipt of such written request.

                               ARTICLE IV

                FINANCIAL STATEMENTS AND OTHER INFORMATION.

     Section 4.01. Financial and Business Information. The Company agrees to furnish to you so long as you or your nominee are the holder of any Debenture and to each other holder of the then outstanding Debentures:

     (a) Quarterly Statements. Within 45 days after the end of each quarterly fiscal period (except the last) in each fiscal year of the Company, duplicate copies of:

     (1) consolidated balance sheets of the Company as of the close of such period,

     (2) consolidated statements of income and retained earnings and changes in financial position of the Company for such quarterly fiscal period and for the portion of the fiscal year ending with such period, and

          (3) consolidated statements of cash flows of the Company for the portion of the fiscal year ending with such period.

in each case (except (a)(1) above) setting forth in comparative form the figures for the corresponding period of the preceding fiscal year, all in reasonable detail and certified as having been prepared in accordance with generally accepted accounting principles, but subject to changes resulting from year-end adjustments, by an authorized financial officer of the Company.

     (b) Annual Statements. As soon as available and in any event within 90 days after the close of each fiscal year of the Company, duplicate copies of:

          (1) audited consolidated balance sheets of the Company as of the close of such fiscal year, and

     (2) audited consolidated statements of income and retained earnings and changes in financial position of the Company for such fiscal year.

In each case setting forth in comparative form the figures for the preceding fiscal year, all in reasonable detail and accompanied, in the case of audited statements, by an opinion thereon of a firm of independent public accountants of recognized national standing selected by the Company to the effect that the audited financial statements have been prepared in accordance with generally accepted accounting principals consistently applied (except for changes in which such accountants concur) and that the audit by such accountants in connection with financial statements has been made in accordance with generally accepted auditing standards.

     The financial statements delivered pursuant to paragraphs (a) and (b) above shall set forth the amounts charged in each of the periods involved for depreciation and amortization, and for interest expense.

     (c) Audit Reports. Promptly upon receipt thereof, one copy of each interim or special audit made by independent accountants of the books of the Company.

     (d) SEC and Other Reports. Promptly upon their becoming available, one copy of each financial statement, report, notice or proxy statement sent by the Company to stockholders generally, of each Form 8-K, 10-KSB, and 10-QSB, or any successor forms, and any registration statement or prospectus filed by the Company with any securities exchange or with the Securities Exchange Commission, and of all press releases and other statements made available generally by the Company to the public concerning material developments in the business of the Company.

     (e) Together with each set of quarterly statements and annual statements pursuant to paragraphs (a) and (b) above, a certificate of an executive officer of the Company that such financial statements are true and correct and that the Company is not then in default under the terms of this Debenture.

                               ARTICLE V

              REPRESENTATIONS AND WARRANTIES OF THE COMPANY

     The Company hereby represents and warrants to Holder as follows:

     Section 5.01. Corporate Organization. The Company is a corporation duly organized and validly existing and in good standing under the laws of the State of Texas and has all requisite corporate power and authority to carry on its business as now conducted and proposed to be conducted; the Company has all requisite corporate power and authority to enter into this Agreement, to issue the Debenture and the shares issuable upon the conversion thereof and to carry out the provisions and conditions of this Agreement and of the Debenture. The Company is duly qualified and authorized to do business and is in good standing as a foreign corporation in all states where the ownership of property or the nature of the business transacted by the Company makes such qualification necessary. The Company has 25,000,000 authorized shares of its Common Stock and 4,000,000 authorized shares of its preferred stock. As of December 1, 1999, the Company had 2,253,184 issued and outstanding shares of Common Stock, 1,115,750 issued and outstanding shares of preferred stock and 31,944 treasury shares. As of December 1, 1999, the Company had granted stock options which, if all were exercised, would equal 179,831 shares of Common Stock. As of December 1, 1999, the Company had issued one or more warrants which, if all are exercised, will in the aggregate equal 1,136,574 shares of Common Stock. Additionally, as of December 1, 1999, excluding the shares of Common Stock to be received by WEDGE upon its election to convert to Common Stock, there are 2,789,375 shares of Common Stock to be issued if all existing preferred stock holders were to elect to convert their shares to Common Stock.

     Section 5.02. Corporate Power. The Company has all requisite power and authority to enter into this Agreement, to issue, sell, convey, assign, and transfer the Debenture to the Holder, to own, operate, and lease its properties and other assets and to carry on its business as now being conducted in the place or places where such properties or other assets are now owned or leased and such business is now conducted. No provision of the Articles of Incorporation or Bylaws of the Company would preclude any of the transactions contemplated by this Agreement.

     Section 5.03. Corporate Authorization. The execution of this Agreement and the consummation of the transactions contemplated hereunder have been duly approved by all necessary corporate action of the Company.

     Section 5.04.Debenture. The Debenture deliverable by the Company to the Holder hereunder will be duly authorized and issued, free and clear of all liens, options, claims, and encumbrances of any kind or character whatsoever, except for applicable transfer restrictions required by federal and state securities laws.

     Section 5.05. Compliance with Material Agreements. The Company is not, and upon the issuance of the Debenture to the Holder, will not be in default under any material contract or agreement to which it is a party, which default might reasonably be anticipated to result in any material adverse change in the business, properties or condition (financial or otherwise) of the Company. So long as no Event of Default (as defined herein) shall have occurred, and be continuing with respect to the Debenture, the Company may pay dividends with respect to its equity securities in accordance with the terms and rights of such securities.

                               ARTICLE VI

               REPRESENTATIONS AND WARRANTIES OF HOLDER

     The Holder hereby represents and warrants to Company:

     Section 6.01. Power and Authority. The Holder has all requisite power and authority to enter into this Agreement and to acquire the Debenture. No provision of the Articles of Incorporation, Bylaws, or other governing instruments of the Holder would preclude any of the transactions contemplated by this Agreement.

     Section 6.02. Authorization. The execution of this Agreement and the consummation of the transactions contemplated herein have been duly approved by all necessary action, corporate and otherwise, of the Holder.

     Section 6.03. Investment Intent. The Holder is acquiring the Debenture solely for its own account and not with a view to, or for resale in connection with, any distribution or public offering thereof, within the meaning of any applicable securities laws and regulations.

                              ARTICLE VII

                             SUBORDINATION

     Section 7.01. Debentures Subordinated to Superior Indebtedness.
Anything in this Agreement or the Debentures to the contrary notwithstanding, the indebtedness evidenced by the Debentures (such indebtedness being hereinafter referred to as Subordinated Indebtedness) shall be subordinate and junior in right of payment, to the extent and in the manner hereinafter set forth, to (but only to) all Superior Indebtedness (as defined herein) of the Company.

     Section 7.02.  Payments on Subordinated Indebtedness.

     (a) So long as no default or event of default shall have occurred and be continuing with respect to any Superior Indebtedness under the terms thereof, the Company will pay the principal and interest on all Subordinated Indebtedness according to the terms thereof.

     (b) During the continuance of any default with respect to any Superior Indebtedness under the terms thereof, including, without limitation, any default in the payment of either principal or interest on any Superior Indebtedness, no payment of principal, premium or interest shall be made on the Subordinated Indebtedness, if either (i) notice of such default in writing or by facsimile has been given to the Company by the holder or holders of such Superior Indebtedness; or (ii) judicial proceedings shall be pending in respect of such default.

     Section 7.03. Insolvency, etc. In the event of (a) any insolvency, bankruptcy, receivership, liquidation, reorganization, readjustment, composition, or other similar proceeding relating to the Company or its property, (b) any proceeding for the liquidation, dissolution, or other winding-up of the Company, voluntary or involuntary, and whether or not involving insolvency or bankruptcy proceedings, (c) any assignment by the Company for the benefit of creditors, or (d) any distribution, division, marshaling, or application of any of the properties or assets of the Company or the proceeds thereof to creditors, voluntary or involuntary, and whether or not involving legal proceedings, then and in such event:

     (i) all Superior Indebtedness shall first be paid in full (including all principal, premium, if any, and interest, including interest accruing after the commencement of any such proceeding) before any payment or distribution of any character, whether in cash, securities, or other property (other than securities of the Company or any other corporation provided for by a plan of reorganization or readjustment or similar plan, the payment of which is subordinated, at least to the extent provided in this Article VII with respect to Subordinated Indebtedness, to the payment of all Superior Indebtedness at the time outstanding and to any securities issued in respect thereof under any such plan) is made in respect of any Subordinated Indebtedness;

     (ii) all principal and premium, if any, and interest on the Subordinated Indebtedness shall forthwith become due and payable, and any payment or distribution of any character, whether in cash, securities, or other property (other than securities of the Company or any other corporation provided for by a plan of reorganization or readjustment or similar plan, the payment of which is subordinated, at least to the extent provided in this Article VII with respect to Subordinated Indebtedness, to the payment of all Superior Indebtedness at the time outstanding and to any securities issued in respect thereof under any such plan) which would otherwise (but for the terms hereof) be payable or deliverable in respect of any Subordinated Indebtedness, shall be paid or delivered directly to the holders of the Superior Indebtedness, until all Superior Indebtedness shall have been paid in full, the holders of the Subordinated Indebtedness at the time outstanding irrevocably authorize, empower, and direct all receivers, trustees, liquidators, conservators, fiscal agents, and others having authority in the premises to effect all such payments and deliveries;

               (iii) each holder of the Subordinated Indebtedness at the time outstanding irrevocably authorizes and empowers each holder of the Superior Indebtedness or such holder's representative to demand, sue for, collect, and receive such holder's ratable share of all such payments and distributions and to receipt therefor, and to file and prove all claims therefor and take all such other action, in the name of such holder or otherwise, as such holder of the Superior Indebtedness or such holder's representative may determine to be necessary or appropriate for the enforcement of this Section 7.03; and

               (iv) the holders of the Subordinated Indebtedness shall execute and deliver to each holder of the Superior Indebtedness or such holder's representative all such further instruments confirming the above authorization, and all such powers of attorney, proofs of claim, assignments of claim, and other instruments, and shall take all such other action as may be requested by such holder of the Superior Indebtedness or such holder's representative to enforce all claims upon or in respect of the Subordinated Indebtedness.

For all purposes of this Agreement, Superior Indebtedness shall not be deemed to have been paid in full unless the holders thereof shall have received cash equal to the amount of principal, premium, if any, and interest in respect of all Superior Indebtedness at the time outstanding, and in case there are two or more holders of the Superior Indebtedness any payment or distribution required to be paid or delivered to the holders of the Superior Indebtedness shall be paid or delivered to such holders ratably according to the respective aggregate amounts remaining unpaid on the Superior Indebtedness of such holders.

     Section 7.04. Payments and Distributions Received. If any payment or distribution of any character (whether in cash, securities, or other property) or any security shall be received by any holder of any of the Subordinated Indebtedness in contravention of any of the terms of this Article VII, and except as permitted by Section 7.03 or Section 7.06, such payment or distribution or security shall be held in trust for the benefit of, and shall be paid over or delivered and transferred to, the holders of the Superior
Indebtedness for application to the payment of all Superior Indebtedness remaining unpaid, to the extent necessary to pay all such Superior Indebtedness in full. In the event of the failure of any holder of any of the Subordinated Indebtedness to endorse or assign any such payment, distribution or security, any holder of the Superior Indebtedness or such holder's representative is hereby irrevocably authorized to endorse or assign the same.

     Section 7.05. Subrogation. In the event that cash, securities, or other property otherwise payable and deliverable to the holders of the Subordinated Indebtedness shall have been applied pursuant to Section 7.03 or Section 7.04 to the payment of Superior Indebtedness in full, then and in each such case, the holders of the Subordinated Indebtedness shall be subrogated to any rights of any holders of Superior Indebtedness to receive further payments or distributions in respect of or applicable to the Superior Indebtedness.

     Section 7.06. Acceleration of Subordinated Indebtedness. In case any Subordinated Indebtedness is declared due and payable because of the occurrence of an Event of Default with respect to the Subordinated Indebtedness under circumstances when the terms of Section 7.03 are not applicable, the holders of such Subordinated Indebtedness shall not be entitled to receive payment or distribution in respect thereof until all Superior Indebtedness at the time outstanding shall have been paid in full; provided, however, that, so long as such Event of Default does not constitute a default or event of default with respect to any Superior Indebtedness, the holders of the Subordinated Indebtedness shall continue to be entitled to receive (i) current interest payments, (ii) regularly scheduled prepayments pursuant to Section 3.01, and
(iii) payments due at the stated maturity, notwithstanding such declaration.

     Section 7.07. Notice. In the event that any Subordinated Indebtedness shall become due and payable before its expressed maturity on demand of the holder thereof as the result of the occurrence of a default or event of default, the Company will give prompt notice in writing of such happening to each holder of Superior Indebtedness.

     Section 7.08. Subordination Not Affected, etc. The terms of this Article VII, the subordination effected hereby, and the rights of the holders of the Superior Indebtedness shall not be affected by (a) any amendment of or addition or supplement to any Superior Indebtedness or any instrument or agreement relating thereto, (b) any exercise or non-exercise of any right, power, or remedy under or in respect of any Superior Indebtedness or any instrument or agreement relating thereto, or (c) any waiver, consent, release, indulgence, extension, renewal, modification, delay, or other action, inaction or omission, in respect of any Superior Indebtedness or any instrument or agreement relating thereto or any security therefor or guaranty thereof, whether or not any holder of any Subordinated Indebtedness shall have had notice or knowledge of any of the foregoing. In addition, in the event that any holder or prospective holder of Superior Indebtedness reasonably requires a modification or amendment of the terms of this Article VII with respect to the subordination of the Subordinated Indebtedness, the Holder agrees to execute any such modification or amendment to this Article VII with respect thereto.

     Section 7.09. Obligations Unimpaired. No present or future holder of Superior Indebtedness shall be prejudiced in the right to enforce subordination of the Subordinated Indebtedness by any act or failure to act on the part of the Company. The provisions of this Article VII are solely for the purpose of defining the relative rights of the holders of Superior Indebtedness on the one hand and the holders of Subordinated Indebtedness on the other hand, and nothing in this Article VII shall (a) impair as between the Company and the holder of any Subordinated Indebtedness the obligation of the Company, which is unconditional and absolute, to pay to the holder thereof the principal, premium, if any, and interest thereon in accordance with the terms thereof, or (b) prevent the holder of any Subordinated Indebtedness from exercising all remedies otherwise permitted by applicable law under this Agreement, subject to the rights, if any, under this Article VII of the holders of Superior Indebtedness.

     Section 7.10. Securities Subordinate to Debenture. All equity securities of the Company shall be subordinate and junior in right of payment as to dividends, and on liquidation, to the rights of the Debenture to payment of principal and interest and on liquidation.

                            ARTICLE VIII

                      CONVERSION OF DEBENTURES

     Section 8.01. Conversion Privilege. The unpaid principal amount of any Debenture or any portion thereof may, at the election of the holder thereof, at any time after the date of such Debenture be converted into (a) shares of Common Stock at the conversion price per share of Common Stock of One Dollar and Fifteen Cents ($1.15) or (b) shares of Senior Convertible Preferred Stock, at the conversion price per share of such Senior Convertible Preferred Stock of One Dollar and Fifteen Cents ($1.15), provided that if the holders of the Company's 8% Series C Convertible Exchangeable Preferred Stock ("Series C Preferred Stock") do not provide the necessary waivers under the terms thereof with respect to the issuance of the Senior Convertible Preferred Stock, then the Debenture at the Holders' option may be converted into shares of Series D Convertible Preferred Stock with terms which are pari passu with the Company's Series C Preferred Stock, or any outstanding series of preferred stock of the Company with rights and terms superior thereto, at the conversion price per share of Series D Convertible Preferred Stock of One Dollar and Fifteen Cents ($1.15), further provided that, in any event, such Senior Convertible Preferred Stock or Series D Convertible Preferred Stock issued to the Holder on such conversion shall itself have conversion rights into shares of Common Stock which provide that each share of preferred stock shall be initially convertible into one (1) share of Common Stock, as such conversion price may be adjusted and readjusted from time to time in accordance with Section 8.05 hereof (such conversion price, as so adjusted and readjusted and in effect at any time, being herein called the "Conversion Price"), into the number of fully paid and non-assessable shares of Common Stock determined by dividing (x) the aggregate principal amount of the Debentures to be so converted by (y) the Conversion Price in effect at the time of such conversion.

     Section 8.02.  Manner of Conversion; Partial Conversion, etc.

     (a) Any Debenture may be converted in whole or in part by the holder thereof by surrender of such Debenture, accompanied by a written statement designating the principal amount of such Debenture to be converted and stating the name and address of the person in whose name certificates for shares of Common Stock are to be registered, at the office of the Company specified in or pursuant to Section 15.01. Upon any such partial conversion of a Debenture, the Company at its expense will forthwith issue and deliver to or upon the order of the holder thereof a new Debenture or Debentures in principal amount equal to the unpaid and unconverted principal amount of such surrendered Debenture, such new Debenture or Debentures to be dated and to bear interest from the date to which interest has been paid on such surrendered Debenture. Each conversion shall be deemed to have been effected as of the close of business on the date on which such Debenture shall have been so surrendered to such office, and at such time the rights of the holder of such Debenture as such shall, to the extent of the principal amount thereof converted, cease, and the person or persons in whose name or names any certificate or certificates for shares of Common Stock shall be issuable upon such conversion shall be deemed to have become the holder or holders of record thereof.

     (b) The Company shall pay all cash interest on any Debenture or portion of any Debenture surrendered for conversion to the date of such conversion.

     Section 8.03. Delivery of Stock Certificates. As promptly as practicable after the conversion of any Debenture in full or in part, and in any event within 20 days thereafter, the Company at its expense (including the payment by it of any applicable issue taxes) will issue and deliver to the holder of such Debenture, or as such holder (upon payment by such holder of any applicable transfer taxes) may direct, a certificate or certificates for the number of full and fractional shares of Common Stock issuable upon such conversion.

     Section 8.04.  Shares to be Fully Paid; Reservation of Shares.

The Company covenants and agrees that all shares of Common Stock which may be issued upon conversion of the Debentures will, upon issuance, be fully paid and non-assessable and free from all taxes, liens, and charges with respect to the issue thereof; and without limiting the generality of the foregoing, the Company covenants and agrees that it will from time to time take all such action as may be requisite to assure that the par value (if any) per share of the Common Stock is at all times equal to or less than the then effective purchase price per share of the Common Stock issuable upon conversion of the Debentures. The Company further covenants and agrees that the Company will at all times have authorized, and reserved for the purpose of issue or transfer upon the conversion of the Debentures, a sufficient number of shares of its Common Stock to provide for the conversion of the Debentures.

     Section 8.05. Conversion Price Adjustments. The Conversion Price shall be subject to adjustment from time to time as follows:

     (a) Stock Dividends, Subdivisions, Reclassifications or Combinations. If the Corporation shall (i) declare a dividend or make a distribution on its Common Stock in shares of its Common Stock, (ii) subdivide or reclassify the outstanding shares of Common Stock into a greater number of shares, or (iii) combine or reclassify the outstanding Common Stock into a smaller number of shares, the Conversion Price in effect at the time of the record date for such dividend or distribution or the effective date of such subdivision, combination or reclassification shall be proportionately adjusted so that the holder of any Debentures surrendered for conversion after such date shall be entitled to receive the number of shares of Common Stock which he would have owned or been entitled to receive had such Debentures been converted immediately prior to such date. Successive adjustments in the Conversion Ratio shall be made whenever any event specified above shall occur.

          (b) Other Distributions. In case the Corporation shall fix a record date for the making of a distribution to all holders of shares of its Common Stock (i) of shares of any class other than its Common Stock or (ii) of evidences of indebtedness of the Corporation or any Subsidiary or (iii) of assets (excluding cash dividends or distributions, and dividends or distributions referred to in subparagraph 8.05(a) above), or (iv) of rights or warrants, in each such case of (i) through (iv) the Conversion Price in effect immediately prior thereto shall be immediately thereafter proportionately adjusted for such distribution so that the holder of Debentures would be entitled to receive the fair market value (as determined by the Board of Directors, whose determination in good faith shall be conclusive) of what a Holder would have been entitled to receive had such Debentures been converted prior to such distribution. Such adjustment shall be made successively whenever such a record date is fixed. In the event that such distribution is not so made, the Conversion Price then in effect shall be readjusted, effective as of the date when the Board of Directors determines not to distribute such shares, evidences of indebtedness, assets, rights or warrants, as the case may be, to the Conversion Price which would then be in effect if such record date had not been fixed.

          (c) Consolidation, Merger, Sale, Lease or Conveyance. In case of any consolidation with or merger of the Corporation with or into another corporation, or in case of any sale, lease or conveyance to another corporation of the assets of the Corporation as an entirety or substantially as an entirety, the Debentures shall after the date of such consolidation, merger, sale, lease or conveyance be convertible into the number of shares of stock or other securities or property (including cash) to which the shares of Common Stock issuable (at the time of such consolidation, merger, sale, lease or conveyance) upon conversion of such Debenture would have been entitled to upon such consolidation, merger, sale, lease or conveyance; and in any such case, if necessary, the provisions set forth herein with respect to the rights and interests thereafter of the holders of the Debentures shall be appropriately adjusted so as to be applicable, as nearly as may reasonably be, to any shares of stock or other securities or property thereafter deliverable on the conversion of the Debentures.

     Section 8.06. Statement Regarding Adjustments. Whenever the Conversion Price shall be adjusted as provided in Section 8.05, the Corporation shall forthwith file, at the principal office of the Corporation, a statement showing in detail the facts requiring such adjustment and the Conversion Price that shall be in effect after such adjustment, and the Corporation shall also cause a copy of such statement to be sent by mail, first class postage prepaid, to each holder of Debentures, at its address appearing on the Corporation's records. Where appropriate, such copy may be given in advance and may be included as part of a notice required to be mailed under the provisions of Section 8.07.

     Section 8.07. Notice to Holders. In the event the Corporation shall propose to take any action of the type described in Section 8.05, the Corporation shall give written notice to each holder of Debentures, in the manner set forth in
Section 8.06, which notice shall specify the record date, if any, with respect to any such action and the approximate date on which such action is to take place. Such notice shall also set forth such facts with respect thereto as shall be reasonably necessary to indicate the effect of such action (to the extent such effect may be known at the date of such notice) on the Conversion Price and the number, kind or class of shares which shall be deliverable upon conversion of Debentures. In the case of any action which would require the fixing of a record date, such written notice shall be given at least 15 days prior to the taking of such action. Failure to give such written notice, or any defect therein, shall not affect the legality or validity of any such action.

     Section 8.08. Costs. The Corporation shall pay all documentary, stamp, transfer or other transactional taxes attributable to the issuance or delivery of shares of Common Stock upon conversion of any Debentures; provided that the Corporation shall not be required to pay any taxes which may be payable in respect of any transfer involved in the issuance or delivery of any certificate for such shares in a name other than that of the holder of the Debentures, in respect of which shares are being issued.

                                 ARTICLE IX

                            DEFAULT AND REMEDIES

     Section 9.01. Event of Default. As used in this Agreement and the accompanying Debenture, the term"Event of Default" shall mean any one of the following:

     (a) a default in the payment of interest on any Debenture when due and such default shall continue for more than fifteen (15) days from such due date;
     (b) a default in the payment of the principal of Debentures at maturity or at any date fixed in any notice for prepayment;

     (c) the Company sells or otherwise disposes of all or substantially all of its assets to any Person;

     (d) a default in the observance or performance of any covenant or provision of this Agreement or of the Purchase Agreement which is not remedied within thirty (30) days after written notice thereof to the Company by the holder of any Debenture;

     (e) any representation or warranty made by the Company herein or in the Purchase Agreement, or made by the Company in any written statement or certificate furnished by the Company in connection with the consummation of the issuance and delivery of the Debentures or furnished by the Company pursuant hereto, is untrue in any material respect as of the date of the issuance or making thereof;

     (f) final judgment or Judgments for the payment of money aggregating in excess of $250,000 is or are outstanding against the Company or any Subsidiary or against any of the property or assets of the Company or any Subsidiary and any one of such judgments has remained unpaid, unvacated, unbonded or unstayed by appeal or otherwise for a period of thirty (30) days from the date of its entry;

     (g) the Company or any Subsidiary becomes insolvent or bankrupt, is generally not paying its debts as they become due or makes an assignment for the benefit of creditors, or the Company or any Subsidiary causes or suffers an order for relief to be entered with respect to it under applicable Federal bankruptcy law or applies for or consents to the appointment of a custodian, trustee or receiver for the Company or any Subsidiary or for the major part of the property of the Company or any Subsidiary;

     (h) a custodian, trustee or receiver is appointed for the Company or any Subsidiary or for the major part of the property of the Company or any Subsidiary and is not discharged within sixty (60) days after such appointment; or

     (i) bankruptcy, reorganization, arrangement or insolvency proceedings, or other proceedings for relief under any bankruptcy or similar law or laws for the relief of debtors, are instituted by or against the Company or any Subsidiary and, if instituted against the Company or any Subsidiary, are consented to or are not dismissed within sixty (60) days after such institution.

     Section 9.02.  Default Remedies.

     (a) Upon the  occurrence  of an Event of Default,  the Holder may, upon ten
(10) days prior written notice to the Company, declare the Debenture to be, and the outstanding principal amount of the Debenture shall thereupon be and become, forthwith due and payable in cash, together with interest accrued thereon; and

     (b) If an Event of Default occurs, the Holder may proceed to protect and enforce its rights by a suit in equity, action at law, or other appropriate proceeding, whether for the specific performance of any agreement contained herein or for an injunction against a violation of any of the terms or provisions hereof, or in aid of the exercise of any power granted herein or by law.

     Section 9.03. Waiver of Events of Default. The holders of 51 percent (51%) of the aggregate principal amount of the Debentures outstanding may at any time waive an existing Event of Default and its consequences.

                                   ARTICLE X

                            TRANSFER OF DEBENTURE

     Section 10.01. Restriction on Transfer. In addition to any other restrictions on transfer of the Debenture imposed by this Article X, the Holder may transfer or assign his, her, or its rights and obligations under this Agreement only in conjunction with the transfer or assignment of the Debenture.

     Section 10.02. Requirements of Transfer. No transfer of the Debenture shall be valid and effective unless and until (a) the transferor executes a written assignment of the Debenture or executes a separate power of attorney indicating his intent to transfer ownership, (b) the transferee executes a Debenture Agreement, which shall be identical to this Agreement except for the Holder's name and the date of execution, and (c) the transferor delivers written transfer instructions (i) signed by the transferor and the transferee, (ii) stating the name and mailing and residence address of the transferee, and (iii) stating the desired effective date of such change of ownership. If the transferee fails to execute a Debenture Agreement, the transferee's signature on the instructions of transfer will be deemed to constitute the transferee's assent to the terms of the Debenture and the Debenture Agreement.

     Section 10.03. Registration of Transfer. Transfer of the Debenture shall be registered upon the Company's register of Debentures following the Company's receipt of all documents necessary to effect transfer in accordance with Section
10.02. Such documents may be either personally delivered by the transferor or transferee or mailed to the Company in accordance with Section 15.01 hereof.

     Section 10.04. Effective Date of Transfer. The effective date of the transfer recorded on the Company's register of Debentures shall be the date requested in the instructions of transfer; the effective date shall not, however, precede the date of the most recent payment date of interest with respect to such Debenture. In the event such date precedes the date of the most recent payment of interest on the Debenture or if the desired date is omitted from the instructions of transfer, the Company may in its discretion honor the transfer, and, in such case, the effective date of transfer shall be the first date at which the Company is in receipt of all of the items required by Section
10.02 hereof.

     Section 10.05. Transferee as Holder. Upon completion of a transfer in accordance with the provisions provided in this Article X, such Transferee shall be considered the Holder as if the transferee had been the original party to execute this Agreement.

     Section 10.06. Issuance of New Certificates. Upon a transfer in accordance with this Article X, and upon delivery by the transferor of his, her, or its Debenture certificate representing the Debenture being transferred, the Company shall cancel such Debenture certificate and shall issue a new certificate in the transferee's name. Such new certificate shall be issued in accordance with
Article II hereof, and its provisions will be identical to those of the old Debenture certificate except as to the Holder's name and the date of execution, which date on the new certificate shall be the same as the effective transfer date in accordance with Section 10.04 hereof.

     Section 10.07. Legend on Debenture. The Debenture shall bear the following legend:

     "THIS DEBENTURE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE"ACT") OR THE SECURITIES LAWS OF ANY STATE, AND HAS BEEN ISSUED PURSUANT TO EXEMPTIONS FROM SUCH REGISTRATION AND QUALIFICATION REQUIREMENTS. THIS DEBENTURE MAY NOT BE SOLD, TRANSFERRED, OR ASSIGNED WITHOUT THE PERMISSION OF THE ISSUER AND UNLESS THIS DEBENTURE SHALL HAVE BEEN DULY REGISTERED UNDER THE ACT AND REGISTERED OR QUALIFIED UNDER APPLICABLE STATE SECURITIES LAWS, OR, IN THE OPINION OF COUNSEL SATISFACTORY TO THE ISSUER, REGISTRATION AND QUALIFICATION OF THE DEBENTURE SHALL NOT BE REQUIRED. THIS DEBENTURE IS SUBJECT TO AND ITS TRANSFER IS RESTRICTED BY THE TERMS AND PROVISIONS OF THAT CERTAIN DEBENTURE AGREEMENT, DATED DECEMBER 1, 1999, EXECUTED BY AND BETWEEN THE COMPANY AND THE HOLDER OF THIS DEBENTURE, A COPY OF WHICH IS ON FILE IN THE OFFICES OF THE COMPANY."

                                 ARTICLE XI

                             REGISTRATION RIGHTS

     Section 11.01. Registration on Request. Upon the written request of any holder or holders of at least fifty-one percent (51%) in the aggregate principal amount of the Debentures and/or fifty-one percent (51%) of the shares of Common Stock, Senior Convertible Preferred Stock and/or Series D Convertible Preferred Stock ("Shares") issued upon conversion of such Debentures, which request shall state the intended method of disposition by such holder or holders and shall request that the Company effect the registration of all or part of such Shares, or the Shares issuable upon the conversion of such Debentures, or both, under the Securities Act of 1933, as amended (the"Act"), the Company will promptly give written notice of such requested registration to all holders of outstanding Debentures and Shares, and thereupon will use its best efforts to effect the registration under the Act of:

     (a) the Shares which the Company has been so requested to register, for disposition in accordance with the intended method of disposition stated in such request, and

     (b) all other outstanding Shares, or Shares issuable upon the conversion of Debentures, the holders of which shall have made written request (stating the intended method of disposition of such securities by such holders) to the Company for registration thereof within thirty (30) days after the receipt of such written notice from the Company, all to the extent requisite to permit the disposition (in accordance with the intended methods thereof as aforesaid) by the holders of the Shares so registered and to maintain such registration in effect for a period of twenty-four (24) months; provided, that the Company shall not be required to register or use its best efforts to effect any registration of Shares under the Act pursuant to this Section 11.01 more than once. In the event that, as a result of such registration, another person with incidental registration rights granted by the Company requests that the Company include securities of such person in such registration, such request will not result in a reduction in the number of securities of the holder or holders of the Debentures and/or Shares to be included in such registration.

     The Company shall have no obligation to register or use its best efforts to effect any registration of Shares under the Act pursuant to this Article XI which would be in conflict with the obligations of any holder or holders of Debentures and/or Shares under any confidentiality agreement between such holder or holders and the Company entered into in connection with the offering of the Debentures to such holder or holders.

     Section 11.02. Incidental Registration. If the Company at any time proposes to register any of its securities under the Act (otherwise than pursuant to
Section 11.01 and other than a registration on Form S-8, or the form, if any, which supplants such Form), it will each such time give written notice to all holders of outstanding Debentures and Shares of its intention to do so and, upon the written request of any such holder made within thirty (30) days after the receipt of any such notice (which request shall specify the Shares intended to be disposed of by such holder and state the intended method of disposition thereof), the Company will use its best efforts to cause all such outstanding Shares, or Shares issuable upon the conversion of Debentures, the holders of which shall have so requested the registration thereof, to be registered under the Act to the extent requisite to permit the disposition (in accordance with the intended methods thereof as aforesaid) of the Shares so registered; provided that, if in the good faith judgment of the managing underwriter or underwriters of a then proposed public offering of the Company's securities, such registration of such Shares would materially and adversely affect such public offering, then in such event the number of Shares and other securities to be registered by the Company, including, without limitation, securities to be registered pursuant to any other registration rights which have been granted by the Company, shall each be proportionally reduced to such number as shall be acceptable to the managing underwriter, subject to Section 11.01.

     Section 11.03. Registration Procedures. If and whenever the Company is required to use its best efforts to effect or cause the registration of any Shares under the Act as provided in this Article XI, the Company will, as expeditiously as possible:

     (a)  prepare  and  file  with  the  Securities   and  Exchange   Commission
(the"Commission") a registration statement with respect to such Shares and use its best efforts to cause such registration statement to become effective;

     (b) prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective for such period not exceeding a period of twenty-four (24) months as may be necessary to comply with the provisions of the Act with respect to the disposition of all Shares covered by such registration statement during such period in accordance with the intended methods of disposition by the seller or sellers thereof set forth in such registration statement;

     (c) furnish to each seller of such Shares such number of copies of such registration statement and of each such amendment and supplement thereto (in each case including all exhibits), such number of copies of the prospectus included in such registration statement (including each preliminary prospectus and, if any seller shall so request, a summary prospectus), in conformity with the requirements of the Act, and such other documents, as such seller may reasonably request in order to facilitate the disposition of the Shares owned by such seller;

     (d) use its best efforts to register or qualify such Shares covered by such registration statement under such other securities or blue sky laws of such jurisdictions as each seller shall reasonably request, and do any and all other acts and things which may be reasonably necessary or advisable to enable such seller to consummate the disposition in such jurisdictions of the Shares owned by such seller; and

     (e) notify each seller of any such Shares covered by such registration statement, at any time when a prospectus relating thereto is required to be delivered under the Act within the period mentioned in subdivision (b) of this
Section 11.03, of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing, and at the request of any such seller prepare and furnish to such seller a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such Shares, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing.

     Section 11.04. Registration Expenses. All expenses incident to the Company's performance of or compliance with this Article XI, including, without limitation, all registration and filing fees, fees and expenses of complying with securities or blue sky laws, printing expenses and fees and disbursements of counsel for the Company and of independent pubic accountants, but excluding underwriting commissions and discounts, the fees of any counsel engaged by the Holder, and any filing fees associated with shares of Senior Convertible Preferred Stock or Series D Convertible Preferred Stock, but not Common Stock, being listed with a national securities exchange or quoted on the NASDAQ National Market System or Small Cap Market, shall be borne by the Company.

     Section 11.05. Indemnification.

     (a) In the event of any registration of any Shares under the Act pursuant to this Article XI, the Company will, to the extent permitted by law, indemnify and hold harmless the seller of such Shares and each underwriter of such securities and each other person, if any, who controls such seller or underwriter within the meaning of the Act, against any losses, claims, damages, or liabilities, joint or several, to which such seller or underwriter or controlling person may become subject, under the Act or otherwise, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of or are based upon (i) any untrue statement or alleged untrue statement of any material fact contained, on the effective date thereof, in any registration statement under which such securities were registered under the Act, any preliminary prospectus or final prospectus contained therein, or any amendment or supplement thereto, or (ii) any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading; and the Company will reimburse such seller and each such underwriter and each such controlling person for any legal or any other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, damage, liability, or action, provided that the Company shall not be liable in any such case to the extent that any such loss, claim, damage, or liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in such registration statement, any such preliminary prospectus, final prospectus, amendment or supplement in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by such seller or underwriter specifically for use in the preparation thereof.

     (b) The Company may require, as a condition to including any Shares in any registration statement filed pursuant to Section 11.03, that the Company shall have received an undertaking satisfactory to it from the prospective seller of such Shares and from each underwriter of such Shares, to indemnify and hold harmless (in the same manner and to the same extent as set forth in subdivision
(a) of this Section 11.05) the Company, each director of the Company, each officer of the Company who shall sign such registration statement and any person who controls the Company within the meaning of the Act, with respect to any statement or omission from such registration statement, any preliminary prospectus or final prospectus contained therein, or any amendment or supplement thereto, if such statement or omission was made in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by such seller or underwriter specifically for use in the preparation of such registration statement, preliminary prospectus, final prospectus, amendment, or supplement.

     (c) Promptly after receipt by an indemnified party of notice of the commencement of any action involving a claim referred to in the preceding subdivisions of this Section 11.05, such indemnified party will, if a claim in respect thereof is to be made against an indemnifying party, give written notice to the latter of the commencement of such action, provided that the failure of any indemnified party to give notice as provided therein shall not relieve the indemnifying party of its obligations under the preceding subdivisions of this
Section 11.05. In case any such action is brought against an indemnified party, the indemnifying party will be entitled to participate in and to assume the defense thereof, jointly with any other indemnifying party similarly notified to the extent that it may wish, with counsel reasonably satisfactory to such indemnified party, and after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof the indemnifying party will not be liable to such indemnified party for any legal or other expenses subsequently incurred by the latter in connection with the defense thereof. No indemnifying party, in the defense of any such claim or litigation, shall, except with the consent of each indemnified party, consent to entry of any judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a release from all liability in respect to such claim or litigation.

                               ARTICLE XII

                   CONSOLIDATION, MERGER, AND CONVEYANCE

     Section 12.01. Continuation of Terms of Agreement. Nothing contained in this Agreement or in the accompanying Debenture shall prevent any consolidation or merger of the Company with or into any other corporation or association, or any conveyance of the business, assets, and properties of the Company as a whole or substantially as a whole, to any other corporation or other entity, provided that all terms and conditions of this Agreement, including payment, to be observed and performed by the Company shall be expressly assumed by the successor entity formed by or resulting from any such merger or to which any such conveyance shall have been made.

     Section 12.02. Rights of Successor. If the Company or any successor entity is consolidated or merged with or into, or shall make a conveyance to, any other corporation or other entity, as permitted and upon the terms provided in this
Article XII, the entity formed by or resulting from such consolidation or merger or to which such conveyance shall have been made shall succeed to and be substituted for the Company, with the same force and effect as if it had been named in, and had executed, this Agreement, and shall have and possess and may exercise, subject to the terms and conditions of this Agreement, each and every power, authority, and right herein reserved to or conferred upon the Company.

     Section 12.03. Construction. For every purpose of this Agreement, including the execution and issuance of the Debenture, the term"Corporation" includes and means (unless the context otherwise requires) not only the corporation that has executed this Agreement, but also any such successor entity in accordance with the provisions of this Article XII.

     Section 12.04. Merger or Sale. In the event of the merger or sale of the Company as described in Section 3.04 of this Agreement, the holders of the Debentures shall have the rights to cause the Debentures to be prepaid as set forth in such Section 3.04.


                                 ARTICLE XIII

                              SPECIAL COVENANTS

     So long as, but only so long as, the Debenture is held by the original Holder, WEDGE Energy Services, L.L.C. ("WEDGE") or by an affiliate of WEDGE, the Company shall be subject to the following special covenants:

     Section 13.01. Right of Participation The Company grants to Holder a right of participation to participate in any additional equity offerings which the Company may offer, as set forth in Sections 2.1, 2.2 and 2.3 of the Purchase Agreement.

     Section 13.02. Restriction on Payment of Cash Dividends and Interest. The Company agrees that so long as (i) the Debenture remains outstanding or (ii) Holder owns shares of preferred stock representing at least 10% of the shares of capital stock of the Company on a fully diluted basis utilizing the "treasury method" as described in Section 2.3 of the Purchase Agreement, it shall not pay any cash dividends or any interest accruals on any equity security or any debt security, excluding any Superior Indebtedness as defined in the Debenture, in existence as of the date hereof or created hereafter unless and until the Company's earnings before deduction of interest, taxes, depreciation and amortization ("EBITDA") for the six (6) months ended with the quarter for the last quarterly report which the Company is required to furnish to Holder under
Section 4.01 of the Debenture are more than 125% of the Company's obligations for all dividends and interest due and payable on all outstanding securities of the Company as of such time. The Company agrees that interest payments on the Debenture shall take priority in payment over any preferred stock dividends payable to current holders of Series C Preferred Stock

     Section 13.03. Prohibition Against Capital Expenditures. The Company agrees that so long as (i) the Debenture remains outstanding or (ii) Holder owns shares of preferred stock representing at least 10% of the shares of capital stock of the Company on a fully diluted basis utilizing the "treasury method" as described in Section 2.3 of the Purchase Agreement, the Company will not incur, or commit to incur, any capital expenditures of any kind or nature in excess of $50,000 without the approval of the Board of Directors of the Company, and, in addition, the Company agrees that, until the Company has expended the $2,500,000 in proceeds from the issuance of the Debenture, from the date hereof there shall be no capital expenditure in excess of $50,000 without the affirmative written consent of WEDGE or its affiliate who is then the Holder of the Debenture or any security convertible thereto.

                                 ARTICLE XIV

                                  AMENDMENTS

     Section 14.01. Without Consent of Holder. The Company may amend this Agreement and the Debenture without the consent of the Holder:

     (a)     To cure any ambiguity, defect, or inconsistency;

     (b) To comply with any consolidation or merger of the Company with or into any other corporation, or to comply with any conveyance of the business, assets, and properties of the Company as a whole or substantially as a whole, to any other corporation or other entity, provided that the corporation complies with the terms of Article XII hereof; and

     (c) To make any change that does not adversely affect the rights of the Holder.

     Section 14.02. With Consent of Holder. Subject to the terms of Section 14.01, the Company may amend this Agreement or the Debentures with respect to any matter with the written consent of the holders of at least 66 2/3 percent (66 2/3%) of the aggregate principal amount of the outstanding Debentures. However, without consent of each holder affected, an amendment under this section may not:

     (a) Reduce the rate of or change the time for payment of interest on any Debenture;

     (b) Reduce the principal of or change the fixed maturity of any Debenture;

     (c) Make any Debenture convertible into any securities other than as described in Section 8.01; or

     (d) Make any change in this Section 14.02.

     Section 14.03. Revocation and Effect of Consents. Until an amendment or waiver becomes effective, a consent to such amendment or waiver by a holder of a Debenture is a continuing consent by such holder and every subsequent holder of such Debenture, even if notation of the consent is not made on any Debenture. Any such holder or subsequent holder may, however, revoke the consent as to his Debenture if the Company receives the notice of revocation before the date the amendment or waiver becomes effective. An amendment or waiver becomes effective in accordance with its terms and thereafter binds every holder of a Debenture.

     Section 14.04. Notation on or Exchange of Debentures. The Company may place an appropriate notation concerning an amendment or waiver on any Debenture thereafter issued. The Company in exchange for all outstanding certificates may issue new certificates that reflect the amendment or waiver.


                                ARTICLE XV

                         MISCELLANEOUS PROVISIONS

     Section 15.01. Notices. Any notice or other communication required to be given pursuant to this Agreement must be in writing and may be given by registered or certified mail, and if given by registered or certified mail, shall be deemed to have been given and received when a registered or certified letter containing such notice, properly addressed with postage prepaid, is deposited in the United States mail; and if given otherwise than by registered or certified mail, it shall be deemed to have been given when delivered to and received by the party to whom addressed. Such notices shall be given to the parties hereto at the following addresses:




          If to the Company:

               TGC Industries, Inc.
               1304 Summit Avenue
               Suite 2
               Plano, TX  75074

                    With a Copy to:

               Vernon E. Rew, Jr.
               Law, Snakard & Gambill, P.C.
               3200 Bank One Tower
               500 Throckmorton
               Fort Worth, Texas  76102

          If to the Holder:

               WEDGE Energy Services, L.L.C.
               1415 Louisiana

               Suite 3000
               Houston, Texas 77002
               Attention: President

               with a copy to:

               WEDGE Group Incorporated
               1415 Louisiana

               Suite 3000
               Houston, Texas 77002
               Attention: General Counsel

               With a Copy to:

               Darryl M. Burman
               DiCecco, Fant & Burman, L.L.P.
               3D/International Tower
               1900 West Loop South, Suite 1100
               Houston, Texas 77027

     or addressed to either party at such other address as such party shall hereafter furnish to the other party in writing. The address for any purpose hereof may be changed at any time and shall be the most recent address furnished in writing to the other party.

     Section 15.02. Binding Agreement. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, executors, administrators, legal representatives, successors, and assigns, except as otherwise expressly provided herein.

     Section 15.03. Severability. If any one or more of the provisions contained in this Agreement should for any reason be held to be invalid, illegal, or unenforceable in any respect, such invalidity, illegality, or unenforceability shall not affect any other provision hereof, and this Agreement shall be construed as if such invalid, illegal, or unenforceable provision had never been contained herein.

     Section 15.04. No Third Parties. Except as otherwise expressly provided herein, nothing in this Agreement, expressed or implied, is intended or shall be construed to confer upon or give to any person, firm, or corporation other than the parties hereto and the holders from time to time of the accompanying Debenture any security, rights, remedies, or claims, legal or equitable, under or by reason of this Agreement, or under or by reason of any covenant, condition, or stipulation herein contained; and this Agreement and all the covenants, conditions, and provisions herein contained are and shall be held for the sole and exclusive benefit of the parties hereto and the holders from time to time of the accompanying Debenture.

     Section 15.05. Headings. The captions used in conjunction with this Agreement are for convenience only, and shall not be deemed a part of this Agreement or used to construe any provision hereof.

     Section 15.06. Survival of Representations, Warranties, and Covenants. The representations, warranties, and covenants of the parties shall survive the execution of this Agreement and the issuance of the Debenture and shall remain in full force and effect thereafter.

     Section 15.07. Entire Agreement. This Agreement and the accompanying Debenture constitute the sole and only agreements of the parties hereto and supersede any prior understandings or written or oral agreements between the parties respecting the subject matter within.

     Section   15.08.   Inclusion  of  Debenture.   Reference  is  made  to  the
accompanying Debenture. The provisions of such Debenture shall be deemed incorporated into this Agreement for all purposes as though fully set forth on the face hereof.

     Section 15.09. Immunities of Stockholders, Officers and Directors. No recourse shall be had for the payment of the principal of the accompanying Debenture or of the interest thereon, or for any claim based thereon or otherwise in respect thereof, or arising from this Agreement, against any past, present, or future stockholder, director, or officer of the Company, as such, whether by virtue of any constitution, statute, or rule of law, or by the enforcement of any assessment or penalty, all such liability being by the acceptance of the accompanying Debenture and as part of the consideration of the issuance thereof expressly waived and released by the Holder and by any subsequent owners of the Debenture.

     Section 15.10. Governing Law. This Agreement and the Debenture shall be governed by and construed in accordance with the laws of the State of Texas.

      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.

COMPANY:                                HOLDER:

TGC INDUSTRIES, INC.                    WEDGE ENERGY SERVICES, L.L.C.

By: /s/ Wayne A. Whitener                By:  /s/ Gregory J. Armstrong

    -------------------------------           ------------------------------
    Name:  Wayne Whitener                     Name:  Gregory J. Armstrong
    Title: President                          Title: Vice President

                                 EXHIBIT "A"

                           TGC INDUSTRIES, INC.

               8 1/2% Convertible Subordinated Debenture, Series B
                            Due December 1, 2009

No. 01                                                     December 10, 1999

$2,500,000

     TGC INDUSTRIES, INC., a Texas corporation (the "Company"), for value received, hereby promises to pay to the order of:

                        WEDGE ENERGY SERVICES, L.L.C.
                           or registered assigns

                      on the 1st day of December, 2009
                          the principal amount of

TWO MILLION FIVE HUNDRED THOUSAND DOLLARS ($2,500,000)

and to pay interest (computed on the basis of a 360-day year of twelve 30-day months) on the principal amount from time to time remaining unpaid hereon at the rate of eight and one-half percent (8 1/2%) per annum from the date hereof until maturity, and in accordance with the terms of that certain Debenture Agreement dated December 10, 1999, calculated and payable semi-annually on December 1 and June 1 in each year commencing with the first such date following the issuance of this Debenture, and at maturity. The Company agrees to pay interest on overdue principal (including any overdue required or optional prepayment of principal), and (to the extent legally enforceable) on any overdue installment of interest, at the rate of ten percent (10%) per annum after maturity, whether by acceleration or otherwise, until paid. Both the principal hereof and interest hereon are payable at the principal office of the Company in Plano, Texas, in coin or currency of the United States of America which at the time of payment shall be legal tender for the payment of public and private debts.

     This Debenture is issued under and pursuant to the terms and provisions of that certain Debenture Agreement dated December 10, 1999, entered into by the Company with the original holder therein referred to, and this Debenture and the holder hereof is entitled equally and ratably with the holders of all other Debentures, if any, outstanding under the Debenture Agreement to all the benefits provided for thereby or referred to therein, to which Debenture Agreement reference is hereby made for the statement thereof.

     This Debenture and the other Debentures, if any, outstanding under the Debenture Agreement may be declared due prior to their expressed maturity dates and voluntary prepayments may be made thereon by the Company all in the events, on the terms specified in the Debenture Agreement, and in the manner and amounts as provided in the Debenture Agreement.

     This Debenture and the indebtedness evidenced hereby, including the principal and interest, shall at all times remain junior and subordinate to any and all Superior Indebtedness as defined in the Debenture Agreement, all on the terms and to the extent more fully set forth in the Debenture Agreement.

     This Debenture is registered on the books of the Company and is transferable only by surrender thereof at the principal office of the Company duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder of this Debenture or its attorney duly authorized in writing. Payment of or on account of principal, premium, if any, and interest of this Debenture shall be made only to or upon the order in writing of the registered holder.

                                        TGC INDUSTRIES, INC.

                                        By:  /s/ Wayne Whitener

                                             ------------------------------
                                        Name:     Wayne Whitener
                                        Title:    President

     THIS DEBENTURE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT") OR THE SECURITIES LAWS OF ANY STATE, AND HAS BEEN ISSUED PURSUANT TO EXEMPTIONS FROM SUCH REGISTRATION AND QUALIFICATION REQUIREMENTS. THIS DEBENTURE MAY NOT BE SOLD, TRANSFERRED, OR ASSIGNED WITHOUT THE PERMISSION OF THE ISSUER AND UNLESS THIS DEBENTURE SHALL HAVE BEEN DULY REGISTERED UNDER THE ACT AND REGISTERED OR QUALIFIED UNDER APPLICABLE STATE SECURITIES LAWS, OR, IN THE OPINION OF COUNSEL SATISFACTORY TO THE ISSUER, REGISTRATION AND QUALIFICATION OF THE DEBENTURE SHALL NOT BE REQUIRED. THIS DEBENTURE IS SUBJECT TO AND ITS TRANSFER IS RESTRICTED BY THE TERMS AND PROVISIONS OF THAT CERTAIN DEBENTURE AGREEMENT, DATED AS OF DECEMBER 10, 1999, EXECUTED BY AND BETWEEN THE COMPANY AND THE HOLDER OF THIS DEBENTURE, A COPY OF WHICH IS ON FILE IN THE OFFICES OF THE COMPANY.

                               EXHIBIT 10.10

                  WARRANT AGREEMENTS AND WARRANT CERTIFICATES

No. WT 1                                                    200,000 Warrants


                            VOID AFTER JULY 31, 2009
                    (unless extended by TGC Industries, Inc.)

                              TGC INDUSTRIES, INC.

                             Warrant Agreement and
                              Warrant Certificate

     I. A. THIS CERTIFIES THAT for value received J M S Inc. Cust FBO William J. Barrett Keogh, or registered assigns, is the owner of the number of Warrants ("Warrants") of TGC Industries, Inc. (the"Company") set forth above, each of which entitles the owner hereof to purchase, subject to the restrictions referenced herein, prior to the close of business on July 31, 2009, or such later date or dates as Company may determine (the"Expiration Date"), at the principal office of the Company, one (1) share of Common Stock of TGC Industries, Inc. (the"Shares"), at the purchase price of $.30 per whole share (the"Purchase Price"), upon presentation and surrender of this Warrant Certificate with the Form of Election to Purchase duly executed. The number of Warrants evidenced by this Warrant Certificate (and the number of Shares which may be purchased upon exercise thereof) set forth above is the number as of the date of this Certificate, based on the shares of Common Stock of the Company as constituted at such date.

     B. No Warrant is exercisable by a holder unless, at the time of an exercise by such holder, there is either (1) a registration statement or prospectus covering the Shares that is effective under the Securities Act of 1933, as amended, and the securities laws of the state of the address of record of such holder; or (2) an exemption from registration is available for the Warrant exercise and the issuance of the Shares in the opinion of counsel to Company (and the holder represents in writing that the Shares are being acquired for investment and will not be distributed in violation of applicable securities laws).

          C. Except as hereafter provided,] Company shall have no obligation to register either the Warrants or the Shares into which the Warrants are exercisable.

     (1) The Company agrees that, upon written request from the holders of fifty-one percent (51%) of the then outstanding Warrants (including this Warrant to the extent then outstanding), it will take the following action with respect to a public offering of the Shares, considering the proposed effective date of such offering, subject to its ability to use currently available audited and interim financial statements without having to have any such financial statements specially prepared for such offering:

     (a) promptly cause to be prepared and filed under the Act a registration statement and related prospectus relating to the public offering of the Shares as may be required for the lawful public offering thereof in the manner then contemplated;

     (b) use its best efforts, through its officers and directors, auditors, and counsel in all matters necessary or advisable to cause such to become effective at the earliest possible date after the filing thereof;

     (c) deliver to the holder of this Warrant (to the extent then outstanding) such number of copies of such prospectuses in preliminary and definitive form, and amendments thereto, as it, he, or she may reasonably require, and Company hereby consents to the use of such prospectuses and amendments for the public offering and sale of the Shares;

     (d) qualify the Shares for sale under applicable Blue Sky laws and continue such qualification in effect so long as required for the purposes of the sale of the Shares; and

     (e) pay all fees, taxes, and expenses incident to the performance of its obligations hereunder (except that each owner of such Shares will be responsible for payment of such owner's own attorneys' fees, Share sales commissions, transfer taxes, and other expenses personal to such owner).

     (2) Following the (one time) registration of Shares upon written request from the holders of 51% of the then outstanding Warrants as provided above, any of the holders of the remaining Warrants may request the registration of the remaining Shares issuable upon the exercise thereof (subject to Company's ability to use currently available audited and interim financial statements without having to have any such financial statements specially prepared for such offering), and Company shall (at Company's own expense) take the necessary action to register such Shares.

     (3) Whenever Company, at any time prior to the expiration of this Warrant as herein provided, proposes to file with the Commission for the registration under the Act of any of its securities for Company's own benefit, Company shall, at least thirty days prior to such filing, given written notice of such proposed filing to the holder of this Warrant at the last known address of such holder, and shall offer to include in such filing for registration any proposed disposition of Shares deliverable upon the exercise of the then outstanding Warrants, upon receipt by Company, not less than twenty days prior to the proposed filing date, of a written request setting forth the facts with respect to such proposed disposition. If such request is made, Company will take action (at Company's own expense) to register such Shares by including them in such filing, and will take such other action as may be requested by such holder to qualify the Shares for sale under applicable Blue Sky laws.

     ----------------------

     THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE BEEN ACQUIRED FOR INVESTMENT ONLY AND HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES LAWS OF ANY STATE. WITHOUT SUCH REGISTRATION, SUCH SECURITIES MAY NOT BE SOLD OR OTHERWISE TRANSFERRED AT ANY TIME WHATSOEVER, EXCEPT UPON DELIVERY TO THE CORPORATION OF AN OPINION OF COUNSEL SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED FOR SUCH TRANSFER.

     II. The Purchase Price, the number of Shares which may be purchased upon the exercise of the Warrants evidenced by this Certificate, and the number of Warrants outstanding are subject to modification and adjustment from time to time upon the occurrence of the events enumerated below:

     A. If and whenever the Company shall issue or sell any shares of its Common Stock for a consideration per share less than the Purchase Price in effect immediately prior to the time of such issue or sale, then, forthwith upon such issue or sale, the Purchase Price shall be reduced to a price (calculated to the nearest one hundredth of a cent) determined by dividing (1) an amount equal to the sum of (a) the number of shares of Common Stock outstanding immediately prior to such issue or sale multiplied by the then existing Purchase Price, and
(b) the consideration, if any, received by the Company upon such issue or sale, by (2) the total number of shares of Common Stock outstanding immediately after such issue or sale.

     B. For purposes of Subsection A. above, the following clauses (1) to (9), inclusive, shall also be applicable:

     (1) In case at any time the Company shall grant (whether directly or by assumption in a merger or otherwise) any rights to subscribe for or to purchase, or any options for the purchase of, Common Stock or any stock or securities convertible into or exchangeable for Common Stock (such convertible or exchangeable stock or securities being herein called Convertible Securities) whether or not such rights or options or the right to convert or exchange any such Convertible Securities are immediately exercisable, and the price per share for which Common Stock is issuable upon the exercise of such rights or options or upon conversion or exchange of such Convertible Securities (determined by dividing (a) the total amount, if any, received or receivable by the Company as consideration for the granting of such rights or options, plus the minimum aggregate amount of additional consideration payable to the Company upon the exercise of such rights or options, plus, in the case of such rights or options which relate to Convertible Securities, the minimum aggregate amount of additional consideration, if any, payable upon the issue or sale of such Convertible Securities and upon the conversion or exchange thereof, by (b) the total maximum number of shares of Common Stock issuable upon the exercise of such rights or options or upon the conversion or exchange of all such Convertible Securities issuable upon the exercise of such rights or options) shall be less than the Purchase Price in effect immediately prior to the time of the granting of such rights or options, then the total maximum number of shares of Common Stock issuable upon the exercise of such rights or options or upon conversion or exchange of the total maximum amount of such Convertible Securities issuable upon the exercise of such rights or options shall (as of the date of granting of such rights or options) be deemed to be outstanding and to have been issued for such price per share. Except as provided in clause (3) below, no further adjustments of the Purchase Price shall be made upon the actual issue of such Common Stock or of such Convertible Securities upon exercise of such rights or options or upon the actual issue of such Common Stock or of such Convertible Securities upon exercise of such rights or options or upon the issue of such Common Stock upon conversion or exchange of such Convertible Securities.

               (2) In case the Company shall issue (whether directly or by assumption in a merger or otherwise) or sell any Convertible Securities, whether or not the rights to exchange or convert thereunder are immediately exercisable, and the price per share for which Common Stock is issuable upon such conversion or exchange (determined by dividing (a) the total amount received or receivable by the corporation as consideration for the issue or sale of such Convertible Securities, plus the minimum aggregate amount of additional consideration, if any, payable to the corporation upon the conversion or exchange thereof, by (b) the total maximum number of shares of Common Stock issuable upon the conversion or exchange of all such Convertible Securities) shall be less than the Purchase Price in effect immediately prior to the time of such issue or sale, then the total maximum number of shares of Common Stock issuable upon conversion or exchange of all such Convertible Securities shall (as of the date of the issue or sale of such Convertible Securities) be deemed to be outstanding and to have been issued for such price per share, provided that (i) except as provided in clause (3) below, no further adjustments of the Purchase Price shall be made upon the actual issue of such Common Stock upon conversion or exchange of such Convertible Securities, and (ii) if any such issue or sale of such Convertible Securities is made upon exercise of any rights to subscribe for or to purchase or any option to purchase any such Convertible Securities for which adjustments of the Purchase Price have been or are to be made pursuant to other provisions of this Subsection B., no further adjustment of the Purchase Price shall be made by reason of such issue or sale.

               (3) Upon the happening of any of the following events, namely, if the purchase price provided in any rights or options referred to in clause (1) of this Subsection B., the additional consideration, if any, payable upon the conversion or exchange of Convertible Securities referred to in clause (1) or clause (2) of this Subsection B., or the rate at which any Convertible Securities referred to in clause (1) or clause (2) of this Subsection (B) are convertible into or exchangeable for Common Stock shall change (other than under or by reason of provisions designed to protect against dilution), the Purchase Price in effect at the time of such event shall forthwith be readjusted to the Purchase Price which would have been in effect at such time had such rights, options or Convertible Securities still outstanding provided for such changed purchase price, additional consideration or conversion rate, as the case may be, at the time initially granted, issued or sold; and on the expiration of any such option or right or the termination of any such right to convert or exchange such Convertible Securities, the Purchase Price then in effect hereunder shall forthwith be increased to the Purchase Price which would have been in effect at the time of such expiration or termination had such right, option or Convertible Security, to the extent outstanding immediately prior to such expiration or termination, never been issued, and the Common Stock issuable thereunder shall no longer be deemed to be outstanding. If the purchase price provided for in any such right or option referred to in clause (1) of this Subsection B. or the rate at which any Convertible Securities referred to in clause (1) or clause (2) of this Subsection B. are convertible into or exchangeable into or exchangeable for Common Stock, shall decrease at any time under or by reason of provisions with respect thereto designed to protect against dilution, then in case of the delivery of Common Stock upon the exercise of any such right or option or upon conversion or exchange of any such Convertible Security, the Purchase Price then in effect hereunder shall forthwith be adjusted to such respective amount as would have obtained had such rights, option or Convertible Security never been issued as to such Common Stock and had adjustments been made upon the issuance of the shares of Common Stock delivered as aforesaid, but only if as a result of such adjustment the Purchase Price then in effect hereunder is thereby decreased.

     (4) In case the Company shall declare a dividend or make any other distributions upon any stock of the Company payable in Common Stock or Convertible Securities, any Common Stock or Convertible Securities, as the case may be, issuable in payment of such dividend or distribution shall be deemed to have been issued or sold without consideration.

     (5) In case any shares of Common Stock or Convertible Securities or any rights or options to purchase any such Common Stock or Convertible Securities shall be issued or sold for cash, the consideration received therefor shall be deemed to be the amount received by the Company therefor, without deduction therefrom of any expenses incurred or any underwriting commissions or concessions paid or allowed by the Company in connection therewith. In case any shares of Common Stock or Convertible Securities or any rights or options to purchase any such Common Stock or Convertible Securities shall be issued or sold for a consideration other than cash, the amount of the consideration other than cash received by the Company shall be deemed to be the fair value of such consideration as determined in good faith by the Board of Directors of the Company, without deduction of any expenses incurred or any underwriting commissions or concessions paid or allowed by the Company in connection therewith. In case any shares of Common Stock or Convertible Securities or any rights or options to purchase such Common Stock or Convertible Securities shall be issued in connection with any merger or consolidation in which the Company is the surviving corporation, the amount of consideration therefor shall be deemed to be the fair value as determined by the Board of Directors of the Company of such portion of the assets and business of the non-surviving corporation or corporations as such Board shall determine to be attributable to such Common Stock or Convertible Securities, rights or options, as the case may be.

     (6) In case the Company shall take a record of the holders of its Common Stock for the purpose of entitling them (a) to receive a dividend or other distribution payable in Common Stock or in Convertible Securities, or (b) to subscribe for or purchase Common Stock or Convertible Securities, then such record date shall be deemed to be the date of the issue or sale of the shares of Common Stock deemed to have been issued upon the declaration of such dividend or the making of such other distribution or the date of the granting of such right of subscription or purchase, as the case may be.

     (7) The number of shares of Common Stock outstanding at any given time shall not include shares owned or held or for the account of the Company, and the disposition of any such shares shall be considered an issue or sale of Common Stock for the purposes of Subsection B.

               (8) Anything in clause (5) of this Subsection B. to the contrary notwithstanding, in the case of an acquisition where all or part of the purchase price is payable in Common Stock or Convertible Securities but is stated as a dollar amount, where the Company upon making the acquisition pays only part of a maximum dollar purchase price which is payable in Common Stock or Convertible Securities and where the balance of such purchase price is deferred or is contingently payable under a formula related to earnings over a period of time,
(a) the consideration received for any Common Stock or Convertible Securities delivered at the time of the acquisition shall be deemed to be such part of the total consideration as the portion of the dollar purchase price then paid in Common Stock or Convertible Securities bears to the total maximum dollar purchase price then paid in Common Stock or Convertible Securities, and (b) in connection with each issuance of additional Common Stock or Convertible Securities pursuant to the terms of the agreement relating to such acquisition, the consideration received shall be deemed to be such part of the total consideration as the portion of the dollar purchase price then and theretofore paid in Common Stock or Convertible Securities bears to the total maximum dollar purchase price payable in Common Stock or Convertible Securities multiplied by a fraction, the numerator of which shall be the number of shares (or in the case of Convertible Securities other than stock, the aggregate principal amount) then issued and the denominator of which shall be the total number of shares (or in the case of Convertible Securities other than stock, the aggregate principal amount) then and theretofore issued under such acquisition agreement. If it is determined that any part of the deferred or contingent portion of such purchase price shall not be payable, the Purchase Price then in effect hereunder shall forthwith be readjusted to such Purchase Price as would have obtained (i) ha the adjustment made in connection with such acquisition been made upon the basis of the issuance of only the number of shares of Common Stock or Convertible Securities actually issued in connection with such acquisition, and (ii) had adjustments been made on the basis of the Purchase Price as adjusted in clause
(1) for all issued or sale (as prices which would have affected such adjusted Purchase Price) of Common Stock or rights, options or Convertible Securities made after such acquisition. In the event that only a part of the purchase price for an acquisition is paid in Common Stock or Convertible Securities in the manner referred to in this clause (8), the term"total consideration" as used in this clause (8) shall mean that part of the aggregate consideration as is fairly allocable to the purchase price paid in Common Stock or Convertible Securities in the manner referred to in this clause (8), as determined by the Board of Directors of the Company.

     (9) Notwithstanding anything to the contrary in this Section II., no adjustment in the Purchase Price shall result, pursuant to Subsection A. above or otherwise, from the issuance by the Company of shares of its Common Stock as a result of the following transactions:

     (a) The exercise of options heretofore or hereafter granted under the Company's 1986 Incentive Stock Option Plan, as the same may be amended, extended or substituted from time to time provided, that the number of shares available thereunder may not be increased by any such amendment, extension or substitution; and

     (b) The exercise of options heretofore or hereafter granted under the Company's 1993 Stock Option Plan, as the same may be amended, extended or substituted from time to time provided, that the number of shares available thereunder may not be increased by any such amendment, extension or substitution.

     C. In case the Company shall declare a dividend upon the Common Stock payable otherwise than out of consolidated earnings or consolidated earned surplus, determined in accordance with generally accepted accounting principles, including the making of appropriate deductions for minority interest, if any, in subsidiary corporations, and otherwise than in Common Stock or Convertible Securities, the Company shall give the holders of each Warrant thirty (30) days prior written notice of the date as of which the holders of Common Stock of record entitled to such special dividend shall be determined. For the purposes of the foregoing a dividend other than in cash shall be considered payable out of earnings or surplus (other than revaluation or paid-in surplus) only to the extent that such earnings or surplus are charged an amount equal to the fair value of such dividend as determined by the Board of Directors of the Company.

     D. (1) In case the Company shall at any time subdivide its outstanding shares of Common Stock into a greater number of shares, the Purchase Price in effect immediately prior to such subdivision shall be proportionately reduced, and, conversely (2) in case the outstanding shares of Common Stock of the Company shall be combined into a smaller number of shares, the Purchase Price in effect immediately prior to such combination shall be proportionately increased.

     E. In case of any capital reorganization or any reclassification of the Common Stock of the Company, the consolidation of Company with or the merger of Company with or into any other corporation, or the sale of the properties and assets of Company as, or substantially as, an entirety to any other corporation, then each holder of a Warrant then outstanding shall be entitled to purchase such number of shares of stock or other securities or property of Company or any other corporation resulting from such reorganization, reclassification, consolidation, merger, or sale, as was exchanged for the number of shares of Common Stock of Company which the holder would have been entitled to purchase except for such action. The subdivision or combination of shares of Common Stock at any time outstanding into a greater or lesser number of shares of Common Stock shall not be deemed to be a reclassification of the Common Stock of Company for the purposes of this Subsection"E."

     F. (1) Except as provided in Subsection G, to follow, upon each adjustment of the Purchase Price as a result of (a) an issuance or sale of Common Stock below the Purchase Price as provided in Subsections A and B above, including (without limitation) a dividend or distribution in shares of capital stock, or
(b) a subdivision of outstanding shares of Common Stock as provided in Subsection "D.(1)" hereof, the number of shares of Common Stock purchasable upon exercise of any Warrant Certificate shall be increased to the number of shares of Common Stock (calculated to the nearest hundredth) obtained by multiplying
(i) the number of shares of Common Stock purchasable immediately prior to such adjustment upon exercise of Warrants (evidenced by the Warrant Certificate held by such holder) by (ii) the Purchase Price in effect immediately prior to such adjustment, and dividing the product so obtained by the Purchase Price in effect after such adjustment.

     (2) Except as provided in Subsection "G" to follow, upon each adjustment of the Purchase Price as a result of a combination of the Common Stock as provided in Subsection "D.(2)" hereof, the number of shares of Common Stock purchasable upon exercise of any Warrant Certificate shall be decreased to the number of shares of Common Stock (calculated to the nearest hundredth) obtained by multiplying (a) the number of shares of Common Stock purchasable immediately prior to such adjustment upon exercise of Warrants evidenced by the Warrant Certificate held by such holder, by (b) the Purchase Price in effect immediately prior to such adjustment, and then dividing the product so obtained by the Purchase Price in effect after such adjustment.

     G. In lieu of an adjustment in the number of shares covered by a Warrant, Company may elect, on or after the date of any adjustment of the Purchase Price, to adjust the number of Warrants.

     H. Irrespective of any adjustments or change in the Purchase Price or the number of shares of the Common Stock issuable upon the exercise of the Warrants, the Warrant Certificates theretofore and thereafter issued may continue to express the Purchase Price per share and the number of shares which were expressed upon the Warrant Certificates when initially issued.

     I. Before taking any action which would cause an adjustment reducing the Purchase Price below the then par value, if any, of the shares of Common Stock issuable upon exercise of the Warrants, Company shall take any corporate action which may, in the opinion of its counsel, be necessary in order that Company may validly and legally issue fully paid and nonassessable shares of such Common Stock at such adjusted Purchase Price.

     J. Whenever the Purchase Price, the number of shares of Common Stock issuable upon the exercise of each Warrant, or the number of Warrants are adjusted as provided in this Section II., Company shall promptly prepare a certificate setting forth the Purchase Price as so adjusted, the number of shares of Common Stock issuable upon the exercise of each Warrant as so adjusted, and a brief statement of the facts accounting for such adjustment.

     K. If any event occurs as to which in the opinion of the Board of Directors of the Company the other provisions of this Section II. are not strictly applicable or if strictly applicable would not fairly protect the conversion rights of the holders of the Warrants in accordance with the essential intent and principles of such provisions, then the Board of Directors shall make an adjustment in the application of such provisions, in accordance with such essential intent and principles, so as to protect such exercise rights as aforesaid.

     III. A. This Certificate, with or without other Warrant Certificates, upon surrender at the principal office of the Company, may be exchanged for another Warrant Certificate or Warrant Certificates of like tenor evidencing Warrants entitling the holder to purchase a like aggregate number of Shares as the Warrants evidenced by the Warrant Certificate or Warrant Certificates surrendered. If only a part of the Warrants evidenced by this Certificate are exercised, the holder hereof shall be entitled to receive, upon surrender hereof, another Warrant Certificate or Warrant Certificates for the number of whole Warrants not exercised.

     B. Upon receipt by Company of evidence reasonably satisfactory to it of the loss, theft, destruction, or mutilation of a Warrant Certificate, and, in case of loss, theft, destruction, or mutilation, of indemnity or security reasonably satisfactory to it, and reimbursement to Company of all reasonable expenses incidental thereto, and upon surrender to the Company and cancellation of the Warrant Certificate, if mutilated, the Company shall deliver to the registered owner a new Warrant Certificate in lieu of, and evidencing the right to purchase the same number of shares as, the Warrant Certificate so lost, stolen, destroyed, or mutilated.

     C. No holder of the Warrants evidenced by this Certificate shall be entitled to vote or receive dividends or be deemed the holder of Shares or any other securities of Company which may at any time be issuable on the exercise of these Warrants for any purpose, nor shall anything contained in the Warrant Agreement or herein be construed to confer upon the holder of these Warrants, as such, any of the rights of a shareholder of Company or any right to vote for the election of directors or upon any matter submitted to shareholders at any meeting thereof, or to give or withhold consent to any corporate action (whether upon any recapitalization, issue of stock, reclassification of stock, change of par value, consolidation, merger, conveyance, or otherwise) or to receive notice of meetings, or to receive dividends or subscription rights or otherwise, until the Warrants evidenced by this Warrant Certificate have been exercised and the Common Stock purchasable upon the exercise thereof has become deliverable.

     D. To the extent that any Warrant Certificates remain outstanding at 5:01 P.M. central standard time on the Expiration Date, such outstanding Warrant Certificates shall be automatically deemed exercised on behalf of each record holder of Warrant Certificates into shares of the Company's Common Stock at the rate ("Conversion Rate") of one-tenth (1/10) of a share of Common Stock for each Warrant Certificate or Certificates representing, immediately before the Expiration Date, the right to purchase one share of Common Stock.

     E. Upon the exercise of the Warrant, in lieu of the issuance of any fractional Shares, the Company shall pay cash to the registered holder of the Warrant based on the difference between the market price of the Shares, which price shall be computed as the per Share closing price (if such Shares are listed on an exchange) or the average between the per Share bid and asked prices as of the close of business on the exercise date as reported by the National Association of Securities Dealers Automated Quotation System and the Purchase Price on the exercise date times the fractional Share which is represented by the Warrants on the exercise date. However, if no market price exists, then the amount of cash to be paid to the registered holder of the Warrant in lieu of any fractional Shares shall be the product of the difference between the per share Tangible Net Book Value (defined hereafter) of the shares of the Company's Common Stock outstanding on the last business day prior to the exercise date and the Purchase Price on the exercise date times the fractional security which otherwise would have been issuable in the absence of this provision. For purposes of payment of cash in lieu of the issuance of fractional securities, the term"Tangible Net Book Value" means the consolidated total shareholders' equity, determined in accordance with generally accepted accounting principles ("GAAP"), less the aggregate net amount of the following items to the extent, if any, that they were included in consolidated assets or deducted from consolidated liabilities in computing shareholders' equity:

     (i) all franchises, licenses, patents, patent applications, copyrights, trademarks, trade names, goodwill, experimental or organizational expense, unamortized debt discount and expense, and all other assets which under GAAP are deemed intangible; and,

     (ii) any write-up of assets after December 31, 1998.

          F. The holder hereof, by accepting same, consents and agrees with Company and with every other holder of a Warrant Certificate that:

     (1) The Warrants evidenced by this Certificate are transferable only on the registry books of the Company upon surrender of this Certificate at the principal office of the Company and only as provided below;

     (2) Company and may deem and treat the person in whose name this Certificate is registered as the absolute owner thereof and of the Warrants evidenced thereby (notwithstanding any notations of ownership or writing on the Certificate made by anyone other than Company) for all purposes whatsoever, and the Company shall not be affected by any notice to the contrary; and

               (3) Company may modify the terms of the Warrant from time to time.

     G. The registered holder of any Warrant Certificate may exercise it in whole or in part at any time, but only in such multiples as are required to permit the issuance by Company of one or more shares, by surrender of the Warrant Certificate with the form of election to purchase on the reverse side thereof duly executed, to the Company at the principal office of the Company at or prior to 5:00 P.M. central standard time on July 31, 2009, or such later date or dates as Company may determine together with payment of the Purchase Price, payable to Company, for each share into which the Warrants are exercised.

     H. Upon receipt of a Warrant Certificate, with the form of election to purchase duly executed, accompanied by payment of the Purchase Price for its shares to be purchased and an amount equal to any applicable transfer tax in cash, or by certified check, bank draft, or postal or express money order payable to the order of Company, the Company shall thereupon cause the certificates for the number of whole shares to be purchased to be delivered to or upon the order of the registered holder of such Warrant Certificate registered in such name or names as may be designated by such holder.

     I. In case the registered holder of any Warrant Certificate exercises less than all the Warrants evidenced thereby, a new Warrant Certificate evidencing Warrants equivalent to the Warrants remaining unexercised shall be issued by Warrant Agent to the registered holder of such Warrant Certificate or to such holder's duly authorized assigns.

     J. Each person in whose name any certificate for shares of Common Stock of the Company is issued upon the exercise of Warrants shall for all purposes be deemed to have become the holder of record of the shares of Common Stock represented thereby on, and such certificate shall be dated, the date upon which the Warrant Certificate evidencing such Warrants was duly surrendered and payment of the Purchase Price (and any applicable transfer taxes) was made; provided, however, that if the date of such surrender and payment is a date upon which the transfer books of Company are closed, such person shall be deemed to have become the record holder of such shares on, and such certificate shall be dated, the next succeeding business day on which the transfer books of Company are open. Prior to the exercise of the Warrants evidenced thereby, the holder of a Warrant Certificate shall not be entitled to any rights of a shareholder of Company with respect to shares for which the Warrants are exercisable, including, without limitation, the right to vote, to receive dividends or other distributions, or to exercise any preemptive rights, and shall not be entitled to receive any notice of any proceedings of Company, except as provided herein.

          WITNESS the facsimile signatures of the proper officers of Company and its corporate seal. Dated as of July 30, 1999.

                                   TGC INDUSTRIES, INC.

                                   /s/ WAYNE A. WHITENER
                                   ____________________________
                                   Wayne A. Whitener, President


ATTEST:


By:    /s/ Kenneth W. Uselton

       _______________________________
          Kenneth W. Uselton,
         Assistant Secretary

                                  ASSIGNMENT

                (To be executed by the registered holder if such
               holder desires to transfer the Warrant Certificate)

     FOR  VALUE  RECEIVED  _____________________________________  hereby  sells, assigns, and transfers unto ______________________

                  (Please print name and address of transferee)

------------------------------------------------------------------
this Warrant Certificate, together with all right, title, and interest therein, and does hereby irrevocably constitute and appoint ___________________________ Attorney, to transfer the within Warrant Certificate on the books of the within-named Company, with full power of substitution.

Dated: ________________________ , 19____.

                                        -------------------------
                                                       Signature

                                        -------------------------
                                             Signature Guaranteed

     NOTICE: The signature(s) to this assignment must correspond with the name(s) as written upon the face of the Certificate in every particular without alteration or enlargement or any change whatever. Signature(s) must be guaranteed by a commercial bank or trust company or a member firm of a major stock exchange.

     ELECTION TO PURCHASE

     (To be executed if holder desires
     to exercise the Warrant Certificate)
     To: TGC INDUSTRIES, INC.

          The undersigned hereby irrevocably elects to exercise ________________ Warrants represented by this Warrant Certificate to purchase the shares of Common Stock issuable upon the exercise of such Warrants and requests that certificates for such shares be issued in the name of:

------------------------------------------------------------------
     (Please insert social security or other identifying number)

------------------------------------------------------------------
     (Please print name and address)

          If such number of Warrants does not constitute all of the Warrants evidenced by this Warrant Certificate, a new Warrant Certificate for the balance remaining of such Warrants shall be registered in the name of and delivered to:

------------------------------------------------------------------
     (Please insert social security or other identifying number)

------------------------------------------------------------------

Dated: ____________________, 19_________

                                        -------------------------
                                                       Signature

                                        -------------------------
                                           Signature Guaranteed

     NOTICE: The signature on this Form of Election to Purchase must correspond with the name(s) as written upon the face of the Certificate without alteration or enlargement or any change whatever. Signature(s) must be guaranteed by a commercial bank or trust company or a member firm of a major stock exchange.

No. WT 2                                                    200,000 Warrants


                       VOID  AFTER  JULY  31,  2009
                   (unless extended by TGC Industries, Inc.)

                          TGC INDUSTRIES, INC.

                         Warrant Agreement and
                          Warrant Certificate

     I. A. THIS CERTIFIES THAT for value received Edward L. Flynn, or registered assigns, is the owner of the number of Warrants ("Warrants") of TGC Industries, Inc. (the"Company") set forth above, each of which entitles the owner hereof to purchase, subject to the restrictions referenced herein, prior to the close of business on July 31, 2009, or such later date or dates as Company may determine (the"Expiration Date"), at the principal office of the Company, one (1) share of Common Stock of TGC Industries, Inc. (the"Shares"), at the purchase price of $.30 per whole share (the"Purchase Price"), upon presentation and surrender of this Warrant Certificate with the Form of Election to Purchase duly executed. The number of Warrants evidenced by this Warrant Certificate (and the number of Shares which may be purchased upon exercise thereof) set forth above is the number as of the date of this Certificate, based on the shares of Common Stock of the Company as constituted at such date.

     B. No Warrant is exercisable by a holder unless, at the time of an exercise by such holder, there is either (1) a registration statement or prospectus covering the Shares that is effective under the Securities Act of 1933, as amended, and the securities laws of the state of the address of record of such holder; or (2) an exemption from registration is available for the Warrant exercise and the issuance of the Shares in the opinion of counsel to Company (and the holder represents in writing that the Shares are being acquired for investment and will not be distributed in violation of applicable securities laws).

          C. Except as hereafter provided,] Company shall have no obligation to register either the Warrants or the Shares into which the Warrants are exercisable.

     (1) The Company agrees that, upon written request from the holders of fifty-one percent (51%) of the then outstanding Warrants (including this Warrant to the extent then outstanding), it will take the following action with respect to a public offering of the Shares, considering the proposed effective date of such offering, subject to its ability to use currently available audited and interim financial statements without having to have any such financial statements specially prepared for such offering:

     (a) promptly cause to be prepared and filed under the Act a registration statement and related prospectus relating to the public offering of the Shares as may be required for the lawful public offering thereof in the manner then contemplated;

     (b) use its best efforts, through its officers and directors, auditors, and counsel in all matters necessary or advisable to cause such to become effective at the earliest possible date after the filing thereof;

     (c) deliver to the holder of this Warrant (to the extent then outstanding) such number of copies of such prospectuses in preliminary and definitive form, and amendments thereto, as it, he, or she may reasonably require, and Company hereby consents to the use of such prospectuses and amendments for the public offering and sale of the Shares;

     (d) qualify the Shares for sale under applicable Blue Sky laws and continue such qualification in effect so long as required for the purposes of the sale of the Shares; and

     (e) pay all fees, taxes, and expenses incident to the performance of its obligations hereunder (except that each owner of such Shares will be responsible for payment of such owner's own attorneys' fees, Share sales commissions, transfer taxes, and other expenses personal to such owner).

     (2) Following the (one time) registration of Shares upon written request from the holders of 51% of the then outstanding Warrants as provided above, any of the holders of the remaining Warrants may request the registration of the remaining Shares issuable upon the exercise thereof (subject to Company's ability to use currently available audited and interim financial statements without having to have any such financial statements specially prepared for such offering), and Company shall (at Company's own expense) take the necessary action to register such Shares.

     (3) Whenever Company, at any time prior to the expiration of this Warrant as herein provided, proposes to file with the Commission for the registration under the Act of any of its securities for Company's own benefit, Company shall, at least thirty days prior to such filing, given written notice of such proposed filing to the holder of this Warrant at the last known address of such holder, and shall offer to include in such filing for registration any proposed disposition of Shares deliverable upon the exercise of the then outstanding Warrants, upon receipt by Company, not less than twenty days prior to the proposed filing date, of a written request setting forth the facts with respect to such proposed disposition. If such request is made, Company will take action (at Company's own expense) to register such Shares by including them in such filing, and will take such other action as may be requested by such holder to qualify the Shares for sale under applicable Blue Sky laws.

     ----------------------

     THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE BEEN ACQUIRED FOR INVESTMENT ONLY AND HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES LAWS OF ANY STATE. WITHOUT SUCH REGISTRATION, SUCH SECURITIES MAY NOT BE SOLD OR OTHERWISE TRANSFERRED AT ANY TIME WHATSOEVER, EXCEPT UPON DELIVERY TO THE CORPORATION OF AN OPINION OF COUNSEL SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED FOR SUCH TRANSFER.

     II. The Purchase Price, the number of Shares which may be purchased upon the exercise of the Warrants evidenced by this Certificate, and the number of Warrants outstanding are subject to modification and adjustment from time to time upon the occurrence of the events enumerated below:

     A. If and whenever the Company shall issue or sell any shares of its Common Stock for a consideration per share less than the Purchase Price in effect immediately prior to the time of such issue or sale, then, forthwith upon such issue or sale, the Purchase Price shall be reduced to a price (calculated to the nearest one hundredth of a cent) determined by dividing (1) an amount equal to the sum of (a) the number of shares of Common Stock outstanding immediately prior to such issue or sale multiplied by the then existing Purchase Price, and
(b) the consideration, if any, received by the Company upon such issue or sale, by (2) the total number of shares of Common Stock outstanding immediately after such issue or sale.

     B. For purposes of Subsection A. above, the following clauses (1) to (9), inclusive, shall also be applicable:

               (1) In case at any time the Company shall grant (whether directly or by assumption in a merger or otherwise) any rights to subscribe for or to purchase, or any options for the purchase of, Common Stock or any stock or securities convertible into or exchangeable for Common Stock (such convertible or exchangeable stock or securities being herein called Convertible Securities) whether or not such rights or options or the right to convert or exchange any such Convertible Securities are immediately exercisable, and the price per share for which Common Stock is issuable upon the exercise of such rights or options or upon conversion or exchange of such Convertible Securities (determined by dividing (a) the total amount, if any, received or receivable by the Company as consideration for the granting of such rights or options, plus the minimum aggregate amount of additional consideration payable to the Company upon the exercise of such rights or options, plus, in the case of such rights or options which relate to Convertible Securities, the minimum aggregate amount of additional consideration, if any, payable upon the issue or sale of such Convertible Securities and upon the conversion or exchange thereof, by (b) the total maximum number of shares of Common Stock issuable upon the exercise of such rights or options or upon the conversion or exchange of all such Convertible Securities issuable upon the exercise of such rights or options) shall be less than the Purchase Price in effect immediately prior to the time of the granting of such rights or options, then the total maximum number of shares of Common Stock issuable upon the exercise of such rights or options or upon conversion or exchange of the total maximum amount of such Convertible Securities issuable upon the exercise of such rights or options shall (as of the date of granting of such rights or options) be deemed to be outstanding and to have been issued for such price per share. Except as provided in clause (3) below, no further adjustments of the Purchase Price shall be made upon the actual issue of such Common Stock or of such Convertible Securities upon exercise of such rights or options or upon the actual issue of such Common Stock or of such Convertible Securities upon exercise of such rights or options or upon the issue of such Common Stock upon conversion or exchange of such Convertible Securities.

               (2) In case the Company shall issue (whether directly or by assumption in a merger or otherwise) or sell any Convertible Securities, whether or not the rights to exchange or convert thereunder are immediately exercisable, and the price per share for which Common Stock is issuable upon such conversion or exchange (determined by dividing (a) the total amount received or receivable by the corporation as consideration for the issue or sale of such Convertible Securities, plus the minimum aggregate amount of additional consideration, if any, payable to the corporation upon the conversion or exchange thereof, by (b) the total maximum number of shares of Common Stock issuable upon the conversion or exchange of all such Convertible Securities) shall be less than the Purchase Price in effect immediately prior to the time of such issue or sale, then the total maximum number of shares of Common Stock issuable upon conversion or exchange of all such Convertible Securities shall (as of the date of the issue or sale of such Convertible Securities) be deemed to be outstanding and to have been issued for such price per share, provided that (i) except as provided in clause (3) below, no further adjustments of the Purchase Price shall be made upon the actual issue of such Common Stock upon conversion or exchange of such Convertible Securities, and (ii) if any such issue or sale of such Convertible Securities is made upon exercise of any rights to subscribe for or to purchase or any option to purchase any such Convertible Securities for which adjustments of the Purchase Price have been or are to be made pursuant to other provisions of this Subsection B., no further adjustment of the Purchase Price shall be made by reason of such issue or sale.

               (3) Upon the happening of any of the following events, namely, if the purchase price provided in any rights or options referred to in clause (1) of this Subsection B., the additional consideration, if any, payable upon the conversion or exchange of Convertible Securities referred to in clause (1) or clause (2) of this Subsection B., or the rate at which any Convertible Securities referred to in clause (1) or clause (2) of this Subsection (B) are convertible into or exchangeable for Common Stock shall change (other than under or by reason of provisions designed to protect against dilution), the Purchase Price in effect at the time of such event shall forthwith be readjusted to the Purchase Price which would have been in effect at such time had such rights, options or Convertible Securities still outstanding provided for such changed purchase price, additional consideration or conversion rate, as the case may be, at the time initially granted, issued or sold; and on the expiration of any such option or right or the termination of any such right to convert or exchange such Convertible Securities, the Purchase Price then in effect hereunder shall forthwith be increased to the Purchase Price which would have been in effect at the time of such expiration or termination had such right, option or Convertible Security, to the extent outstanding immediately prior to such expiration or termination, never been issued, and the Common Stock issuable thereunder shall no longer be deemed to be outstanding. If the purchase price provided for in any such right or option referred to in clause (1) of this Subsection B. or the rate at which any Convertible Securities referred to in clause (1) or clause (2) of this Subsection B. are convertible into or exchangeable into or exchangeable for Common Stock, shall decrease at any time under or by reason of provisions with respect thereto designed to protect against dilution, then in case of the delivery of Common Stock upon the exercise of any such right or option or upon conversion or exchange of any such Convertible Security, the Purchase Price then in effect hereunder shall forthwith be adjusted to such respective amount as would have obtained had such rights, option or Convertible Security never been issued as to such Common Stock and had adjustments been made upon the issuance of the shares of Common Stock delivered as aforesaid, but only if as a result of such adjustment the Purchase Price then in effect hereunder is thereby decreased.

     (4) In case the Company shall declare a dividend or make any other distributions upon any stock of the Company payable in Common Stock or Convertible Securities, any Common Stock or Convertible Securities, as the case may be, issuable in payment of such dividend or distribution shall be deemed to have been issued or sold without consideration.

               (5) In case any shares of Common Stock or Convertible Securities or any rights or options to purchase any such Common Stock or Convertible Securities shall be issued or sold for cash, the consideration received therefor shall be deemed to be the amount received by the Company therefor, without deduction therefrom of any expenses incurred or any underwriting commissions or concessions paid or allowed by the Company in connection therewith. In case any shares of Common Stock or Convertible Securities or any rights or options to purchase any such Common Stock or Convertible Securities shall be issued or sold for a consideration other than cash, the amount of the consideration other than cash received by the Company shall be deemed to be the fair value of such consideration as determined in good faith by the Board of Directors of the Company, without deduction of any expenses incurred or any underwriting commissions or concessions paid or allowed by the Company in connection therewith. In case any shares of Common Stock or Convertible Securities or any rights or options to purchase such Common Stock or Convertible Securities shall be issued in connection with any merger or consolidation in which the Company is the surviving corporation, the amount of consideration therefor shall be deemed to be the fair value as determined by the Board of Directors of the Company of such portion of the assets and business of the non-surviving corporation or corporations as such Board shall determine to be attributable to such Common Stock or Convertible Securities, rights or options, as the case may be.

     (6) In case the Company shall take a record of the holders of its Common Stock for the purpose of entitling them (a) to receive a dividend or other distribution payable in Common Stock or in Convertible Securities, or (b) to subscribe for or purchase Common Stock or Convertible Securities, then such record date shall be deemed to be the date of the issue or sale of the shares of Common Stock deemed to have been issued upon the declaration of such dividend or the making of such other distribution or the date of the granting of such right of subscription or purchase, as the case may be.

     (7) The number of shares of Common Stock outstanding at any given time shall not include shares owned or held or for the account of the Company, and the disposition of any such shares shall be considered an issue or sale of Common Stock for the purposes of Subsection B.

               (8) Anything in clause (5) of this Subsection B. to the contrary notwithstanding, in the case of an acquisition where all or part of the purchase price is payable in Common Stock or Convertible Securities but is stated as a dollar amount, where the Company upon making the acquisition pays only part of a maximum dollar purchase price which is payable in Common Stock or Convertible Securities and where the balance of such purchase price is deferred or is contingently payable under a formula related to earnings over a period of time,
(a) the consideration received for any Common Stock or Convertible Securities delivered at the time of the acquisition shall be deemed to be such part of the total consideration as the portion of the dollar purchase price then paid in Common Stock or Convertible Securities bears to the total maximum dollar purchase price then paid in Common Stock or Convertible Securities, and (b) in connection with each issuance of additional Common Stock or Convertible Securities pursuant to the terms of the agreement relating to such acquisition, the consideration received shall be deemed to be such part of the total consideration as the portion of the dollar purchase price then and theretofore paid in Common Stock or Convertible Securities bears to the total maximum dollar purchase price payable in Common Stock or Convertible Securities multiplied by a fraction, the numerator of which shall be the number of shares (or in the case of Convertible Securities other than stock, the aggregate principal amount) then issued and the denominator of which shall be the total number of shares (or in the case of Convertible Securities other than stock, the aggregate principal amount) then and theretofore issued under such acquisition agreement. If it is determined that any part of the deferred or contingent portion of such purchase price shall not be payable, the Purchase Price then in effect hereunder shall forthwith be readjusted to such Purchase Price as would have obtained (i) ha the adjustment made in connection with such acquisition been made upon the basis of the issuance of only the number of shares of Common Stock or Convertible Securities actually issued in connection with such acquisition, and (ii) had adjustments been made on the basis of the Purchase Price as adjusted in clause
(1) for all issued or sale (as prices which would have affected such adjusted Purchase Price) of Common Stock or rights, options or Convertible Securities made after such acquisition. In the event that only a part of the purchase price for an acquisition is paid in Common Stock or Convertible Securities in the manner referred to in this clause (8), the term"total consideration" as used in this clause (8) shall mean that part of the aggregate consideration as is fairly allocable to the purchase price paid in Common Stock or Convertible Securities in the manner referred to in this clause (8), as determined by the Board of Directors of the Company.

     (9) Notwithstanding anything to the contrary in this Section II., no adjustment in the Purchase Price shall result, pursuant to Subsection A. above or otherwise, from the issuance by the Company of shares of its Common Stock as a result of the following transactions:

     (a) The exercise of options heretofore or hereafter granted under the Company's 1986 Incentive Stock Option Plan, as the same may be amended, extended or substituted from time to time provided, that the number of shares available thereunder may not be increased by any such amendment, extension or substitution; and

     (b) The exercise of options heretofore or hereafter granted under the Company's 1993 Stock Option Plan, as the same may be amended, extended or substituted from time to time provided, that the number of shares available thereunder may not be increased by any such amendment, extension or substitution.

     C. In case the Company shall declare a dividend upon the Common Stock payable otherwise than out of consolidated earnings or consolidated earned surplus, determined in accordance with generally accepted accounting principles, including the making of appropriate deductions for minority interest, if any, in subsidiary corporations, and otherwise than in Common Stock or Convertible Securities, the Company shall give the holders of each Warrant thirty (30) days prior written notice of the date as of which the holders of Common Stock of record entitled to such special dividend shall be determined. For the purposes of the foregoing a dividend other than in cash shall be considered payable out of earnings or surplus (other than revaluation or paid-in surplus) only to the extent that such earnings or surplus are charged an amount equal to the fair value of such dividend as determined by the Board of Directors of the Company.

     D. (1) In case the Company shall at any time subdivide its outstanding shares of Common Stock into a greater number of shares, the Purchase Price in effect immediately prior to such subdivision shall be proportionately reduced, and, conversely (2) in case the outstanding shares of Common Stock of the Company shall be combined into a smaller number of shares, the Purchase Price in effect immediately prior to such combination shall be proportionately increased.

     E. In case of any capital reorganization or any reclassification of the Common Stock of the Company, the consolidation of Company with or the merger of Company with or into any other corporation, or the sale of the properties and assets of Company as, or substantially as, an entirety to any other corporation, then each holder of a Warrant then outstanding shall be entitled to purchase such number of shares of stock or other securities or property of Company or any other corporation resulting from such reorganization, reclassification, consolidation, merger, or sale, as was exchanged for the number of shares of Common Stock of Company which the holder would have been entitled to purchase except for such action. The subdivision or combination of shares of Common Stock at any time outstanding into a greater or lesser number of shares of Common Stock shall not be deemed to be a reclassification of the Common Stock of Company for the purposes of this Subsection"E."

     F. (1) Except as provided in Subsection G, to follow, upon each adjustment of the Purchase Price as a result of (a) an issuance or sale of Common Stock below the Purchase Price as provided in Subsections A and B above, including (without limitation) a dividend or distribution in shares of capital stock, or
(b) a subdivision of outstanding shares of Common Stock as provided in Subsection "D.(1)" hereof, the number of shares of Common Stock purchasable upon exercise of any Warrant Certificate shall be increased to the number of shares of Common Stock (calculated to the nearest hundredth) obtained by multiplying
(i) the number of shares of Common Stock purchasable immediately prior to such adjustment upon exercise of Warrants (evidenced by the Warrant Certificate held by such holder) by (ii) the Purchase Price in effect immediately prior to such adjustment, and dividing the product so obtained by the Purchase Price in effect after such adjustment.

     (2) Except as provided in Subsection "G" to follow, upon each adjustment of the Purchase Price as a result of a combination of the Common Stock as provided in Subsection "D.(2)" hereof, the number of shares of Common Stock purchasable upon exercise of any Warrant Certificate shall be decreased to the number of shares of Common Stock (calculated to the nearest hundredth) obtained by multiplying (a) the number of shares of Common Stock purchasable immediately prior to such adjustment upon exercise of Warrants evidenced by the Warrant Certificate held by such holder, by (b) the Purchase Price in effect immediately prior to such adjustment, and then dividing the product so obtained by the Purchase Price in effect after such adjustment.

     G. In lieu of an adjustment in the number of shares covered by a Warrant, Company may elect, on or after the date of any adjustment of the Purchase Price, to adjust the number of Warrants.

     H. Irrespective of any adjustments or change in the Purchase Price or the number of shares of the Common Stock issuable upon the exercise of the Warrants, the Warrant Certificates theretofore and thereafter issued may continue to express the Purchase Price per share and the number of shares which were expressed upon the Warrant Certificates when initially issued.

     I. Before taking any action which would cause an adjustment reducing the Purchase Price below the then par value, if any, of the shares of Common Stock issuable upon exercise of the Warrants, Company shall take any corporate action which may, in the opinion of its counsel, be necessary in order that Company may validly and legally issue fully paid and nonassessable shares of such Common Stock at such adjusted Purchase Price.

     J. Whenever the Purchase Price, the number of shares of Common Stock issuable upon the exercise of each Warrant, or the number of Warrants are adjusted as provided in this Section II., Company shall promptly prepare a certificate setting forth the Purchase Price as so adjusted, the number of shares of Common Stock issuable upon the exercise of each Warrant as so adjusted, and a brief statement of the facts accounting for such adjustment.

     K. If any event occurs as to which in the opinion of the Board of Directors of the Company the other provisions of this Section II. are not strictly applicable or if strictly applicable would not fairly protect the conversion rights of the holders of the Warrants in accordance with the essential intent and principles of such provisions, then the Board of Directors shall make an adjustment in the application of such provisions, in accordance with such essential intent and principles, so as to protect such exercise rights as aforesaid. III. A. This Certificate, with or without other Warrant Certificates, upon surrender at the principal office of the Company, may be exchanged for another Warrant Certificate or Warrant Certificates of like tenor evidencing Warrants entitling the holder to purchase a like aggregate number of Shares as the Warrants evidenced by the Warrant Certificate or Warrant Certificates surrendered. If only a part of the Warrants evidenced by this Certificate are exercised, the holder hereof shall be entitled to receive, upon surrender hereof, another Warrant Certificate or Warrant Certificates for the number of whole Warrants not exercised.

     B. Upon receipt by Company of evidence reasonably satisfactory to it of the loss, theft, destruction, or mutilation of a Warrant Certificate, and, in case of loss, theft, destruction, or mutilation, of indemnity or security reasonably satisfactory to it, and reimbursement to Company of all reasonable expenses incidental thereto, and upon surrender to the Company and cancellation of the Warrant Certificate, if mutilated, the Company shall deliver to the registered owner a new Warrant Certificate in lieu of, and evidencing the right to purchase the same number of shares as, the Warrant Certificate so lost, stolen, destroyed, or mutilated.

     C. No holder of the Warrants evidenced by this Certificate shall be entitled to vote or receive dividends or be deemed the holder of Shares or any other securities of Company which may at any time be issuable on the exercise of these Warrants for any purpose, nor shall anything contained in the Warrant Agreement or herein be construed to confer upon the holder of these Warrants, as such, any of the rights of a shareholder of Company or any right to vote for the election of directors or upon any matter submitted to shareholders at any meeting thereof, or to give or withhold consent to any corporate action (whether upon any recapitalization, issue of stock, reclassification of stock, change of par value, consolidation, merger, conveyance, or otherwise) or to receive notice of meetings, or to receive dividends or subscription rights or otherwise, until the Warrants evidenced by this Warrant Certificate have been exercised and the Common Stock purchasable upon the exercise thereof has become deliverable.

     D. To the extent that any Warrant Certificates remain outstanding at 5:01 P.M. central standard time on the Expiration Date, such outstanding Warrant Certificates shall be automatically deemed exercised on behalf of each record holder of Warrant Certificates into shares of the Company's Common Stock at the rate ("Conversion Rate") of one-tenth (1/10) of a share of Common Stock for each Warrant Certificate or Certificates representing, immediately before the Expiration Date, the right to purchase one share of Common Stock.

     E. Upon the exercise of the Warrant, in lieu of the issuance of any fractional Shares, the Company shall pay cash to the registered holder of the Warrant based on the difference between the market price of the Shares, which price shall be computed as the per Share closing price (if such Shares are listed on an exchange) or the average between the per Share bid and asked prices as of the close of business on the exercise date as reported by the National Association of Securities Dealers Automated Quotation System and the Purchase Price on the exercise date times the fractional Share which is represented by the Warrants on the exercise date. However, if no market price exists, then the amount of cash to be paid to the registered holder of the Warrant in lieu of any fractional Shares shall be the product of the difference between the per share Tangible Net Book Value (defined hereafter) of the shares of the Company's Common Stock outstanding on the last business day prior to the exercise date and the Purchase Price on the exercise date times the fractional security which otherwise would have been issuable in the absence of this provision. For purposes of payment of cash in lieu of the issuance of fractional securities, the term"Tangible Net Book Value" means the consolidated total shareholders' equity, determined in accordance with generally accepted accounting principles ("GAAP"), less the aggregate net amount of the following items to the extent, if any, that they were included in consolidated assets or deducted from consolidated liabilities in computing shareholders' equity:

     (i) all franchises, licenses, patents, patent applications, copyrights, trademarks, trade names, goodwill, experimental or organizational expense, unamortized debt discount and expense, and all other assets which under GAAP are deemed intangible; and,

     (ii) any write-up of assets after December 31, 1998.

          F. The holder hereof, by accepting same, consents and agrees with Company and with every other holder of a Warrant Certificate that:

     (1) The Warrants evidenced by this Certificate are transferable only on the registry books of the Company upon surrender of this Certificate at the principal office of the Company and only as provided below;

     (2) Company and may deem and treat the person in whose name this Certificate is registered as the absolute owner thereof and of the Warrants evidenced thereby (notwithstanding any notations of ownership or writing on the Certificate made by anyone other than Company) for all purposes whatsoever, and the Company shall not be affected by any notice to the contrary; and

     (3) Company may modify the terms of the Warrant from time to time.

     G. The registered holder of any Warrant Certificate may exercise it in whole or in part at any time, but only in such multiples as are required to permit the issuance by Company of one or more shares, by surrender of the Warrant Certificate with the form of election to purchase on the reverse side thereof duly executed, to the Company at the principal office of the Company at or prior to 5:00 P.M. central standard time on July 31, 2009, or such later date or dates as Company may determine together with payment of the Purchase Price, payable to Company, for each share into which the Warrants are exercised.

     H. Upon receipt of a Warrant Certificate, with the form of election to purchase duly executed, accompanied by payment of the Purchase Price for its shares to be purchased and an amount equal to any applicable transfer tax in cash, or by certified check, bank draft, or postal or express money order payable to the order of Company, the Company shall thereupon cause the certificates for the number of whole shares to be purchased to be delivered to or upon the order of the registered holder of such Warrant Certificate registered in such name or names as may be designated by such holder.

     I. In case the registered holder of any Warrant Certificate exercises less than all the Warrants evidenced thereby, a new Warrant Certificate evidencing Warrants equivalent to the Warrants remaining unexercised shall be issued by Warrant Agent to the registered holder of such Warrant Certificate or to such holder's duly authorized assigns.

          J. Each person in whose name any certificate for shares of Common Stock of the Company is issued upon the exercise of Warrants shall for all purposes be deemed to have become the holder of record of the shares of Common Stock represented thereby on, and such certificate shall be dated, the date upon which the Warrant Certificate evidencing such Warrants was duly surrendered and payment of the Purchase Price (and any applicable transfer taxes) was made; provided, however, that if the date of such surrender and payment is a date upon which the transfer books of Company are closed, such person shall be deemed to have become the record holder of such shares on, and such certificate shall be dated, the next succeeding business day on which the transfer books of Company are open. Prior to the exercise of the Warrants evidenced thereby, the holder of a Warrant Certificate shall not be entitled to any rights of a shareholder of Company with respect to shares for which the Warrants are exercisable, including, without limitation, the right to vote, to receive dividends or other distributions, or to exercise any preemptive rights, and shall not be entitled to receive any notice of any proceedings of Company, except as provided herein.

          WITNESS the facsimile signatures of the proper officers of Company and its corporate seal. Dated as of July 30, 1999.

                              TGC INDUSTRIES, INC.



                              By:  /s/ Wayne A. Whitener
                                   ____________________________
                                   Wayne A. Whitener, President

ATTEST:

By:    /s/ Kenneth W. Uselton
       _______________________________
         Kenneth W. Uselton,
         Assistant Secretary

                                  ASSIGNMENT

                  (To be executed by the registered holder if such
                holder desires to transfer the Warrant Certificate)

     FOR  VALUE  RECEIVED  _____________________________________  hereby  sells, assigns, and transfers unto ______________________

     (Please print name and address of transferee)

------------------------------------------------------------------
this Warrant Certificate, together with all right, title, and interest therein, and does hereby irrevocably constitute and appoint ___________________________ Attorney, to transfer the within Warrant Certificate on the books of the within-named Company, with full power of substitution.

Dated: ________________________ , 19____.

                                        -------------------------
                                                       Signature

                                        -------------------------
                                            Signature Guaranteed

     NOTICE: The signature(s) to this assignment must correspond with the name(s) as written upon the face of the Certificate in every particular without alteration or enlargement or any change whatever. Signature(s) must be guaranteed by a commercial bank or trust company or a member firm of a major stock exchange.

     ELECTION TO PURCHASE

     (To be executed if holder desires
     to exercise the Warrant Certificate)
     To: TGC INDUSTRIES, INC.

          The undersigned hereby irrevocably elects to exercise ________________ Warrants represented by this Warrant Certificate to purchase the shares of Common Stock issuable upon the exercise of such Warrants and requests that certificates for such shares be issued in the name of:

------------------------------------------------------------------
     (Please insert social security or other identifying number)

------------------------------------------------------------------
     (Please print name and address)

          If such number of Warrants does not constitute all of the Warrants evidenced by this Warrant Certificate, a new Warrant Certificate for the balance remaining of such Warrants shall be registered in the name of and delivered to:

------------------------------------------------------------------
     (Please insert social security or other identifying number)

------------------------------------------------------------------

Dated: ____________________, 19_________

                                        -------------------------
                                                       Signature

                                        -------------------------
                                             Signature Guaranteed

     NOTICE: The signature on this Form of Election to Purchase must correspond with the name(s) as written upon the face of the Certificate without alteration or enlargement or any change whatever. Signature(s) must be guaranteed by a commercial bank or trust company or a member firm of a major stock exchange.

No. WT 3                                                     200,000 Warrants


                         VOID  AFTER  JULY  31,  2009
                   (unless extended by TGC Industries, Inc.)

                            TGC INDUSTRIES, INC.

                           Warrant Agreement and
                            Warrant Certificate

     I. A. THIS CERTIFIES THAT for value received J M S Inc. Cust FBO Herbert M. Gardner Keogh, or registered assigns, is the owner of the number of Warrants ("Warrants") of TGC Industries, Inc. (the"Company") set forth above, each of which entitles the owner hereof to purchase, subject to the restrictions referenced herein, prior to the close of business on July 31, 2009, or such later date or dates as Company may determine (the"Expiration Date"), at the principal office of the Company, one (1) share of Common Stock of TGC Industries, Inc. (the"Shares"), at the purchase price of $.30 per whole share (the"Purchase Price"), upon presentation and surrender of this Warrant Certificate with the Form of Election to Purchase duly executed. The number of Warrants evidenced by this Warrant Certificate (and the number of Shares which may be purchased upon exercise thereof) set forth above is the number as of the date of this Certificate, based on the shares of Common Stock of the Company as constituted at such date.

     B. No Warrant is exercisable by a holder unless, at the time of an exercise by such holder, there is either (1) a registration statement or prospectus covering the Shares that is effective under the Securities Act of 1933, as amended, and the securities laws of the state of the address of record of such holder; or (2) an exemption from registration is available for the Warrant exercise and the issuance of the Shares in the opinion of counsel to Company (and the holder represents in writing that the Shares are being acquired for investment and will not be distributed in violation of applicable securities laws).

          C. Except as hereafter provided,] Company shall have no obligation to register either the Warrants or the Shares into which the Warrants are exercisable.

     (1) The Company agrees that, upon written request from the holders of fifty-one percent (51%) of the then outstanding Warrants (including this Warrant to the extent then outstanding), it will take the following action with respect to a public offering of the Shares, considering the proposed effective date of such offering, subject to its ability to use currently available audited and interim financial statements without having to have any such financial statements specially prepared for such offering:

     (a) promptly cause to be prepared and filed under the Act a registration statement and related prospectus relating to the public offering of the Shares as may be required for the lawful public offering thereof in the manner then contemplated;

     (b) use its best efforts, through its officers and directors, auditors, and counsel in all matters necessary or advisable to cause such to become effective at the earliest possible date after the filing thereof;

     (c) deliver to the holder of this Warrant (to the extent then outstanding) such number of copies of such prospectuses in preliminary and definitive form, and amendments thereto, as it, he, or she may reasonably require, and Company hereby consents to the use of such prospectuses and amendments for the public offering and sale of the Shares;

     (d) qualify the Shares for sale under applicable Blue Sky laws and continue such qualification in effect so long as required for the purposes of the sale of the Shares; and

     (e) pay all fees, taxes, and expenses incident to the performance of its obligations hereunder (except that each owner of such Shares will be responsible for payment of such owner's own attorneys' fees, Share sales commissions, transfer taxes, and other expenses personal to such owner).

     (2) Following the (one time) registration of Shares upon written request from the holders of 51% of the then outstanding Warrants as provided above, any of the holders of the remaining Warrants may request the registration of the remaining Shares issuable upon the exercise thereof (subject to Company's ability to use currently available audited and interim financial statements without having to have any such financial statements specially prepared for such offering), and Company shall (at Company's own expense) take the necessary action to register such Shares.

     (3) Whenever Company, at any time prior to the expiration of this Warrant as herein provided, proposes to file with the Commission for the registration under the Act of any of its securities for Company's own benefit, Company shall, at least thirty days prior to such filing, given written notice of such proposed filing to the holder of this Warrant at the last known address of such holder, and shall offer to include in such filing for registration any proposed disposition of Shares deliverable upon the exercise of the then outstanding Warrants, upon receipt by Company, not less than twenty days prior to the proposed filing date, of a written request setting forth the facts with respect to such proposed disposition. If such request is made, Company will take action (at Company's own expense) to register such Shares by including them in such filing, and will take such other action as may be requested by such holder to qualify the Shares for sale under applicable Blue Sky laws.

     ----------------------

     THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE BEEN ACQUIRED FOR INVESTMENT ONLY AND HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES LAWS OF ANY STATE. WITHOUT SUCH REGISTRATION, SUCH SECURITIES MAY NOT BE SOLD OR OTHERWISE TRANSFERRED AT ANY TIME WHATSOEVER, EXCEPT UPON DELIVERY TO THE CORPORATION OF AN OPINION OF COUNSEL SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED FOR SUCH TRANSFER.

     II. The Purchase Price, the number of Shares which may be purchased upon the exercise of the Warrants evidenced by this Certificate, and the number of Warrants outstanding are subject to modification and adjustment from time to time upon the occurrence of the events enumerated below:

     A. If and whenever the Company shall issue or sell any shares of its Common Stock for a consideration per share less than the Purchase Price in effect immediately prior to the time of such issue or sale, then, forthwith upon such issue or sale, the Purchase Price shall be reduced to a price (calculated to the nearest one hundredth of a cent) determined by dividing (1) an amount equal to the sum of (a) the number of shares of Common Stock outstanding immediately prior to such issue or sale multiplied by the then existing Purchase Price, and
(b) the consideration, if any, received by the Company upon such issue or sale, by (2) the total number of shares of Common Stock outstanding immediately after such issue or sale.

     B. For purposes of Subsection A. above, the following clauses (1) to (9), inclusive, shall also be applicable:

               (1) In case at any time the Company shall grant (whether directly or by assumption in a merger or otherwise) any rights to subscribe for or to purchase, or any options for the purchase of, Common Stock or any stock or securities convertible into or exchangeable for Common Stock (such convertible or exchangeable stock or securities being herein called Convertible Securities) whether or not such rights or options or the right to convert or exchange any such Convertible Securities are immediately exercisable, and the price per share for which Common Stock is issuable upon the exercise of such rights or options or upon conversion or exchange of such Convertible Securities (determined by dividing (a) the total amount, if any, received or receivable by the Company as consideration for the granting of such rights or options, plus the minimum aggregate amount of additional consideration payable to the Company upon the exercise of such rights or options, plus, in the case of such rights or options which relate to Convertible Securities, the minimum aggregate amount of additional consideration, if any, payable upon the issue or sale of such Convertible Securities and upon the conversion or exchange thereof, by (b) the total maximum number of shares of Common Stock issuable upon the exercise of such rights or options or upon the conversion or exchange of all such Convertible Securities issuable upon the exercise of such rights or options) shall be less than the Purchase Price in effect immediately prior to the time of the granting of such rights or options, then the total maximum number of shares of Common Stock issuable upon the exercise of such rights or options or upon conversion or exchange of the total maximum amount of such Convertible Securities issuable upon the exercise of such rights or options shall (as of the date of granting of such rights or options) be deemed to be outstanding and to have been issued for such price per share. Except as provided in clause (3) below, no further adjustments of the Purchase Price shall be made upon the actual issue of such Common Stock or of such Convertible Securities upon exercise of such rights or options or upon the actual issue of such Common Stock or of such Convertible Securities upon exercise of such rights or options or upon the issue of such Common Stock upon conversion or exchange of such Convertible Securities.

               (2) In case the Company shall issue (whether directly or by assumption in a merger or otherwise) or sell any Convertible Securities, whether or not the rights to exchange or convert thereunder are immediately exercisable, and the price per share for which Common Stock is issuable upon such conversion or exchange (determined by dividing (a) the total amount received or receivable by the corporation as consideration for the issue or sale of such Convertible Securities, plus the minimum aggregate amount of additional consideration, if any, payable to the corporation upon the conversion or exchange thereof, by (b) the total maximum number of shares of Common Stock issuable upon the conversion or exchange of all such Convertible Securities) shall be less than the Purchase Price in effect immediately prior to the time of such issue or sale, then the total maximum number of shares of Common Stock issuable upon conversion or exchange of all such Convertible Securities shall (as of the date of the issue or sale of such Convertible Securities) be deemed to be outstanding and to have been issued for such price per share, provided that (i) except as provided in clause (3) below, no further adjustments of the Purchase Price shall be made upon the actual issue of such Common Stock upon conversion or exchange of such Convertible Securities, and (ii) if any such issue or sale of such Convertible Securities is made upon exercise of any rights to subscribe for or to purchase or any option to purchase any such Convertible Securities for which adjustments of the Purchase Price have been or are to be made pursuant to other provisions of this Subsection B., no further adjustment of the Purchase Price shall be made by reason of such issue or sale.

               (3) Upon the happening of any of the following events, namely, if the purchase price provided in any rights or options referred to in clause (1) of this Subsection B., the additional consideration, if any, payable upon the conversion or exchange of Convertible Securities referred to in clause (1) or clause (2) of this Subsection B., or the rate at which any Convertible Securities referred to in clause (1) or clause (2) of this Subsection (B) are convertible into or exchangeable for Common Stock shall change (other than under or by reason of provisions designed to protect against dilution), the Purchase Price in effect at the time of such event shall forthwith be readjusted to the Purchase Price which would have been in effect at such time had such rights, options or Convertible Securities still outstanding provided for such changed purchase price, additional consideration or conversion rate, as the case may be, at the time initially granted, issued or sold; and on the expiration of any such option or right or the termination of any such right to convert or exchange such Convertible Securities, the Purchase Price then in effect hereunder shall forthwith be increased to the Purchase Price which would have been in effect at the time of such expiration or termination had such right, option or Convertible Security, to the extent outstanding immediately prior to such expiration or termination, never been issued, and the Common Stock issuable thereunder shall no longer be deemed to be outstanding. If the purchase price provided for in any such right or option referred to in clause (1) of this Subsection B. or the rate at which any Convertible Securities referred to in clause (1) or clause (2) of this Subsection B. are convertible into or exchangeable into or exchangeable for Common Stock, shall decrease at any time under or by reason of provisions with respect thereto designed to protect against dilution, then in case of the delivery of Common Stock upon the exercise of any such right or option or upon conversion or exchange of any such Convertible Security, the Purchase Price then in effect hereunder shall forthwith be adjusted to such respective amount as would have obtained had such rights, option or Convertible Security never been issued as to such Common Stock and had adjustments been made upon the issuance of the shares of Common Stock delivered as aforesaid, but only if as a result of such adjustment the Purchase Price then in effect hereunder is thereby decreased.

     (4) In case the Company shall declare a dividend or make any other distributions upon any stock of the Company payable in Common Stock or Convertible Securities, any Common Stock or Convertible Securities, as the case may be, issuable in payment of such dividend or distribution shall be deemed to have been issued or sold without consideration.

               (5) In case any shares of Common Stock or Convertible Securities or any rights or options to purchase any such Common Stock or Convertible Securities shall be issued or sold for cash, the consideration received therefor shall be deemed to be the amount received by the Company therefor, without deduction therefrom of any expenses incurred or any underwriting commissions or concessions paid or allowed by the Company in connection therewith. In case any shares of Common Stock or Convertible Securities or any rights or options to purchase any such Common Stock or Convertible Securities shall be issued or sold for a consideration other than cash, the amount of the consideration other than cash received by the Company shall be deemed to be the fair value of such consideration as determined in good faith by the Board of Directors of the Company, without deduction of any expenses incurred or any underwriting commissions or concessions paid or allowed by the Company in connection therewith. In case any shares of Common Stock or Convertible Securities or any rights or options to purchase such Common Stock or Convertible Securities shall be issued in connection with any merger or consolidation in which the Company is the surviving corporation, the amount of consideration therefor shall be deemed to be the fair value as determined by the Board of Directors of the Company of such portion of the assets and business of the non-surviving corporation or corporations as such Board shall determine to be attributable to such Common Stock or Convertible Securities, rights or options, as the case may be.

     (6) In case the Company shall take a record of the holders of its Common Stock for the purpose of entitling them (a) to receive a dividend or other distribution payable in Common Stock or in Convertible Securities, or (b) to subscribe for or purchase Common Stock or Convertible Securities, then such record date shall be deemed to be the date of the issue or sale of the shares of Common Stock deemed to have been issued upon the declaration of such dividend or the making of such other distribution or the date of the granting of such right of subscription or purchase, as the case may be.

     (7) The number of shares of Common Stock outstanding at any given time shall not include shares owned or held or for the account of the Company, and the disposition of any such shares shall be considered an issue or sale of Common Stock for the purposes of Subsection B.

               (8) Anything in clause (5) of this Subsection B. to the contrary notwithstanding, in the case of an acquisition where all or part of the purchase price is payable in Common Stock or Convertible Securities but is stated as a dollar amount, where the Company upon making the acquisition pays only part of a maximum dollar purchase price which is payable in Common Stock or Convertible Securities and where the balance of such purchase price is deferred or is contingently payable under a formula related to earnings over a period of time,
(a) the consideration received for any Common Stock or Convertible Securities delivered at the time of the acquisition shall be deemed to be such part of the total consideration as the portion of the dollar purchase price then paid in Common Stock or Convertible Securities bears to the total maximum dollar purchase price then paid in Common Stock or Convertible Securities, and (b) in connection with each issuance of additional Common Stock or Convertible Securities pursuant to the terms of the agreement relating to such acquisition, the consideration received shall be deemed to be such part of the total consideration as the portion of the dollar purchase price then and theretofore paid in Common Stock or Convertible Securities bears to the total maximum dollar purchase price payable in Common Stock or Convertible Securities multiplied by a fraction, the numerator of which shall be the number of shares (or in the case of Convertible Securities other than stock, the aggregate principal amount) then issued and the denominator of which shall be the total number of shares (or in the case of Convertible Securities other than stock, the aggregate principal amount) then and theretofore issued under such acquisition agreement. If it is determined that any part of the deferred or contingent portion of such purchase price shall not be payable, the Purchase Price then in effect hereunder shall forthwith be readjusted to such Purchase Price as would have obtained (i) ha the adjustment made in connection with such acquisition been made upon the basis of the issuance of only the number of shares of Common Stock or Convertible Securities actually issued in connection with such acquisition, and (ii) had adjustments been made on the basis of the Purchase Price as adjusted in clause
(1) for all issued or sale (as prices which would have affected such adjusted Purchase Price) of Common Stock or rights, options or Convertible Securities made after such acquisition. In the event that only a part of the purchase price for an acquisition is paid in Common Stock or Convertible Securities in the manner referred to in this clause (8), the term"total consideration" as used in this clause (8) shall mean that part of the aggregate consideration as is fairly allocable to the purchase price paid in Common Stock or Convertible Securities in the manner referred to in this clause (8), as determined by the Board of Directors of the Company.

     (9) Notwithstanding anything to the contrary in this Section II., no adjustment in the Purchase Price shall result, pursuant to Subsection A. above or otherwise, from the issuance by the Company of shares of its Common Stock as a result of the following transactions:

     (a) The exercise of options heretofore or hereafter granted under the Company's 1986 Incentive Stock Option Plan, as the same may be amended, extended or substituted from time to time provided, that the number of shares available thereunder may not be increased by any such amendment, extension or substitution; and

     (b) The exercise of options heretofore or hereafter granted under the Company's 1993 Stock Option Plan, as the same may be amended, extended or substituted from time to time provided, that the number of shares available thereunder may not be increased by any such amendment, extension or substitution.

     C. In case the Company shall declare a dividend upon the Common Stock payable otherwise than out of consolidated earnings or consolidated earned surplus, determined in accordance with generally accepted accounting principles, including the making of appropriate deductions for minority interest, if any, in subsidiary corporations, and otherwise than in Common Stock or Convertible Securities, the Company shall give the holders of each Warrant thirty (30) days prior written notice of the date as of which the holders of Common Stock of record entitled to such special dividend shall be determined. For the purposes of the foregoing a dividend other than in cash shall be considered payable out of earnings or surplus (other than revaluation or paid-in surplus) only to the extent that such earnings or surplus are charged an amount equal to the fair value of such dividend as determined by the Board of Directors of the Company.

     D. (1) In case the Company shall at any time subdivide its outstanding shares of Common Stock into a greater number of shares, the Purchase Price in effect immediately prior to such subdivision shall be proportionately reduced, and, conversely (2) in case the outstanding shares of Common Stock of the Company shall be combined into a smaller number of shares, the Purchase Price in effect immediately prior to such combination shall be proportionately increased.

     E. In case of any capital reorganization or any reclassification of the Common Stock of the Company, the consolidation of Company with or the merger of Company with or into any other corporation, or the sale of the properties and assets of Company as, or substantially as, an entirety to any other corporation, then each holder of a Warrant then outstanding shall be entitled to purchase such number of shares of stock or other securities or property of Company or any other corporation resulting from such reorganization, reclassification, consolidation, merger, or sale, as was exchanged for the number of shares of Common Stock of Company which the holder would have been entitled to purchase except for such action. The subdivision or combination of shares of Common Stock at any time outstanding into a greater or lesser number of shares of Common Stock shall not be deemed to be a reclassification of the Common Stock of Company for the purposes of this Subsection"E."

     F. (1) Except as provided in Subsection G, to follow, upon each adjustment of the Purchase Price as a result of (a) an issuance or sale of Common Stock below the Purchase Price as provided in Subsections A and B above, including (without limitation) a dividend or distribution in shares of capital stock, or
(b) a subdivision of outstanding shares of Common Stock as provided in Subsection "D.(1)" hereof, the number of shares of Common Stock purchasable upon exercise of any Warrant Certificate shall be increased to the number of shares of Common Stock (calculated to the nearest hundredth) obtained by multiplying
(i) the number of shares of Common Stock purchasable immediately prior to such adjustment upon exercise of Warrants (evidenced by the Warrant Certificate held by such holder) by (ii) the Purchase Price in effect immediately prior to such adjustment, and dividing the product so obtained by the Purchase Price in effect after such adjustment.

     (2) Except as provided in Subsection "G" to follow, upon each adjustment of the Purchase Price as a result of a combination of the Common Stock as provided in Subsection "D.(2)" hereof, the number of shares of Common Stock purchasable upon exercise of any Warrant Certificate shall be decreased to the number of shares of Common Stock (calculated to the nearest hundredth) obtained by multiplying (a) the number of shares of Common Stock purchasable immediately prior to such adjustment upon exercise of Warrants evidenced by the Warrant Certificate held by such holder, by (b) the Purchase Price in effect immediately prior to such adjustment, and then dividing the product so obtained by the Purchase Price in effect after such adjustment.

     G. In lieu of an adjustment in the number of shares covered by a Warrant, Company may elect, on or after the date of any adjustment of the Purchase Price, to adjust the number of Warrants.

     H. Irrespective of any adjustments or change in the Purchase Price or the number of shares of the Common Stock issuable upon the exercise of the Warrants, the Warrant Certificates theretofore and thereafter issued may continue to express the Purchase Price per share and the number of shares which were expressed upon the Warrant Certificates when initially issued.

     I. Before taking any action which would cause an adjustment reducing the Purchase Price below the then par value, if any, of the shares of Common Stock issuable upon exercise of the Warrants, Company shall take any corporate action which may, in the opinion of its counsel, be necessary in order that Company may validly and legally issue fully paid and nonassessable shares of such Common Stock at such adjusted Purchase Price.

     J. Whenever the Purchase Price, the number of shares of Common Stock issuable upon the exercise of each Warrant, or the number of Warrants are adjusted as provided in this Section II., Company shall promptly prepare a certificate setting forth the Purchase Price as so adjusted, the number of shares of Common Stock issuable upon the exercise of each Warrant as so adjusted, and a brief statement of the facts accounting for such adjustment.

     K. If any event occurs as to which in the opinion of the Board of Directors of the Company the other provisions of this Section II. are not strictly applicable or if strictly applicable would not fairly protect the conversion rights of the holders of the Warrants in accordance with the essential intent and principles of such provisions, then the Board of Directors shall make an adjustment in the application of such provisions, in accordance with such essential intent and principles, so as to protect such exercise rights as aforesaid. III. A. This Certificate, with or without other Warrant Certificates, upon surrender at the principal office of the Company, may be exchanged for another Warrant Certificate or Warrant Certificates of like tenor evidencing Warrants entitling the holder to purchase a like aggregate number of Shares as the Warrants evidenced by the Warrant Certificate or Warrant Certificates surrendered. If only a part of the Warrants evidenced by this Certificate are exercised, the holder hereof shall be entitled to receive, upon surrender hereof, another Warrant Certificate or Warrant Certificates for the number of whole Warrants not exercised.

     B. Upon receipt by Company of evidence reasonably satisfactory to it of the loss, theft, destruction, or mutilation of a Warrant Certificate, and, in case of loss, theft, destruction, or mutilation, of indemnity or security reasonably satisfactory to it, and reimbursement to Company of all reasonable expenses incidental thereto, and upon surrender to the Company and cancellation of the Warrant Certificate, if mutilated, the Company shall deliver to the registered owner a new Warrant Certificate in lieu of, and evidencing the right to purchase the same number of shares as, the Warrant Certificate so lost, stolen, destroyed, or mutilated.

     C. No holder of the Warrants evidenced by this Certificate shall be entitled to vote or receive dividends or be deemed the holder of Shares or any other securities of Company which may at any time be issuable on the exercise of these Warrants for any purpose, nor shall anything contained in the Warrant Agreement or herein be construed to confer upon the holder of these Warrants, as such, any of the rights of a shareholder of Company or any right to vote for the election of directors or upon any matter submitted to shareholders at any meeting thereof, or to give or withhold consent to any corporate action (whether upon any recapitalization, issue of stock, reclassification of stock, change of par value, consolidation, merger, conveyance, or otherwise) or to receive notice of meetings, or to receive dividends or subscription rights or otherwise, until the Warrants evidenced by this Warrant Certificate have been exercised and the Common Stock purchasable upon the exercise thereof has become deliverable.

     D. To the extent that any Warrant Certificates remain outstanding at 5:01 P.M. central standard time on the Expiration Date, such outstanding Warrant Certificates shall be automatically deemed exercised on behalf of each record holder of Warrant Certificates into shares of the Company's Common Stock at the rate ("Conversion Rate") of one-tenth (1/10) of a share of Common Stock for each Warrant Certificate or Certificates representing, immediately before the Expiration Date, the right to purchase one share of Common Stock.

     E. Upon the exercise of the Warrant, in lieu of the issuance of any fractional Shares, the Company shall pay cash to the registered holder of the Warrant based on the difference between the market price of the Shares, which price shall be computed as the per Share closing price (if such Shares are listed on an exchange) or the average between the per Share bid and asked prices as of the close of business on the exercise date as reported by the National Association of Securities Dealers Automated Quotation System and the Purchase Price on the exercise date times the fractional Share which is represented by the Warrants on the exercise date. However, if no market price exists, then the amount of cash to be paid to the registered holder of the Warrant in lieu of any fractional Shares shall be the product of the difference between the per share Tangible Net Book Value (defined hereafter) of the shares of the Company's Common Stock outstanding on the last business day prior to the exercise date and the Purchase Price on the exercise date times the fractional security which otherwise would have been issuable in the absence of this provision. For purposes of payment of cash in lieu of the issuance of fractional securities, the term"Tangible Net Book Value" means the consolidated total shareholders' equity, determined in accordance with generally accepted accounting principles ("GAAP"), less the aggregate net amount of the following items to the extent, if any, that they were included in consolidated assets or deducted from consolidated liabilities in computing shareholders' equity:

     (i) all franchises, licenses, patents, patent applications, copyrights, trademarks, trade names, goodwill, experimental or organizational expense, unamortized debt discount and expense, and all other assets which under GAAP are deemed intangible; and,

               (ii) any write-up of assets after December 31, 1998.

          F. The holder hereof, by accepting same, consents and agrees with Company and with every other holder of a Warrant Certificate that:

     (1) The Warrants evidenced by this Certificate are transferable only on the registry books of the Company upon surrender of this Certificate at the principal office of the Company and only as provided below;

     (2) Company and may deem and treat the person in whose name this Certificate is registered as the absolute owner thereof and of the Warrants evidenced thereby (notwithstanding any notations of ownership or writing on the Certificate made by anyone other than Company) for all purposes whatsoever, and the Company shall not be affected by any notice to the contrary; and

               (3) Company may modify the terms of the Warrant from time to time.

     G. The registered holder of any Warrant Certificate may exercise it in whole or in part at any time, but only in such multiples as are required to permit the issuance by Company of one or more shares, by surrender of the Warrant Certificate with the form of election to purchase on the reverse side thereof duly executed, to the Company at the principal office of the Company at or prior to 5:00 P.M. central standard time on July 31, 2009, or such later date or dates as Company may determine together with payment of the Purchase Price, payable to Company, for each share into which the Warrants are exercised.

     H. Upon receipt of a Warrant Certificate, with the form of election to purchase duly executed, accompanied by payment of the Purchase Price for its shares to be purchased and an amount equal to any applicable transfer tax in cash, or by certified check, bank draft, or postal or express money order payable to the order of Company, the Company shall thereupon cause the certificates for the number of whole shares to be purchased to be delivered to or upon the order of the registered holder of such Warrant Certificate registered in such name or names as may be designated by such holder.

     I. In case the registered holder of any Warrant Certificate exercises less than all the Warrants evidenced thereby, a new Warrant Certificate evidencing Warrants equivalent to the Warrants remaining unexercised shall be issued by Warrant Agent to the registered holder of such Warrant Certificate or to such holder's duly authorized assigns.

     J. Each person in whose name any certificate for shares of Common Stock of the Company is issued upon the exercise of Warrants shall for all purposes be deemed to have become the holder of record of the shares of Common Stock represented thereby on, and such certificate shall be dated, the date upon which the Warrant Certificate evidencing such Warrants was duly surrendered and payment of the Purchase Price (and any applicable transfer taxes) was made; provided, however, that if the date of such surrender and payment is a date upon which the transfer books of Company are closed, such person shall be deemed to have become the record holder of such shares on, and such certificate shall be dated, the next succeeding business day on which the transfer books of Company are open. Prior to the exercise of the Warrants evidenced thereby, the holder of a Warrant Certificate shall not be entitled to any rights of a shareholder of Company with respect to shares for which the Warrants are exercisable, including, without limitation, the right to vote, to receive dividends or other distributions, or to exercise any preemptive rights, and shall not be entitled to receive any notice of any proceedings of Company, except as provided herein.

          WITNESS the facsimile signatures of the proper officers of Company and its corporate seal. Dated as of July 30, 1999.

                              TGC INDUSTRIES, INC.


                              By:  /s/ Wayne A. Whitener
                                   ____________________________
                                   Wayne A. Whitener, President


ATTEST:


By:    /s/ Kenneth W. Uselton
     _________________________
          Kenneth W. Uselton,
         Assistant Secretary

                                  ASSIGNMENT

                  (To be executed by the registered holder if such
                 holder desires to transfer the Warrant Certificate)

     FOR  VALUE  RECEIVED  _____________________________________  hereby  sells, assigns, and transfers unto ______________________

     (Please print name and address of transferee)

------------------------------------------------------------------
this Warrant Certificate, together with all right, title, and interest therein, and does hereby irrevocably constitute and appoint ___________________________ Attorney, to transfer the within Warrant Certificate on the books of the within-named Company, with full power of substitution.

Dated: ________________________ , 19____.

                                        -------------------------
                                                       Signature

                                        -------------------------
                                             Signature Guaranteed

     NOTICE: The signature(s) to this assignment must correspond with the name(s) as written upon the face of the Certificate in every particular without alteration or enlargement or any change whatever. Signature(s) must be guaranteed by a commercial bank or trust company or a member firm of a major stock exchange.

     ELECTION TO PURCHASE

     (To be executed if holder desires
     to exercise the Warrant Certificate)
     To: TGC INDUSTRIES, INC.

          The undersigned hereby irrevocably elects to exercise ________________ Warrants represented by this Warrant Certificate to purchase the shares of Common Stock issuable upon the exercise of such Warrants and requests that certificates for such shares be issued in the name of:

------------------------------------------------------------------
     (Please insert social security or other identifying number)

------------------------------------------------------------------
     (Please print name and address)

          If such number of Warrants does not constitute all of the Warrants evidenced by this Warrant Certificate, a new Warrant Certificate for the balance remaining of such Warrants shall be registered in the name of and delivered to:

------------------------------------------------------------------
     (Please insert social security or other identifying number)

------------------------------------------------------------------

Dated: ____________________, 19_________

                                        -------------------------
                                                       Signature

                                        -------------------------
                                             Signature Guaranteed

     NOTICE: The signature on this Form of Election to Purchase must correspond with the name(s) as written upon the face of the Certificate without alteration or enlargement or any change whatever. Signature(s) must be guaranteed by a commercial bank or trust company or a member firm of a major stock exchange.

No. WT 4                                                    200,000 Warrants


                             VOID AFTER JULY 31,  2009
                    (unless extended by TGC Industries, Inc.)

                               TGC INDUSTRIES, INC.

                              Warrant Agreement and
                               Warrant Certificate

     I. A. THIS CERTIFIES THAT for value received Allen T. McInnes, or registered assigns, is the owner of the number of Warrants ("Warrants") of TGC Industries, Inc. (the"Company") set forth above, each of which entitles the owner hereof to purchase, subject to the restrictions referenced herein, prior to the close of business on July 31, 2009, or such later date or dates as Company may determine (the"Expiration Date"), at the principal office of the Company, one (1) share of Common Stock of TGC Industries, Inc. (the"Shares"), at the purchase price of $.30 per whole share (the"Purchase Price"), upon presentation and surrender of this Warrant Certificate with the Form of Election to Purchase duly executed. The number of Warrants evidenced by this Warrant Certificate (and the number of Shares which may be purchased upon exercise thereof) set forth above is the number as of the date of this Certificate, based on the shares of Common Stock of the Company as constituted at such date.

     B. No Warrant is exercisable by a holder unless, at the time of an exercise by such holder, there is either (1) a registration statement or prospectus covering the Shares that is effective under the Securities Act of 1933, as amended, and the securities laws of the state of the address of record of such holder; or (2) an exemption from registration is available for the Warrant exercise and the issuance of the Shares in the opinion of counsel to Company (and the holder represents in writing that the Shares are being acquired for investment and will not be distributed in violation of applicable securities laws).

          C. Except as hereafter provided,] Company shall have no obligation to register either the Warrants or the Shares into which the Warrants are exercisable.

     (1) The Company agrees that, upon written request from the holders of fifty-one percent (51%) of the then outstanding Warrants (including this Warrant to the extent then outstanding), it will take the following action with respect to a public offering of the Shares, considering the proposed effective date of such offering, subject to its ability to use currently available audited and interim financial statements without having to have any such financial statements specially prepared for such offering:

     (a) promptly cause to be prepared and filed under the Act a registration statement and related prospectus relating to the public offering of the Shares as may be required for the lawful public offering thereof in the manner then contemplated;

     (b) use its best efforts, through its officers and directors, auditors, and counsel in all matters necessary or advisable to cause such to become effective at the earliest possible date after the filing thereof;

     (c) deliver to the holder of this Warrant (to the extent then outstanding) such number of copies of such prospectuses in preliminary and definitive form, and amendments thereto, as it, he, or she may reasonably require, and Company hereby consents to the use of such prospectuses and amendments for the public offering and sale of the Shares;

     (d) qualify the Shares for sale under applicable Blue Sky laws and continue such qualification in effect so long as required for the purposes of the sale of the Shares; and

     (e) pay all fees, taxes, and expenses incident to the performance of its obligations hereunder (except that each owner of such Shares will be responsible for payment of such owner's own attorneys' fees, Share sales commissions, transfer taxes, and other expenses personal to such owner).

     (2) Following the (one time) registration of Shares upon written request from the holders of 51% of the then outstanding Warrants as provided above, any of the holders of the remaining Warrants may request the registration of the remaining Shares issuable upon the exercise thereof (subject to Company's ability to use currently available audited and interim financial statements without having to have any such financial statements specially prepared for such offering), and Company shall (at Company's own expense) take the necessary action to register such Shares.

     (3) Whenever Company, at any time prior to the expiration of this Warrant as herein provided, proposes to file with the Commission for the registration under the Act of any of its securities for Company's own benefit, Company shall, at least thirty days prior to such filing, given written notice of such proposed filing to the holder of this Warrant at the last known address of such holder, and shall offer to include in such filing for registration any proposed disposition of Shares deliverable upon the exercise of the then outstanding Warrants, upon receipt by Company, not less than twenty days prior to the proposed filing date, of a written request setting forth the facts with respect to such proposed disposition. If such request is made, Company will take action (at Company's own expense) to register such Shares by including them in such filing, and will take such other action as may be requested by such holder to qualify the Shares for sale under applicable Blue Sky laws.

     ----------------------

     THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE BEEN ACQUIRED FOR INVESTMENT ONLY AND HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES LAWS OF ANY STATE. WITHOUT SUCH REGISTRATION, SUCH SECURITIES MAY NOT BE SOLD OR OTHERWISE TRANSFERRED AT ANY TIME WHATSOEVER, EXCEPT UPON DELIVERY TO THE CORPORATION OF AN OPINION OF COUNSEL SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED FOR SUCH TRANSFER.

     II. The Purchase Price, the number of Shares which may be purchased upon the exercise of the Warrants evidenced by this Certificate, and the number of Warrants outstanding are subject to modification and adjustment from time to time upon the occurrence of the events enumerated below:

     A. If and whenever the Company shall issue or sell any shares of its Common Stock for a consideration per share less than the Purchase Price in effect immediately prior to the time of such issue or sale, then, forthwith upon such issue or sale, the Purchase Price shall be reduced to a price (calculated to the nearest one hundredth of a cent) determined by dividing (1) an amount equal to the sum of (a) the number of shares of Common Stock outstanding immediately prior to such issue or sale multiplied by the then existing Purchase Price, and
(b) the consideration, if any, received by the Company upon such issue or sale, by (2) the total number of shares of Common Stock outstanding immediately after such issue or sale.

     B. For purposes of Subsection A. above, the following clauses (1) to (9), inclusive, shall also be applicable:

               (1) In case at any time the Company shall grant (whether directly or by assumption in a merger or otherwise) any rights to subscribe for or to purchase, or any options for the purchase of, Common Stock or any stock or securities convertible into or exchangeable for Common Stock (such convertible or exchangeable stock or securities being herein called Convertible Securities) whether or not such rights or options or the right to convert or exchange any such Convertible Securities are immediately exercisable, and the price per share for which Common Stock is issuable upon the exercise of such rights or options or upon conversion or exchange of such Convertible Securities (determined by dividing (a) the total amount, if any, received or receivable by the Company as consideration for the granting of such rights or options, plus the minimum aggregate amount of additional consideration payable to the Company upon the exercise of such rights or options, plus, in the case of such rights or options which relate to Convertible Securities, the minimum aggregate amount of additional consideration, if any, payable upon the issue or sale of such Convertible Securities and upon the conversion or exchange thereof, by (b) the total maximum number of shares of Common Stock issuable upon the exercise of such rights or options or upon the conversion or exchange of all such Convertible Securities issuable upon the exercise of such rights or options) shall be less than the Purchase Price in effect immediately prior to the time of the granting of such rights or options, then the total maximum number of shares of Common Stock issuable upon the exercise of such rights or options or upon conversion or exchange of the total maximum amount of such Convertible Securities issuable upon the exercise of such rights or options shall (as of the date of granting of such rights or options) be deemed to be outstanding and to have been issued for such price per share. Except as provided in clause (3) below, no further adjustments of the Purchase Price shall be made upon the actual issue of such Common Stock or of such Convertible Securities upon exercise of such rights or options or upon the actual issue of such Common Stock or of such Convertible Securities upon exercise of such rights or options or upon the issue of such Common Stock upon conversion or exchange of such Convertible Securities.

               (2) In case the Company shall issue (whether directly or by assumption in a merger or otherwise) or sell any Convertible Securities, whether or not the rights to exchange or convert thereunder are immediately exercisable, and the price per share for which Common Stock is issuable upon such conversion or exchange (determined by dividing (a) the total amount received or receivable by the corporation as consideration for the issue or sale of such Convertible Securities, plus the minimum aggregate amount of additional consideration, if any, payable to the corporation upon the conversion or exchange thereof, by (b) the total maximum number of shares of Common Stock issuable upon the conversion or exchange of all such Convertible Securities) shall be less than the Purchase Price in effect immediately prior to the time of such issue or sale, then the total maximum number of shares of Common Stock issuable upon conversion or exchange of all such Convertible Securities shall (as of the date of the issue or sale of such Convertible Securities) be deemed to be outstanding and to have been issued for such price per share, provided that (i) except as provided in clause (3) below, no further adjustments of the Purchase Price shall be made upon the actual issue of such Common Stock upon conversion or exchange of such Convertible Securities, and (ii) if any such issue or sale of such Convertible Securities is made upon exercise of any rights to subscribe for or to purchase or any option to purchase any such Convertible Securities for which adjustments of the Purchase Price have been or are to be made pursuant to other provisions of this Subsection B., no further adjustment of the Purchase Price shall be made by reason of such issue or sale.

               (3) Upon the happening of any of the following events, namely, if the purchase price provided in any rights or options referred to in clause (1) of this Subsection B., the additional consideration, if any, payable upon the conversion or exchange of Convertible Securities referred to in clause (1) or clause (2) of this Subsection B., or the rate at which any Convertible Securities referred to in clause (1) or clause (2) of this Subsection (B) are convertible into or exchangeable for Common Stock shall change (other than under or by reason of provisions designed to protect against dilution), the Purchase Price in effect at the time of such event shall forthwith be readjusted to the Purchase Price which would have been in effect at such time had such rights, options or Convertible Securities still outstanding provided for such changed purchase price, additional consideration or conversion rate, as the case may be, at the time initially granted, issued or sold; and on the expiration of any such option or right or the termination of any such right to convert or exchange such Convertible Securities, the Purchase Price then in effect hereunder shall forthwith be increased to the Purchase Price which would have been in effect at the time of such expiration or termination had such right, option or Convertible Security, to the extent outstanding immediately prior to such expiration or termination, never been issued, and the Common Stock issuable thereunder shall no longer be deemed to be outstanding. If the purchase price provided for in any such right or option referred to in clause (1) of this Subsection B. or the rate at which any Convertible Securities referred to in clause (1) or clause (2) of this Subsection B. are convertible into or exchangeable into or exchangeable for Common Stock, shall decrease at any time under or by reason of provisions with respect thereto designed to protect against dilution, then in case of the delivery of Common Stock upon the exercise of any such right or option or upon conversion or exchange of any such Convertible Security, the Purchase Price then in effect hereunder shall forthwith be adjusted to such respective amount as would have obtained had such rights, option or Convertible Security never been issued as to such Common Stock and had adjustments been made upon the issuance of the shares of Common Stock delivered as aforesaid, but only if as a result of such adjustment the Purchase Price then in effect hereunder is thereby decreased.

     (4) In case the Company shall declare a dividend or make any other distributions upon any stock of the Company payable in Common Stock or Convertible Securities, any Common Stock or Convertible Securities, as the case may be, issuable in payment of such dividend or distribution shall be deemed to have been issued or sold without consideration.

               (5) In case any shares of Common Stock or Convertible Securities or any rights or options to purchase any such Common Stock or Convertible Securities shall be issued or sold for cash, the consideration received therefor shall be deemed to be the amount received by the Company therefor, without deduction therefrom of any expenses incurred or any underwriting commissions or concessions paid or allowed by the Company in connection therewith. In case any shares of Common Stock or Convertible Securities or any rights or options to purchase any such Common Stock or Convertible Securities shall be issued or sold for a consideration other than cash, the amount of the consideration other than cash received by the Company shall be deemed to be the fair value of such consideration as determined in good faith by the Board of Directors of the Company, without deduction of any expenses incurred or any underwriting commissions or concessions paid or allowed by the Company in connection therewith. In case any shares of Common Stock or Convertible Securities or any rights or options to purchase such Common Stock or Convertible Securities shall be issued in connection with any merger or consolidation in which the Company is the surviving corporation, the amount of consideration therefor shall be deemed to be the fair value as determined by the Board of Directors of the Company of such portion of the assets and business of the non-surviving corporation or corporations as such Board shall determine to be attributable to such Common Stock or Convertible Securities, rights or options, as the case may be.

     (6) In case the Company shall take a record of the holders of its Common Stock for the purpose of entitling them (a) to receive a dividend or other distribution payable in Common Stock or in Convertible Securities, or (b) to subscribe for or purchase Common Stock or Convertible Securities, then such record date shall be deemed to be the date of the issue or sale of the shares of Common Stock deemed to have been issued upon the declaration of such dividend or the making of such other distribution or the date of the granting of such right of subscription or purchase, as the case may be.

     (7) The number of shares of Common Stock outstanding at any given time shall not include shares owned or held or for the account of the Company, and the disposition of any such shares shall be considered an issue or sale of Common Stock for the purposes of Subsection B.

               (8) Anything in clause (5) of this Subsection B. to the contrary notwithstanding, in the case of an acquisition where all or part of the purchase price is payable in Common Stock or Convertible Securities but is stated as a dollar amount, where the Company upon making the acquisition pays only part of a maximum dollar purchase price which is payable in Common Stock or Convertible Securities and where the balance of such purchase price is deferred or is contingently payable under a formula related to earnings over a period of time,
(a) the consideration received for any Common Stock or Convertible Securities delivered at the time of the acquisition shall be deemed to be such part of the total consideration as the portion of the dollar purchase price then paid in Common Stock or Convertible Securities bears to the total maximum dollar purchase price then paid in Common Stock or Convertible Securities, and (b) in connection with each issuance of additional Common Stock or Convertible Securities pursuant to the terms of the agreement relating to such acquisition, the consideration received shall be deemed to be such part of the total consideration as the portion of the dollar purchase price then and theretofore paid in Common Stock or Convertible Securities bears to the total maximum dollar purchase price payable in Common Stock or Convertible Securities multiplied by a fraction, the numerator of which shall be the number of shares (or in the case of Convertible Securities other than stock, the aggregate principal amount) then issued and the denominator of which shall be the total number of shares (or in the case of Convertible Securities other than stock, the aggregate principal amount) then and theretofore issued under such acquisition agreement. If it is determined that any part of the deferred or contingent portion of such purchase price shall not be payable, the Purchase Price then in effect hereunder shall forthwith be readjusted to such Purchase Price as would have obtained (i) ha the adjustment made in connection with such acquisition been made upon the basis of the issuance of only the number of shares of Common Stock or Convertible Securities actually issued in connection with such acquisition, and (ii) had adjustments been made on the basis of the Purchase Price as adjusted in clause
(1) for all issued or sale (as prices which would have affected such adjusted Purchase Price) of Common Stock or rights, options or Convertible Securities made after such acquisition. In the event that only a part of the purchase price for an acquisition is paid in Common Stock or Convertible Securities in the manner referred to in this clause (8), the term"total consideration" as used in this clause (8) shall mean that part of the aggregate consideration as is fairly allocable to the purchase price paid in Common Stock or Convertible Securities in the manner referred to in this clause (8), as determined by the Board of Directors of the Company.

     (9) Notwithstanding anything to the contrary in this Section II., no adjustment in the Purchase Price shall result, pursuant to Subsection A. above or otherwise, from the issuance by the Company of shares of its Common Stock as a result of the following transactions:

     (a) The exercise of options heretofore or hereafter granted under the Company's 1986 Incentive Stock Option Plan, as the same may be amended, extended or substituted from time to time provided, that the number of shares available thereunder may not be increased by any such amendment, extension or substitution; and

     (b) The exercise of options heretofore or hereafter granted under the Company's 1993 Stock Option Plan, as the same may be amended, extended or substituted from time to time provided, that the number of shares available thereunder may not be increased by any such amendment, extension or substitution.

     C. In case the Company shall declare a dividend upon the Common Stock payable otherwise than out of consolidated earnings or consolidated earned surplus, determined in accordance with generally accepted accounting principles, including the making of appropriate deductions for minority interest, if any, in subsidiary corporations, and otherwise than in Common Stock or Convertible Securities, the Company shall give the holders of each Warrant thirty (30) days prior written notice of the date as of which the holders of Common Stock of record entitled to such special dividend shall be determined. For the purposes of the foregoing a dividend other than in cash shall be considered payable out of earnings or surplus (other than revaluation or paid-in surplus) only to the extent that such earnings or surplus are charged an amount equal to the fair value of such dividend as determined by the Board of Directors of the Company.

     D. (1) In case the Company shall at any time subdivide its outstanding shares of Common Stock into a greater number of shares, the Purchase Price in effect immediately prior to such subdivision shall be proportionately reduced, and, conversely (2) in case the outstanding shares of Common Stock of the Company shall be combined into a smaller number of shares, the Purchase Price in effect immediately prior to such combination shall be proportionately increased.

     E. In case of any capital reorganization or any reclassification of the Common Stock of the Company, the consolidation of Company with or the merger of Company with or into any other corporation, or the sale of the properties and assets of Company as, or substantially as, an entirety to any other corporation, then each holder of a Warrant then outstanding shall be entitled to purchase such number of shares of stock or other securities or property of Company or any other corporation resulting from such reorganization, reclassification, consolidation, merger, or sale, as was exchanged for the number of shares of Common Stock of Company which the holder would have been entitled to purchase except for such action. The subdivision or combination of shares of Common Stock at any time outstanding into a greater or lesser number of shares of Common Stock shall not be deemed to be a reclassification of the Common Stock of Company for the purposes of this Subsection"E."

     F. (1) Except as provided in Subsection G, to follow, upon each adjustment of the Purchase Price as a result of (a) an issuance or sale of Common Stock below the Purchase Price as provided in Subsections A and B above, including (without limitation) a dividend or distribution in shares of capital stock, or
(b) a subdivision of outstanding shares of Common Stock as provided in Subsection "D.(1)" hereof, the number of shares of Common Stock purchasable upon exercise of any Warrant Certificate shall be increased to the number of shares of Common Stock (calculated to the nearest hundredth) obtained by multiplying
(i) the number of shares of Common Stock purchasable immediately prior to such adjustment upon exercise of Warrants (evidenced by the Warrant Certificate held by such holder) by (ii) the Purchase Price in effect immediately prior to such adjustment, and dividing the product so obtained by the Purchase Price in effect after such adjustment.

     (2) Except as provided in Subsection "G" to follow, upon each adjustment of the Purchase Price as a result of a combination of the Common Stock as provided in Subsection "D.(2)" hereof, the number of shares of Common Stock purchasable upon exercise of any Warrant Certificate shall be decreased to the number of shares of Common Stock (calculated to the nearest hundredth) obtained by multiplying (a) the number of shares of Common Stock purchasable immediately prior to such adjustment upon exercise of Warrants evidenced by the Warrant Certificate held by such holder, by (b) the Purchase Price in effect immediately prior to such adjustment, and then dividing the product so obtained by the Purchase Price in effect after such adjustment.

     G. In lieu of an adjustment in the number of shares covered by a Warrant, Company may elect, on or after the date of any adjustment of the Purchase Price, to adjust the number of Warrants.

     H. Irrespective of any adjustments or change in the Purchase Price or the number of shares of the Common Stock issuable upon the exercise of the Warrants, the Warrant Certificates theretofore and thereafter issued may continue to express the Purchase Price per share and the number of shares which were expressed upon the Warrant Certificates when initially issued.

     I. Before taking any action which would cause an adjustment reducing the Purchase Price below the then par value, if any, of the shares of Common Stock issuable upon exercise of the Warrants, Company shall take any corporate action which may, in the opinion of its counsel, be necessary in order that Company may validly and legally issue fully paid and nonassessable shares of such Common Stock at such adjusted Purchase Price.

     J. Whenever the Purchase Price, the number of shares of Common Stock issuable upon the exercise of each Warrant, or the number of Warrants are adjusted as provided in this Section II., Company shall promptly prepare a certificate setting forth the Purchase Price as so adjusted, the number of shares of Common Stock issuable upon the exercise of each Warrant as so adjusted, and a brief statement of the facts accounting for such adjustment.

     K. If any event occurs as to which in the opinion of the Board of Directors of the Company the other provisions of this Section II. are not strictly applicable or if strictly applicable would not fairly protect the conversion rights of the holders of the Warrants in accordance with the essential intent and principles of such provisions, then the Board of Directors shall make an adjustment in the application of such provisions, in accordance with such essential intent and principles, so as to protect such exercise rights as aforesaid. III. A. This Certificate, with or without other Warrant Certificates, upon surrender at the principal office of the Company, may be exchanged for another Warrant Certificate or Warrant Certificates of like tenor evidencing Warrants entitling the holder to purchase a like aggregate number of Shares as the Warrants evidenced by the Warrant Certificate or Warrant Certificates surrendered. If only a part of the Warrants evidenced by this Certificate are exercised, the holder hereof shall be entitled to receive, upon surrender hereof, another Warrant Certificate or Warrant Certificates for the number of whole Warrants not exercised.

     B. Upon receipt by Company of evidence reasonably satisfactory to it of the loss, theft, destruction, or mutilation of a Warrant Certificate, and, in case of loss, theft, destruction, or mutilation, of indemnity or security reasonably satisfactory to it, and reimbursement to Company of all reasonable expenses incidental thereto, and upon surrender to the Company and cancellation of the Warrant Certificate, if mutilated, the Company shall deliver to the registered owner a new Warrant Certificate in lieu of, and evidencing the right to purchase the same number of shares as, the Warrant Certificate so lost, stolen, destroyed, or mutilated.

     C. No holder of the Warrants evidenced by this Certificate shall be entitled to vote or receive dividends or be deemed the holder of Shares or any other securities of Company which may at any time be issuable on the exercise of these Warrants for any purpose, nor shall anything contained in the Warrant Agreement or herein be construed to confer upon the holder of these Warrants, as such, any of the rights of a shareholder of Company or any right to vote for the election of directors or upon any matter submitted to shareholders at any meeting thereof, or to give or withhold consent to any corporate action (whether upon any recapitalization, issue of stock, reclassification of stock, change of par value, consolidation, merger, conveyance, or otherwise) or to receive notice of meetings, or to receive dividends or subscription rights or otherwise, until the Warrants evidenced by this Warrant Certificate have been exercised and the Common Stock purchasable upon the exercise thereof has become deliverable.

     D. To the extent that any Warrant Certificates remain outstanding at 5:01 P.M. central standard time on the Expiration Date, such outstanding Warrant Certificates shall be automatically deemed exercised on behalf of each record holder of Warrant Certificates into shares of the Company's Common Stock at the rate ("Conversion Rate") of one-tenth (1/10) of a share of Common Stock for each Warrant Certificate or Certificates representing, immediately before the Expiration Date, the right to purchase one share of Common Stock.

     E. Upon the exercise of the Warrant, in lieu of the issuance of any fractional Shares, the Company shall pay cash to the registered holder of the Warrant based on the difference between the market price of the Shares, which price shall be computed as the per Share closing price (if such Shares are listed on an exchange) or the average between the per Share bid and asked prices as of the close of business on the exercise date as reported by the National Association of Securities Dealers Automated Quotation System and the Purchase Price on the exercise date times the fractional Share which is represented by the Warrants on the exercise date. However, if no market price exists, then the amount of cash to be paid to the registered holder of the Warrant in lieu of any fractional Shares shall be the product of the difference between the per share Tangible Net Book Value (defined hereafter) of the shares of the Company's Common Stock outstanding on the last business day prior to the exercise date and the Purchase Price on the exercise date times the fractional security which otherwise would have been issuable in the absence of this provision. For purposes of payment of cash in lieu of the issuance of fractional securities, the term"Tangible Net Book Value" means the consolidated total shareholders' equity, determined in accordance with generally accepted accounting principles ("GAAP"), less the aggregate net amount of the following items to the extent, if any, that they were included in consolidated assets or deducted from consolidated liabilities in computing shareholders' equity:

     (i) all franchises, licenses, patents, patent applications, copyrights, trademarks, trade names, goodwill, experimental or organizational expense, unamortized debt discount and expense, and all other assets which under GAAP are deemed intangible; and,

               (ii) any write-up of assets after December 31, 1998.

          F. The holder hereof, by accepting same, consents and agrees with Company and with every other holder of a Warrant Certificate that:

     (1) The Warrants evidenced by this Certificate are transferable only on the registry books of the Company upon surrender of this Certificate at the principal office of the Company and only as provided below;

     (2) Company and may deem and treat the person in whose name this Certificate is registered as the absolute owner thereof and of the Warrants evidenced thereby (notwithstanding any notations of ownership or writing on the Certificate made by anyone other than Company) for all purposes whatsoever, and the Company shall not be affected by any notice to the contrary; and

               (3) Company may modify the terms of the Warrant from time to time.

     G. The registered holder of any Warrant Certificate may exercise it in whole or in part at any time, but only in such multiples as are required to permit the issuance by Company of one or more shares, by surrender of the Warrant Certificate with the form of election to purchase on the reverse side thereof duly executed, to the Company at the principal office of the Company at or prior to 5:00 P.M. central standard time on July 31, 2009, or such later date or dates as Company may determine together with payment of the Purchase Price, payable to Company, for each share into which the Warrants are exercised.

     H. Upon receipt of a Warrant Certificate, with the form of election to purchase duly executed, accompanied by payment of the Purchase Price for its shares to be purchased and an amount equal to any applicable transfer tax in cash, or by certified check, bank draft, or postal or express money order payable to the order of Company, the Company shall thereupon cause the certificates for the number of whole shares to be purchased to be delivered to or upon the order of the registered holder of such Warrant Certificate registered in such name or names as may be designated by such holder.

     I. In case the registered holder of any Warrant Certificate exercises less than all the Warrants evidenced thereby, a new Warrant Certificate evidencing Warrants equivalent to the Warrants remaining unexercised shall be issued by Warrant Agent to the registered holder of such Warrant Certificate or to such holder's duly authorized assigns.

          J. Each person in whose name any certificate for shares of Common Stock of the Company is issued upon the exercise of Warrants shall for all purposes be deemed to have become the holder of record of the shares of Common Stock represented thereby on, and such certificate shall be dated, the date upon which the Warrant Certificate evidencing such Warrants was duly surrendered and payment of the Purchase Price (and any applicable transfer taxes) was made; provided, however, that if the date of such surrender and payment is a date upon which the transfer books of Company are closed, such person shall be deemed to have become the record holder of such shares on, and such certificate shall be dated, the next succeeding business day on which the transfer books of Company are open. Prior to the exercise of the Warrants evidenced thereby, the holder of a Warrant Certificate shall not be entitled to any rights of a shareholder of Company with respect to shares for which the Warrants are exercisable, including, without limitation, the right to vote, to receive dividends or other distributions, or to exercise any preemptive rights, and shall not be entitled to receive any notice of any proceedings of Company, except as provided herein.

          WITNESS the facsimile signatures of the proper officers of Company and its corporate seal. Dated as of July 30, 1999.

                              TGC INDUSTRIES, INC.


                              By:  /s/ Wayne A. Whitener

                                   ____________________________
                                   Wayne A. Whitener, President
ATTEST:


By:    /s/ Kenneth W. Uselton
       ________________________
         Kenneth W. Uselton,
         Assistant Secretary

                                 ASSIGNMENT

                (To be executed by the registered holder if such
               holder desires to transfer the Warrant Certificate)

     FOR  VALUE  RECEIVED  _____________________________________  hereby  sells, assigns, and transfers unto ______________________

     (Please print name and address of transferee)

------------------------------------------------------------------
this Warrant Certificate, together with all right, title, and interest therein, and does hereby irrevocably constitute and appoint ___________________________ Attorney, to transfer the within Warrant Certificate on the books of the within-named Company, with full power of substitution.

Dated: ________________________ , 19____.

                                        -------------------------
                                                       Signature

                                        -------------------------
                                              Signature Guaranteed

     NOTICE: The signature(s) to this assignment must correspond with the name(s) as written upon the face of the Certificate in every particular without alteration or enlargement or any change whatever. Signature(s) must be guaranteed by a commercial bank or trust company or a member firm of a major stock exchange.

     ELECTION TO PURCHASE

     (To be executed if holder desires
     to exercise the Warrant Certificate)
     To: TGC INDUSTRIES, INC.

          The undersigned hereby irrevocably elects to exercise ________________ Warrants represented by this Warrant Certificate to purchase the shares of Common Stock issuable upon the exercise of such Warrants and requests that certificates for such shares be issued in the name of:

------------------------------------------------------------------
     (Please insert social security or other identifying number)

------------------------------------------------------------------
     (Please print name and address)

          If such number of Warrants does not constitute all of the Warrants evidenced by this Warrant Certificate, a new Warrant Certificate for the balance remaining of such Warrants shall be registered in the name of and delivered to:

------------------------------------------------------------------
     (Please insert social security or other identifying number)

------------------------------------------------------------------

Dated: ____________________, 19_________

                                        -------------------------
                                                       Signature

                                        -------------------------
                                             Signature Guaranteed

     NOTICE: The signature on this Form of Election to Purchase must correspond with the name(s) as written upon the face of the Certificate without alteration or enlargement or any change whatever. Signature(s) must be guaranteed by a commercial bank or trust company or a member firm of a major stock exchange.

No. WT 5                                                     50,000 Warrants


                            VOID AFTER JULY 31,  2009
                    (unless extended by TGC Industries, Inc.)

                              TGC INDUSTRIES, INC.

                              Warrant Agreement and
                               Warrant Certificate

     I. A. THIS CERTIFIES THAT for value received Wayne A. Whitener, or registered assigns, is the owner of the number of Warrants ("Warrants") of TGC Industries, Inc. (the"Company") set forth above, each of which entitles the owner hereof to purchase, subject to the restrictions referenced herein, prior to the close of business on July 31, 2009, or such later date or dates as Company may determine (the"Expiration Date"), at the principal office of the Company, one (1) share of Common Stock of TGC Industries, Inc. (the"Shares"), at the purchase price of $.30 per whole share (the"Purchase Price"), upon presentation and surrender of this Warrant Certificate with the Form of Election to Purchase duly executed. The number of Warrants evidenced by this Warrant Certificate (and the number of Shares which may be purchased upon exercise thereof) set forth above is the number as of the date of this Certificate, based on the shares of Common Stock of the Company as constituted at such date.

     B. No Warrant is exercisable by a holder unless, at the time of an exercise by such holder, there is either (1) a registration statement or prospectus covering the Shares that is effective under the Securities Act of 1933, as amended, and the securities laws of the state of the address of record of such holder; or (2) an exemption from registration is available for the Warrant exercise and the issuance of the Shares in the opinion of counsel to Company (and the holder represents in writing that the Shares are being acquired for investment and will not be distributed in violation of applicable securities laws).

          C. Except as hereafter provided,] Company shall have no obligation to register either the Warrants or the Shares into which the Warrants are exercisable.

     (1) The Company agrees that, upon written request from the holders of fifty-one percent (51%) of the then outstanding Warrants (including this Warrant to the extent then outstanding), it will take the following action with respect to a public offering of the Shares, considering the proposed effective date of such offering, subject to its ability to use currently available audited and interim financial statements without having to have any such financial statements specially prepared for such offering:

     (a) promptly cause to be prepared and filed under the Act a registration statement and related prospectus relating to the public offering of the Shares as may be required for the lawful public offering thereof in the manner then contemplated;

     (b) use its best efforts, through its officers and directors, auditors, and counsel in all matters necessary or advisable to cause such to become effective at the earliest possible date after the filing thereof;

     (c) deliver to the holder of this Warrant (to the extent then outstanding) such number of copies of such prospectuses in preliminary and definitive form, and amendments thereto, as it, he, or she may reasonably require, and Company hereby consents to the use of such prospectuses and amendments for the public offering and sale of the Shares;

     (d) qualify the Shares for sale under applicable Blue Sky laws and continue such qualification in effect so long as required for the purposes of the sale of the Shares; and

     (e) pay all fees, taxes, and expenses incident to the performance of its obligations hereunder (except that each owner of such Shares will be responsible for payment of such owner's own attorneys' fees, Share sales commissions, transfer taxes, and other expenses personal to such owner).

     (2) Following the (one time) registration of Shares upon written request from the holders of 51% of the then outstanding Warrants as provided above, any of the holders of the remaining Warrants may request the registration of the remaining Shares issuable upon the exercise thereof (subject to Company's ability to use currently available audited and interim financial statements without having to have any such financial statements specially prepared for such offering), and Company shall (at Company's own expense) take the necessary action to register such Shares.

     (3) Whenever Company, at any time prior to the expiration of this Warrant as herein provided, proposes to file with the Commission for the registration under the Act of any of its securities for Company's own benefit, Company shall, at least thirty days prior to such filing, given written notice of such proposed filing to the holder of this Warrant at the last known address of such holder, and shall offer to include in such filing for registration any proposed disposition of Shares deliverable upon the exercise of the then outstanding Warrants, upon receipt by Company, not less than twenty days prior to the proposed filing date, of a written request setting forth the facts with respect to such proposed disposition. If such request is made, Company will take action (at Company's own expense) to register such Shares by including them in such filing, and will take such other action as may be requested by such holder to qualify the Shares for sale under applicable Blue Sky laws.

     ----------------------

     THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE BEEN ACQUIRED FOR INVESTMENT ONLY AND HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES LAWS OF ANY STATE. WITHOUT SUCH REGISTRATION, SUCH SECURITIES MAY NOT BE SOLD OR OTHERWISE TRANSFERRED AT ANY TIME WHATSOEVER, EXCEPT UPON DELIVERY TO THE CORPORATION OF AN OPINION OF COUNSEL SATISFACTORY TO THE CORPORATION THAT REGISTRATION IS NOT REQUIRED FOR SUCH TRANSFER.

     II. The Purchase Price, the number of Shares which may be purchased upon the exercise of the Warrants evidenced by this Certificate, and the number of Warrants outstanding are subject to modification and adjustment from time to time upon the occurrence of the events enumerated below:

     A. If and whenever the Company shall issue or sell any shares of its Common Stock for a consideration per share less than the Purchase Price in effect immediately prior to the time of such issue or sale, then, forthwith upon such issue or sale, the Purchase Price shall be reduced to a price (calculated to the nearest one hundredth of a cent) determined by dividing (1) an amount equal to the sum of (a) the number of shares of Common Stock outstanding immediately prior to such issue or sale multiplied by the then existing Purchase Price, and
(b) the consideration, if any, received by the Company upon such issue or sale, by (2) the total number of shares of Common Stock outstanding immediately after such issue or sale.

     B. For purposes of Subsection A. above, the following clauses (1) to (9), inclusive, shall also be applicable:

               (1) In case at any time the Company shall grant (whether directly or by assumption in a merger or otherwise) any rights to subscribe for or to purchase, or any options for the purchase of, Common Stock or any stock or securities convertible into or exchangeable for Common Stock (such convertible or exchangeable stock or securities being herein called Convertible Securities) whether or not such rights or options or the right to convert or exchange any such Convertible Securities are immediately exercisable, and the price per share for which Common Stock is issuable upon the exercise of such rights or options or upon conversion or exchange of such Convertible Securities (determined by dividing (a) the total amount, if any, received or receivable by the Company as consideration for the granting of such rights or options, plus the minimum aggregate amount of additional consideration payable to the Company upon the exercise of such rights or options, plus, in the case of such rights or options which relate to Convertible Securities, the minimum aggregate amount of additional consideration, if any, payable upon the issue or sale of such Convertible Securities and upon the conversion or exchange thereof, by (b) the total maximum number of shares of Common Stock issuable upon the exercise of such rights or options or upon the conversion or exchange of all such Convertible Securities issuable upon the exercise of such rights or options) shall be less than the Purchase Price in effect immediately prior to the time of the granting of such rights or options, then the total maximum number of shares of Common Stock issuable upon the exercise of such rights or options or upon conversion or exchange of the total maximum amount of such Convertible Securities issuable upon the exercise of such rights or options shall (as of the date of granting of such rights or options) be deemed to be outstanding and to have been issued for such price per share. Except as provided in clause (3) below, no further adjustments of the Purchase Price shall be made upon the actual issue of such Common Stock or of such Convertible Securities upon exercise of such rights or options or upon the actual issue of such Common Stock or of such Convertible Securities upon exercise of such rights or options or upon the issue of such Common Stock upon conversion or exchange of such Convertible Securities.

               (2) In case the Company shall issue (whether directly or by assumption in a merger or otherwise) or sell any Convertible Securities, whether or not the rights to exchange or convert thereunder are immediately exercisable, and the price per share for which Common Stock is issuable upon such conversion or exchange (determined by dividing (a) the total amount received or receivable by the corporation as consideration for the issue or sale of such Convertible Securities, plus the minimum aggregate amount of additional consideration, if any, payable to the corporation upon the conversion or exchange thereof, by (b) the total maximum number of shares of Common Stock issuable upon the conversion or exchange of all such Convertible Securities) shall be less than the Purchase Price in effect immediately prior to the time of such issue or sale, then the total maximum number of shares of Common Stock issuable upon conversion or exchange of all such Convertible Securities shall (as of the date of the issue or sale of such Convertible Securities) be deemed to be outstanding and to have been issued for such price per share, provided that (i) except as provided in clause (3) below, no further adjustments of the Purchase Price shall be made upon the actual issue of such Common Stock upon conversion or exchange of such Convertible Securities, and (ii) if any such issue or sale of such Convertible Securities is made upon exercise of any rights to subscribe for or to purchase or any option to purchase any such Convertible Securities for which adjustments of the Purchase Price have been or are to be made pursuant to other provisions of this Subsection B., no further adjustment of the Purchase Price shall be made by reason of such issue or sale.

               (3) Upon the happening of any of the following events, namely, if the purchase price provided in any rights or options referred to in clause (1) of this Subsection B., the additional consideration, if any, payable upon the conversion or exchange of Convertible Securities referred to in clause (1) or clause (2) of this Subsection B., or the rate at which any Convertible Securities referred to in clause (1) or clause (2) of this Subsection (B) are convertible into or exchangeable for Common Stock shall change (other than under or by reason of provisions designed to protect against dilution), the Purchase Price in effect at the time of such event shall forthwith be readjusted to the Purchase Price which would have been in effect at such time had such rights, options or Convertible Securities still outstanding provided for such changed purchase price, additional consideration or conversion rate, as the case may be, at the time initially granted, issued or sold; and on the expiration of any such option or right or the termination of any such right to convert or exchange such Convertible Securities, the Purchase Price then in effect hereunder shall forthwith be increased to the Purchase Price which would have been in effect at the time of such expiration or termination had such right, option or Convertible Security, to the extent outstanding immediately prior to such expiration or termination, never been issued, and the Common Stock issuable thereunder shall no longer be deemed to be outstanding. If the purchase price provided for in any such right or option referred to in clause (1) of this Subsection B. or the rate at which any Convertible Securities referred to in clause (1) or clause (2) of this Subsection B. are convertible into or exchangeable into or exchangeable for Common Stock, shall decrease at any time under or by reason of provisions with respect thereto designed to protect against dilution, then in case of the delivery of Common Stock upon the exercise of any such right or option or upon conversion or exchange of any such Convertible Security, the Purchase Price then in effect hereunder shall forthwith be adjusted to such respective amount as would have obtained had such rights, option or Convertible Security never been issued as to such Common Stock and had adjustments been made upon the issuance of the shares of Common Stock delivered as aforesaid, but only if as a result of such adjustment the Purchase Price then in effect hereunder is thereby decreased.

     (4) In case the Company shall declare a dividend or make any other distributions upon any stock of the Company payable in Common Stock or Convertible Securities, any Common Stock or Convertible Securities, as the case may be, issuable in payment of such dividend or distribution shall be deemed to have been issued or sold without consideration.

               (5) In case any shares of Common Stock or Convertible Securities or any rights or options to purchase any such Common Stock or Convertible Securities shall be issued or sold for cash, the consideration received therefor shall be deemed to be the amount received by the Company therefor, without deduction therefrom of any expenses incurred or any underwriting commissions or concessions paid or allowed by the Company in connection therewith. In case any shares of Common Stock or Convertible Securities or any rights or options to purchase any such Common Stock or Convertible Securities shall be issued or sold for a consideration other than cash, the amount of the consideration other than cash received by the Company shall be deemed to be the fair value of such consideration as determined in good faith by the Board of Directors of the Company, without deduction of any expenses incurred or any underwriting commissions or concessions paid or allowed by the Company in connection therewith. In case any shares of Common Stock or Convertible Securities or any rights or options to purchase such Common Stock or Convertible Securities shall be issued in connection with any merger or consolidation in which the Company is the surviving corporation, the amount of consideration therefor shall be deemed to be the fair value as determined by the Board of Directors of the Company of such portion of the assets and business of the non-surviving corporation or corporations as such Board shall determine to be attributable to such Common Stock or Convertible Securities, rights or options, as the case may be.

     (6) In case the Company shall take a record of the holders of its Common Stock for the purpose of entitling them (a) to receive a dividend or other distribution payable in Common Stock or in Convertible Securities, or (b) to subscribe for or purchase Common Stock or Convertible Securities, then such record date shall be deemed to be the date of the issue or sale of the shares of Common Stock deemed to have been issued upon the declaration of such dividend or the making of such other distribution or the date of the granting of such right of subscription or purchase, as the case may be.

     (7) The number of shares of Common Stock outstanding at any given time shall not include shares owned or held or for the account of the Company, and the disposition of any such shares shall be considered an issue or sale of Common Stock for the purposes of Subsection B.

               (8) Anything in clause (5) of this Subsection B. to the contrary notwithstanding, in the case of an acquisition where all or part of the purchase price is payable in Common Stock or Convertible Securities but is stated as a dollar amount, where the Company upon making the acquisition pays only part of a maximum dollar purchase price which is payable in Common Stock or Convertible Securities and where the balance of such purchase price is deferred or is contingently payable under a formula related to earnings over a period of time,
(a) the consideration received for any Common Stock or Convertible Securities delivered at the time of the acquisition shall be deemed to be such part of the total consideration as the portion of the dollar purchase price then paid in Common Stock or Convertible Securities bears to the total maximum dollar purchase price then paid in Common Stock or Convertible Securities, and (b) in connection with each issuance of additional Common Stock or Convertible Securities pursuant to the terms of the agreement relating to such acquisition, the consideration received shall be deemed to be such part of the total consideration as the portion of the dollar purchase price then and theretofore paid in Common Stock or Convertible Securities bears to the total maximum dollar purchase price payable in Common Stock or Convertible Securities multiplied by a fraction, the numerator of which shall be the number of shares (or in the case of Convertible Securities other than stock, the aggregate principal amount) then issued and the denominator of which shall be the total number of shares (or in the case of Convertible Securities other than stock, the aggregate principal amount) then and theretofore issued under such acquisition agreement. If it is determined that any part of the deferred or contingent portion of such purchase price shall not be payable, the Purchase Price then in effect hereunder shall forthwith be readjusted to such Purchase Price as would have obtained (i) ha the adjustment made in connection with such acquisition been made upon the basis of the issuance of only the number of shares of Common Stock or Convertible Securities actually issued in connection with such acquisition, and (ii) had adjustments been made on the basis of the Purchase Price as adjusted in clause
(1) for all issued or sale (as prices which would have affected such adjusted Purchase Price) of Common Stock or rights, options or Convertible Securities made after such acquisition. In the event that only a part of the purchase price for an acquisition is paid in Common Stock or Convertible Securities in the manner referred to in this clause (8), the term"total consideration" as used in this clause (8) shall mean that part of the aggregate consideration as is fairly allocable to the purchase price paid in Common Stock or Convertible Securities in the manner referred to in this clause (8), as determined by the Board of Directors of the Company.

     (9) Notwithstanding anything to the contrary in this Section II., no adjustment in the Purchase Price shall result, pursuant to Subsection A. above or otherwise, from the issuance by the Company of shares of its Common Stock as a result of the following transactions:

     (a) The exercise of options heretofore or hereafter granted under the Company's 1986 Incentive Stock Option Plan, as the same may be amended, extended or substituted from time to time provided, that the number of shares available thereunder may not be increased by any such amendment, extension or substitution; and

     (b) The exercise of options heretofore or hereafter granted under the Company's 1993 Stock Option Plan, as the same may be amended, extended or substituted from time to time provided, that the number of shares available thereunder may not be increased by any such amendment, extension or substitution.

     C. In case the Company shall declare a dividend upon the Common Stock payable otherwise than out of consolidated earnings or consolidated earned surplus, determined in accordance with generally accepted accounting principles, including the making of appropriate deductions for minority interest, if any, in subsidiary corporations, and otherwise than in Common Stock or Convertible Securities, the Company shall give the holders of each Warrant thirty (30) days prior written notice of the date as of which the holders of Common Stock of record entitled to such special dividend shall be determined. For the purposes of the foregoing a dividend other than in cash shall be considered payable out of earnings or surplus (other than revaluation or paid-in surplus) only to the extent that such earnings or surplus are charged an amount equal to the fair value of such dividend as determined by the Board of Directors of the Company.

     D. (1) In case the Company shall at any time subdivide its outstanding shares of Common Stock into a greater number of shares, the Purchase Price in effect immediately prior to such subdivision shall be proportionately reduced, and, conversely (2) in case the outstanding shares of Common Stock of the Company shall be combined into a smaller number of shares, the Purchase Price in effect immediately prior to such combination shall be proportionately increased.

     E. In case of any capital reorganization or any reclassification of the Common Stock of the Company, the consolidation of Company with or the merger of Company with or into any other corporation, or the sale of the properties and assets of Company as, or substantially as, an entirety to any other corporation, then each holder of a Warrant then outstanding shall be entitled to purchase such number of shares of stock or other securities or property of Company or any other corporation resulting from such reorganization, reclassification, consolidation, merger, or sale, as was exchanged for the number of shares of Common Stock of Company which the holder would have been entitled to purchase except for such action. The subdivision or combination of shares of Common Stock at any time outstanding into a greater or lesser number of shares of Common Stock shall not be deemed to be a reclassification of the Common Stock of Company for the purposes of this Subsection"E."

     F. (1) Except as provided in Subsection G, to follow, upon each adjustment of the Purchase Price as a result of (a) an issuance or sale of Common Stock below the Purchase Price as provided in Subsections A and B above, including (without limitation) a dividend or distribution in shares of capital stock, or
(b) a subdivision of outstanding shares of Common Stock as provided in Subsection "D.(1)" hereof, the number of shares of Common Stock purchasable upon exercise of any Warrant Certificate shall be increased to the number of shares of Common Stock (calculated to the nearest hundredth) obtained by multiplying
(i) the number of shares of Common Stock purchasable immediately prior to such adjustment upon exercise of Warrants (evidenced by the Warrant Certificate held by such holder) by (ii) the Purchase Price in effect immediately prior to such adjustment, and dividing the product so obtained by the Purchase Price in effect after such adjustment.

     (2) Except as provided in Subsection "G" to follow, upon each adjustment of the Purchase Price as a result of a combination of the Common Stock as provided in Subsection "D.(2)" hereof, the number of shares of Common Stock purchasable upon exercise of any Warrant Certificate shall be decreased to the number of shares of Common Stock (calculated to the nearest hundredth) obtained by multiplying (a) the number of shares of Common Stock purchasable immediately prior to such adjustment upon exercise of Warrants evidenced by the Warrant Certificate held by such holder, by (b) the Purchase Price in effect immediately prior to such adjustment, and then dividing the product so obtained by the Purchase Price in effect after such adjustment.

     G. In lieu of an adjustment in the number of shares covered by a Warrant, Company may elect, on or after the date of any adjustment of the Purchase Price, to adjust the number of Warrants.

     H. Irrespective of any adjustments or change in the Purchase Price or the number of shares of the Common Stock issuable upon the exercise of the Warrants, the Warrant Certificates theretofore and thereafter issued may continue to express the Purchase Price per share and the number of shares which were expressed upon the Warrant Certificates when initially issued.

     I. Before taking any action which would cause an adjustment reducing the Purchase Price below the then par value, if any, of the shares of Common Stock issuable upon exercise of the Warrants, Company shall take any corporate action which may, in the opinion of its counsel, be necessary in order that Company may validly and legally issue fully paid and nonassessable shares of such Common Stock at such adjusted Purchase Price.

     J. Whenever the Purchase Price, the number of shares of Common Stock issuable upon the exercise of each Warrant, or the number of Warrants are adjusted as provided in this Section II., Company shall promptly prepare a certificate setting forth the Purchase Price as so adjusted, the number of shares of Common Stock issuable upon the exercise of each Warrant as so adjusted, and a brief statement of the facts accounting for such adjustment.

     K. If any event occurs as to which in the opinion of the Board of Directors of the Company the other provisions of this Section II. are not strictly applicable or if strictly applicable would not fairly protect the conversion rights of the holders of the Warrants in accordance with the essential intent and principles of such provisions, then the Board of Directors shall make an adjustment in the application of such provisions, in accordance with such essential intent and principles, so as to protect such exercise rights as aforesaid. III. A. This Certificate, with or without other Warrant Certificates, upon surrender at the principal office of the Company, may be exchanged for another Warrant Certificate or Warrant Certificates of like tenor evidencing Warrants entitling the holder to purchase a like aggregate number of Shares as the Warrants evidenced by the Warrant Certificate or Warrant Certificates surrendered. If only a part of the Warrants evidenced by this Certificate are exercised, the holder hereof shall be entitled to receive, upon surrender hereof, another Warrant Certificate or Warrant Certificates for the number of whole Warrants not exercised.

     B. Upon receipt by Company of evidence reasonably satisfactory to it of the loss, theft, destruction, or mutilation of a Warrant Certificate, and, in case of loss, theft, destruction, or mutilation, of indemnity or security reasonably satisfactory to it, and reimbursement to Company of all reasonable expenses incidental thereto, and upon surrender to the Company and cancellation of the Warrant Certificate, if mutilated, the Company shall deliver to the registered owner a new Warrant Certificate in lieu of, and evidencing the right to purchase the same number of shares as, the Warrant Certificate so lost, stolen, destroyed, or mutilated.

     C. No holder of the Warrants evidenced by this Certificate shall be entitled to vote or receive dividends or be deemed the holder of Shares or any other securities of Company which may at any time be issuable on the exercise of these Warrants for any purpose, nor shall anything contained in the Warrant Agreement or herein be construed to confer upon the holder of these Warrants, as such, any of the rights of a shareholder of Company or any right to vote for the election of directors or upon any matter submitted to shareholders at any meeting thereof, or to give or withhold consent to any corporate action (whether upon any recapitalization, issue of stock, reclassification of stock, change of par value, consolidation, merger, conveyance, or otherwise) or to receive notice of meetings, or to receive dividends or subscription rights or otherwise, until the Warrants evidenced by this Warrant Certificate have been exercised and the Common Stock purchasable upon the exercise thereof has become deliverable.

     D. To the extent that any Warrant Certificates remain outstanding at 5:01 P.M. central standard time on the Expiration Date, such outstanding Warrant Certificates shall be automatically deemed exercised on behalf of each record holder of Warrant Certificates into shares of the Company's Common Stock at the rate ("Conversion Rate") of one-tenth (1/10) of a share of Common Stock for each Warrant Certificate or Certificates representing, immediately before the Expiration Date, the right to purchase one share of Common Stock.

     E. Upon the exercise of the Warrant, in lieu of the issuance of any fractional Shares, the Company shall pay cash to the registered holder of the Warrant based on the difference between the market price of the Shares, which price shall be computed as the per Share closing price (if such Shares are listed on an exchange) or the average between the per Share bid and asked prices as of the close of business on the exercise date as reported by the National Association of Securities Dealers Automated Quotation System and the Purchase Price on the exercise date times the fractional Share which is represented by the Warrants on the exercise date. However, if no market price exists, then the amount of cash to be paid to the registered holder of the Warrant in lieu of any fractional Shares shall be the product of the difference between the per share Tangible Net Book Value (defined hereafter) of the shares of the Company's Common Stock outstanding on the last business day prior to the exercise date and the Purchase Price on the exercise date times the fractional security which otherwise would have been issuable in the absence of this provision. For purposes of payment of cash in lieu of the issuance of fractional securities, the term"Tangible Net Book Value" means the consolidated total shareholders' equity, determined in accordance with generally accepted accounting principles ("GAAP"), less the aggregate net amount of the following items to the extent, if any, that they were included in consolidated assets or deducted from consolidated liabilities in computing shareholders' equity:

     (i) all franchises, licenses, patents, patent applications, copyrights, trademarks, trade names, goodwill, experimental or organizational expense, unamortized debt discount and expense, and all other assets which under GAAP are deemed intangible; and,

               (ii) any write-up of assets after December 31, 1998.

          F. The holder hereof, by accepting same, consents and agrees with Company and with every other holder of a Warrant Certificate that:

     (1) The Warrants evidenced by this Certificate are transferable only on the registry books of the Company upon surrender of this Certificate at the principal office of the Company and only as provided below;

     (2) Company and may deem and treat the person in whose name this Certificate is registered as the absolute owner thereof and of the Warrants evidenced thereby (notwithstanding any notations of ownership or writing on the Certificate made by anyone other than Company) for all purposes whatsoever, and the Company shall not be affected by any notice to the contrary; and

     (3) Company may modify the terms of the Warrant from time to time.

     G. The registered holder of any Warrant Certificate may exercise it in whole or in part at any time, but only in such multiples as are required to permit the issuance by Company of one or more shares, by surrender of the Warrant Certificate with the form of election to purchase on the reverse side thereof duly executed, to the Company at the principal office of the Company at or prior to 5:00 P.M. central standard time on July 31, 2009, or such later date or dates as Company may determine together with payment of the Purchase Price, payable to Company, for each share into which the Warrants are exercised.

     H. Upon receipt of a Warrant Certificate, with the form of election to purchase duly executed, accompanied by payment of the Purchase Price for its shares to be purchased and an amount equal to any applicable transfer tax in cash, or by certified check, bank draft, or postal or express money order payable to the order of Company, the Company shall thereupon cause the certificates for the number of whole shares to be purchased to be delivered to or upon the order of the registered holder of such Warrant Certificate registered in such name or names as may be designated by such holder.

     I. In case the registered holder of any Warrant Certificate exercises less than all the Warrants evidenced thereby, a new Warrant Certificate evidencing Warrants equivalent to the Warrants remaining unexercised shall be issued by Warrant Agent to the registered holder of such Warrant Certificate or to such holder's duly authorized assigns.

          J. Each person in whose name any certificate for shares of Common Stock of the Company is issued upon the exercise of Warrants shall for all purposes be deemed to have become the holder of record of the shares of Common Stock represented thereby on, and such certificate shall be dated, the date upon which the Warrant Certificate evidencing such Warrants was duly surrendered and payment of the Purchase Price (and any applicable transfer taxes) was made; provided, however, that if the date of such surrender and payment is a date upon which the transfer books of Company are closed, such person shall be deemed to have become the record holder of such shares on, and such certificate shall be dated, the next succeeding business day on which the transfer books of Company are open. Prior to the exercise of the Warrants evidenced thereby, the holder of a Warrant Certificate shall not be entitled to any rights of a shareholder of Company with respect to shares for which the Warrants are exercisable, including, without limitation, the right to vote, to receive dividends or other distributions, or to exercise any preemptive rights, and shall not be entitled to receive any notice of any proceedings of Company, except as provided herein.

          WITNESS the facsimile signatures of the proper officers of Company and its corporate seal. Dated as of July 30, 1999.

                              TGC INDUSTRIES, INC.


                              By:  /s/ Allen T. McInnes
                                   _____________________________
                                       Allen T. McInnes,
                                     Chairman of the Board
ATTEST:


By:    /s/ Kenneth W. Uselton
       _______________________________
          Kenneth W. Uselton,
         Assistant Secretary

                                  ASSIGNMENT

                 (To be executed by the registered holder if such
                holder desires to transfer the Warrant Certificate)

     FOR  VALUE  RECEIVED  _____________________________________  hereby  sells, assigns, and transfers unto ______________________

     (Please print name and address of transferee)

------------------------------------------------------------------
this Warrant Certificate, together with all right, title, and interest therein, and does hereby irrevocably constitute and appoint ___________________________ Attorney, to transfer the within Warrant Certificate on the books of the within-named Company, with full power of substitution.

Dated: ________________________ , 19____.

                                        -------------------------
                                                       Signature

                                        -------------------------
                                              Signature Guaranteed

     NOTICE: The signature(s) to this assignment must correspond with the name(s) as written upon the face of the Certificate in every particular without alteration or enlargement or any change whatever. Signature(s) must be guaranteed by a commercial bank or trust company or a member firm of a major stock exchange.

     ELECTION TO PURCHASE

     (To be executed if holder desires
     to exercise the Warrant Certificate)
     To: TGC INDUSTRIES, INC.

          The undersigned hereby irrevocably elects to exercise ________________ Warrants represented by this Warrant Certificate to purchase the shares of Common Stock issuable upon the exercise of such Warrants and requests that certificates for such shares be issued in the name of:

------------------------------------------------------------------
     (Please insert social security or other identifying number)

------------------------------------------------------------------
     (Please print name and address)

          If such number of Warrants does not constitute all of the Warrants evidenced by this Warrant Certificate, a new Warrant Certificate for the balance remaining of such Warrants shall be registered in the name of and delivered to:

------------------------------------------------------------------
     (Please insert social security or other identifying number)

------------------------------------------------------------------

Dated: ____________________, 19_________

                                        -------------------------
                                                       Signature

                                        -------------------------
                                              Signature Guaranteed

     NOTICE: The signature on this Form of Election to Purchase must correspond with the name(s) as written upon the face of the Certificate without alteration or enlargement or any change whatever. Signature(s) must be guaranteed by a commercial bank or trust company or a member firm of a major stock exchange.

                               EXHIBIT 10.11

                         DEBENTURE PURCHASE AGREEMENT

                                   BETWEEN

                             TGC INDUSTRIES, INC.

                                     AND

                          WEDGE ENERGY SERVICES, L.L.C.

                              TABLE OF CONTENTS

                                                                        Page

ARTICLE I

     PURCHASE OF CONVERTIBLE DEBENTURE

     1.1     Purchase by WEDGE
     1.2     Note Payment

ARTICLE II
     ADDITIONAL FINANCING

     2.1     Grant of Right of Participation
     2.2     Procedure.

ARTICLE III

     CONVERSION OPTIONS OF WEDGE

     3.1     Conversion into Senior Convertible Preferred Stock
     3.2     Conversion into Series D Convertible Preferred Stock
     3.3     Conversion into Common Stock
     3.4     Manner of Conversion
     3.5     Redemption of Preferred Stock

ARTICLE IV
     PREPAYMENT OF DEBENTURE

     4.1     Optional Prepayment of Debenture and Notice of Prepayments
     4.2     Allocation of Prepayments
     4.3     Merger or Sale

ARTICLE V
     REGISTRATION RIGHTS

     5.1     Registration on Request
     5.2     Incidental Registration
     5.3     Registration Procedures
     5.4     Registration Expenses
     5.5     Indemnification

ARTICLE VI
     AFFIRMATIVE COVENANTS

     6.1     Preferred Shareholders' Consent.
     6.2     Board Seats
     6.3     Inspection of Property, Books and Records

ARTICLE VII
     NEGATIVE COVENANTS

     7.1     No Cash Dividends.

     7.2     Prohibition Against Capital Expenditures

     7.3 Reorganization, Stock Dividends, Reclassification, Subdivision or Stock Issuances

ARTICLE VIII

     REPRESENTATIONS AND WARRANTIES BY THE COMPANY
     8.1     Organization and Existence, Etc.
     8.2     Financial Statements, Etc.
     8.3     Business
     8.4     Litigation
     8.5     No Material Adverse Contracts, Etc.
     8.6     Compliance with Instruments, Etc
     8.7     Tax Returns and Liabilities
     8.8     Permits, Governmental and Other Approvals
     8.9     Patents, Trademarks and Other Rights

    8.10     Consents

    8.11     Shares to be Fully Paid; Reservation of Shares
    8.12     Key Employees
    8.13     Survival
    8.14     Opinion of Counsel

ARTICLE IX

    DEFAULT
    9.1     Event of Default.
    9.2     Default Remedies.

ARTICLE X

    MISCELLANEOUS
    10.1     Conflict of Agreement
    10.2     Counterparts
    10.3     Amendments
    10.4     Governing Law
    10.5     Severability
    10.6     Injunctive Relief
    10.7     Term
    10.8     Notices

    10.9     Headings.
    10.10    Costs

                         DEBENTURE PURCHASE AGREEMENT

     THIS DEBENTURE PURCHASE  AGREEMENT (the "Agreement"),  is entered into this
10th day of December, 1999, among TGC INDUSTRIES, INC. (the "Company"), a corporation incorporated under the laws of the State of Texas, whose principal place of business is at 1304 Summit Avenue, Suite 2, Plano, Texas 75704 and WEDGE ENERGY SERVICES, L.L.C., a limited liability company organized under the laws of the State of Delaware, whose principal place of business is at 1415 Louisiana, Suite 3000, Houston, Texas 77002 ("WEDGE").

                                R E C I T A L S

     WHEREAS, on the date hereof, the Company will simultaneously issue to WEDGE a 8-1/2% Convertible Subordinated Debenture, Series B, and enter into the Debenture Agreement of even date herewith in the form attached hereto as Exhibit A (collectively, hereinafter referred to as the "Debenture") pursuant to the payment of $2,500,000 cash by WEDGE to the Company;

     WHEREAS, WEDGE has previously loaned to the Company the amount $300,000 evidenced by the certain Advance Note executed by the Company and payable to WEDGE dated November 1, 1999 (the "Note"); and

     WHEREAS, in connection with the issuance of the Debenture and the repayment of the Note, the parties have agreed, among other things, that WEDGE will have the right to convert the Debenture as provided therein and the right of first refusal to participate in all future debt or equity offerings in the Company;

     NOW, THEREFORE, the parties agree as follows:

                                   ARTICLE I
                        PURCHASE OF CONVERTIBLE DEBENTURE

     1.1 Purchase by WEDGE. The Company hereby agrees to sell, and WEDGE agrees to purchase, the 8-1/2% Convertible Subordinated Debenture, Series B, due December 1, 2009, for the aggregate amount of $2,500,000 payable upon WEDGE tendering to the Company, by wire transfer, the cash sum of $2,500,000. Attached hereto as Exhibit A is the form of Debenture which sets forth all rights of WEDGE, as a holder of such Debenture, and all duties and obligations of the Company, as the issuer of same.

     1.2 Note Payment. Upon receipt of the Debenture and the cashier's check described herein in payment of the Note, WEDGE shall return the fully executed Note, marked cancelled, and cause all collateral securing the Note to be released, including, without limitation, the release of and return to the Company of all title documents to vehicles held by WEDGE as collateral.

                                ARTICLE II
                           ADDITIONAL FINANCING

     2.1 Grant of Right of Participation. The Company hereby grants WEDGE a right of participation to participate in any additional equity offerings which the Company may offer, up to the WEDGE Percentage (as defined below), on the following terms and conditions. In the event that the Company has received a bona fide offer (which the Company desires to accept) with respect to the issuance of any equity securities (including, without limitation, any common or preferred stock, any options (excluding the Company's 1993 Stock Option Plan or any future employee stock option plan approved by the Company's shareholders), warrants, rights, unsecured convertible notes, convertible debentures or other convertible securities), the Company shall immediately give written notice thereof (the "Notice") to WEDGE. The Notice shall state the name of the party proposing to provide the offering and all the pertinent terms and conditions of such offering. This right shall expire upon the later to occur of the following:
(a) the maturity of the Debenture, (b) the conversion of the Debenture into Common Stock, (c) the conversion of the Debenture into Senior Preferred Stock or Series D Preferred Stock (as defined below) and the conversion of such Preferred Stock into Common Stock, or (d) the tenth anniversary of the date hereof.

     2.2 Procedure. WEDGE shall have fourteen (14) days from the date the Notice was given to indicate to the Company, in writing, that WEDGE undertakes to participate in the offering under the terms and conditions set forth in the Notice. If WEDGE undertakes to participate in such offering, then the Company shall be obligated to accept such participation up to the WEDGE Percentage upon the terms and conditions set forth in the Notice and the parties shall use their best efforts to enter into a definitive agreement relating to such offering. In the event that WEDGE declines to participate in such offering, the Company shall have the right to accept such offering from the third party without participation by WEDGE provided that it does so upon the terms and conditions set forth in the Notice. In the event that such offering is not consummated within sixty (60) days after the date the Notice was given, the Company shall not consummate such offering without again complying with this Section 2.2.

     2.3 WEDGE Percentage. For purposes of this Agreement, the term "WEDGE Percentage" shall mean that percentage calculated, on a fully diluted basis, as if WEDGE had (a) converted the Debenture into Common Stock, which number shall constitute the numerator, and (b) divided by the denominator, which shall be equal to the total number of shares of Common Stock issued and outstanding as of such date, plus (i) that number of shares of Common Stock issuable upon the conversion of all convertible securities of the Company, including, without limitation, the Debenture, and (ii) that number of shares of Common Stock issuable upon the exercise of all options and warrants utilizing the "treasury method" as of such date. Under the treasury method, only shares issuable upon the exercise of "in the money" options and warrants are considered in the calculation and the net dilution is that number of shares issuable upon such exercise net of such shares which could have been purchased with the proceeds from the exercise of the options and warrants at the then market price. For example, assuming 100,000 options are outstanding at a strike price of $1.00 per share and that the market price of the Common Stock is $2.50 per share, under the treasury method, the proceeds from the exercise of the options would equal $100,000 and such proceeds would purchase 40,000 shares of Common Stock at the market price of $2.50 per share. The net dilution is 60,000 shares, which number of shares is utilized in the calculation of the WEDGE Percentage under the above formula.

                                 ARTICLE III
                          CONVERSION OPTIONS OF WEDGE

     3.1 Conversion into Senior Convertible Preferred Stock ("Senior Preferred Stock"). The Debenture shall provide that WEDGE shall have the right to convert its Debenture into Senior Preferred Stock at an initial conversion price of $1.15 per share, in the event the Company is able to obtain consent from holders of the Company's 8% Series C Convertible Exchangeable Preferred Stock ("Series C Preferred Stock") required in accordance with the designations filed in the Office of the Secretary of State of Texas ("Texas Secretary of State"). If the Company is able to obtain consent of 66-2/3% of the ownership interest of the holders of the Series C Preferred Stock, the Company shall cause to be filed with the Texas Secretary of State those designations, rights and preferences in the form substantially similar to Exhibit "B" attached hereto, and WEDGE shall automatically convert its Debenture into Senior Preferred Stock.

     3.2 Conversion into Series D Convertible Preferred Stock. In the event the Company is unsuccessful in obtaining the waiver required in Section 3.1 above within ninety (90) days from the date hereof, WEDGE shall have the right, but not the obligation, to elect to convert the Debenture into a new series of preferred stock ("Series D Preferred Stock") at an initial conversion price of $1.15 per share, which shall rank pari passu with the Company's Series C
Preferred Stock, or any series of preferred stock of the Company with rights superior thereto, and as long as the initial conversion price is $1.15. In the event WEDGE shall thereafter elect to convert its preferred stock into Common Stock, then the preferred stock may be converted into Common Stock at the initial conversion ratio of one share of Common Stock for each share of preferred stock. If WEDGE elects to convert its Debenture into the Series D Preferred Stock, the Company will immediately prior to such election cause to be filed with the Texas Secretary of State those designations, rights and preferences consistent with this Section 3.2 which shall encompass the terms and conditions set forth in Exhibit "C" attached hereto.

     3.3 Conversion into Common Stock. At any time the Debenture is outstanding, or at any time after the Debenture has been converted into preferred stock as provided in Sections 3.1 or 3.2 above, WEDGE may elect to convert its Debenture or preferred stock into Common Stock at an initial conversion price of $1.15 per share, or WEDGE may elect to convert its preferred stock into Common Stock at an initial conversion ratio of one share of Common Stock for each share of preferred stock.

     3.4 Manner of Conversion. Any Debenture which is to be converted in any manner described in this Article 3 shall be converted in accordance with Section
8.02 of the Debenture. The conversion price is subject to adjustment from time to time in accordance with Section 8.05 of the Debenture.

     3.5 Redemption of Preferred Stock. The Company may, at any time after December 1, 2001, redeem any or all shares of Senior Preferred Stock or Series D Preferred Stock outstanding at an initial redemption price of $1.75 per share, subject to adjustment from time to time in accordance with the terms of such Preferred Stock. The Company shall give written notice of its intention to redeem no less than thirty (30) days before the date fixed for redemption. Such notice shall state (i) the date of redemption, and (ii) the number of shares of Preferred Stock which are being elected to be redeemed.

                               ARTICLE IV
                         PREPAYMENT OF DEBENTURE

     4.1 Optional Prepayment of Debenture and Notice of Prepayments. The Company may, at any time after December 1, 2001, prepay the Debenture in whole or in part (in amounts of not less than $50,000) by payment of 152.174% of the principal amount of the Debenture, or portion thereof to be prepaid, and payment of the accrued interest thereon to the date of prepayment. Except as set forth herein or in the Debenture, the Company may not prepay the Debenture prior to maturity. The Company shall give written notice of any prepayment of the Debenture pursuant to Section 3.01 of the Debenture, to each holder thereof not less than thirty (30) days nor more than sixty (60) days before the date fixed for such optional prepayment. Such notice shall specify (i) such date, and (ii) the principal amount of the holder's Debenture to be prepaid and the aggregate principal amount of the Debenture to be prepaid. Notice of prepayment having been so given, 152.174% of the aggregate principal amount of the Debenture specified in such notice, and the accrued interest thereon shall become due and payable on the prepayment date.

     4.2 Allocation of Prepayments. All partial prepayments of the Debenture shall be applied to the unpaid principal amounts of the Debenture.

     4.3 Merger or Sale. In the event of the consolidation with or merger of the Company with or into another corporation or entity, or in the event of the sale, lease or conveyance to another corporation or entity of the assets of the Company as an entirety or substantially as an entirety, then, upon the written request of WEDGE, the Company shall prepay the Debenture in whole by payment of 100% of the principal amount of the Debenture and payment of the accrued interest thereon to the date of prepayment, within thirty (30) days of the Company's receipt of such written request.

                                   ARTICLE V
                              REGISTRATION RIGHTS

     5.1 Registration on Request. Upon the written request of WEDGE of at least 51% in the aggregate principal amount of the Debenture and/or 51% of the shares of Common Stock, Senior Preferred Stock and/or Series D Preferred Stock (the "Shares") issued upon conversion of the Debenture, which request shall state the intended method of disposition by WEDGE and shall request that the Company effect the registration of all or part of such Shares, or the Shares issuable upon the conversion of the Debenture, or both, under the Securities Act of 1933, as amended (the "Act"), the Company will promptly give written notice of such requested registration to WEDGE, and thereupon will use its best efforts to effect the registration under the Act of:

     (a) the Shares which the Company has been so requested to register, for disposition in accordance with the intended method of disposition stated in such request, and

     (b) all other outstanding Shares, or Shares issuable upon the conversion of the Debenture, the holders of which shall have made written request (stating the intended method of disposition of such securities by such holders) to the Company for registration thereof within thirty (30) days after the receipt of such written notice from the Company, all to the extent requisite to permit the disposition (in accordance with the intended methods thereof as aforesaid) by the holders of the Shares so registered and to maintain such registration in effect for a period of twenty-four (24) months; provided, that the Company shall not be required to register or use its best efforts to effect any registration of Shares under the Act pursuant to Section 11.01 of the Debenture more than once.

     The Company shall have no obligation to register or use its best efforts to effect any registration of Shares under the Act pursuant to this Article V which would be in conflict with the obligations of any holder or holders of Debentures and/or Shares under any confidentiality agreement between such holder or holders and the Company entered into in connection with the offering of the Debentures to such holder or holders. In the event that, as a result of such registration, another person with incidental registration rights granted by the Company requests that the Company include securities of such person in such registration, such request will not result in a reduction in the number of securities of WEDGE to be included in such registration.

     5.2 Incidental Registration. If the Company at any time proposes to register any of its securities under the Act (otherwise than pursuant to Section
11.01 and other than a registration on Form S-8, or the form, if any, which supplants such Form), it will each such time give written notice to WEDGE of its intention to do so and, upon the written request of WEDGE within thirty (30) days after the receipt of any such notice (which request shall specify the Shares intended to be disposed of by such holder and state the intended method of disposition thereof), the Company will use its best efforts to cause all such outstanding Shares, or Shares issuable upon the conversion of the Debenture, the holders of which shall have so requested the registration thereof, to be registered under the Act to the extent requisite to permit the disposition (in accordance with the intended methods thereof as aforesaid) of the Shares so registered; provided that, if in the good faith judgment of the managing underwriter or underwriters of a then proposed public offering of the Company's securities, such registration of such Shares would materially and adversely affect such public offering, then in such event the number of Shares and other securities to be registered by the Company, including, without limitation, securities to be registered pursuant to any other registration rights which have been granted by the Company, shall each be proportionally reduced to such number as shall be acceptable to the managing underwriter.

     5.3 Registration Procedures. If and whenever the Company is required to use its best efforts to effect or cause the registration of any Shares under the Act as provided in Article XI of the Debenture, the Company will, as expeditiously as possible:

     (a)  prepare  and  file  with  the  Securities   and  Exchange   Commission
(the"Commission") a registration statement with respect to such Shares and use its best efforts to cause such registration statement to become effective;

     (b) prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective for such period not exceeding twenty-four (24) months as may be necessary to comply with the provisions of the Act with respect to the disposition of all Shares covered by such registration statement during such period in accordance with the intended methods of disposition by the seller or sellers thereof set forth in such registration statement;

     (c) furnish to each seller of such Shares such number of copies of such registration statement and of each such amendment and supplement thereto (in each case including all exhibits), such number of copies of the prospectus included in such registration statement (including each preliminary prospectus and, if any seller shall so request, a summary prospectus), in conformity with the requirements of the Act, and such other documents, as such seller may reasonably request in order to facilitate the disposition of the Shares owned by such seller;


     (d) use its best efforts to register or qualify such Shares covered by such registration statement under such other securities or blue sky laws of such jurisdictions as each seller shall reasonably request, and do any and all other acts and things which may be reasonably necessary or advisable to enable such seller to consummate the disposition in such jurisdictions of the Shares owned by such seller; and

     (e) notify each seller of any such Shares covered by such registration statement, at any time when a prospectus relating thereto is required to be delivered under the Act within the period mentioned in subdivision (b) of this
Section 11.03 of the Debenture, of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing, and at the request of any such seller prepare and furnish to such seller a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such Shares, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing.

     5.4 Registration Expenses. All expenses incident to the Company's performance of or compliance with this Article V, including, without limitation, all registration and filing fees, fees and expenses of complying with securities or blue sky laws, printing expenses and fees and disbursements of counsel for the Company and of independent public accountants, but excluding underwriting commissions and discounts, the fees of any counsel engaged by WEDGE, and any filing fees associated with shares of either Senior Convertible Preferred Stock or Series D Convertible Preferred Stock, but not Common Stock, being listed with a national securities exchange or quoted on the NASDAQ National Market System or Small Cap System, shall be borne by the Company.

     5.5     Indemnification.

     (a) In the event of any registration of any Shares under the Act pursuant to Article XI of the Debenture, the Company will, to the extent permitted by law, indemnify and hold harmless the seller of such Shares and each underwriter of such securities and each other person, if any, who controls such seller or underwriter within the meaning of the Act, against any losses, claims, damages, or liabilities, joint or several, to which such seller or underwriter or controlling person may become subject, under the Act or otherwise, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of or are based upon (i) any untrue statement or alleged untrue statement of any material fact contained, on the effective date thereof, in any registration statement under which such securities were registered under the Act, any preliminary prospectus or final prospectus contained therein, or any amendment or supplement thereto, or (ii) any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading; and the Company will reimburse such seller and each such underwriter and each such controlling person for any legal or any other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, damage, liability, or action, provided that the Company shall not be liable in any such case to the extent that any such loss, claim, damage, or liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in such registration statement, any such preliminary prospectus, final prospectus, amendment or supplement in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by such seller or underwriter specifically for use in the preparation thereof.

     (b) The Company may require, as a condition to including any Shares in any registration statement filed pursuant to Section 11.03 of the Debenture, that the Company shall have received an undertaking satisfactory to it from the prospective seller of such Shares and from each underwriter of such Shares, to indemnify and hold harmless (in the same manner and to the same extent as set forth in subdivision (a) of Section 11.05 of the Debenture) the Company, each director of the Company, each officer of the Company who shall sign such registration statement and any person who controls the Company within the meaning of the Act, with respect to any statement or omission from such registration statement, any preliminary prospectus or final prospectus contained therein, or any amendment or supplement thereto, if such statement or omission was made in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by such seller or underwriter specifically for use in the preparation of such registration statement, preliminary prospectus, final prospectus, amendment, or supplement.

     (c) Promptly after receipt by an indemnified party of notice of the commencement of any action involving a claim referred to in the preceding subdivisions of Section 11.05 of the Debenture, such indemnified party will, if a claim in respect thereof is to be made against an indemnifying party, give written notice to the latter of the commencement of such action, provided that the failure of any indemnified party to give notice as provided therein shall not relieve the indemnifying party of its obligations under the subdivisions of
Section 11.05 of the Debenture. In case any such action is brought against an indemnified party, the indemnifying party will be entitled to participate in and to assume the defense thereof, jointly with any other indemnifying party similarly notified to the extent that it may wish, with counsel reasonably satisfactory to such indemnified party, and after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof the indemnifying party will not be liable to such indemnified party for any legal or other expenses subsequently incurred by the latter in connection with the defense thereof. No indemnifying party, in the defense of any such claim or litigation, shall, except with the consent of each indemnified party, consent to entry of any judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a release from all liability in respect to such claim or litigation.

                               ARTICLE VI
                          AFFIRMATIVE COVENANTS

     6.1 Preferred Shareholders' Consent. The Company shall use its best efforts to procure and deliver to WEDGE by March 31, 1999 the written agreement of 66-2/3% of the ownership interest of the Series C Preferred Shareholders, granting the Company the right to create the Senior Preferred Stock. In this regard, the Company's Board of Directors shall solicit such consent by acknowledging its affirmative support for the creation of such class of securities and its approval of WEDGE to convert into such class of securities. Notwithstanding the obligations of the Company required in this Section 6.1, failure to obtain such consent shall not be deemed an event of default under the Debenture.

     6.2 Board Seats. So long as (i) the Debenture is outstanding, or (ii) WEDGE shall own shares of capital stock representing 10% of the capital stock of the Company on a fully diluted basis utilizing the "treasury method" as described in
Section 2.3 above, the Board of Directors agrees to support and cause to be placed on the ballot at each election of Directors two names which shall be nominees to the Board of Directors ("WEDGE Board Nominees"). Additionally, the Company agrees that the Board of Directors shall not contain more than seven (7) members. The Company shall call a special directors' meeting to create two board positions to be filled by the WEDGE Board Nominees prior to the next meeting of shareholders for the election of Directors. In furtherance of the Company's obligations under this Section 6.2, certain shareholders have agreed to enter into a limited voting agreement, the purpose of which is to contractually bind those individuals to vote their shares at each directors' election in favor of the WEDGE Board Nominees. A copy of the Voting Agreement is attached as Exhibit "D" hereto.

     6.3 Inspection of Property, Books and Records. The Company shall (a) keep proper books of record and account in which full, true and correct entries in conformity with generally accepted accounting principles shall be made of all dealings and transactions in relation to its business activity, (b) permit representatives of WEDGE to visit and inspect any of its properties and to examine and make abstracts from any of its books and records at their customary location during normal business hours or at such other times as WEDGE may reasonably request, and as often as may be reasonably desired for use by WEDGE, and to discuss the business, operations, properties and financial and other condition of the Company with the Company's officers and employees. Additionally, the Company will adhere to the requirements of Section 4.01 of the Debenture by providing all financial and business information and statements required therein within the time frames provided.

                                ARTICLE VII
                             NEGATIVE COVENANTS

     7.1 No Cash Dividends. The Company agrees that it shall not so long as (i) the Debenture remains outstanding or (ii) WEDGE owns shares of preferred stock representing at least 10% of the shares of capital stock of the Company on a fully diluted basis utilizing the "treasury method" as described in Section 2.3 above, pay any cash dividends or any interest accruals on any equity security or any debt security, excluding any Superior Indebtedness as defined in the Debenture, in existence as of the date hereof or created hereafter unless and until the Company's earnings before deduction of interest, taxes, depreciation and amortization ("EBITDA") for the six (6) months ended with the quarter for the last quarterly report which the Company is required to furnish to WEDGE under Section 4.01 of the Debenture are more than 125% of the Company's obligations for all dividends and interest due and payable on all outstanding securities of the Company as of such time. The Company agrees that interest payments on the Debenture shall take priority in payment over any preferred stock dividends payable to current holders of Series C Preferred Stock.

     7.2 Prohibition Against Capital Expenditures. The Company agrees that so long as (i) the Debenture remains outstanding or (ii) WEDGE owns shares of preferred stock representing at least 10% of the capital stock of the Company on a fully diluted basis utilizing the "treasury method" as described in Section
2.3 above, the Company will not incur, or commit to incur, any capital expenditures of any kind or nature in excess of $50,000 without the approval of the Board of Directors of the Company, and, in addition, the Company agrees that until the Company has expended the $2,500,000 in proceeds from the issuance of the Debenture from the date hereof, there shall not be any capital expenditures in excess of $50,000 without the affirmative written consent of WEDGE or its affiliate who is then the holder of the Debenture or any security convertible thereto.

     7.3 Reorganization, Stock Dividends, Reclassification, Subdivision or Stock Issuances. The Company will not (i) enter into a reorganization, consolidation, merger, lease or sale with another entity in connection with the sale, transfer or conveyance of its Common Stock or assets, (ii) subdivide or reclassify the outstanding Common Stock into a greater or lesser number of shares, or (iii) issue any additional shares of its capital stock, unless it shall have given WEDGE at least fifteen (15) days' advance written notice.

                                  ARTICLE VIII
                  REPRESENTATIONS AND WARRANTIES BY THE COMPANY

     The Company represents and warrants that:

     8.1 Organization and Existence, Etc. The Company is a corporation duly organized and validly existing and in good standing under the laws of the state of Texas and has all requisite corporate power and authority to carry on its business as now conducted and proposed to be conducted; the Company has all requisite corporate power and authority to enter into this Agreement, to issue the Debenture and the shares issuable upon the conversion thereof and to carry out the provisions and conditions of this Agreement and of the Debenture. The Company is duly qualified and authorized to do business and is in good standing as a foreign corporation in all states where the ownership of property or the nature of the business transacted by the Company makes such qualification necessary. The Company has 25,000,000 authorized shares of its Common Stock and 4,000,000 authorized shares of its preferred stock. As of December 1, 1999, the Company had 2,253,184 issued and outstanding shares of Common Stock, 1,115,750 issued and outstanding shares of preferred stock and 31,944 treasury shares. As of December 1, 1999, the Company had granted stock options which, if all were exercised, would equal 179,831 shares of Common Stock. As of December 1, 1999, the Company had issued one or more warrants which, if all are exercised, will in the aggregate equal 1,136,574 shares of Common Stock. Additionally, as of December 1, 1999, excluding the shares of Common Stock to be received by WEDGE upon its election to convert to Common Stock, there are 2,789,375 shares of Common Stock to be issued if all existing preferred stock holders were to elect to convert their shares to Common Stock.

     8.2 Financial Statements, Etc. The Company has furnished to WEDGE the financial statements of the Company, including a summary of operations and analysis of retained earnings and statements of changes in financial position covering the year ended December 31, 1998, together with balance sheets as of such date, all of which statements have been audited by Grant Thornton LLP, independent certified public accountants, along with unaudited statements for the quarters ended March 31, June 30, and September 30, 1999. Such financial statements fairly present the condition of the Company as at the date thereof and the results of the operations of the Company for such periods. There has been no material adverse change in the business, properties or condition (financial or otherwise) of the Company since September 30, 1999.

     Nothing has come to the attention of the Company that would cause it to believe that the above-referenced financial statements contained or contain a false or misleading statement of a material fact or omit to state any material fact necessary in order to make the statement made in such material, in the light of the circumstances under which they were made, not misleading. There is no fact known to the Company which the Company has not disclosed to WEDGE in writing prior to the date of this Agreement which materially adversely affects the business, properties or condition (financial or otherwise) of the Company.

     8.3 Business. The Company is primarily engaged in the domestic geophysical services business principally through conducting three dimensional ("3-D") seismic surveys for companies engaged in the exploration for oil and gas. The Company does not presently intend to engage in any other business.

     8.4 Litigation. Except as disclosed in the financial statements referred to in Section 8.2, there is no action, suit or proceeding pending or, to the knowledge of the Company, threatened against the Company before any court, administrative agency or arbitrator which might reasonably be anticipated to result in any material adverse change in the business, properties or condition (financial or otherwise) of the Company or which questions the validity of any action taken or to be taken pursuant to or in connection with this Agreement or the Debenture.

     8.5 No Material Adverse Contracts, Etc. The Company is not obligated under any contract or agreement or subject to any charter or other corporate restrictions which adversely affects its business, properties or condition (financial or otherwise). Neither the execution and delivery of this Agreement or the Debenture, nor the consummation or the transaction contemplated thereby, nor compliance with the terms and provisions thereof, will conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, the charter or bylaws of the Company, or of any applicable law, or of any order, writ, injunction or decree of any court, administrator or arbitrator, or of any agreement or instrument which is applicable to the Company or under which the Company is obligated or by which any of its property is bound.

     8.6 Compliance with Instruments, Etc. The Company will not, upon the sale of the Debenture to WEDGE, be (i) in default under any indenture or material contract or agreement to which it is a party, (ii) in violation of is charter or bylaws or of any applicable law, (iii) in default with respect to any order, writ, injunction or decree of any court or arbitrator, or (iv) in default under any order, license, regulation or demand of any government agency, which default or violation might reasonably be anticipated to result in any material adverse change in the business, properties or condition (financial or otherwise) of the Company.

     8.7 Tax Returns and Liabilities. The Company has filed all federal and state tax returns required to be filed and has paid all taxes as shown on such returns and on all assessments received by it to the extent that such taxes have become due. In the opinion of the officers of the Company, adequate accruals have been set up to cover all unpaid taxes. The Company is not aware of any material liabilities, contingent or otherwise, that have not been disclosed in the financial statements referred to in Section 8.2

     8.8 Permits, Governmental and Other Approvals. The Company and each of its employees possesses such franchises, licenses, permits and other authority as are necessary for the conduct of the Company's business as now being conducted and as proposed to be conducted, and it is not in default under any such franchises, permits, licenses or other authority. No approval, consent, authorization or other order of, and no designation, filing, registration, qualification or recording with, any governmental authority is required in connection with the execution, delivery and performance of this Agreement or the offer, issue and sale of the Debenture to WEDGE.

     8.9 Patents, Trademarks and Other Rights. The Company possesses all patents, patent rights, trademarks, trademark rights, trade names, trade name rights, and copyrights necessary to conduct its business as now being conducted and as proposed to be conducted without conflict with any valid rights of others.

     8.10 Consents. The Company is not required to obtain any consent, approval or waiver by any security holder (debt or equity), creditor, vendor or any other third party to enter into the transactions contemplated hereby, except that consent described in Section 6.1 herein.

     8.11 Shares to be Fully Paid; Reservation of Shares. The Company covenants and agrees that all shares which may be issued upon the conversion of the Debenture will, upon issuance, be fully paid and free from all taxes, liens and charges with respect to the issue thereof. The Company further covenants and agrees that during the period within which the conversion rights represented by the Debenture may be exercised, the Company will at all times have authorized, and reserved for the purpose of issue upon conversion of the Debenture, a sufficient number of shares of its Common Stock and preferred stock into which the Debenture will be convertible (all of which shall be newly issued at the time of such exercise and shall not be treasury stock) to provide for the exercise of conversion rights pursuant to this Agreement and the Debenture.

     8.12 Key Employees. The Company has no knowledge as to any intentions of any key employee or group of key employees to leave the employ of the Company.

     8.13 Survival. All agreements, representations and warranties contained herein shall survive the execution and delivery of this Agreement, any investigation at any time made by WEDGE or on WEDGE's behalf, the sale and purchase of the Debenture, any disposition thereof, and conversion of the Debenture for shares and any disposition thereof. All statements contained in or any certificate or other instrument delivered by or on behalf of the Company pursuant hereto shall constitute representations and warranties by the Company hereunder.

     8.14 Opinion of Counsel. The Company shall deliver an opinion of counsel, on the date hereof, as to the legal matters set forth in the form of legal opinion attached hereto as Exhibit "E".

                               ARTICLE IX

                                 DEFAULT

     9.1 Event of Default. As used in this Agreement, the term "Event of Default" shall mean any of the following:

     (a) any default of any kind or nature under Section 9.01 of the Debenture;

     (b) any breach of any representation or warranty contained in Article VIII herein in any material respect as of the date of issuance or making thereof; or

     (c) any default in the observance of any affirmative  covenant set forth in
Article VI herein or in any negative covenant set forth in Article VII herein which is not remedied within 30 days after written notice thereof to the Company by WEDGE.

     9.2 Default Remedies. Upon the occurrence of an Event of Default, WEDGE shall be entitled to enforce all rights and remedies provided in Section 9.02 of the Debenture, in addition to all other rights and remedies it may be entitled to at equity or under law.

                                   ARTICLE X

                                 MISCELLANEOUS

     10.1 Conflict of Agreement. The parties agree that in the event the terms of this Agreement shall conflict with the terms of the Debenture, the Debenture shall govern.

     10.2 Counterparts. This Agreement may be executed in several counterparts, each of which shall be an original and all of which together shall constitute one agreement.

     10.3 Amendments. This Agreement may be amended, modified or terminated only by a written instrument signed by the parties hereto.

     10.4 Governing Law. This Agreement shall in all respects be governed by and shall be construed in accordance with the laws of the State of Texas.

     10.5 Severability. If any provision or part thereof of this Agreement is found to be prohibited, unenforceable or invalid under the laws of any jurisdiction, the provision or part thereof shall be ineffective only to the extent of such prohibition, unenforceability or invalidity under the applicable law without effecting the enforceability or validity of such provision in any other jurisdiction and without invalidating the remainder of such provision or other provisions in this Agreement.

     10.6 Injunctive Relief. The Company acknowledges that a breach of any of the provisions hereof would cause irreparable harm to WEDGE and agrees that in the event of any such threatened breach WEDGE shall be entitled to injunctive relief and that it shall not be required to post any bond in excess of $1,000.

     10.7 Term. Defined terms not defined herein shall have the meaning ascribed thereto in the Debenture.

     10.8 Notices. All notices, requests, consents and other communications hereunder shall be in writing and shall be deemed to have been made when delivered or mailed, first-class postage prepaid, by certified mail, return receipt requested.

          If to WEDGE:

               WEDGE Energy Services, L.L.C.
               1415 Louisiana

               Suite 3000
               Houston, Texas 77002
               Attention: President

               with a copy to:

               WEDGE Group Incorporated
               1415 Louisiana

               Suite 3000
               Houston, Texas 77002
               Attention: General Counsel

               with a copy to:

               Darryl M. Burman, Esq.
               DiCecco, Fant & Burman, L.L.P.
               1900 West Loop South

               Suite 1100
               Houston, Texas 77027

          If to the Company:

               TGC Industries, Inc.
               1304 Summit Avenue

               Suite 2
               Plano, Texas 75074
               with a copy to:

               Vernon R. Rew, Jr.
               Law, Snakard & Gambill, P.C.
               3200 Bank One Tower
               500 Throckmorton
               Fort Worth, Texas 76102

     10.9 Headings. The headings of the sections of this Agreement have been inserted for convenience or reference only and shall in no way restrict or otherwise modify any of the terms or provisions hereof.

     10.10 Costs. The Company has agreed to pay all legal costs of WEDGE in connection with the negotiation and preparation of the Note and this Agreement, which costs shall not exceed $20,000.

     IN WITNESS WHEREOF, the parties have executed this Agreement on the date first set forth above.

TGC INDUSTRIES, INC.                    WEDGE ENERGY SERVICES, L.L.C.

By:  /s/ Wayne Whitener                 By:  /s/ Gregory J. Armstrong

     -------------------------               -------------------------------
Name: Wayne Whitener                    Name:  Gregory J. Armstong
Title: President                        Title:  Vice President

                                   EXHIBIT "A"

                                    DEBENTURE

                                                                      12/10/99

                            DEBENTURE AGREEMENT

     8 1/2 % Convertible Subordinated Debenture, Series B Due December 1, 2009
                  Original Principal Amount $2,500,000

     THIS DEBENTURE AGREEMENT (the"Agreement") is made and entered into on this 10th day of December, 1999, by and between WEDGE Energy Services, L.L.C., a Delaware limited liability company ("Holder") and TGC Industries, Inc., a Texas corporation (the"Company").

                                   R E C I T A L S

     WHEREAS the Company is issuing this 8 1/2% Convertible Subordinated Debenture, Series B due December 1, 2009 in the original principal amount of $2,500,000 (the"Debenture" or the"Note") pursuant to the payment of $2,500,000 cash by Holder to the Company and the Company is paying to Holder all principal and accrued interest on that certain Advance Note in the principal amount of $300,000, payable by Company to Holder dated November 1, 1999, and as set forth in that certain Debenture Purchase Agreement of even date herewith (the "Purchase Agreement").

     WHEREAS the Company is now issuing to the Holder and the Holder is receiving such Debenture from the Company; and

     WHEREAS the parties hereto wish to set forth the terms and conditions of such Debenture;

     NOW, THEREFORE, in consideration of the premises and of the mutual agreements hereinafter set forth, the parties hereto agree as follows:

                               ARTICLE I

                              DEFINITIONS

     In addition to the terms defined elsewhere in this Agreement, the following terms shall have the meanings set forth below:

     Section 1.01. Capitalized Lease. The term"Capitalized Lease" shall mean any lease of real or personal property under which the rentals are required to be capitalized for financial reporting purposes in accordance with generally accepted accounting principles.

     Section 1.02. Common Stock. The term"Common Stock" shall mean the Common Stock, par value $.30 per share, of the Company.

     Section 1.03. Conversion Price. The conversion price per share of Common Stock, Senior Convertible Preferred Stock or Series D Convertible Preferred Stock into which the Debenture is convertible, which price is $1.15 per share, as such conversion price may be adjusted and readjusted from time to time in accordance with the terms of Section 8.05 hereof.

     Section 1.04. Event of Default. The term "Event of Default" shall mean an Event of Default as defined in Section 9.01 hereof.

     Section 1.05 Indebtedness. The term"Indebtedness" shall mean (a) indebtedness for money borrowed and deferred payment obligations representing the unpaid purchase price of property or stock, other than normal trade credits, which would be included in determining total liabilities shown on the liability side of a consolidated balance sheet of the Company and its Subsidiaries; (b) guarantees and endorsements of obligations of others, directly or indirectly, including obligations under industrial revenue and pollution control bonds, and all other repurchase agreements and indebtedness in effect guaranteed through an agreement, contingent or otherwise, to purchase such indebtedness, or to purchase or sell property, or to purchase or sell services, primarily for the purpose of enabling the debtor to make payment of the indebtedness or to assure the owner of the indebtedness against loss, or to supply funds to or in any manner invest in the debtor, or otherwise (but excluding guarantees and endorsements of notes, bills and checks made in the ordinary course of business); (c) indebtedness secured by any mortgage, lien, pledge, conditional sale agreement, title retention agreement, or other security interest or encumbrance upon property owned by the Company, or its Subsidiaries, even though such indebtedness has not been assumed; and (d) amounts due under Capitalized Leases as reflected on the balance sheet.

     Section 1.06. Interest Rate. The term"Interest Rate" shall mean an interest rate payable on the Debentures of 8 1/2% per annum and as set forth on the face of the Debenture.

     Section 1.07. Issuance Date. The term"Issuance Date" shall mean the date of issuance of the Debenture of December 10, 1999, as set forth on the face of the Debenture.

     Section 1.08. Maturity Date. The term"Maturity Date" shall mean December 1, 2009.

     Section 1.09. Debenture. The term"Debenture" shall mean the Debenture issued by the Company and concurrently herewith being acquired by the Holder, in the form set forth on Exhibit"A" attached hereto, as originally executed or as may from time to time be supplemented or amended pursuant to its provisions or the provisions hereof. If the Holder purchases or otherwise becomes the owner of more than one Debenture, the term"Debentures" shall include all of the Debentures owned by the Holder taken as a whole. The term"Debentures" shall mean all of the Debentures issued by the Company and governed by this Agreement and other Debenture Agreements of like tenor.

     Section  1.10.   Person.   The  term"Person"   shall  mean  an  individual,
partnership, corporation, trust or unincorporated organization, and a government or agency or political subdivision thereof.

     Section 1.11. Senior Convertible Preferred Stock The term "Senior Convertible Preferred Stock" shall mean that certain series of 8 1/2% Senior
Convertible  Preferred  Stock  as  described  in  Section  3.1 of  the  Purchase
Agreement.

     Section 1.12. Series D Convertible Preferred Stock The term "Series D Convertible Preferred Stock" shall mean that certain series of 8% Series D
Convertible  Preferred  Stock  as  described  in  Section  3.2 of  the  Purchase
Agreement.

     Section 1.13. Superior Indebtedness. The term"Superior Indebtedness" shall mean (a) Funded Debt, being all Indebtedness having a final maturity of more than one year, and all guarantees of Indebtedness extending more than one year, from its"date of origin" or which is renewable or extendable at the option of the obligor for a period or periods of more than one year from its date of origin, and all amounts due under Capitalized Leases reflected on the balance sheets; and (b) Current Debt, being all unsecured Indebtedness for money borrowed, payable on demand or having a maturity of not more than one year from the date of determination (other than current maturities of Funded Debt) and not extendable or renewable at the option of obligor.

     Section 1.14. Subsidiary. The term"Subsidiary" shall mean any corporation of which more than 80% (by number of votes) of the voting stock is owned by the Company or another Subsidiary.

                                 ARTICLE II

                                THE DEBENTURE

     Section 2.01. Debenture. This Debenture is in the principal amount of $2,500,000 and is being issued by the Company to the Holder pursuant to the payment of Two Million Five Hundred Thousand Dollars ($2,500,000) cash by Holder to the Company. In connection therewith, the Company shall pay to Holder all principal and accrued interest on that certain Advance Note in the principal amount of $300,000, payable by Company to Holder dated November 1, 1999, and the security interest in certain vehicles and additions thereto and substitutions therefor created by that certain Security Agreement between the Company as debtor and the Holder as secured party dated November 1, 1999, shall be terminated and the collateral with respect thereto shall be released and all title documents with respect to such vehicles held by the Holder shall be returned to the Company. The Holder hereby agrees to receive such Debenture from the Company pursuant to the terms of this Agreement, and the Company hereby agrees to issue, convey, transfer, and assign to the Holder, the Debenture free and clear of all liens, options, claims, and encumbrances of any kind or character whatsoever, except for applicable transfer restrictions required by federal and state securities laws. The Debenture may have such notations or legends as are required by applicable law. The Debenture shall be executed on behalf of the Company by its president or any vice president and attested to by its secretary of any assistant secretary. The Debenture shall recite upon its face the principal amount of indebtedness evidenced by the Debenture, the rate at which interest is payable on the Debenture, and the terms of repayment.

     Section 2.02. Acquisition Price. If the Debenture is being received from the Company upon issuance, the acquisition price for the Debenture shall be the aggregate principal amount thereof. No original issue discount is contemplated by the issuance of these Debentures.

     Section 2.03. [Intentionally Omitted]

     Section 2.04. Registration. The Debentures shall be registered in the Debenture records of the Company as follows: The Company shall maintain a register of the issuance of the Debentures by recording the issuance date, the face amount, and the name and address of the initial holder and, upon transfer in accordance with Article X of this Agreement, each transferee of each of the Debentures upon the books of the Company. The Company shall be entitled to recognize the person registered in the register as the exclusive owner of a Debenture for the purposes of payment of principal and interest thereon, and the Company shall not be bound to recognize any equitable or other claim to or interest in such Debenture on the part of any other person, whether or not the Company has express notice thereof, except as otherwise provided by applicable law.

     Section 2.05. Interest on Debenture. Interest shall be payable on the outstanding principal amount of the Debenture at the Interest Rate. Interest on the Debenture shall be calculated on the basis of a 360-day year of twelve 30-day months. Interest shall be calculated semi-annually as of December 1 and June 1 of each year from the Issuance Date through the last such date prior to the Maturity Date and on the Maturity Date, and accrued interest as of each such date shall be due and payable fifteen calendar days after each such date, provided that the first such date on which interest shall be calculated and paid shall be the first such semi-annual date following the original issuance of the Debenture. If the Company fails to pay to the Holder any portion of cash interest that has accrued on the principal amount of the Debenture when payment is due, such unpaid portion of accrued interest shall continue to be due from and payable by the Company to the Holder until paid. Interest shall be payable in cash, provided that for each interest payment due and payable through January 1, 2001, the interest payment shall be by payment in kind securities by issuance of additional Debentures of like tenor as this Debenture with a principal amount equal to the amount of the cash interest payment which would have been paid ("PIK Interest"). For each interest payment due and payable after January 1, 2001, payment shall be by cash or by PIK Interest at the election of Holder by written notice to the Company, provided that the Company shall only pay PIK
Interest and not cash interest in the event the Company's earnings before deduction of interest, taxes, depreciation and amortization (EBITDA) for the six
(6) months ended with the previous quarter (for the December 1 payment:  the six
(6) months ended September 30; and for the June 1 payment: the six (6) months ended March 31) are less than one hundred twenty-five percent (125%) of the Company's obligation for such interest payment and for all other dividends and interest due and payable on all other outstanding securities of the Company as of such time. The Company hereby agrees that interest payments on the Debenture shall take priority over any preferred stock dividends payable to current holders of the Company's 8% Series C Convertible Exchangeable Preferred Stock.

     Section 2.06. Lost or Stolen Certificates. In the event the certificate representing the Debenture is destroyed, misplaced, or stolen, the Holder shall promptly notify the Company of such loss. In its discretion, the Company may, as a condition precedent to reissuing a new Debenture certificate, require the Holder to do one or more of the following things:

     (a) Deliver a notice to the Company in the form prescribed by the Company requesting the Company to stop transfer of such lost Debenture certificate;

     (b) Execute and deliver to the Company an affidavit of the facts covering the loss of the Debenture certificate; and

     (c) Execute and file any form required by any state or federal regulatory authority in connection with the loss of the Debenture certificate.

After the Holder has complied with such requirements as the Company deems necessary and appropriate, the Company shall cancel the lost certificate in its register and shall issue a new Debenture certificate to the Holder with terms and provisions identical to those contained in the lost certificate.

     Section 2.07. Governmental Charges. For any transfer of a Debenture or exchange of a Debenture for Debentures of another denomination, the Company may require from the Holder the payment of a sum sufficient to reimburse it for any stamp tax or other governmental charge incidental thereto.



                                ARTICLE III

                         PREPAYMENT OF DEBENTURES

     Section 3.01. Optional Prepayment of Debentures. The Company may, at any time after December 1, 2001, prepay the Debentures in whole or in part (in amounts of not less than $50,000) by payment of one hundred fifty-two and 174/1000 percent (152.174%) of the outstanding principal amount of the
Debentures, or portion thereof to be prepaid, and payment of the accrued interest thereon to the date of prepayment. Except as set forth in this Article III, the Company may not prepay the Debentures prior to maturity.

     Section 3.02. Notice of Prepayments. The Company shall give written notice of any prepayment of the Debentures pursuant to Section 3.01, to each holder thereof not less than thirty (30) days nor more than sixty (60) days before the date fixed for such optional prepayment. Such notice shall specify (i) such date, and (ii) the principal amount of the holder's Debentures to be prepaid and the aggregate principal amount of all Debentures to be prepaid. Notice of prepayment having been so given, one hundred fifty-two and 174/1000 percent (152.174%) of the aggregate principal amount of the Debentures specified in such notice, and the accrued interest thereon shall become due and payable on the prepayment date.

     Section 3.03. Allocation of Prepayments. All partial prepayments of the Debentures shall be applied on all outstanding Debentures then being prepaid ratably in accordance with the unpaid principal amounts of the Debentures.

     Section 3.04. Merger or Sale. In the event of the consolidation with or merger of the Company with or into another corporation or entity, or in the event of the sale, lease or conveyance to another corporation or entity of the assets of the Company as an entirety or substantially as an entirety, then, upon the written request of any Holder of the Debentures, the Company shall prepay such Holder's Debentures in whole by payment of one hundred percent (100%) of the principal amount of the Debentures and payment of the accrued interest thereon to the date of prepayment, within thirty (30) days of the Company's receipt of such written request.

                               ARTICLE IV

                FINANCIAL STATEMENTS AND OTHER INFORMATION.

     Section 4.01. Financial and Business Information. The Company agrees to furnish to you so long as you or your nominee are the holder of any Debenture and to each other holder of the then outstanding Debentures:

     (a) Quarterly Statements. Within 45 days after the end of each quarterly fiscal period (except the last) in each fiscal year of the Company, duplicate copies of:

     (1) consolidated balance sheets of the Company as of the close of such period,

     (2) consolidated statements of income and retained earnings and changes in financial position of the Company for such quarterly fiscal period and for the portion of the fiscal year ending with such period, and

          (3) consolidated statements of cash flows of the Company for the portion of the fiscal year ending with such period.

in each case (except (a)(1) above) setting forth in comparative form the figures for the corresponding period of the preceding fiscal year, all in reasonable detail and certified as having been prepared in accordance with generally accepted accounting principles, but subject to changes resulting from year-end adjustments, by an authorized financial officer of the Company.

     (b) Annual Statements. As soon as available and in any event within 90 days after the close of each fiscal year of the Company, duplicate copies of:

          (1) audited consolidated balance sheets of the Company as of the close of such fiscal year, and

     (2) audited consolidated statements of income and retained earnings and changes in financial position of the Company for such fiscal year.

In each case setting forth in comparative form the figures for the preceding fiscal year, all in reasonable detail and accompanied, in the case of audited statements, by an opinion thereon of a firm of independent public accountants of recognized national standing selected by the Company to the effect that the audited financial statements have been prepared in accordance with generally accepted accounting principals consistently applied (except for changes in which such accountants concur) and that the audit by such accountants in connection with financial statements has been made in accordance with generally accepted auditing standards.

     The financial statements delivered pursuant to paragraphs (a) and (b) above shall set forth the amounts charged in each of the periods involved for depreciation and amortization, and for interest expense.

     (c) Audit Reports. Promptly upon receipt thereof, one copy of each interim or special audit made by independent accountants of the books of the Company.

     (d) SEC and Other Reports. Promptly upon their becoming available, one copy of each financial statement, report, notice or proxy statement sent by the Company to stockholders generally, of each Form 8-K, 10-KSB, and 10-QSB, or any successor forms, and any registration statement or prospectus filed by the Company with any securities exchange or with the Securities Exchange Commission, and of all press releases and other statements made available generally by the Company to the public concerning material developments in the business of the Company.

     (e) Together with each set of quarterly statements and annual statements pursuant to paragraphs (a) and (b) above, a certificate of an executive officer of the Company that such financial statements are true and correct and that the Company is not then in default under the terms of this Debenture.

                               ARTICLE V

              REPRESENTATIONS AND WARRANTIES OF THE COMPANY

     The Company hereby represents and warrants to Holder as follows:

     Section 5.01. Corporate Organization. The Company is a corporation duly organized and validly existing and in good standing under the laws of the State of Texas and has all requisite corporate power and authority to carry on its business as now conducted and proposed to be conducted; the Company has all requisite corporate power and authority to enter into this Agreement, to issue the Debenture and the shares issuable upon the conversion thereof and to carry out the provisions and conditions of this Agreement and of the Debenture. The Company is duly qualified and authorized to do business and is in good standing as a foreign corporation in all states where the ownership of property or the nature of the business transacted by the Company makes such qualification necessary. The Company has 25,000,000 authorized shares of its Common Stock and 4,000,000 authorized shares of its preferred stock. As of December 1, 1999, the Company had 2,253,184 issued and outstanding shares of Common Stock, 1,115,750 issued and outstanding shares of preferred stock and 31,944 treasury shares. As of December 1, 1999, the Company had granted stock options which, if all were exercised, would equal 179,831 shares of Common Stock. As of December 1, 1999, the Company had issued one or more warrants which, if all are exercised, will in the aggregate equal 1,136,574 shares of Common Stock. Additionally, as of December 1, 1999, excluding the shares of Common Stock to be received by WEDGE upon its election to convert to Common Stock, there are 2,789,375 shares of Common Stock to be issued if all existing preferred stock holders were to elect to convert their shares to Common Stock.

     Section 5.02. Corporate Power. The Company has all requisite power and authority to enter into this Agreement, to issue, sell, convey, assign, and transfer the Debenture to the Holder, to own, operate, and lease its properties and other assets and to carry on its business as now being conducted in the place or places where such properties or other assets are now owned or leased and such business is now conducted. No provision of the Articles of Incorporation or Bylaws of the Company would preclude any of the transactions contemplated by this Agreement.

     Section 5.03. Corporate Authorization. The execution of this Agreement and the consummation of the transactions contemplated hereunder have been duly approved by all necessary corporate action of the Company.

     Section 5.04. Debenture. The Debenture deliverable by the Company to the Holder hereunder will be duly authorized and issued, free and clear of all liens, options, claims, and encumbrances of any kind or character whatsoever, except for applicable transfer restrictions required by federal and state securities laws.

     Section 5.05. Compliance with Material Agreements. The Company is not, and upon the issuance of the Debenture to the Holder, will not be in default under any material contract or agreement to which it is a party, which default might reasonably be anticipated to result in any material adverse change in the business, properties or condition (financial or otherwise) of the Company. So long as no Event of Default (as defined herein) shall have occurred, and be continuing with respect to the Debenture, the Company may pay dividends with respect to its equity securities in accordance with the terms and rights of such securities.

                               ARTICLE VI

               REPRESENTATIONS AND WARRANTIES OF HOLDER

     The Holder hereby represents and warrants to Company:

     Section 6.01. Power and Authority. The Holder has all requisite power and authority to enter into this Agreement and to acquire the Debenture. No provision of the Articles of Incorporation, Bylaws, or other governing instruments of the Holder would preclude any of the transactions contemplated by this Agreement.

     Section 6.02. Authorization. The execution of this Agreement and the consummation of the transactions contemplated herein have been duly approved by all necessary action, corporate and otherwise, of the Holder.

     Section 6.03. Investment Intent. The Holder is acquiring the Debenture solely for its own account and not with a view to, or for resale in connection with, any distribution or public offering thereof, within the meaning of any applicable securities laws and regulations.

                              ARTICLE VII

                             SUBORDINATION

     Section 7.01.  Debentures Subordinated to Superior Indebtedness.

Anything in this Agreement or the Debentures to the contrary notwithstanding, the indebtedness evidenced by the Debentures (such indebtedness being hereinafter referred to as Subordinated Indebtedness) shall be subordinate and junior in right of payment, to the extent and in the manner hereinafter set forth, to (but only to) all Superior Indebtedness (as defined herein) of the Company.

     Section 7.02.  Payments on Subordinated Indebtedness.

     (a) So long as no default or event of default shall have occurred and be continuing with respect to any Superior Indebtedness under the terms thereof, the Company will pay the principal and interest on all Subordinated Indebtedness according to the terms thereof.

     (b) During the continuance of any default with respect to any Superior Indebtedness under the terms thereof, including, without limitation, any default in the payment of either principal or interest on any Superior Indebtedness, no payment of principal, premium or interest shall be made on the Subordinated Indebtedness, if either (i) notice of such default in writing or by facsimile has been given to the Company by the holder or holders of such Superior Indebtedness; or (ii) judicial proceedings shall be pending in respect of such default.

     Section 7.03. Insolvency, etc. In the event of (a) any insolvency, bankruptcy, receivership, liquidation, reorganization, readjustment, composition, or other similar proceeding relating to the Company or its property, (b) any proceeding for the liquidation, dissolution, or other winding-up of the Company, voluntary or involuntary, and whether or not involving insolvency or bankruptcy proceedings, (c) any assignment by the Company for the benefit of creditors, or (d) any distribution, division, marshaling, or application of any of the properties or assets of the Company or the proceeds thereof to creditors, voluntary or involuntary, and whether or not involving legal proceedings, then and in such event:

     (i) all Superior Indebtedness shall first be paid in full (including all principal, premium, if any, and interest, including interest accruing after the commencement of any such proceeding) before any payment or distribution of any character, whether in cash, securities, or other property (other than securities of the Company or any other corporation provided for by a plan of reorganization or readjustment or similar plan, the payment of which is subordinated, at least to the extent provided in this Article VII with respect to Subordinated Indebtedness, to the payment of all Superior Indebtedness at the time outstanding and to any securities issued in respect thereof under any such plan) is made in respect of any Subordinated Indebtedness;

               (ii) all  principal  and  premium,  if any,  and  interest on the
Subordinated Indebtedness shall forthwith become due and payable, and any payment or distribution of any character, whether in cash, securities, or other property (other than securities of the Company or any other corporation provided for by a plan of reorganization or readjustment or similar plan, the payment of which is subordinated, at least to the extent provided in this Article VII with respect to Subordinated Indebtedness, to the payment of all Superior
Indebtedness at the time outstanding and to any securities issued in respect thereof under any such plan) which would otherwise (but for the terms hereof) be payable or deliverable in respect of any Subordinated Indebtedness, shall be paid or delivered directly to the holders of the Superior Indebtedness, until all Superior Indebtedness shall have been paid in full, the holders of the
Subordinated Indebtedness at the time outstanding irrevocably authorize, empower, and direct all receivers, trustees, liquidators, conservators, fiscal agents, and others having authority in the premises to effect all such payments and deliveries;

               (iii) each holder of the Subordinated Indebtedness at the time outstanding irrevocably authorizes and empowers each holder of the Superior Indebtedness or such holder's representative to demand, sue for, collect, and receive such holder's ratable share of all such payments and distributions and to receipt therefor, and to file and prove all claims therefor and take all such other action, in the name of such holder or otherwise, as such holder of the Superior Indebtedness or such holder's representative may determine to be necessary or appropriate for the enforcement of this Section 7.03; and

               (iv) the holders of the Subordinated Indebtedness shall execute and deliver to each holder of the Superior Indebtedness or such holder's representative all such further instruments confirming the above authorization, and all such powers of attorney, proofs of claim, assignments of claim, and other instruments, and shall take all such other action as may be requested by such holder of the Superior Indebtedness or such holder's representative to enforce all claims upon or in respect of the Subordinated Indebtedness.

For all purposes of this Agreement, Superior Indebtedness shall not be deemed to have been paid in full unless the holders thereof shall have received cash equal to the amount of principal, premium, if any, and interest in respect of all Superior Indebtedness at the time outstanding, and in case there are two or more holders of the Superior Indebtedness any payment or distribution required to be paid or delivered to the holders of the Superior Indebtedness shall be paid or delivered to such holders ratably according to the respective aggregate amounts remaining unpaid on the Superior Indebtedness of such holders.

     Section 7.04. Payments and Distributions Received. If any payment or distribution of any character (whether in cash, securities, or other property) or any security shall be received by any holder of any of the Subordinated Indebtedness in contravention of any of the terms of this Article VII, and except as permitted by Section 7.03 or Section 7.06, such payment or distribution or security shall be held in trust for the benefit of, and shall be paid over or delivered and transferred to, the holders of the Superior
Indebtedness for application to the payment of all Superior Indebtedness remaining unpaid, to the extent necessary to pay all such Superior Indebtedness in full. In the event of the failure of any holder of any of the Subordinated Indebtedness to endorse or assign any such payment, distribution or security, any holder of the Superior Indebtedness or such holder's representative is hereby irrevocably authorized to endorse or assign the same.

     Section 7.05. Subrogation. In the event that cash, securities, or other property otherwise payable and deliverable to the holders of the Subordinated Indebtedness shall have been applied pursuant to Section 7.03 or Section 7.04 to the payment of Superior Indebtedness in full, then and in each such case, the holders of the Subordinated Indebtedness shall be subrogated to any rights of any holders of Superior Indebtedness to receive further payments or distributions in respect of or applicable to the Superior Indebtedness.

     Section 7.06. Acceleration of Subordinated Indebtedness. In case any Subordinated Indebtedness is declared due and payable because of the occurrence of an Event of Default with respect to the Subordinated Indebtedness under circumstances when the terms of Section 7.03 are not applicable, the holders of such Subordinated Indebtedness shall not be entitled to receive payment or distribution in respect thereof until all Superior Indebtedness at the time outstanding shall have been paid in full; provided, however, that, so long as such Event of Default does not constitute a default or event of default with respect to any Superior Indebtedness, the holders of the Subordinated Indebtedness shall continue to be entitled to receive (i) current interest payments, (ii) regularly scheduled prepayments pursuant to Section 3.01, and
(iii) payments due at the stated maturity, notwithstanding such declaration.

     Section 7.07. Notice. In the event that any Subordinated Indebtedness shall become due and payable before its expressed maturity on demand of the holder thereof as the result of the occurrence of a default or event of default, the Company will give prompt notice in writing of such happening to each holder of Superior Indebtedness.

     Section 7.08. Subordination Not Affected, etc. The terms of this Article VII, the subordination effected hereby, and the rights of the holders of the Superior Indebtedness shall not be affected by (a) any amendment of or addition or supplement to any Superior Indebtedness or any instrument or agreement relating thereto, (b) any exercise or non-exercise of any right, power, or remedy under or in respect of any Superior Indebtedness or any instrument or agreement relating thereto, or (c) any waiver, consent, release, indulgence, extension, renewal, modification, delay, or other action, inaction or omission, in respect of any Superior Indebtedness or any instrument or agreement relating thereto or any security therefor or guaranty thereof, whether or not any holder of any Subordinated Indebtedness shall have had notice or knowledge of any of the foregoing. In addition, in the event that any holder or prospective holder of Superior Indebtedness reasonably requires a modification or amendment of the terms of this Article VII with respect to the subordination of the Subordinated Indebtedness, the Holder agrees to execute any such modification or amendment to this Article VII with respect thereto.

     Section 7.09. Obligations Unimpaired. No present or future holder of Superior Indebtedness shall be prejudiced in the right to enforce subordination of the Subordinated Indebtedness by any act or failure to act on the part of the Company. The provisions of this Article VII are solely for the purpose of defining the relative rights of the holders of Superior Indebtedness on the one hand and the holders of Subordinated Indebtedness on the other hand, and nothing in this Article VII shall (a) impair as between the Company and the holder of any Subordinated Indebtedness the obligation of the Company, which is unconditional and absolute, to pay to the holder thereof the principal, premium, if any, and interest thereon in accordance with the terms thereof, or (b) prevent the holder of any Subordinated Indebtedness from exercising all remedies otherwise permitted by applicable law under this Agreement, subject to the rights, if any, under this Article VII of the holders of Superior Indebtedness.

     Section 7.10. Securities Subordinate to Debenture. All equity securities of the Company shall be subordinate and junior in right of payment as to dividends, and on liquidation, to the rights of the Debenture to payment of principal and interest and on liquidation.


                            ARTICLE VIII

                      CONVERSION OF DEBENTURES

     Section 8.01. Conversion Privilege. The unpaid principal amount of any Debenture or any portion thereof may, at the election of the holder thereof, at any time after the date of such Debenture be converted into (a) shares of Common Stock at the conversion price per share of Common Stock of One Dollar and Fifteen Cents ($1.15) or (b) shares of Senior Convertible Preferred Stock, at the conversion price per share of such Senior Convertible Preferred Stock of One Dollar and Fifteen Cents ($1.15), provided that if the holders of the Company's 8% Series C Convertible Exchangeable Preferred Stock ("Series C Preferred Stock") do not provide the necessary waivers under the terms thereof with respect to the issuance of the Senior Convertible Preferred Stock, then the Debenture at the Holders' option may be converted into shares of Series D Convertible Preferred Stock with terms which are pari passu with the Company's Series C Preferred Stock, or any outstanding series of preferred stock of the Company with rights and terms superior thereto, at the conversion price per share of Series D Convertible Preferred Stock of One Dollar and Fifteen Cents ($1.15), further provided that, in any event, such Senior Convertible Preferred Stock or Series D Convertible Preferred Stock issued to the Holder on such conversion shall itself have conversion rights into shares of Common Stock which provide that each share of preferred stock shall be initially convertible into one (1) share of Common Stock, as such conversion price may be adjusted and readjusted from time to time in accordance with Section 8.05 hereof (such conversion price, as so adjusted and readjusted and in effect at any time, being herein called the "Conversion Price"), into the number of fully paid and non-assessable shares of Common Stock determined by dividing (x) the aggregate principal amount of the Debentures to be so converted by (y) the Conversion Price in effect at the time of such conversion.

     Section 8.02.  Manner of Conversion; Partial Conversion, etc.

     (a) Any Debenture may be converted in whole or in part by the holder thereof by surrender of such Debenture, accompanied by a written statement designating the principal amount of such Debenture to be converted and stating the name and address of the person in whose name certificates for shares of Common Stock are to be registered, at the office of the Company specified in or pursuant to Section 15.01. Upon any such partial conversion of a Debenture, the Company at its expense will forthwith issue and deliver to or upon the order of the holder thereof a new Debenture or Debentures in principal amount equal to the unpaid and unconverted principal amount of such surrendered Debenture, such new Debenture or Debentures to be dated and to bear interest from the date to which interest has been paid on such surrendered Debenture. Each conversion shall be deemed to have been effected as of the close of business on the date on which such Debenture shall have been so surrendered to such office, and at such time the rights of the holder of such Debenture as such shall, to the extent of the principal amount thereof converted, cease, and the person or persons in whose name or names any certificate or certificates for shares of Common Stock shall be issuable upon such conversion shall be deemed to have become the holder or holders of record thereof.

     (b) The Company shall pay all cash interest on any Debenture or portion of any Debenture surrendered for conversion to the date of such conversion.

     Section 8.03. Delivery of Stock Certificates. As promptly as practicable after the conversion of any Debenture in full or in part, and in any event within 20 days thereafter, the Company at its expense (including the payment by it of any applicable issue taxes) will issue and deliver to the holder of such Debenture, or as such holder (upon payment by such holder of any applicable transfer taxes) may direct, a certificate or certificates for the number of full and fractional shares of Common Stock issuable upon such conversion.

     Section 8.04. Shares to be Fully Paid; Reservation of Shares.

The Company covenants and agrees that all shares of Common Stock which may be issued upon conversion of the Debentures will, upon issuance, be fully paid and non-assessable and free from all taxes, liens, and charges with respect to the issue thereof; and without limiting the generality of the foregoing, the Company covenants and agrees that it will from time to time take all such action as may be requisite to assure that the par value (if any) per share of the Common Stock is at all times equal to or less than the then effective purchase price per share of the Common Stock issuable upon conversion of the Debentures. The Company further covenants and agrees that the Company will at all times have authorized, and reserved for the purpose of issue or transfer upon the conversion of the Debentures, a sufficient number of shares of its Common Stock to provide for the conversion of the Debentures.

     Section 8.05. Conversion Price Adjustments. The Conversion Price shall be subject to adjustment from time to time as follows:

     (a) Stock Dividends, Subdivisions, Reclassifications or Combinations. If the Corporation shall (i) declare a dividend or make a distribution on its Common Stock in shares of its Common Stock, (ii) subdivide or reclassify the outstanding shares of Common Stock into a greater number of shares, or (iii) combine or reclassify the outstanding Common Stock into a smaller number of shares, the Conversion Price in effect at the time of the record date for such dividend or distribution or the effective date of such subdivision, combination or reclassification shall be proportionately adjusted so that the holder of any Debentures surrendered for conversion after such date shall be entitled to receive the number of shares of Common Stock which he would have owned or been entitled to receive had such Debentures been converted immediately prior to such date. Successive adjustments in the Conversion Ratio shall be made whenever any event specified above shall occur.

     (b) Other Distributions. In case the Corporation shall fix a record date for the making of a distribution to all holders of shares of its Common Stock
(i) of shares of any class other than its Common Stock or (ii) of evidences of indebtedness of the Corporation or any Subsidiary or (iii) of assets (excluding cash dividends or distributions, and dividends or distributions referred to in subparagraph 8.05(a) above), or (iv) of rights or warrants, in each such case of
(i) through (iv) the Conversion Price in effect immediately prior thereto shall be immediately thereafter proportionately adjusted for such distribution so that the holder of Debentures would be entitled to receive the fair market value (as determined by the Board of Directors, whose determination in good faith shall be conclusive) of what a Holder would have been entitled to receive had such Debentures been converted prior to such distribution. Such adjustment shall be made successively whenever such a record date is fixed. In the event that such distribution is not so made, the Conversion Price then in effect shall be readjusted, effective as of the date when the Board of Directors determines not to distribute such shares, evidences of indebtedness, assets, rights or warrants, as the case may be, to the Conversion Price which would then be in effect if such record date had not been fixed.

          (c) Consolidation, Merger, Sale, Lease or Conveyance. In case of any consolidation with or merger of the Corporation with or into another corporation, or in case of any sale, lease or conveyance to another corporation of the assets of the Corporation as an entirety or substantially as an entirety, the Debentures shall after the date of such consolidation, merger, sale, lease or conveyance be convertible into the number of shares of stock or other securities or property (including cash) to which the shares of Common Stock issuable (at the time of such consolidation, merger, sale, lease or conveyance) upon conversion of such Debenture would have been entitled to upon such consolidation, merger, sale, lease or conveyance; and in any such case, if necessary, the provisions set forth herein with respect to the rights and interests thereafter of the holders of the Debentures shall be appropriately adjusted so as to be applicable, as nearly as may reasonably be, to any shares of stock or other securities or property thereafter deliverable on the conversion of the Debentures.

     Section 8.06. Statement Regarding Adjustments. Whenever the Conversion Price shall be adjusted as provided in Section 8.05, the Corporation shall forthwith file, at the principal office of the Corporation, a statement showing in detail the facts requiring such adjustment and the Conversion Price that shall be in effect after such adjustment, and the Corporation shall also cause a copy of such statement to be sent by mail, first class postage prepaid, to each holder of Debentures, at its address appearing on the Corporation's records. Where appropriate, such copy may be given in advance and may be included as part of a notice required to be mailed under the provisions of Section 8.07.

     Section 8.07. Notice to Holders. In the event the Corporation shall propose to take any action of the type described in Section 8.05, the Corporation shall give written notice to each holder of Debentures, in the manner set forth in
Section 8.06, which notice shall specify the record date, if any, with respect to any such action and the approximate date on which such action is to take place. Such notice shall also set forth such facts with respect thereto as shall be reasonably necessary to indicate the effect of such action (to the extent such effect may be known at the date of such notice) on the Conversion Price and the number, kind or class of shares which shall be deliverable upon conversion of Debentures. In the case of any action which would require the fixing of a record date, such written notice shall be given at least 15 days prior to the taking of such action. Failure to give such written notice, or any defect therein, shall not affect the legality or validity of any such action.

     Section 8.08. Costs. The Corporation shall pay all documentary, stamp, transfer or other transactional taxes attributable to the issuance or delivery of shares of Common Stock upon conversion of any Debentures; provided that the Corporation shall not be required to pay any taxes which may be payable in respect of any transfer involved in the issuance or delivery of any certificate for such shares in a name other than that of the holder of the Debentures, in respect of which shares are being issued.

                                 ARTICLE IX

                            DEFAULT AND REMEDIES

     Section 9.01. Event of Default. As used in this Agreement and the accompanying Debenture, the term"Event of Default" shall mean any one of the following:

     (a) a default in the payment of interest on any Debenture when due and such default shall continue for more than fifteen (15) days from such due date;

     (b) a default in the payment of the principal of Debentures at maturity or at any date fixed in any notice for prepayment;

     (c) the Company sells or otherwise disposes of all or substantially all of its assets to any Person;

     (d) a default in the observance or performance of any covenant or provision of this Agreement or of the Purchase Agreement which is not remedied within thirty (30) days after written notice thereof to the Company by the holder of any Debenture;

     (e) any representation or warranty made by the Company herein or in the Purchase Agreement, or made by the Company in any written statement or certificate furnished by the Company in connection with the consummation of the issuance and delivery of the Debentures or furnished by the Company pursuant hereto, is untrue in any material respect as of the date of the issuance or making thereof;

     (f) final judgment or Judgments for the payment of money aggregating in excess of $250,000 is or are outstanding against the Company or any Subsidiary or against any of the property or assets of the Company or any Subsidiary and any one of such judgments has remained unpaid, unvacated, unbonded or unstayed by appeal or otherwise for a period of thirty (30) days from the date of its entry;

     (g) the Company or any Subsidiary becomes insolvent or bankrupt, is generally not paying its debts as they become due or makes an assignment for the benefit of creditors, or the Company or any Subsidiary causes or suffers an order for relief to be entered with respect to it under applicable Federal bankruptcy law or applies for or consents to the appointment of a custodian, trustee or receiver for the Company or any Subsidiary or for the major part of the property of the Company or any Subsidiary;

     (h) a custodian, trustee or receiver is appointed for the Company or any Subsidiary or for the major part of the property of the Company or any Subsidiary and is not discharged within sixty (60) days after such appointment; or

     (i) bankruptcy, reorganization, arrangement or insolvency proceedings, or other proceedings for relief under any bankruptcy or similar law or laws for the relief of debtors, are instituted by or against the Company or any Subsidiary and, if instituted against the Company or any Subsidiary, are consented to or are not dismissed within sixty (60) days after such institution.

     Section 9.02.  Default Remedies.

     (a) Upon the  occurrence  of an Event of Default,  the Holder may, upon ten
(10) days prior written notice to the Company, declare the Debenture to be, and the outstanding principal amount of the Debenture shall thereupon be and become, forthwith due and payable in cash, together with interest accrued thereon; and

     (b) If an Event of Default occurs, the Holder may proceed to protect and enforce its rights by a suit in equity, action at law, or other appropriate proceeding, whether for the specific performance of any agreement contained herein or for an injunction against a violation of any of the terms or provisions hereof, or in aid of the exercise of any power granted herein or by law.

     Section 9.03. Waiver of Events of Default. The holders of 51 percent (51%) of the aggregate principal amount of the Debentures outstanding may at any time waive an existing Event of Default and its consequences.

                                   ARTICLE X

                            TRANSFER OF DEBENTURE

     Section 10.01. Restriction on Transfer. In addition to any other restrictions on transfer of the Debenture imposed by this Article X, the Holder may transfer or assign his, her, or its rights and obligations under this Agreement only in conjunction with the transfer or assignment of the Debenture.

     Section 10.02. Requirements of Transfer. No transfer of the Debenture shall be valid and effective unless and until (a) the transferor executes a written assignment of the Debenture or executes a separate power of attorney indicating his intent to transfer ownership, (b) the transferee executes a Debenture Agreement, which shall be identical to this Agreement except for the Holder's name and the date of execution, and (c) the transferor delivers written transfer instructions (i) signed by the transferor and the transferee, (ii) stating the name and mailing and residence address of the transferee, and (iii) stating the desired effective date of such change of ownership. If the transferee fails to execute a Debenture Agreement, the transferee's signature on the instructions of transfer will be deemed to constitute the transferee's assent to the terms of the Debenture and the Debenture Agreement.

     Section 10.03. Registration of Transfer. Transfer of the Debenture shall be registered upon the Company's register of Debentures following the Company's receipt of all documents necessary to effect transfer in accordance with Section
10.02. Such documents may be either personally delivered by the transferor or transferee or mailed to the Company in accordance with Section 15.01 hereof.

     Section 10.04. Effective Date of Transfer. The effective date of the transfer recorded on the Company's register of Debentures shall be the date requested in the instructions of transfer; the effective date shall not, however, precede the date of the most recent payment date of interest with respect to such Debenture. In the event such date precedes the date of the most recent payment of interest on the Debenture or if the desired date is omitted from the instructions of transfer, the Company may in its discretion honor the transfer, and, in such case, the effective date of transfer shall be the first date at which the Company is in receipt of all of the items required by Section
10.02 hereof.

     Section 10.05. Transferee as Holder. Upon completion of a transfer in accordance with the provisions provided in this Article X, such Transferee shall be considered the Holder as if the transferee had been the original party to execute this Agreement.

     Section 10.06. Issuance of New Certificates. Upon a transfer in accordance with this Article X, and upon delivery by the transferor of his, her, or its Debenture certificate representing the Debenture being transferred, the Company shall cancel such Debenture certificate and shall issue a new certificate in the transferee's name. Such new certificate shall be issued in accordance with
Article II hereof, and its provisions will be identical to those of the old Debenture certificate except as to the Holder's name and the date of execution, which date on the new certificate shall be the same as the effective transfer date in accordance with Section 10.04 hereof.

     Section 10.07. Legend on Debenture. The Debenture shall bear the following legend:

     "THIS DEBENTURE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE"ACT") OR THE SECURITIES LAWS OF ANY STATE, AND HAS BEEN ISSUED PURSUANT TO EXEMPTIONS FROM SUCH REGISTRATION AND QUALIFICATION REQUIREMENTS. THIS DEBENTURE MAY NOT BE SOLD, TRANSFERRED, OR ASSIGNED WITHOUT THE PERMISSION OF THE ISSUER AND UNLESS THIS DEBENTURE SHALL HAVE BEEN DULY REGISTERED UNDER THE ACT AND REGISTERED OR QUALIFIED UNDER APPLICABLE STATE SECURITIES LAWS, OR, IN THE OPINION OF COUNSEL SATISFACTORY TO THE ISSUER, REGISTRATION AND QUALIFICATION OF THE DEBENTURE SHALL NOT BE REQUIRED. THIS DEBENTURE IS SUBJECT TO AND ITS TRANSFER IS RESTRICTED BY THE TERMS AND PROVISIONS OF THAT CERTAIN DEBENTURE AGREEMENT, DATED DECEMBER 1, 1999, EXECUTED BY AND BETWEEN THE COMPANY AND THE HOLDER OF THIS DEBENTURE, A COPY OF WHICH IS ON FILE IN THE OFFICES OF THE COMPANY."

                                 ARTICLE XI

                             REGISTRATION RIGHTS

     Section 11.01. Registration on Request. Upon the written request of any holder or holders of at least fifty-one percent (51%) in the aggregate principal amount of the Debentures and/or fifty-one percent (51%) of the shares of Common Stock, Senior Convertible Preferred Stock and/or Series D Convertible Preferred Stock ("Shares") issued upon conversion of such Debentures, which request shall state the intended method of disposition by such holder or holders and shall request that the Company effect the registration of all or part of such Shares, or the Shares issuable upon the conversion of such Debentures, or both, under the Securities Act of 1933, as amended (the"Act"), the Company will promptly give written notice of such requested registration to all holders of outstanding Debentures and Shares, and thereupon will use its best efforts to effect the registration under the Act of:

     (a) the Shares which the Company has been so requested to register, for disposition in accordance with the intended method of disposition stated in such request, and

     (b) all other outstanding Shares, or Shares issuable upon the conversion of Debentures, the holders of which shall have made written request (stating the intended method of disposition of such securities by such holders) to the Company for registration thereof within thirty (30) days after the receipt of such written notice from the Company, all to the extent requisite to permit the disposition (in accordance with the intended methods thereof as aforesaid) by the holders of the Shares so registered and to maintain such registration in effect for a period of twenty-four (24) months; provided, that the Company shall not be required to register or use its best efforts to effect any registration of Shares under the Act pursuant to this Section 11.01 more than once. In the event that, as a result of such registration, another person with incidental registration rights granted by the Company requests that the Company include securities of such person in such registration, such request will not result in a reduction in the number of securities of the holder or holders of the Debentures and/or Shares to be included in such registration.

     The Company shall have no obligation to register or use its best efforts to effect any registration of Shares under the Act pursuant to this Article XI which would be in conflict with the obligations of any holder or holders of Debentures and/or Shares under any confidentiality agreement between such holder or holders and the Company entered into in connection with the offering of the Debentures to such holder or holders.

     Section 11.02. Incidental Registration. If the Company at any time proposes to register any of its securities under the Act (otherwise than pursuant to
Section 11.01 and other than a registration on Form S-8, or the form, if any, which supplants such Form), it will each such time give written notice to all holders of outstanding Debentures and Shares of its intention to do so and, upon the written request of any such holder made within thirty (30) days after the receipt of any such notice (which request shall specify the Shares intended to be disposed of by such holder and state the intended method of disposition thereof), the Company will use its best efforts to cause all such outstanding Shares, or Shares issuable upon the conversion of Debentures, the holders of which shall have so requested the registration thereof, to be registered under the Act to the extent requisite to permit the disposition (in accordance with the intended methods thereof as aforesaid) of the Shares so registered; provided that, if in the good faith judgment of the managing underwriter or underwriters of a then proposed public offering of the Company's securities, such registration of such Shares would materially and adversely affect such public offering, then in such event the number of Shares and other securities to be registered by the Company, including, without limitation, securities to be registered pursuant to any other registration rights which have been granted by the Company, shall each be proportionally reduced to such number as shall be acceptable to the managing underwriter, subject to Section 11.01.

     Section 11.03. Registration Procedures. If and whenever the Company is required to use its best efforts to effect or cause the registration of any Shares under the Act as provided in this Article XI, the Company will, as expeditiously as possible:

     (a)  prepare  and  file  with  the  Securities   and  Exchange   Commission
(the"Commission") a registration statement with respect to such Shares and use its best efforts to cause such registration statement to become effective;

     (b) prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective for such period not exceeding a period of twenty-four (24) months as may be necessary to comply with the provisions of the Act with respect to the disposition of all Shares covered by such registration statement during such period in accordance with the intended methods of disposition by the seller or sellers thereof set forth in such registration statement;

     (c) furnish to each seller of such Shares such number of copies of such registration statement and of each such amendment and supplement thereto (in each case including all exhibits), such number of copies of the prospectus included in such registration statement (including each preliminary prospectus and, if any seller shall so request, a summary prospectus), in conformity with the requirements of the Act, and such other documents, as such seller may reasonably request in order to facilitate the disposition of the Shares owned by such seller;

     (d) use its best efforts to register or qualify such Shares covered by such registration statement under such other securities or blue sky laws of such jurisdictions as each seller shall reasonably request, and do any and all other acts and things which may be reasonably necessary or advisable to enable such seller to consummate the disposition in such jurisdictions of the Shares owned by such seller; and

     (e) notify each seller of any such Shares covered by such registration statement, at any time when a prospectus relating thereto is required to be delivered under the Act within the period mentioned in subdivision (b) of this
Section 11.03, of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing, and at the request of any such seller prepare and furnish to such seller a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such Shares, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing.

     Section 11.04. Registration Expenses. All expenses incident to the Company's performance of or compliance with this Article XI, including, without limitation, all registration and filing fees, fees and expenses of complying with securities or blue sky laws, printing expenses and fees and disbursements of counsel for the Company and of independent pubic accountants, but excluding underwriting commissions and discounts, the fees of any counsel engaged by the Holder, and any filing fees associated with shares of Senior Convertible Preferred Stock or Series D Convertible Preferred Stock, but not Common Stock, being listed with a national securities exchange or quoted on the NASDAQ National Market System or Small Cap Market, shall be borne by the Company.

     Section 11.05. Indemnification.

     (a) In the event of any registration of any Shares under the Act pursuant to this Article XI, the Company will, to the extent permitted by law, indemnify and hold harmless the seller of such Shares and each underwriter of such securities and each other person, if any, who controls such seller or underwriter within the meaning of the Act, against any losses, claims, damages, or liabilities, joint or several, to which such seller or underwriter or controlling person may become subject, under the Act or otherwise, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of or are based upon (i) any untrue statement or alleged untrue statement of any material fact contained, on the effective date thereof, in any registration statement under which such securities were registered under the Act, any preliminary prospectus or final prospectus contained therein, or any amendment or supplement thereto, or (ii) any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading; and the Company will reimburse such seller and each such underwriter and each such controlling person for any legal or any other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, damage, liability, or action, provided that the Company shall not be liable in any such case to the extent that any such loss, claim, damage, or liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in such registration statement, any such preliminary prospectus, final prospectus, amendment or supplement in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by such seller or underwriter specifically for use in the preparation thereof.

     (b) The Company may require, as a condition to including any Shares in any registration statement filed pursuant to Section 11.03, that the Company shall have received an undertaking satisfactory to it from the prospective seller of such Shares and from each underwriter of such Shares, to indemnify and hold harmless (in the same manner and to the same extent as set forth in subdivision
(a) of this Section 11.05) the Company, each director of the Company, each officer of the Company who shall sign such registration statement and any person who controls the Company within the meaning of the Act, with respect to any statement or omission from such registration statement, any preliminary prospectus or final prospectus contained therein, or any amendment or supplement thereto, if such statement or omission was made in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by such seller or underwriter specifically for use in the preparation of such registration statement, preliminary prospectus, final prospectus, amendment, or supplement.

     (c) Promptly after receipt by an indemnified party of notice of the commencement of any action involving a claim referred to in the preceding subdivisions of this Section 11.05, such indemnified party will, if a claim in respect thereof is to be made against an indemnifying party, give written notice to the latter of the commencement of such action, provided that the failure of any indemnified party to give notice as provided therein shall not relieve the indemnifying party of its obligations under the preceding subdivisions of this
Section 11.05. In case any such action is brought against an indemnified party, the indemnifying party will be entitled to participate in and to assume the defense thereof, jointly with any other indemnifying party similarly notified to the extent that it may wish, with counsel reasonably satisfactory to such indemnified party, and after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof the indemnifying party will not be liable to such indemnified party for any legal or other expenses subsequently incurred by the latter in connection with the defense thereof. No indemnifying party, in the defense of any such claim or litigation, shall, except with the consent of each indemnified party, consent to entry of any judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a release from all liability in respect to such claim or litigation.

                               ARTICLE XII

                   CONSOLIDATION, MERGER, AND CONVEYANCE

     Section 12.01. Continuation of Terms of Agreement. Nothing contained in this Agreement or in the accompanying Debenture shall prevent any consolidation or merger of the Company with or into any other corporation or association, or any conveyance of the business, assets, and properties of the Company as a whole or substantially as a whole, to any other corporation or other entity, provided that all terms and conditions of this Agreement, including payment, to be observed and performed by the Company shall be expressly assumed by the successor entity formed by or resulting from any such merger or to which any such conveyance shall have been made.

     Section 12.02. Rights of Successor. If the Company or any successor entity is consolidated or merged with or into, or shall make a conveyance to, any other corporation or other entity, as permitted and upon the terms provided in this
Article XII, the entity formed by or resulting from such consolidation or merger or to which such conveyance shall have been made shall succeed to and be substituted for the Company, with the same force and effect as if it had been named in, and had executed, this Agreement, and shall have and possess and may exercise, subject to the terms and conditions of this Agreement, each and every power, authority, and right herein reserved to or conferred upon the Company.

     Section 12.03. Construction. For every purpose of this Agreement, including the execution and issuance of the Debenture, the term"Corporation" includes and means (unless the context otherwise requires) not only the corporation that has executed this Agreement, but also any such successor entity in accordance with the provisions of this Article XII.

     Section 12.04. Merger or Sale. In the event of the merger or sale of the Company as described in Section 3.04 of this Agreement, the holders of the Debentures shall have the rights to cause the Debentures to be prepaid as set forth in such Section 3.04.


                                 ARTICLE XIII

                              SPECIAL COVENANTS

     So long as, but only so long as, the Debenture is held by the original Holder, WEDGE Energy Services, L.L.C. ("WEDGE") or by an affiliate of WEDGE, the Company shall be subject to the following special covenants:

     Section 13.01. Right of Participation The Company grants to Holder a right of participation to participate in any additional equity offerings which the Company may offer, as set forth in Sections 2.1, 2.2 and 2.3 of the Purchase Agreement.

     Section 13.02. Restriction on Payment of Cash Dividends and Interest. The Company agrees that so long as (i) the Debenture remains outstanding or (ii) Holder owns shares of preferred stock representing at least 10% of the shares of capital stock of the Company on a fully diluted basis utilizing the "treasury method" as described in Section 2.3 of the Purchase Agreement, it shall not pay any cash dividends or any interest accruals on any equity security or any debt security, excluding any Superior Indebtedness as defined in the Debenture, in existence as of the date hereof or created hereafter unless and until the Company's earnings before deduction of interest, taxes, depreciation and amortization ("EBITDA") for the six (6) months ended with the quarter for the last quarterly report which the Company is required to furnish to Holder under
Section 4.01 of the Debenture are more than 125% of the Company's obligations for all dividends and interest due and payable on all outstanding securities of the Company as of such time. The Company agrees that interest payments on the Debenture shall take priority in payment over any preferred stock dividends payable to current holders of Series C Preferred Stock

     Section 13.03. Prohibition Against Capital Expenditures. The Company agrees that so long as (i) the Debenture remains outstanding or (ii) Holder owns shares of preferred stock representing at least 10% of the shares of capital stock of the Company on a fully diluted basis utilizing the "treasury method" as described in Section 2.3 of the Purchase Agreement, the Company will not incur, or commit to incur, any capital expenditures of any kind or nature in excess of $50,000 without the approval of the Board of Directors of the Company, and, in addition, the Company agrees that, until the Company has expended the $2,500,000 in proceeds from the issuance of the Debenture, from the date hereof there shall be no capital expenditure in excess of $50,000 without the affirmative written consent of WEDGE or its affiliate who is then the Holder of the Debenture or any security convertible thereto.

                                 ARTICLE XIV

                                  AMENDMENTS

     Section 14.01. Without Consent of Holder. The Company may amend this Agreement and the Debenture without the consent of the Holder:

     (a)     To cure any ambiguity, defect, or inconsistency;

     (b) To comply with any consolidation or merger of the Company with or into any other corporation, or to comply with any conveyance of the business, assets, and properties of the Company as a whole or substantially as a whole, to any other corporation or other entity, provided that the corporation complies with the terms of Article XII hereof; and

     (c) To make any change that does not adversely affect the rights of the Holder.

     Section 14.02. With Consent of Holder. Subject to the terms of Section 14.01, the Company may amend this Agreement or the Debentures with respect to any matter with the written consent of the holders of at least 66 2/3 percent (66 2/3%) of the aggregate principal amount of the outstanding Debentures. However, without consent of each holder affected, an amendment under this section may not:

     (a) Reduce the rate of or change the time for payment of interest on any Debenture;

     (b) Reduce the principal of or change the fixed maturity of any Debenture;

     (c) Make any Debenture convertible into any securities other than as described in Section 8.01; or

     (d) Make any change in this Section 14.02.

     Section 14.03. Revocation and Effect of Consents. Until an amendment or waiver becomes effective, a consent to such amendment or waiver by a holder of a Debenture is a continuing consent by such holder and every subsequent holder of such Debenture, even if notation of the consent is not made on any Debenture. Any such holder or subsequent holder may, however, revoke the consent as to his Debenture if the Company receives the notice of revocation before the date the amendment or waiver becomes effective. An amendment or waiver becomes effective in accordance with its terms and thereafter binds every holder of a Debenture.

     Section 14.04. Notation on or Exchange of Debentures. The Company may place an appropriate notation concerning an amendment or waiver on any Debenture thereafter issued. The Company in exchange for all outstanding certificates may issue new certificates that reflect the amendment or waiver.


                                ARTICLE XV

                         MISCELLANEOUS PROVISIONS

     Section 15.01. Notices. Any notice or other communication required to be given pursuant to this Agreement must be in writing and may be given by registered or certified mail, and if given by registered or certified mail, shall be deemed to have been given and received when a registered or certified letter containing such notice, properly addressed with postage prepaid, is deposited in the United States mail; and if given otherwise than by registered or certified mail, it shall be deemed to have been given when delivered to and received by the party to whom addressed. Such notices shall be given to the parties hereto at the following addresses:

          If to the Company:

               TGC Industries, Inc.
               1304 Summit Avenue

               Suite 2
               Plano, TX  75074

                    With a Copy to:

               Vernon E. Rew, Jr.
               Law, Snakard & Gambill, P.C.
               3200 Bank One Tower
               500 Throckmorton
               Fort Worth, Texas  76102

          If to the Holder:

               WEDGE Energy Services, L.L.C.
               1415 Louisiana

               Suite 3000
               Houston, Texas 77002
               Attention: President

               with a copy to:

               WEDGE Group Incorporated
               1415 Louisiana

               Suite 3000
               Houston, Texas 77002
               Attention: General Counsel

               With a Copy to:

               Darryl M. Burman
               DiCecco, Fant & Burman, L.L.P.
               3D/International Tower
               1900 West Loop South, Suite 1100
               Houston, Texas 77027

     or addressed to either party at such other address as such party shall hereafter furnish to the other party in writing. The address for any purpose hereof may be changed at any time and shall be the most recent address furnished in writing to the other party.

     Section 15.02. Binding Agreement. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, executors, administrators, legal representatives, successors, and assigns, except as otherwise expressly provided herein.

     Section 15.03. Severability. If any one or more of the provisions contained in this Agreement should for any reason be held to be invalid, illegal, or unenforceable in any respect, such invalidity, illegality, or unenforceability shall not affect any other provision hereof, and this Agreement shall be construed as if such invalid, illegal, or unenforceable provision had never been contained herein.

     Section 15.04. No Third Parties. Except as otherwise expressly provided herein, nothing in this Agreement, expressed or implied, is intended or shall be construed to confer upon or give to any person, firm, or corporation other than the parties hereto and the holders from time to time of the accompanying Debenture any security, rights, remedies, or claims, legal or equitable, under or by reason of this Agreement, or under or by reason of any covenant, condition, or stipulation herein contained; and this Agreement and all the covenants, conditions, and provisions herein contained are and shall be held for the sole and exclusive benefit of the parties hereto and the holders from time to time of the accompanying Debenture.

     Section 15.05. Headings. The captions used in conjunction with this Agreement are for convenience only, and shall not be deemed a part of this Agreement or used to construe any provision hereof.

     Section 15.06. Survival of Representations, Warranties, and Covenants. The representations, warranties, and covenants of the parties shall survive the execution of this Agreement and the issuance of the Debenture and shall remain in full force and effect thereafter.

     Section 15.07. Entire Agreement. This Agreement and the accompanying Debenture constitute the sole and only agreements of the parties hereto and supersede any prior understandings or written or oral agreements between the parties respecting the subject matter within.

     Section   15.08.   Inclusion  of  Debenture.   Reference  is  made  to  the
accompanying Debenture. The provisions of such Debenture shall be deemed incorporated into this Agreement for all purposes as though fully set forth on the face hereof.

     Section 15.09. Immunities of Stockholders, Officers and Directors. No recourse shall be had for the payment of the principal of the accompanying Debenture or of the interest thereon, or for any claim based thereon or otherwise in respect thereof, or arising from this Agreement, against any past, present, or future stockholder, director, or officer of the Company, as such, whether by virtue of any constitution, statute, or rule of law, or by the enforcement of any assessment or penalty, all such liability being by the acceptance of the accompanying Debenture and as part of the consideration of the issuance thereof expressly waived and released by the Holder and by any subsequent owners of the Debenture.

     Section 15.10. Governing Law. This Agreement and the Debenture shall be governed by and construed in accordance with the laws of the State of Texas.

      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.

COMPANY:                                HOLDER:

TGC INDUSTRIES, INC.                    WEDGE ENERGY SERVICES, L.L.C.

By: ______________________________          By: ______________________________
   Name:__________________________             Name:__________________________
   Title:_________________________             Title:_________________________

                                EXHIBIT"A"

                           TGC INDUSTRIES, INC.

            8 1/2% Convertible Subordinated Debenture, Series B
                          Due December 1, 2009

No. 01                                                     December 10, 1999

$2,500,000

     TGC INDUSTRIES, INC., a Texas corporation (the"Company"), for value received, hereby promises to pay to the order of:

                       WEDGE ENERGY SERVICE, L.L.C.
                         or registered assigns

                      on the 1st day of December, 2009
                        the principal amount of

TWO MILLION FIVE HUNDRED THOUSAND DOLLARS ($2,500,000)

and to pay interest (computed on the basis of a 360-day year of twelve 30-day months) on the principal amount from time to time remaining unpaid hereon at the rate of eight and one-half (8 1/2%) per annum from the date hereof until maturity, and in accordance with the terms of that certain Debenture Agreement dated December 10, 1999, calculated and payable semi-annually on December 1 and June 1 in each year commencing with the first such date following the issuance of this Debenture, and at maturity. The Company agrees to pay interest on overdue principal (including any overdue required or optional prepayment of principal), and (to the extent legally enforceable) on any overdue installment of interest, at the rate of ten percent (10%) per annum after maturity, whether by acceleration or otherwise, until paid. Both the principal hereof and interest hereon are payable at the principal office of the Company in Plano, Texas, in coin or currency of the United States of America which at the time of payment shall be legal tender for the payment of public and private debts.

     This Debenture is issued under and pursuant to the terms and provisions of that certain Debenture Agreement dated December 10, 1999, entered into by the Company with the original holder therein referred to, and this Debenture and the holder hereof is entitled equally and ratably with the holders of all other Debentures, if any, outstanding under the Debenture Agreement to all the benefits provided for thereby or referred to therein, to which Debenture Agreement reference is hereby made for the statement thereof.

     This Debenture and the other Debentures, if any, outstanding under the Debenture Agreement may be declared due prior to their expressed maturity dates and voluntary prepayments may be made thereon by the Company all in the events, on the terms specified in the Debenture Agreement, and in the manner and amounts as provided in the Debenture Agreement.

     This Debenture and the indebtedness evidenced hereby, including the principal and interest, shall at all times remain junior and subordinate to any and all Superior Indebtedness as defined in the Debenture Agreement, all on the terms and to the extent more fully set forth in the Debenture Agreement.

     This Debenture is registered on the books of the Company and is transferable only by surrender thereof at the principal office of the Company duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder of this Debenture or its attorney duly authorized in writing. Payment of or on account of principal, premium, if any, and interest of this Debenture shall be made only to or upon the order in writing of the registered holder.

                                        TGC INDUSTRIES, INC.

                                        By:_____________________________
                                        Name: Wayne Whitener
                                        Title:    President

     THIS DEBENTURE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE"ACT") OR THE SECURITIES LAWS OF ANY STATE, AND HAS BEEN ISSUED PURSUANT TO EXEMPTIONS FROM SUCH REGISTRATION AND QUALIFICATION REQUIREMENTS. THIS DEBENTURE MAY NOT BE SOLD, TRANSFERRED, OR ASSIGNED WITHOUT THE PERMISSION OF THE ISSUER AND UNLESS THIS DEBENTURE SHALL HAVE BEEN DULY REGISTERED UNDER THE ACT AND REGISTERED OR QUALIFIED UNDER APPLICABLE STATE SECURITIES LAWS, OR, IN THE OPINION OF COUNSEL SATISFACTORY TO THE ISSUER, REGISTRATION AND QUALIFICATION OF THE DEBENTURE SHALL NOT BE REQUIRED. THIS DEBENTURE IS SUBJECT TO AND ITS TRANSFER IS RESTRICTED BY THE TERMS AND PROVISIONS OF THAT CERTAIN DEBENTURE AGREEMENT, DATED AS OF DECEMBER 10, 1999, EXECUTED BY AND BETWEEN THE COMPANY AND THE HOLDER OF THIS DEBENTURE, A COPY OF WHICH IS ON FILE IN THE OFFICES OF THE COMPANY.

                                 EXHIBIT "B"

                       Terms of Senior Preferred Stock

                                                                      12/10/99

                      STATEMENT OF RESOLUTION ESTABLISHING
                    8 1/2% SENIOR CONVERTIBLE PREFERRED STOCK OF

                               TGC INDUSTRIES, INC.

     Pursuant to the provisions of Article 2.13 of the Texas Business Corporation Act, TGC, Industries, Inc., a Texas corporation (the"Corporation" or the"Company"), has adopted the following resolution by all necessary action on the part of the Corporation at a special meeting of the Board of Directors on November 30, 1999, authorizing the creation and issuance of a series of preferred stock designated as 8 1/2% Senior Convertible Preferred Stock:

     RESOLVED, that pursuant to the authority vested in the Board of Directors of the Corporation by Article 4.b of the Corporation's Certificate of Restated Articles of Incorporation, as amended, a series of preferred stock of the Corporation be, and it is hereby, created out of the authorized but unissued shares of the capital stock of the Corporation, such series to be designated 8 1/2% Senior Convertible Preferred Stock (the"Preferred Stock"), to consist of 2,750,000 shares, of which the preferences and relative and other rights, and the qualifications, limitations or restrictions thereof, shall be (in addition to those set forth in the Corporation's Certificate of Incorporation, as amended) as follows:

     1. Certain Definitions. Unless the context otherwise requires, the terms defined in this paragraph 1 shall have, for all purposes of this resolution, the meanings herein specified.

     Common Stock. The term"Common Stock" shall mean all shares now or hereafter authorized of any class of Common Stock of the Corporation and any other stock of the Corporation, howsoever designated, authorized after the Issue Date, which has the right (subject always to prior rights of any class or series of preferred stock) to participate in the distribution of the assets and earnings of the Corporation without limit as to per share amount.

     Conversion Date. The term"Conversion Date" shall have the meaning set forth in subparagraph 3(e) below.

     Conversion Ratio. The term"Conversion Ratio" shall mean the ratio used to determine the number of shares of Common Stock deliverable upon conversion of the Preferred Stock, subject to adjustment in accordance with the provisions of paragraph 3 below.

     Issue Date. The term"Issue Date" shall mean the date that shares of Preferred Stock are first issued by the Corporation.

     Series C Preferred Stock. The term "Series C Preferred Stock" shall mean the Corporation's Series C 8% Convertible Exchangeable Preferred Stock.

     Subsidiary. The term"Subsidiary" shall mean any corporation of which shares of stock possessing at least a majority of the general voting power in electing the board of directors are, at the times as of which any determination is being made, owned by the Corporation, whether directly or indirectly through one or more Subsidiaries.

     2. Dividends. The Preferred Stock shall be senior in rights to dividends to all classes and series of stock of the Corporation, including without limitation the Corporation's Series C Preferred Stock. In addition, the Preferred Stock shall have the following dividend rights:

     (a) Declaration of Dividends. The holders of shares of Preferred Stock shall be entitled to receive cumulative cash dividends, when and as declared by the Board of Directors out of funds legally available therefor, at a rate of eight and one-half percent (8 1/2%) per annum and no more ($0.09775 per share per annum based on the per share liquidation value of $1.15), before any dividend or distribution in cash or other property (other than dividends payable in stock ranking junior to the Preferred Stock as to dividends and upon liquidation, dissolution or winding-up) on any class or series of stock of the Corporation ranking junior to the Preferred Stock as to dividends or on liquidation, dissolution or winding-up shall be declared or paid or set apart for payment.

          (b) Payment of Dividends. Dividends on the Preferred Stock shall be payable, when and as declared by the Board of Directors on December 1 and June 1 of each year, commencing June 1, 2000 (each such date being hereinafter individually a"Dividend Payment Date" and collectively the"Dividend Payment Dates"), except that if such date is a Saturday, Sunday or legal holiday then such dividend shall be payable on the first immediately preceding calendar day which is not a Saturday, Sunday or legal holiday, to holders of record as they appear on the books of the Corporation on such respective dates, not exceeding sixty days preceding such Dividend Payment Date, as may be determined by the Board of Directors in advance of the payment of each particular dividend. Dividends in arrears may be declared and paid at any time, without reference to any regular Dividend Payment Date, to holders of record on such date as may be fixed by the Board of Directors of the Corporation. Dividends declared and paid in arrears shall be applied first to the earliest dividend period or periods for which any dividends remain outstanding. The amount of dividends payable per share of this Series for each dividend period shall be computed by dividing the annual rate of eight and one-half percent (8 1/2%) by two (2). Dividends payable on this Series for the initial period and for any period less than a full semi-annual period shall be computed on the basis of a 360-day year of twelve 30-day months. Dividends shall be payable in cash, provided that for each dividend declared and payable through December 1, 2000, the dividend payment shall be by payment in kind securities by issuance of additional shares of Preferred Stock with a liquidation value equal to the amount of the cash dividend payment which would have been paid ("PIK Dividend"). For each dividend payment due and payable after December 1, 2000, payment shall be by cash or by PIK Dividend at the election of the holders by written notice to the Corporation, provided that the Corporation shall only pay a PIK Dividend and not a cash dividend in the event the Corporation's earnings before deduction of interest, taxes, depreciation and amortization (EBITDA) for the six (6) months ended with the previous quarter (for the December 1 payment: the six (6) months ended September 30; and for the June 1 payment: the six (6) months ended March
31) are less than one hundred twenty-five percent (125%) of the Corporation's obligation for such dividend payment and for all other dividends and interest due and payable on all other outstanding securities of the Corporation as of such time.

     (c) Dividends Cumulative. Preferred Stock shall be cumulative and accrue from and after the date of original issuance thereof, whether or not declared by the Board of Directors. Accrued dividends shall not bear interest.

     (d) Dividend Restriction. No cash dividend may be declared on any other class or series of stock ranking on a parity with the Preferred Stock as to dividends in respect of any dividend period unless there shall also be or have been declared on the Preferred Stock like dividends for all periods coinciding with or ending before such semi-annual period, ratably in proportion to the respective annual dividend rates fixed therefor and the total dividend obligation with respect thereto.

     3. Conversion Rights. The Preferred Stock shall be convertible into Shares of Common Stock as follows:

     (a) Conversion Right. The holder of any shares of Preferred Stock shall have the right, at such holder's option, at any time to convert any of such shares of Preferred Stock into fully paid and nonassessable shares of Common Stock at the Conversion Ratio provided for in subparagraph 3(d) below by surrendering shares of Preferred Stock for conversion in accordance with subparagraph 3(e) below.

     (b) Continuance of Conversion Right. The Conversion Right set forth above will continue so long as such Preferred Stock is outstanding with respect to any stock not redeemed in accordance with the terms of paragraph 7.

     (c) Surrender of Shares on Exercise of Conversion Right. In the event that any holder of shares of Preferred Stock surrenders such shares for conversion, such holder will be issued the number of shares of Common Stock to which such holder is entitled pursuant to the provisions of subparagraph 3(d) in the manner provided for in subparagraph 3(e). The shares of Preferred Stock deemed to have been surrendered will have the status described in paragraph 11 below.

     (d) Conversion Ratio. Each share of Preferred Stock may, at the discretion of the holder thereof, be converted into shares of Common Stock of the Corporation at the conversion ratio of one (1) share of Common Stock for each share of Preferred Stock, as such conversion ratio may be adjusted and readjusted from time to time in accordance with subparagraph 3(g) hereof (such conversion ratio, as adjusted and readjusted and in effect at any time, being herein called the"Conversion Ratio"). The Conversion Ratio referred to above will be subject to adjustment as set forth in subparagraph 3(g).

          (e) Mechanics of Conversion. The holder of any shares of Preferred Stock may exercise the conversion right specified in subparagraph 3(a) by surrendering to the Corporation or any transfer agent of the Corporation the certificate or certificates for the shares to be converted, accompanied by written notice specifying the number of shares to be converted. Conversion shall be deemed to have been effected upon receipt of the certificate or certificates for the shares to be converted accompanied by written notice of election to convert specifying the number of shares to be converted. The date of such receipt is referred to herein as the"Conversion Date." As promptly as practicable thereafter (and after surrender of the certificate or certificates representing shares of Preferred Stock to the Corporation or any transfer agent of the Corporation) the Corporation shall issue and deliver to or upon the written order of such holder a certificate or certificates for the number of full shares of Common Stock to which such holder is entitled and a check or cash with respect to any fractional interest in a share of Common Stock as provided in subparagraph 3(f). The person in whose name the certificate or certificates for Common Stock are to be issued shall be deemed to have become a holder of record of such Common Stock on the applicable Conversion Date. Upon conversion of only a portion of the number of shares covered by a certificate representing shares of Preferred Stock surrendered for conversion, the Corporation shall issue and deliver to or upon the written order of the holder of the certificate so surrendered for conversion, at the expense of the Corporation, a new certificate covering the number of shares of Preferred Stock representing the unconverted portion of the certificate so surrendered.

     (f) Fractional Shares. No fractional Shares or scrip shall be issued upon conversion of shares of Preferred Stock. If more than one share of Preferred Stock shall be surrendered for conversion at any one time by the same holder, the number of shares of Common Stock issuable upon conversion thereof shall be computed on the basis of the aggregate number of shares of Preferred Stock so surrendered. Instead of any fractional shares which would otherwise be issuable upon conversion of any shares of Preferred Stock, the Corporation shall pay a cash adjustment in respect of such fractional interest in an amount equal to that fractional interest of the then current market price.

          (g) Conversion Ratio Adjustments. The Conversion Ratio shall be subject to adjustment from time to time as follows:

     (i) Stock Dividends, Subdivisions, Reclassifications or Combinations. If the Corporation shall (x) declare a dividend or make a distribution on its Common Stock in shares of its Common Stock, (y) subdivide or reclassify the outstanding shares of Common Stock into a greater number of shares, or (z) combine or reclassify the outstanding Common Stock into a smaller number of shares, the Conversion Ratio in effect at the time of the record date for such dividend or distribution or the effective date of such subdivision, combination or reclassification shall be proportionately adjusted so that the holder of any shares of Preferred Stock surrendered for conversion after such date shall be entitled to receive the number of shares of Common Stock which he would have owned or been entitled to receive had such Preferred Stock been converted immediately prior to such date. Successive adjustments in the Conversion Ratio shall be made whenever any event specified above shall occur.

               (ii) Other Distributions. In case the Corporation shall fix a record date for the making of a distribution to all holders of shares of its Common Stock (w) of shares of any class other than its Common Stock or (x) of evidence of indebtedness of the Corporation or any Subsidiary or (y) of assets (excluding cash dividends or distributions, and dividends or distributions referred to in subparagraph 3(g)(i) above), or (z) of rights or warrants, in each such case the Conversion Ratio in effect immediately prior thereto shall be immediately thereafter proportionately adjusted for such distribution so that the holder of Preferred Stock would be entitled to receive the fair market value (as determined by the Board of Directors, whose determination in good faith shall be conclusive) of what he would have been entitled to receive had such Preferred Stock been converted prior to such distribution. Such adjustment shall be made successively whenever such a record date is fixed. In the event that such distribution is not so made, the Conversion Ratio then in effect shall be readjusted, effective as of the date when the Board of Directors determines not to distribute such shares, evidences of indebtedness, assets, rights or warrants, as the case may be, to the Conversion Ratio which would then be in effect if such record date had not been fixed.

               (iii) Consolidation, Merger, Sale, Lease or Conveyance. In case of any consolidation with or merger of the Corporation with or into another corporation or entity, or in case of any sale, lease or conveyance to another corporation or entity of the assets of the Corporation as an entirety or substantially as an entirety, each share of Preferred Stock shall after the date of such consolidation, merger, sale, lease or conveyance be convertible into the number of shares of stock or other securities or property (including cash) to which the shares of Common Stock issuable (at the time of such consolidation, merger, sale, lease or conveyance) upon conversion of such share of Preferred Stock would have been entitled upon such consolidation, merger, sale, lease or conveyance; and in any such case, if necessary, the provisions set forth herein with respect to the rights and interests thereafter of the holders of the shares of Preferred Stock shall be appropriately adjusted so as to be applicable, as nearly as may reasonably be, to any shares of stock or other securities or property thereafter deliverable on the conversion of the shares of Preferred Stock.

     (h) Statement Regarding Adjustments. Whenever the Conversion Ratio shall be adjusted as provided in subparagraph 3(g), the Corporation shall forthwith file, at the office of any transfer agent for the Preferred Stock and at the principal office of the Corporation, a statement showing in detail the facts requiring such adjustment and the Conversion Ratio that shall be in effect after such adjustment, and the Corporation shall also cause a copy of such statement to be sent by mail, first class postage prepaid, to each holder of shares of Preferred Stock at its address appearing on the Corporation's records. Where appropriate, such copy may be given in advance and may be included as part of a notice required to be mailed under the provisions of subparagraph 3(i).

          (i) Notice to Holders. In the event the Corporation shall propose to take any action of the type described in clause (i), (ii) or (iii) of subparagraph 3(g), the Corporation shall give notice to each holder of shares of Preferred Stock, in the manner set forth in subparagraph 3(h), which notice shall specify the record date, if any, with respect to any such action and the approximate date on which such action is to take place. Such notice shall also set forth such facts with respect thereto as shall be reasonably necessary to indicate the effect of such action (to the extent such effect may be known at the date of such notice) on the Conversion Ratio and the number, kind or class of shares which shall be deliverable upon conversion of shares of Preferred Stock. In the case of any action which would require the fixing of a record date, such notice shall be given at least 10 days prior to the date so fixed, and in case of all other action, such notice shall be given at least 15 days prior to the taking of such proposed action. Failure to give such notice, or any defect therein, shall not affect the legality or validity of any such action.

     (j) Treasury Stock. For the purposes of this paragraph 3, the sale or other disposition of any Common Stock theretofore held in the Corporation's treasury shall be deemed to be an issuance thereof.

     (k) Costs. The Corporation shall pay all documentary, stamp, transfer or other transactional taxes attributable to the issuance or delivery of shares of Common Stock upon conversion of any shares of Preferred Stock; provided that the Corporation shall not be required to pay any taxes which may be payable in respect of any transfer involved in the issuance or delivery of any certificate for such shares in a name other than that of the holder of the shares of Preferred Stock in respect of which such shares are being issued.

     (l) Reservation of Shares. The Corporation shall reserve at all times so long as any shares of Preferred Stock remain outstanding, free from preemptive rights, out of its treasury stock (if applicable) or its authorized but unissued shares of Common Stock, or both, solely for the purpose of effecting the conversion of the shares of Preferred Stock, sufficient shares of Common Stock to provide for the conversion of all outstanding shares of Preferred Stock.

     (m) Approvals. If any shares of Common Stock to be reserved for the purpose of conversion of shares of Preferred Stock require registration with or approval of any governmental authority under any Federal or state law before such shares may be validly issued or delivered, then the Corporation will in good faith and as expeditiously as possible endeavor to secure such registration or approval, as the case may be. If, and so long as, any shares of Common Stock into which the shares of Preferred Stock are then convertible are listed on any national securities exchange, the Corporation will, if permitted by the rules of such exchange, list and keep listed on such exchange, upon official notice of issuance, all such shares issuable upon conversion.

     (n) Valid Issuance. All shares of Common Stock which may be issued upon conversion of the shares of Preferred Stock will upon issuance by the Corporation be duly and validly issued, fully paid and nonassessable and free from all taxes, liens and charges with respect to the issuance thereof, and the Corporation shall take no action which will cause a contrary result.

     4. Voting Rights. The holders of the shares of the Preferred Stock will be entitled to one vote per share of Preferred Stock held by them to vote upon all matters which the holders of shares of the Company's Common Stock shall have the right to vote. In all cases, as a matter of law, where the holders of shares of Preferred Stock shall have the right to vote separately as a class, such holders will also be entitled to one vote per share of Preferred Stock held by them.

     The affirmative vote or consent of the holders of at least two-thirds of the outstanding shares of the Preferred Stock, voting as a class, will be required to (i) authorize, create or issue, or increase the authorized or issued amount of, shares of any class or series of stock ranking senior to the Preferred Stock, either as to dividends or upon liquidation, or (ii) amend, alter or repeal (whether by merger, consolidation or otherwise) any provisions of the Company's Articles of Incorporation or of the Statement of Resolution establishing this series of Preferred Stock so as to materially and adversely affect the preferences, special rights or powers of the Preferred Stock; provided, however, that any increase in the authorized preferred stock or the creation and issuance of any other series of preferred stock ranking on a parity with or junior to the Preferred Stock shall not be deemed to materially and adversely affect such preferences, special rights or powers.

     5. Liquidation Rights. Upon the dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, the holders of the shares of this series of Preferred Stock shall be entitled to receive, before any payment or distribution of the assets of the Corporation or proceeds thereof (whether capital or surplus) shall be made to or set apart for the holders of the Common Stock or any other class or series of stock ranking junior to the shares of this series of Preferred Stock upon liquidation, including without limitation the Series C Preferred Stock, the amount of One Dollar and Fifteen Cents ($1.15) per share, plus a sum equal to all dividends on such shares (whether or not earned or declared) accrued and unpaid thereon to the date of final distribution, but such holders shall not be entitled to any further payment. If, upon any liquidation, dissolution or winding-up of the Corporation, the assets of the Corporation, or proceeds thereof, distributable among the holders of shares of the Preferred Stock and any other class or series of preferred stock ranking on a parity with the Preferred Stock as to payments upon liquidation, dissolution or winding-up shall be insufficient to pay in full the preferential amount foresaid, then such assets or the proceeds thereof shall be distributed among such holders ratably in accordance with the respective amounts which would be payable on such shares if all amounts payable thereon were paid in full. For the purposes of this paragraph 5, the voluntary sale, conveyance, lease, exchange or transfer (for cash, shares of stock, securities or other consideration) of all or substantially all the property or assets of the Corporation to, or a consolidation or merger of the Corporation with, one or more corporations (whether or not the Corporation is the corporation surviving such consolidation or merger) shall not be deemed to be a liquidation, dissolution or winding-up, voluntary or involuntary.

     6.     Registration Rights.

     (a) Registration on Request. Upon the written request of any holder or holders of at least fifty-one percent (51%) in the aggregate number of shares of the Preferred Stock and/or shares of Common Stock ("Shares") issued upon conversion of such Preferred Stock (provided that in computing such 51% amount the number of shares of Preferred Stock and Common Stock shall be weighted proportionately taking into account the Conversion Ratio with respect to which such shares of Common Stock were issued upon conversion), which request shall state the intended method of disposition by such holder or holders and shall request that the Company effect the registration of all or part of such Shares, or the Shares issuable upon the conversion of such Preferred Stock, or both, under the Securities Act of 1933, as amended (the"Act"), the Company will promptly give written notice of such requested registration to all holders of outstanding Preferred Stock and Shares, and thereupon will use its best efforts to effect the registration under the Act of:

     (i) the Shares which the Company has been so requested to register, for disposition in accordance with the intended method of disposition stated in such request, and

     (ii) all other outstanding Shares, or Shares issuable upon the conversion of Preferred Stock, the holders of which shall have made written request (stating the intended method of disposition of such securities by such holders) to the Company for registration thereof within thirty (30) days after the receipt of such written notice from the Company, all to the extent requisite to permit the disposition (in accordance with the intended methods thereof as aforesaid) by the holders of the Shares so registered and to maintain such registration in effect for a period of twenty-four (24) months from the effective date of such registration statement; provided, that the Company shall not be required to register or use its best efforts to effect any registration of Shares under the Act pursuant to this paragraph 6(a) more than once. In the event that, as a result of such registration, another person with incidental registration rights granted by the company requests that the Company include securities of such person in such registration, such request will not result in a reduction in the number of securities of the holder or holders of the Preferred Stock and/or Shares to be included in such registration.

     The Company shall have no obligation to register or use its best efforts to effect any registration of Shares under the Act pursuant to this paragraph 6 which would be in conflict with the obligations of any holder or holders of Preferred Stock and/or Shares under any confidentiality agreement between such holder or holders and the Company entered into in connection with the offering of the Preferred Stock to such holder or holders.

          (b) Incidental Registration. If the Company at any time proposes to register any of its securities under the Act (otherwise than pursuant to paragraph 6(a) and other than a registration on Form S-8, or the form, if any, which supplants such Form), it will at such time give written notice to all holders of outstanding Preferred Stock and Shares of its intention to do so and, upon the written request of any such holder made within thirty (30) days after the receipt of any such notice (which request shall specify the Shares intended to be disposed of by such holder and state the intended method of disposition thereof), the Company will use its best efforts to cause all such outstanding Shares, or Shares issuable upon the conversion of Preferred Stock, the holders of which shall have so requested the registration thereof, to be registered under the Act to the extent requisite to permit the disposition (in accordance with the intended methods thereof as aforesaid) of the Shares so registered; provided that, if in the good faith judgment of the managing underwriter or underwriters of a then proposed public offering of the Company's securities, such registration of such Shares would materially and adversely affect such public offering, then in such event the number of Shares and other securities to be registered by the Company shall each be proportionally reduced to such number as shall be acceptable to the managing underwriter, subject to Section 6(a) above.

     (c) Registration Procedures. If and whenever the Company is required to use its best efforts to effect or cause the registration of any Shares under the Act as provided in this paragraph 6, the Company will, as expeditiously as possible:

     (i)  prepare  and  file  with  the  Securities   and  Exchange   Commission
(the"Commission") a registration statement with respect to such Shares and use its best efforts to cause such registration statement to become effective;

     (ii) prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective for such period not exceeding twenty-four (24) months from the effective date of such registration statement as may be necessary to comply with the provisions of the Act with respect to the disposition of all Shares covered by such registration statement during such period in accordance with the intended methods of disposition by the seller or sellers thereof set forth in such registration statement;

     (iii) furnish to each seller of such Shares such number of copies of such registration statement and of each such amendment and supplement thereto (in each case including all exhibits), such number of copies of the prospectus included in such registration statement (including each preliminary prospectus and, if any seller shall so request, a summary prospectus), in conformity with the requirements of the Act, and such other documents, as such seller may reasonably request in order to facilitate the disposition of the Shares owned by such seller;

     (iv) use its best efforts to register or qualify such Shares covered by such registration statement under such other securities or blue sky laws of such jurisdictions as each seller shall reasonably request and as agreed to by the Corporation, and do any and all other acts and things which may be reasonably necessary or advisable to enable such seller to consummate the disposition in such jurisdictions of the Shares owned by such seller; and

               (v) notify each seller of any such Shares covered by such registration statement, at any time when a prospectus relating thereto is required to be delivered under the Act within the period mentioned in subdivision (b) of this paragraph 6(c), of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing, and at the request of any such seller prepare and furnish to such seller a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such Shares, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing.

     (d) Registration Expenses. All expenses incident to the Company's performance of or compliance with this paragraph 6, including, without limitation, all registration and filing fees, fees and expenses of complying with securities or blue sky laws, printing expenses and fees and disbursements of counsel for the Company and of independent pubic accountants, but excluding underwriting commissions and discounts, the fees of any counsel engaged by the holder or holders, and any filing fees associated with shares of Preferred Stock, but not Common Stock, being listed with a national securities exchange or quoted on the NASDAQ National Market System or Small Cap Market, shall be borne by the Company.

          (e)     Indemnification.

               (i) In the event of any registration of any Shares under the Act pursuant to this paragraph 6, the Company will, to the extent permitted by law, indemnify and hold harmless the seller of such Shares and each underwriter of such securities and each other person, if any, who controls such seller or underwriter within the meaning of the Act, against any losses, claims, damages, or liabilities, joint or several, to which such seller or underwriter or controlling person may become subject, under the Act or otherwise, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of or are based upon (x) any untrue statement or alleged untrue statement of any material fact contained, on the effective date thereof, in any registration statement under which such securities were registered under the Act, any preliminary prospectus or final prospectus contained therein, or any amendment or supplement thereto, or (y) any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading; and the Company will reimburse such seller and each such underwriter and each such controlling person for any legal or any other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, damage, liability, or action, provided that the Company shall not be liable in any such case to the extent that any such loss, claim, damage, or liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in such registration statement, any such preliminary prospectus, final prospectus, amendment or supplement in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by such seller or underwriter specifically for use in the preparation thereof.

     (ii) The Company may require, as a condition to including any Shares in any registration statement filed pursuant to paragraph 6(c), that the Company shall have received an undertaking satisfactory to it from the prospective seller of such Shares and from each underwriter of such Shares, to indemnify and hold harmless (in the same manner and to the same extent as set forth in paragraph 6(e)(i)) the Company, each director of the Company, each officer of the Company who shall sign such registration statement and any person who controls the Company within the meaning of the Act, with respect to any statement or omission from such registration statement, any preliminary prospectus or final prospectus contained therein, or any amendment or supplement thereto, if such statement or omission was made in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by such seller or underwriter specifically for use in the preparation of such registration statement, preliminary prospectus, final prospectus, amendment, or supplement.

               (iii) Promptly after receipt by an indemnified party of notice of the commencement of any action involving a claim referred to in the preceding subparagraphs of this paragraph 6(e), such indemnified party will, if a claim in respect thereof is to be made against an indemnifying party, give written notice to the latter of the commencement of such action, provided that the failure of any indemnified party to give notice as provided therein shall not relieve the indemnifying party of its obligations under the preceding subdivisions of this paragraph 6(e). In case any such action is brought against an indemnified party, the indemnifying party will be entitled to participate in and to assume the defense thereof, jointly with any other indemnifying party similarly notified to the extent that it may wish, with counsel reasonably satisfactory to such indemnified party, and after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof the indemnifying party will not be liable to such indemnified party for any legal or other expenses subsequently incurred by the latter in connection with the defense thereof. No indemnifying party, in the defense of any such claim or litigation, shall, except with the consent of each indemnified party, consent to entry of any judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a release from all liability in respect to such claim or litigation.

     7.     Redemption Rights.

          (a) Company's Redemption Option. Except for any redemption which the Company would be prohibited from effecting under applicable law, and provided the shares of Preferred Stock of a holder have not earlier been converted in accordance with the provisions hereof, the shares of Preferred Stock may be redeemed by the Company, in whole or in part, at the option of the Company upon written notice by the Company to the holders of Preferred Stock at any time after December 1, 2001, in the event that the Preferred Stock of one or more holders has not been converted pursuant to the terms hereof on or before such date. The Company shall redeem each share of Preferred Stock of such holders within thirty (30) days of the Company's delivery of the above notice to such holders and such holders shall surrender the certificate(s) representing such shares of Preferred Stock. For any partial redemptions the Company shall redeem shares in proportion to the number of shares held by each holder. The redemption amount shall be One Dollar and Seventy-five Cents ($1.75) per share, plus in each case accrued and unpaid dividends thereon to the date of payment of such amount (the total sum so payable on any such redemption being herein referred to as the"redemption price").

     (b) Redemption Notice. Notice of any redemption pursuant to this paragraph 7 shall be mailed to the party or parties required to receive such notice at the principal office or residence address for such party or parties. Each such notice shall state: (1) the election of the redemption option and the facts which give rise to such option; and (2) the number of shares of Preferred Stock which are being elected to be redeemed. From and after the date of the Company's payment of the redemption price to such holder or holders in accordance with such redemption notice (the"redemption date"), notwithstanding that any certificates for such shares shall not have been surrendered for cancellation, the shares represented thereby shall no longer be deemed outstanding, the rights to receive dividends and distributions shall cease to accrue from and after the redemption date, and all rights of such holder or holders of the shares of Preferred Stock as a stockholder of the Corporation with respect to such shares, shall cease and terminate.

     8. Special rights. So long as, but only so long as, the shares of Preferred Stock are held by WEDGE Energy Services, L.L.C., a Delaware limited liability company ("WEDGE"), or by an affiliate of WEDGE (collectively "Holder"), the shares of Preferred Stock shall have the following special rights:

          (a)     Right of Participation.

     (i) Grant of Right of Participation. The Company hereby grants the Holder a right of participation to participate in any additional equity offerings which the Company may offer, up to the Holder Percentage (as defined below), on the following terms and conditions. In the event that the Company has received a bona fide offer (which the Company desires to accept) with respect to the issuance of any equity securities (including, without limitation, any common or preferred stock, any options (excluding the Company's 1993 Stock Option Plan or any future employee stock option plan approved by the Company's shareholders), warrants, rights, unsecured convertible notes, convertible debentures, or other convertible securities), the Company shall immediately give written notice thereof (the "Notice") to the Holder of the Preferred Stock. The Notice shall state the name of the party proposing to provide the offering and all the pertinent terms and conditions of such offering. This right shall expire upon the later to occur of the following: (a) the conversion by the Holder of the Preferred Stock into Common Stock, or (b) the tenth anniversary of the date of the filing of this Statement.

               (ii) Procedure. The Holder shall have fourteen (14) days from the date the Notice was given to indicate to the Company, in writing, that the Holder undertakes to participate in the offering under the terms and conditions set forth in the Notice. If the Holder undertakes to participate in such offering, then the Company shall be obligated to accept such participation up to the Holder Percentage upon the terms and conditions set forth in the Notice and the parties shall use their best efforts to enter into a definitive agreement relating to such offering. In the event that the Holder declines to participate in such offering, the Company shall have the right to accept such offering from the third party without participation by the Holder provided that it does so upon the terms and conditions set forth in the Notice. In the event that such offering is not consummated within sixty (60) days after the date the Notice was given, the Company shall not consummate such offering without again complying with this subparagraph 8(a)(ii).

               (iii) Holder Percentage. For purposes hereof, the term "Holder Percentage" shall mean that percentage calculated, on a fully diluted basis, as if the Holder had (a) converted the Preferred Stock into Common Stock, which number shall constitute the numerator, and (b) divided by the denominator, which shall be equal to the total number of shares of Common Stock issued and outstanding as of such date, plus (i) that number of shares of Common Stock issuable upon the conversion of all convertible securities of the Company, including, without limitation, the Preferred Stock, and (ii) that number of shares of Common Stock issuable upon the exercise of all options and warrants utilizing the "treasury method" as of such date. Under the treasury method, only shares issuable upon the exercise of "in the money" options and warrants are considered in the calculation and the net dilution is that number of shares issuable upon such exercise net of that number of shares which could have been purchased with the proceeds from the exercise of the options and warrants at the then market price. For example, assuming 100,000 options are outstanding at a strike price of $1.00 per share and that the market price of the Common Stock is $2.50 per share, under the treasury method, the proceeds from the exercise of the options would equal $100,000 and such proceeds would purchase 40,000 shares of Common Stock at the market price of $2.50 per share. The net dilution is 60,000 shares, which number of shares is utilized in the calculation of the Holder Percentage under the above formula.

          (b) Restriction on Payment of Cash Dividends and Interest. The Company agrees that so long as the Holder owns shares of Preferred Stock representing at least ten percent (10%) of the shares of capital stock of the Company on a fully diluted basis utilizing the "treasury method" as described in subparagraph 8(a)(iii) above, it shall not pay any cash dividends or any interest accruals on any equity security or any debt security (excluding any Superior Indebtedness as defined in that certain Debenture Agreement dated December 10, 1999, between the Company and WEDGE (the "Debenture Agreement") on file at the Company's principal office), in existence as of the date hereof or created hereafter unless and until the Company's earnings before deduction of interest, taxes, depreciation and amortization ("EBITDA") for the six (6) months ended with the quarter for the last quarterly report which the Company is required to furnish to WEDGE under Section 4.01 of the Debenture Agreement are more than 125% of the Company's obligations for all dividends and interest due and payable on all outstanding securities of the Company as of such time.

     (c) Prohibition Against Capital Expenditures. The Company agrees that so long as Holder owns shares of Preferred Stock representing at least ten percent (10%) of the shares of capital stock of the Company on a fully diluted basis utilizing the "treasury method" as described in subparagraph 8(a)(iii) above, the Company will not incur, or commit to incur, any capital expenditures of any kind or nature in excess of $50,000 without the approval by the Board of Directors of the Company, and, in addition, the Company agrees that, until the Company has expended the $2,500,000 in proceeds from the issuance of the Debenture, from the date hereof there shall be no capital expenditure in excess of $50,000 without the affirmative written consent of WEDGE or its affiliate.

     9. Exclusion of Other Rights. Except as may otherwise be required by law, the shares of Preferred Stock shall not have any preferences or relative, participating, optional or other special rights, other than those specifically set forth in this resolution (as such resolution may be amended from time to time) and in the Corporation's Certificate of Incorporation. The shares of Preferred Stock shall have no preemptive or subscription rights.

     10. Severability of Provisions. If any right, preference or limitation of the Preferred Stock set forth in this resolution (as such resolution may be amended from time to time) is invalid, unlawful or incapable of being enforced by reason of any rule or law or public policy, all other rights, preferences and limitations set forth in this resolution (as so amended) which can be given effect without the invalid, unlawful or unenforceable right, preference or limitation herein set forth shall be deemed enforceable and not dependent upon any other such right, preference or limitation unless so expressed herein.

     11. Status of Reacquired Shares. Shares of Preferred Stock which have been issued and reacquired in any manner shall (upon compliance with any applicable provisions of the laws of the State of Texas) have the status of authorized and unissued shares of Preferred Stock issuable in series undesignated as to series and may be redesignated and reissued.

                                  [END]

                                     EXHIBIT "C"

                          Terms of Series D Preferred Stock

                                                                      12/10/99

                       STATEMENT OF RESOLUTION ESTABLISHING
                     SERIES D 8% CONVERTIBLE PREFERRED STOCK OF

                                TGC INDUSTRIES, INC.

     Pursuant to the provisions of Article 2.13 of the Texas Business Corporation Act, TGC, Industries, Inc., a Texas corporation (the"Corporation" or the"Company"), has adopted the following resolution by all necessary action on the part of the Corporation at a special meeting of the Board of Directors on November 30, 1999, authorizing the creation and issuance of a series of preferred stock designated as Series D 8% Convertible Preferred Stock:

     RESOLVED, that pursuant to the authority vested in the Board of Directors of the Corporation by Article 4.b of the Corporation's Certificate of Restated Articles of Incorporation, as amended, a series of preferred stock of the Corporation be, and it is hereby, created out of the authorized but unissued shares of the capital stock of the Corporation, such series to be designated Series D 8% Convertible Preferred Stock (the"Preferred Stock"), to consist of 2,750,000 shares, of which the preferences and relative and other rights, and the qualifications, limitations or restrictions thereof, shall be (in addition to those set forth in the Corporation's Certificate of Incorporation, as amended) as follows:

     1. Certain Definitions. Unless the context otherwise requires, the terms defined in this paragraph 1 shall have, for all purposes of this resolution, the meanings herein specified.

     Common Stock. The term"Common Stock" shall mean all shares now or hereafter authorized of any class of Common Stock of the Corporation and any other stock of the Corporation, howsoever designated, authorized after the Issue Date, which has the right (subject always to prior rights of any class or series of preferred stock) to participate in the distribution of the assets and earnings of the Corporation without limit as to per share amount.

     Conversion Date. The term"Conversion Date" shall have the meaning set forth in subparagraph 3(e) below.

     Conversion Ratio. The term"Conversion Ratio" shall mean the ratio used to determine the number of shares of Common Stock deliverable upon conversion of the Preferred Stock, subject to adjustment in accordance with the provisions of paragraph 3 below.

     Issue Date. The term"Issue Date" shall mean the date that shares of Preferred Stock are first issued by the Corporation.

     Series C Preferred Stock. The term "Series C Preferred Stock" shall mean the Corporation's Series C 8% Convertible Exchangeable Preferred Stock.

     Subsidiary. The term"Subsidiary" shall mean any corporation of which shares of stock possessing at least a majority of the general voting power in electing the board of directors are, at the times as of which any determination is being made, owned by the Corporation, whether directly or indirectly through one or more Subsidiaries.

     2. Dividends. The Preferred Stock shall have the following dividend rights which rights are pari passu with the rights of any outstanding shares of the Company's Series C 8% Convertible Exchangeable Preferred Stock.

     (a) Declaration of Dividends. The holders of shares of Preferred Stock shall be entitled to receive cumulative cash dividends, when and as declared by the Board of Directors out of funds legally available therefor, at a rate of eight (8%) per annum and no more ($0.092 per share per annum based on the per share liquidation value of $1.15), before any dividend or distribution in cash or other property (other than dividends payable in stock ranking junior to the Preferred Stock as to dividends and upon liquidation, dissolution or winding-up) on any class or series of stock of the Corporation ranking junior to the Preferred Stock as to dividends or on liquidation, dissolution or winding-up shall be declared or paid or set apart for payment.

     (b) Payment of Dividends. Dividends on the Preferred Stock shall be payable, when and as declared by the Board of Directors on December 1 and June 1 of each year, commencing June 1, 2000 (each such date being hereinafter individually a"Dividend Payment Date" and collectively the"Dividend Payment Dates"), except that if such date is a Saturday, Sunday or legal holiday then such dividend shall be payable on the first immediately preceding calendar day which is not a Saturday, Sunday or legal holiday, to holders of record as they appear on the books of the Corporation on such respective dates, not exceeding sixty days preceding such Dividend Payment Date, as may be determined by the Board of Directors in advance of the payment of each particular dividend. Dividends in arrears may be declared and paid at any time, without reference to any regular Dividend Payment Date, to holders of record on such date as may be fixed by the Board of Directors of the Corporation. Dividends declared and paid in arrears shall be applied first to the earliest dividend period or periods for which any dividends remain outstanding. The amount of dividends payable per share of this Series for each dividend period shall be computed by dividing the annual rate of eight percent (8%) by two (2). Dividends payable on this Series for the initial period and for any period less than a full semi-annual period shall be computed on the basis of a 360-day year of twelve 30-day months. Dividends shall be payable in cash, provided that for each dividend declared and payable through December 1, 2000, the dividend payment shall be by payment in kind securities by issuance of additional shares of Preferred Stock with a liquidation value equal to the amount of the cash dividend payment which would have been paid ("PIK Dividend"). For each dividend payment due and payable after December 1, 2000, payment shall be by cash or by PIK Dividend at the election of the holders by written notice to the Corporation, provided that the Corporation shall only pay a PIK Dividend and not a cash dividend in the event the Corporation's earnings before deduction of interest, taxes, depreciation and amortization (EBITDA) for the six (6) months ended with the previous quarter (for the December 1 payment: the six (6) months ended September 30; and for the June 1 payment: the six (6) months ended March 31) are less than one hundred twenty-five percent (125%) of the Corporation's obligation for such dividend payment and for all other dividends and interest due and payable on all other outstanding securities of the Corporation as of such time.

     (c) Dividends Cumulative. Preferred Stock shall be cumulative and accrue from and after the date of original issuance thereof, whether or not declared by the Board of Directors. Accrued dividends shall not bear interest.

     (d) Dividend Restriction. No cash dividend may be declared on any other class or series of stock ranking on a parity with the Preferred Stock as to dividends in respect of any dividend period unless there shall also be or have been declared on the Preferred Stock like dividends for all periods coinciding with or ending before such semi-annual period, ratably in proportion to the respective annual dividend rates fixed therefor and the total dividend obligation with respect thereto.

     3. Conversion Rights. The Preferred Stock shall be convertible into Shares of Common Stock as follows:

     (a) Conversion Right. The holder of any shares of Preferred Stock shall have the right, at such holder's option, at any time to convert any of such shares of Preferred Stock into fully paid and nonassessable shares of Common Stock at the Conversion Ratio provided for in subparagraph 3(d) below by surrendering shares of Preferred Stock for conversion in accordance with subparagraph 3(e) below.

     (b) Continuance of Conversion Right. The Conversion Right set forth above will continue so long as such Preferred Stock is outstanding with respect to any stock not redeemed in accordance with the terms of paragraph 7.

     (c) Surrender of Shares on Exercise of Conversion Right. In the event that any holder of shares of Preferred Stock surrenders such shares for conversion, such holder will be issued the number of shares of Common Stock to which such holder is entitled pursuant to the provisions of subparagraph 3(d) in the manner provided for in subparagraph 3(e). The shares of Preferred Stock deemed to have been surrendered will have the status described in paragraph 11 below.

     (d) Conversion Ratio. Each share of Preferred Stock may, at the discretion of the holder thereof, be converted into shares of Common Stock of the Corporation at the conversion ratio of one (1) share of Common Stock for each share of Preferred Stock, as such conversion ratio may be adjusted and readjusted from time to time in accordance with subparagraph 3(g) hereof (such conversion ratio, as adjusted and readjusted and in effect at any time, being herein called the"Conversion Ratio"). The Conversion Ratio referred to above will be subject to adjustment as set forth in subparagraph 3(g).

     (e) Mechanics of Conversion. The holder of any shares of Preferred Stock may exercise the conversion right specified in subparagraph 3(a) by surrendering to the Corporation or any transfer agent of the Corporation the certificate or certificates for the shares to be converted, accompanied by written notice specifying the number of shares to be converted. Conversion shall be deemed to have been effected upon receipt of the certificate or certificates for the shares to be converted accompanied by written notice of election to convert specifying the number of shares to be converted. The date of such receipt is referred to herein as the"Conversion Date." As promptly as practicable thereafter (and after surrender of the certificate or certificates representing shares of Preferred Stock to the Corporation or any transfer agent of the Corporation) the Corporation shall issue and deliver to or upon the written order of such holder a certificate or certificates for the number of full shares of Common Stock to which such holder is entitled and a check or cash with respect to any fractional interest in a share of Common Stock as provided in subparagraph 3(f). The person in whose name the certificate or certificates for Common Stock are to be issued shall be deemed to have become a holder of record of such Common Stock on the applicable Conversion Date. Upon conversion of only a portion of the number of shares covered by a certificate representing shares of Preferred Stock surrendered for conversion, the Corporation shall issue and deliver to or upon the written order of the holder of the certificate so surrendered for conversion, at the expense of the Corporation, a new certificate covering the number of shares of Preferred Stock representing the unconverted portion of the certificate so surrendered.

     (f) Fractional Shares. No fractional Shares or scrip shall be issued upon conversion of shares of Preferred Stock. If more than one share of Preferred Stock shall be surrendered for conversion at any one time by the same holder, the number of shares of Common Stock issuable upon conversion thereof shall be computed on the basis of the aggregate number of shares of Preferred Stock so surrendered. Instead of any fractional shares which would otherwise be issuable upon conversion of any shares of Preferred Stock, the Corporation shall pay a cash adjustment in respect of such fractional interest in an amount equal to that fractional interest of the then current market price.

          (g) Conversion Ratio Adjustments. The Conversion Ratio shall be subject to adjustment from time to time as follows:

     (i) Stock Dividends, Subdivisions, Reclassifications or Combinations. If the Corporation shall (x) declare a dividend or make a distribution on its Common Stock in shares of its Common Stock, (y) subdivide or reclassify the outstanding shares of Common Stock into a greater number of shares, or (z) combine or reclassify the outstanding Common Stock into a smaller number of shares, the Conversion Ratio in effect at the time of the record date for such dividend or distribution or the effective date of such subdivision, combination or reclassification shall be proportionately adjusted so that the holder of any shares of Preferred Stock surrendered for conversion after such date shall be entitled to receive the number of shares of Common Stock which he would have owned or been entitled to receive had such Preferred Stock been converted immediately prior to such date. Successive adjustments in the Conversion Ratio shall be made whenever any event specified above shall occur.

               (ii) Other Distributions. In case the Corporation shall fix a record date for the making of a distribution to all holders of shares of its Common Stock (w) of shares of any class other than its Common Stock or (x) of evidence of indebtedness of the Corporation or any Subsidiary or (y) of assets (excluding cash dividends or distributions, and dividends or distributions referred to in subparagraph 3(g)(i) above), or (z) of rights or warrants, in each such case the Conversion Ratio in effect immediately prior thereto shall be immediately thereafter proportionately adjusted for such distribution so that the holder of Preferred Stock would be entitled to receive the fair market value (as determined by the Board of Directors, whose determination in good faith shall be conclusive) of what he would have been entitled to receive had such Preferred Stock been converted prior to such distribution. Such adjustment shall be made successively whenever such a record date is fixed. In the event that such distribution is not so made, the Conversion Ratio then in effect shall be readjusted, effective as of the date when the Board of Directors determines not to distribute such shares, evidences of indebtedness, assets, rights or warrants, as the case may be, to the Conversion Ratio which would then be in effect if such record date had not been fixed.

               (iii) Consolidation, Merger, Sale, Lease or Conveyance. In case of any consolidation with or merger of the Corporation with or into another corporation or entity, or in case of any sale, lease or conveyance to another corporation or entity of the assets of the Corporation as an entirety or substantially as an entirety, each share of Preferred Stock shall after the date of such consolidation, merger, sale, lease or conveyance be convertible into the number of shares of stock or other securities or property (including cash) to which the shares of Common Stock issuable (at the time of such consolidation, merger, sale, lease or conveyance) upon conversion of such share of Preferred Stock would have been entitled upon such consolidation, merger, sale, lease or conveyance; and in any such case, if necessary, the provisions set forth herein with respect to the rights and interests thereafter of the holders of the shares of Preferred Stock shall be appropriately adjusted so as to be applicable, as nearly as may reasonably be, to any shares of stock or other securities or property thereafter deliverable on the conversion of the shares of Preferred Stock.

     (h) Statement Regarding Adjustments. Whenever the Conversion Ratio shall be adjusted as provided in subparagraph 3(g), the Corporation shall forthwith file, at the office of any transfer agent for the Preferred Stock and at the principal office of the Corporation, a statement showing in detail the facts requiring such adjustment and the Conversion Ratio that shall be in effect after such adjustment, and the Corporation shall also cause a copy of such statement to be sent by mail, first class postage prepaid, to each holder of shares of Preferred Stock at its address appearing on the Corporation's records. Where appropriate, such copy may be given in advance and may be included as part of a notice required to be mailed under the provisions of subparagraph 3(i).

          (i) Notice to Holders. In the event the Corporation shall propose to take any action of the type described in clause (i), (ii) or (iii) of subparagraph 3(g), the Corporation shall give notice to each holder of shares of Preferred Stock, in the manner set forth in subparagraph 3(h), which notice shall specify the record date, if any, with respect to any such action and the approximate date on which such action is to take place. Such notice shall also set forth such facts with respect thereto as shall be reasonably necessary to indicate the effect of such action (to the extent such effect may be known at the date of such notice) on the Conversion Ratio and the number, kind or class of shares which shall be deliverable upon conversion of shares of Preferred Stock. In the case of any action which would require the fixing of a record date, such notice shall be given at least 10 days prior to the date so fixed, and in case of all other action, such notice shall be given at least 15 days prior to the taking of such proposed action. Failure to give such notice, or any defect therein, shall not affect the legality or validity of any such action.

     (j) Treasury Stock. For the purposes of this paragraph 3, the sale or other disposition of any Common Stock theretofore held in the Corporation's treasury shall be deemed to be an issuance thereof.

     (k) Costs. The Corporation shall pay all documentary, stamp, transfer or other transactional taxes attributable to the issuance or delivery of shares of Common Stock upon conversion of any shares of Preferred Stock; provided that the Corporation shall not be required to pay any taxes which may be payable in respect of any transfer involved in the issuance or delivery of any certificate for such shares in a name other than that of the holder of the shares of Preferred Stock in respect of which such shares are being issued.

     (l) Reservation of Shares. The Corporation shall reserve at all times so long as any shares of Preferred Stock remain outstanding, free from preemptive rights, out of its treasury stock (if applicable) or its authorized but unissued shares of Common Stock, or both, solely for the purpose of effecting the conversion of the shares of Preferred Stock, sufficient shares of Common Stock to provide for the conversion of all outstanding shares of Preferred Stock.

     (m) Approvals. If any shares of Common Stock to be reserved for the purpose of conversion of shares of Preferred Stock require registration with or approval of any governmental authority under any Federal or state law before such shares may be validly issued or delivered, then the Corporation will in good faith and as expeditiously as possible endeavor to secure such registration or approval, as the case may be. If, and so long as, any shares of Common Stock into which the shares of Preferred Stock are then convertible are listed on any national securities exchange, the Corporation will, if permitted by the rules of such exchange, list and keep listed on such exchange, upon official notice of issuance, all such shares issuable upon conversion.

     (n) Valid Issuance. All shares of Common Stock which may be issued upon conversion of the shares of Preferred Stock will upon issuance by the Corporation be duly and validly issued, fully paid and nonassessable and free from all taxes, liens and charges with respect to the issuance thereof, and the Corporation shall take no action which will cause a contrary result.

     4. Voting Rights. The holders of the shares of the Preferred Stock will be entitled to one vote per share of Preferred Stock held by them to vote upon all matters which the holders of shares of the Company's Common Stock shall have the right to vote. In all cases, as a matter of law, where the holders of shares of Preferred Stock shall have the right to vote separately as a class, such holders will also be entitled to one vote per share of Preferred Stock held by them.

     The affirmative vote or consent of the holders of at least two-thirds of the outstanding shares of the Preferred Stock, voting as a class, will be required to (i) authorize, create or issue, or increase the authorized or issued amount of, shares of any class or series of stock ranking senior to the Preferred Stock, either as to dividends or upon liquidation, or (ii) amend, alter or repeal (whether by merger, consolidation or otherwise) any provisions of the Company's Articles of Incorporation or of the Statement of Resolution establishing this series of Preferred Stock so as to materially and adversely affect the preferences, special rights or powers of the Preferred Stock; provided, however, that any increase in the authorized preferred stock or the creation and issuance of any other series of preferred stock ranking on a parity with or junior to the Preferred Stock shall not be deemed to materially and adversely affect such preferences, special rights or powers.

     5. Liquidation Rights. The Preferred Stock shall have liquidation rights as set forth in this paragraph 5, which rights are pari passu with the rights of any outstanding shares of the Company's Series C 8% Convertible Exchangeable Preferred Stock. Upon the dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, the holders of the shares of this series of Preferred Stock shall be entitled to receive, before any payment or distribution of the assets of the Corporation or proceeds thereof (whether capital or surplus) shall be made to or set apart for the holders of the Common Stock or any other class or series of stock ranking junior to the shares of this series of Preferred Stock upon liquidation, the amount of One Dollar and Fifteen Cents ($1.15) per share, plus a sum equal to all dividends on such shares (whether or not earned or declared) accrued and unpaid thereon to the date of final distribution, but such holders shall not be entitled to any further payment. If, upon any liquidation, dissolution or winding-up of the Corporation, the assets of the Corporation, or proceeds thereof, distributable among the holders of shares of the Preferred Stock and any other class or series of preferred stock ranking on a parity with the Preferred Stock as to payments upon liquidation, dissolution or winding-up shall be insufficient to pay in full the preferential amount foresaid, then such assets or the proceeds thereof shall be distributed among such holders ratably in accordance with the respective amounts which would be payable on such shares if all amounts payable thereon were paid in full. For the purposes of this paragraph 5, the voluntary sale, conveyance, lease, exchange or transfer (for cash, shares of stock, securities or other consideration) of all or substantially all the property or assets of the Corporation to, or a consolidation or merger of the Corporation with, one or more corporations (whether or not the Corporation is the corporation surviving such consolidation or merger) shall not be deemed to be a liquidation, dissolution or winding-up, voluntary or involuntary.

     6.     Registration Rights.

     (a) Registration on Request. Upon the written request of any holder or holders of at least fifty-one percent (51%) in the aggregate number of shares of the Preferred Stock and/or shares of Common Stock ("Shares") issued upon conversion of such Preferred Stock (provided that in computing such 51% amount the number of shares of Preferred Stock and Common Stock shall be weighted proportionately taking into account the Conversion Ratio with respect to which such shares of Common Stock were issued upon conversion), which request shall state the intended method of disposition by such holder or holders and shall request that the Company effect the registration of all or part of such Shares, or the Shares issuable upon the conversion of such Preferred Stock, or both, under the Securities Act of 1933, as amended (the"Act"), the Company will promptly give written notice of such requested registration to all holders of outstanding Preferred Stock and Shares, and thereupon will use its best efforts to effect the registration under the Act of:

     (i) the Shares which the Company has been so requested to register, for disposition in accordance with the intended method of disposition stated in such request, and

     (ii) all other outstanding Shares, or Shares issuable upon the conversion of Preferred Stock, the holders of which shall have made written request (stating the intended method of disposition of such securities by such holders) to the Company for registration thereof within thirty (30) days after the receipt of such written notice from the Company, all to the extent requisite to permit the disposition (in accordance with the intended methods thereof as aforesaid) by the holders of the Shares so registered and to maintain such registration in effect for a period of twenty-four (24) months from the effective date of such registration statement; provided, that the Company shall not be required to register or use its best efforts to effect any registration of Shares under the Act pursuant to this paragraph 6(a) more than once. In the event that, as a result of such registration, another person with incidental registration rights granted by the company requests that the Company include securities of such person in such registration, such request will not result in a reduction in the number of securities of the holder or holders of the Preferred Stock and/or Shares to be included in such registration.

     The Company shall have no obligation to register or use its best efforts to effect any registration of Shares under the Act pursuant to this paragraph 6 which would be in conflict with the obligations of any holder or holders of Preferred Stock and/or Shares under any confidentiality agreement between such holder or holders and the Company entered into in connection with the offering of the Preferred Stock to such holder or holders.

          (b) Incidental Registration. If the Company at any time proposes to register any of its securities under the Act (otherwise than pursuant to paragraph 6(a) and other than a registration on Form S-8, or the form, if any, which supplants such Form), it will at such time give written notice to all holders of outstanding Preferred Stock and Shares of its intention to do so and, upon the written request of any such holder made within thirty (30) days after the receipt of any such notice (which request shall specify the Shares intended to be disposed of by such holder and state the intended method of disposition thereof), the Company will use its best efforts to cause all such outstanding Shares, or Shares issuable upon the conversion of Preferred Stock, the holders of which shall have so requested the registration thereof, to be registered under the Act to the extent requisite to permit the disposition (in accordance with the intended methods thereof as aforesaid) of the Shares so registered; provided that, if in the good faith judgment of the managing underwriter or underwriters of a then proposed public offering of the Company's securities, such registration of such Shares would materially and adversely affect such public offering, then in such event the number of Shares and other securities to be registered by the Company shall each be proportionally reduced to such number as shall be acceptable to the managing underwriter, subject to Section 6(a) above.

     (c) Registration Procedures. If and whenever the Company is required to use its best efforts to effect or cause the registration of any Shares under the Act as provided in this paragraph 6, the Company will, as expeditiously as possible:

     (i)  prepare  and  file  with  the  Securities   and  Exchange   Commission
(the"Commission") a registration statement with respect to such Shares and use its best efforts to cause such registration statement to become effective;

     (ii) prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective for such period not exceeding twenty-four (24) months from the effective date of such registration statement as may be necessary to comply with the provisions of the Act with respect to the disposition of all Shares covered by such registration statement during such period in accordance with the intended methods of disposition by the seller or sellers thereof set forth in such registration statement;

     (iii) furnish to each seller of such Shares such number of copies of such registration statement and of each such amendment and supplement thereto (in each case including all exhibits), such number of copies of the prospectus included in such registration statement (including each preliminary prospectus and, if any seller shall so request, a summary prospectus), in conformity with the requirements of the Act, and such other documents, as such seller may reasonably request in order to facilitate the disposition of the Shares owned by such seller;

     (iv) use its best efforts to register or qualify such Shares covered by such registration statement under such other securities or blue sky laws of such jurisdictions as each seller shall reasonably request and as agreed to by the Corporation, and do any and all other acts and things which may be reasonably necessary or advisable to enable such seller to consummate the disposition in such jurisdictions of the Shares owned by such seller; and

     (v) notify each seller of any such Shares covered by such registration statement, at any time when a prospectus relating thereto is required to be delivered under the Act within the period mentioned in subdivision (b) of this paragraph 6(c), of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing, and at the request of any such seller prepare and furnish to such seller a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that, as thereafter delivered to the purchasers of such Shares, such prospectus shall not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing.

     (d) Registration Expenses. All expenses incident to the Company's performance of or compliance with this paragraph 6, including, without limitation, all registration and filing fees, fees and expenses of complying with securities or blue sky laws, printing expenses and fees and disbursements of counsel for the Company and of independent pubic accountants, but excluding underwriting commissions and discounts, the fees of any counsel engaged by the holder or holders, and any filing fees associated with shares of Preferred Stock, but not Common Stock, being listed with a national securities exchange or quoted on the NASDAQ National Market System or Small Cap Market, shall be borne by the Company.

     (e) Indemnification.

               (i) In the event of any registration of any Shares under the Act pursuant to this paragraph 6, the Company will, to the extent permitted by law, indemnify and hold harmless the seller of such Shares and each underwriter of such securities and each other person, if any, who controls such seller or underwriter within the meaning of the Act, against any losses, claims, damages, or liabilities, joint or several, to which such seller or underwriter or controlling person may become subject, under the Act or otherwise, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of or are based upon (x) any untrue statement or alleged untrue statement of any material fact contained, on the effective date thereof, in any registration statement under which such securities were registered under the Act, any preliminary prospectus or final prospectus contained therein, or any amendment or supplement thereto, or (y) any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading; and the Company will reimburse such seller and each such underwriter and each such controlling person for any legal or any other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, damage, liability, or action, provided that the Company shall not be liable in any such case to the extent that any such loss, claim, damage, or liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in such registration statement, any such preliminary prospectus, final prospectus, amendment or supplement in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by such seller or underwriter specifically for use in the preparation thereof.

     (ii) The Company may require, as a condition to including any Shares in any registration statement filed pursuant to paragraph 6(c), that the Company shall have received an undertaking satisfactory to it from the prospective seller of such Shares and from each underwriter of such Shares, to indemnify and hold harmless (in the same manner and to the same extent as set forth in paragraph 6(e)(i)) the Company, each director of the Company, each officer of the Company who shall sign such registration statement and any person who controls the Company within the meaning of the Act, with respect to any statement or omission from such registration statement, any preliminary prospectus or final prospectus contained therein, or any amendment or supplement thereto, if such statement or omission was made in reliance upon and in conformity with written information furnished to the Company through an instrument duly executed by such seller or underwriter specifically for use in the preparation of such registration statement, preliminary prospectus, final prospectus, amendment, or supplement.

     (iii) Promptly after receipt by an indemnified party of notice of the commencement of any action involving a claim referred to in the preceding subparagraphs of this paragraph 6(e), such indemnified party will, if a claim in respect thereof is to be made against an indemnifying party, give written notice to the latter of the commencement of such action, provided that the failure of any indemnified party to give notice as provided therein shall not relieve the indemnifying party of its obligations under the preceding subdivisions of this paragraph 6(e). In case any such action is brought against an indemnified party, the indemnifying party will be entitled to participate in and to assume the defense thereof, jointly with any other indemnifying party similarly notified to the extent that it may wish, with counsel reasonably satisfactory to such indemnified party, and after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof the indemnifying party will not be liable to such indemnified party for any legal or other expenses subsequently incurred by the latter in connection with the defense thereof. No indemnifying party, in the defense of any such claim or litigation, shall, except with the consent of each indemnified party, consent to entry of any judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a release from all liability in respect to such claim or litigation.

     7.     Redemption Rights.

          (a) Company's Redemption Option. Except for any redemption which the Company would be prohibited from effecting under applicable law, and provided the shares of Preferred Stock of a holder have not earlier been converted in accordance with the provisions hereof, the shares of Preferred Stock may be redeemed by the Company, in whole or in part, at the option of the Company upon written notice by the Company to the holders of Preferred Stock at any time after December 1, 2001, in the event that the Preferred Stock of one or more holders has not been converted pursuant to the terms hereof on or before such date. The Company shall redeem each share of Preferred Stock of such holders within thirty (30) days of the Company's delivery of the above notice to such holders and such holders shall surrender the certificate(s) representing such shares of Preferred Stock. For any partial redemptions the Company shall redeem shares in proportion to the number of shares held by each holder. The redemption amount shall be One Dollar and Seventy-five Cents ($1.75) per share, plus in each case accrued and unpaid dividends thereon to the date of payment of such amount (the total sum so payable on any such redemption being herein referred to as the"redemption price").

     (b) Redemption Notice. Notice of any redemption pursuant to this paragraph 7 shall be mailed to the party or parties required to receive such notice at the principal office or residence address for such party or parties. Each such notice shall state: (1) the election of the redemption option and the facts which give rise to such option; and (2) the number of shares of Preferred Stock which are being elected to be redeemed. From and after the date of the Company's payment of the redemption price to such holder or holders in accordance with such redemption notice (the"redemption date"), notwithstanding that any certificates for such shares shall not have been surrendered for cancellation, the shares represented thereby shall no longer be deemed outstanding, the rights to receive dividends and distributions shall cease to accrue from and after the redemption date, and all rights of such holder or holders of the shares of Preferred Stock as a stockholder of the Corporation with respect to such shares, shall cease and terminate. 8. Special rights. So long as, but only so long as, the shares of Preferred Stock are held by WEDGE Energy Services, L.L.C., a Delaware limited liability company ("WEDGE"), or by an affiliate of WEDGE (collectively "Holder"), the shares of Preferred Stock shall have the following special rights:

          (a)     Right of Participation.

     (i) Grant of Right of Participation. The Company hereby grants the Holder a right of participation to participate in any additional equity offerings which the Company may offer, up to the Holder Percentage (as defined below), on the following terms and conditions. In the event that the Company has received a bona fide offer (which the Company desires to accept) with respect to the issuance of any equity securities (including, without limitation, any common or preferred stock, any options (excluding the Company's 1993 Stock Option Plan or any future employee stock option plan approved by the Company's shareholders), warrants, rights, unsecured convertible notes, convertible debentures, or other convertible securities), the Company shall immediately give written notice thereof (the "Notice") to the Holder of the Preferred Stock. The Notice shall state the name of the party proposing to provide the offering and all the pertinent terms and conditions of such offering. This right shall expire upon the later to occur of the following: (a) the conversion by the Holder of the Preferred Stock into Common Stock, or (b) the tenth anniversary of the date of the filing of this Statement.

     (ii) Procedure. The Holder shall have fourteen (14) days from the date the Notice was given to indicate to the Company, in writing, that the Holder undertakes to participate in the offering under the terms and conditions set forth in the Notice. If the Holder undertakes to participate in such offering, then the Company shall be obligated to accept such participation up to the Holder Percentage upon the terms and conditions set forth in the Notice and the parties shall use their best efforts to enter into a definitive agreement relating to such offering. In the event that the Holder declines to participate in such offering, the Company shall have the right to accept such offering from the third party without participation by the Holder provided that it does so upon the terms and conditions set forth in the Notice. In the event that such offering is not consummated within sixty (60) days after the date the Notice was given, the Company shall not consummate such offering without again complying with this subparagraph 8(a)(ii).

     (iii) Holder Percentage. For purposes hereof, the term "Holder Percentage" shall mean that percentage calculated, on a fully diluted basis, as if the Holder had (a) converted the Preferred Stock into Common Stock, which number shall constitute the numerator, and (b) divided by the denominator, which shall be equal to the total number of shares of Common Stock issued and outstanding as of such date, plus (i) that number of shares of Common Stock issuable upon the conversion of all convertible securities of the Company, including, without limitation, the Preferred Stock, and (ii) that number of shares of Common Stock issuable upon the exercise of all options and warrants utilizing the "treasury method" as of such date. Under the treasury method, only shares issuable upon the exercise of "in the money" options and warrants are considered in the calculation and the net dilution is that number of shares issuable upon such exercise net of that number of shares which could have been purchased with the proceeds from the exercise of the options and warrants at the then market price. For example, assuming 100,000 options are outstanding at a strike price of $1.00 per share and that the market price of the Common Stock is $2.50 per share, under the treasury method, the proceeds from the exercise of the options would equal $100,000 and such proceeds would purchase 40,000 shares of Common Stock at the market price of $2.50 per share. The net dilution is 60,000 shares, which number of shares is utilized in the calculation of the Holder Percentage under the above formula.

          (b) Restriction on Payment of Cash Dividends and Interest. The Company agrees that so long as the Holder owns shares of Preferred Stock representing at least ten percent (10%) of the shares of capital stock of the Company on a fully diluted basis utilizing the "treasury method" as described in subparagraph 8(a)(iii) above, it shall not pay any cash dividends or any interest accruals on any equity security or any debt security (excluding any Superior Indebtedness as defined in that certain Debenture Agreement dated December 10, 1999, between the Company and WEDGE (the "Debenture Agreement") on file at the Company's principal office), in existence as of the date hereof or created hereafter unless and until the Company's earnings before deduction of interest, taxes, depreciation and amortization ("EBITDA") for the six (6) months ended with the quarter for the last quarterly report which the Company is required to furnish to WEDGE under Section 4.01 of the Debenture Agreement are more than 125% of the Company's obligations for all dividends and interest due and payable on all outstanding securities of the Company as of such time.

     (c) Prohibition Against Capital Expenditures. The Company agrees that so long as Holder owns shares of Preferred Stock representing at least ten percent (10%) of the shares of capital stock of the Company on a fully diluted basis utilizing the "treasury method" as described in subparagraph 8(a)(iii) above, the Company will not incur, or commit to incur, any capital expenditures of any kind or nature in excess of $50,000 without the approval by the Board of Directors of the Company, and in addition, the Company agrees that, until the Company has expended the $2,500,000 in proceeds from the issuance of the Debenture, from the date hereof there shall be no capital expenditures in excess of $50,000 without the affirmative written consent of WEDGE or its affiliate who is then the Holder of the Debenture or any security convertible thereto.

     9. Exclusion of Other Rights. Except as may otherwise be required by law, the shares of Preferred Stock shall not have any preferences or relative, participating, optional or other special rights, other than those specifically set forth in this resolution (as such resolution may be amended from time to time) and in the Corporation's Certificate of Incorporation. The shares of Preferred Stock shall have no preemptive or subscription rights.

     10. Severability of Provisions. If any right, preference or limitation of the Preferred Stock set forth in this resolution (as such resolution may be amended from time to time) is invalid, unlawful or incapable of being enforced by reason of any rule or law or public policy, all other rights, preferences and limitations set forth in this resolution (as so amended) which can be given effect without the invalid, unlawful or unenforceable right, preference or limitation herein set forth shall be deemed enforceable and not dependent upon any other such right, preference or limitation unless so expressed herein.

     11. Status of Reacquired Shares. Shares of Preferred Stock which have been issued and reacquired in any manner shall (upon compliance with any applicable provisions of the laws of the State of Texas) have the status of authorized and unissued shares of Preferred Stock issuable in series undesignated as to series and may be redesignated and reissued.

                                    [END]

                                  EXHIBIT "D"

                               VOTING AGREEMENT

                             VOTING AGREEMENT

     This Voting Agreement (the "Agreement") dated this 10th day of December, 1999 (the "Effective Date"), by and between those certain individuals set forth on Exhibit A attached hereto and incorporated herein for all purposes (collectively, the "Shareholders" or individually, a "Shareholder"), TGC Industries, Inc., a Texas corporation (the "Corporation"), and WEDGE Energy Services, L.L.C., a Delaware limited liability company ("WEDGE").

                               R E C I T A L S :

     A. The Shareholders are the beneficial owners of the shares of common stock of the corporation (the "Shares") set forth opposite their respective names set forth on Exhibit A hereto, and each are entitled to vote the Shares in accordance with the terms and conditions provided herein.

     B. In order to facilitate a financing transaction between the Corporation and WEDGE entered into simultaneously herewith, the Shareholders are required to enter into this Agreement evidencing their respective agreement to vote their Shares at each and every special and or annual shareholders' meeting in accordance with the terms provided herein for a slate of directors nominated by the Board of Directors of the Corporation, which must include two (2) representatives of WEDGE.

                               A G R E E M E N T S :

     NOW, THEREFORE, in consideration of the covenants and promises contained in this Agreement and for other good and valuable consideration recited above, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

     1. Limited Voting Agreement. Upon executing this Agreement, the Shareholders will agree to vote the Shares in favor of the nominations by the Board of Directors to serve on the Board of Directors of the Corporation. The Shareholders agree to vote in person, or by proxy, for the Board of Directors nominees, and each understands that without the agreement to do so, WEDGE would not have entered into the financing agreement entered into simultaneously herewith.

     2. Shareholder Representation. The Shareholders and each Shareholder hereby represent and warrant to the Corporation and WEDGE that each is the beneficial holder and owner of the Shares set forth opposite their name on Exhibit A hereto, and as such, each has the unfettered, absolute and unqualified right to vote his Shares in the manner prescribed herein.

     3. Proxy Statement Disclosure. The Corporation acknowledges to the Shareholders that it has entered into an agreement with WEDGE whereby it has agreed to cause for the expansion of the Board to seven (7) members and to immediately cause the Board of Directors to call a special meeting of the Shareholders owning any and all capital stock in the Corporation, and to cause the names of two (2) WEDGE nominees to be placed on the ballot for election by the Shareholders entitled to vote thereon. Thereafter, the Board of Directors of the Corporation has also agreed to subsequently cause to be nominated at each successive election of directors, two (2) representatives of WEDGE to serve on the Board of Directors until their successors shall have been duly elected. Additionally, the Corporation has also agreed that it will cause to be contained in each proxy statement filed during the effectiveness of this Agreement a statement which will disclose the existence of this Agreement and the requirement of the Shareholders to vote in favor of the two (2) WEDGE nominees.

     4. Filing with Corporation. This Agreement shall be deposited with the Secretary of the Corporation at its registered office and shall be subject to examination by any shareholder of the Corporation or by any Shareholder, in person or by agent or attorney, as are the books and records of the Corporation at any reasonable time for a proper purpose.

     5. Term. The term of this Agreement shall commence on the Effective Date and shall terminate on the sooner to occur of (i) WEDGE no longer owning at least ten percent (10%) of the total issued and outstanding Shares of capital stock of the Corporation on a fully diluted basis calculated in accordance with the "treasury method", (ii) redemption of the Debenture held by WEDGE by the Corporation in accordance with the terms of any agreement executed simultaneously herewith, or (iii) ten (10) years from the date hereof.

     6. Assignment, Sale or Transfer of Shares of Shareholders. Each of the Shareholders agree that in the event any of them shall decide to sell, transfer or convey any or all of his Shares, he shall, prior to doing so, notify WEDGE of same. In the event there shall be a sale, transfer or assignment to any affiliate or family member, the Shareholder agrees that such sale, transfer or conveyance shall not be made unless the transferee shall agree in writing, approved by WEDGE, to be bound by all terms and conditions contained in this Agreement. For purposes of this section, the term "affiliate" shall have the meaning ascribed to it in the Securities Act of 1933, as amended.

     7. Remedies for Breach of Agreement. Each of the Shareholders acknowledge that in the event such Shareholder shall breach, or intend to breach, any terms or conditions of this Agreement, WEDGE shall have the right to seek any equitable or legal remedy it may be entitled to against such Shareholder, including specific performance. In the event WEDGE shall file any action seeking an equitable remedy, the parties acknowledge that if a bond shall be required, WEDGE shall not be obligated to post greater than $1,000 for such bond. In addition to the remedies provided for herein, WEDGE shall be entitled to any and all other remedies that it may be entitled in accordance with applicable law.

     8.   Miscellaneous.

     8.01. Binding Effect; No Other Agreements or Arrangements. This Agreement shall be binding upon the parties and their respective heirs, executors, administrators, successors, assigns and legal representatives. Each party to this Agreement hereby represents and warrants to all other parties that, except for this Agreement, such party has not entered into, or agreed to be bound by, and will not, so long as the terms of the Agreement remain in effect, enter into, or agree to be bound by, any other voting arrangements or voting agreements of any kind with any other person (including a party) with respect to the Shares, other than this Agreement.

     8.02. Waiver. A party's failure to insist on compliance or enforcement of any provision of this Agreement, shall not affect the validity or enforceability or constitute a waiver of future enforcement of that provision or of any other provision of this Agreement by that party or any other party.

     8.03. Governing Law; Jurisdiction. This Agreement shall in all respect be subject to, governed by, and interpreted in accordance with, the laws of the State of Texas. The parties agree that jurisdiction over any dispute relating to this Agreement shall reside in any court or other judicial or quasi-judicial body such as an arbiter or mediator that is located within the State of Texas, and they hereby consent to such jurisdiction and agree to appear in the State of Texas with regard to any such dispute.

     8.04. Severability. The invalidity or unenforceability of any provision of this Agreement shall not effect the validity or enforceability of any other provision of this Agreement, and this Agreement shall be construed in all respect as if such invalid or unenforceable provision has never been in the Agreement.

     8.05. Effectiveness of Voting Agreements. To the extent this Agreement is a "voting agreement" under Article 2.30B of the Texas Business Corporation Act, it shall be effective, as provided in this Agreement or any extension of this Agreement in accordance with Article 2.30B.

     8.06. Headings; Execution in Counterparts. The headings and captions contained in this Agreement are for convenience and shall not control or affect the meaning or construction of any provision of this Agreement. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original and which, together, shall constitute one and the same instrument.

     8.07. Entire Agreement. This Agreement, including all exhibits and schedules to this Agreement, embodies the entire Agreement and understanding of the parties to this Agreement with respect to the subject matter contained in this Agreement, and this Agreement supersedes and replaces all prior agreements and understandings between the parties concerning such subject matter.

     8.08. Amendments. This Agreement shall not be modified or amended except by a writing signed by each party.

     8.09. Notices; Shareholder Representative. Any and all notices required by this Agreement shall be deemed to be received (i) when personally delivered to the recipient, (ii) when sent via facsimile, upon receipt of a confirmation or acknowledgment of receipt of facsimile transmittal, provided a confirmation copy is sent by first class mail, (iii) on the next business day after the date of deposit with an overnight courier, or (iv) five (5) days after postmark when deposited with the United States or other foreign country mail. For purposes of receiving notices and any other purpose under this Agreement by the Shareholders, each Shareholder, by his execution hereof, hereby appoints Wayne Whitener, as his representative (the "Shareholder Representative") for receiving of notices under this Agreement. The address of the Shareholder Representative is 1304 Summit Avenue, Suite 2, Plano, Texas 75074. The address of the Corporation for notice purposes is 1304 Summit Avenue, Suite 2, Plano, Texas 75074. The address for WEDGE for notice purposes is 1415 Louisiana, Suite 3000, Houston, Texas 77002, Attention: President, with a second notice addressed to 1415 Louisiana, Suite 3000, Houston, Texas 77002, Attention: General Counsel.

     8.10. Attorneys' Fees. In the event that any action, suit or other proceeding arising from, or based on, this Agreement is brought by any party against any other party to this Agreement, the prevailing party shall be entitled to recover from the non-prevailing party reasonable attorneys' fees and costs in connection with such action, suit or proceeding.


                         [SIGNATURES ON NEXT PAGE]

     IN WITNESS WHEREOF the parties hereto have executed this Agreement as of the date first above written.

                                        TGC INDUSTRIES, INC.

                                        ---------------------------------
                                        Printed Name:  __________________
                                        Title: __________________________

                                        SHAREHOLDERS:

                                        ---------------------------------
                                        Allen McInnes

                                        ---------------------------------
                                        Wayne Whitener

                                        ---------------------------------
                                        Herbert Gardner

                                        ---------------------------------
                                        William J. Barrett

                                        ---------------------------------
                                        Edward L. Flynn

                                        WEDGE ENERGY SERVICES, L.L.C.

                                        Printed Name: ___________________
                                        Title: __________________________

                                EXHIBIT A

                          TGC Industries, Inc.
                  Shareholders' Ownership Percentage

                       as of December 1, 1999

     SHAREHOLDERS                           PREFERRED             COMMON

     Allen McInnes                            63,162              335,844

     Wayne Whitener                            3,000               10,317

     Herbert Gardner                          47,500              155,259

     William J. Barrett                       72,500              260,910

     Edward L. Flynn                         125,131              230,309

          Total Shareholders' Shares:        311,393              992,639

     Total Capital Stock Outstanding       1,115,750            2,253,184

     Percent of Ownership                      27.9%                 44.1%

     Total Common Shares Outstanding       2,253,184

     Total Preferred Shares Outstanding    1,115,750

          Total Outstanding Shares:        3,368,934

Total Number of Shares Held

by Shareholders                            1,303,932

Percent Held by Shareholders                   38.7%

                                   EXHIBIT "E"

                 Form of Opinion of Law, Snakard & Gambill, P.C.

                            December 10, 1999

WEDGE Group, Incorporated
WEDGE Energy Services, L.L.C.
WEDGE International Tower
1415 Louisiana, Suite 3000

Houston, Texas 77002

          Re: $2,500,000.00 Debenture Issued by TGC Industries, Inc. to WEDGE Energy Services, L.L.C.

Ladies and Gentlemen:

          We have acted as counsel to TGC Industries, Inc. ("Company" or "TGC") in connection with the issuance by TGC of its $2,500,000 principal amount 8 1/2% Convertible Subordinated Debenture, Series B (the"Debenture") to WEDGE Energy Services, L.L.C. ("Holder") in accordance with the terms of that certain Debenture Agreement dated December 10, 1999, between the Company and Holder (the "Debenture Agreement"). This opinion letter is being delivered to Holder in accordance with Section 8.14 of that certain Debenture Purchase Agreement dated December 10, 1999, between the Company and Holder (the "Purchase Agreement").

          In reaching the conclusions expressed in this opinion letter, we have examined originals or copies of each of the following documents (hereinafter collectively referred to as the"Debenture Documents"):

     (a) The Debenture Agreement and the form of the Debenture attached as Exhibit "A" thereto;

     (b)     The Purchase Agreement and the Exhibits thereto; and

     (c) That certain Voting Agreement dated December 10, 1999, between the Company, the Holder, and those certain shareholders of the Company as set forth in Exhibit "A" thereto.

The capitalized terms used in this opinion letter which are not defined above or elsewhere herein shall have the same meanings as provided therefor in the Debenture Agreement unless the context hereof otherwise requires or provides.

          In addition to the Debenture Documents, we have also reviewed those additional documents necessary to render the opinion herein, including, but not limited to Company records, Board minutes and resolutions, and public filings with any state or governmental authority. We have also been furnished with and have examined such other instruments, documents, and certificates of public officials and others, and have made such inquiry of Company, and have made such other investigations as we have deemed necessary as the basis for the opinions herein expressed. As to questions of fact material to this opinion letter, we have relied upon statements or certificates of public officials and of Company, and such other facts known to us, but we have made no independent investigation with regard to such matters, including without limitation, the warranties and representations made by Company in the Debenture Documents.

          All opinions contained herein which relate to the issue of usury are expressly limited to an analysis of whether the Debenture Documents, as written, will be subject to a defense, claim or setoff as a result of an interpretation that the Holder has contracted for a usurious rate of interest. Each and every opinion given herein is expressly limited to the issues relating to the contracting for usurious amounts of interest and the charging or receiving in compliance with the terms of the Debenture Documents of usurious amounts of interest, as opposed to the charging or receiving of usurious amounts of interest in contravention of the terms of the Debenture Documents.

          In reaching the conclusions expressed in this opinion letter, we have also assumed that (a) all signatures on all documents submitted to us are genuine; (b) all documents submitted to us as originals are accurate and complete; (c) all documents submitted to us as copies are true and correct copies of the originals thereof; (d) all information submitted to us is accurate and complete (e) the Debenture Documents are governed by the laws of the State of Texas and the laws of the United States of America and that a court of the State of Texas or a federal court sitting in Texas would apply the domestic laws of such state and any applicable federal laws to determine whether the Debenture or any of the other Debenture Documents is usurious; (f) no fees, sums, or other benefits, whether direct or indirect, have been paid or received or are, or may be, payable to or receivable by Holder except as expressly mentioned herein or in the Debenture Documents; (g) there are not, nor shall there be, any compensating balances, deposits, or other funds of Company pledged or hypothecated by Company as security for the Debenture or as any form of compensation, whether direct or indirect, to Holder in connection with the Debenture other than as stated in the Debenture Documents, and any and all fees paid by Company to Holder would be construed as charges bearing a reasonable relationship to the cost or risk of the service or accommodation for which it was charged, and not as a charge for the use, forbearance or detention of money; in this connection, we have no knowledge of, nor have we made any independent investigation of, any fees other than as specified in the Debenture Documents, and the opinions expressed herein are qualified in their entirety by the effect that any such fees may have on the opinions herein stated; (h) Holder will enforce its rights under the Debenture Documents in circumstances and in a manner which are commercially reasonable; (i) all applicable and existing statutes and regulations are valid and constitutional; (j) all Debenture Documents to which Holder is a party have been duly authorized, executed, and delivered by Holder; and (k) the Debenture Documents fully express the agreements of the parties thereto.

     You are specifically advised that the foregoing assumptions may or may not be valid, and are not expressed herein as statements of fact, law, or our opinion thereon; though we have no knowledge that such assumptions are invalid. Please be further advised that we assume no responsibility to you whatsoever for the effect, if any, of a determination that such assumptions, or any other assumptions contained herein, were erroneous either when made or at a later date, except if we had knowledge that any assumption was erroneous at the time made.

          Based solely on our review of the Debenture Documents and the other instruments, documents and certificates referenced above, but subject to, and limited by, the qualifications and assumptions set forth in this letter, we are of opinion that, as of the date hereof:

     1. Organization, Standing; Powers. The Company is a corporation duly organized and validly existing and in good standing under the laws of the State of Texas and has all requisite corporate power and authority to carry on its business as now conducted and proposed to be conducted; the Company has all requisite corporate power and authority to enter into the Debenture Documents, to issue the Debenture and the shares of capital stock issuable upon the conversion thereof and to carry out the provisions and conditions of the Debenture Documents. The Company is duly qualified and authorized to do business and is in good standing as a foreign corporation in all states where the ownership of property or the nature of the business transacted by the Company makes such qualification necessary.

     2. Capitalization. The Company has 25,000,000 authorized shares of its Common Stock and 4,000,000 authorized shares of its preferred stock. As of December 1, 1999, the Company had 2,253,184 issued and outstanding shares of Common Stock, 1,115,750 issued and outstanding shares of preferred stock and 31,944 treasury shares. As of December 1, 1999, the Company had granted stock options which, if all were exercised, would equal 179,831 shares of Common Stock. As of December 1, 1999, the Company had issued one or more warrants which, if all are exercised, will in the aggregate equal 1,136,574 shares of Common Stock. Additionally, as of December 1, 1999, excluding the shares of Common Stock to be received by Holder upon its election to convert the Debenture to Common Stock, there are 2,789,375 shares of Common Stock to be issued if all existing preferred stockholders were to elect to convert their shares to Common Stock.

     3. Authorization; Binding Agreement. All corporate action on the part of the Company necessary for the authorization, execution, delivery and performance by Company of the Debenture Documents and for the consummation of the transactions contemplated therein, and for the authorization, offer, issuance, sale and delivery of the Debenture, has been taken. The Debenture Documents are the valid and binding obligation of the Company, enforceable in accordance with their terms. The Debenture Documents have been or will be, on or before the applicable Closing Date, duly executed and delivered on behalf of the Company and constitute, on or before the applicable closing date, legal, valid and binding obligations of the Company enforceable in accordance with their respective terms.

     4. No Conflicts with Organizational Documents and Material Agreements. The execution, delivery and performance by the Company of the Debenture Documents and compliance therewith, including delivery of the shares of common stock in the event of conversion, and the offer, issuance and delivery of the Debenture will not result in any violation of and will not conflict with, or result in a breach of any of the terms of, or constitute a default under, the Company's Articles of Incorporation, as amended, Bylaws, as amended, or, to our knowledge, any mortgage, indenture, agreement, instrument, judgment, writ, injunction, decree or order to which the Company is a party or by which it is bound.

     5. No Consents. No consent, license, approval, authorization, prior disclosure, qualification, exemption, franchise, designation, permit or order of, notice to or declaration or filing with, any third party, including, without limitation, any governmental entity, is required in connection with the valid execution, delivery and performance by the Company of the Debenture Documents or the offer, issuance and delivery of the Debenture pursuant to the Debenture Documents or the consummation of any other transactions contemplated thereby, except for the consent of the holders of the Company's 8% Series C Convertible Exchangeable Preferred Stock as referenced in Section 6.1 of the Purchase Agreement.

     6. Debenture Not Usurious. The extension of credit as reflected in the Debenture Documents, the prepayment provision set forth in Article III of the Debenture Agreement, and the conversion provision set forth in Article VIII of the Debenture Agreement are not usurious under the applicable laws of the State of Texas or the United States of America.

          The opinions expressed herein are qualified to the extent that enforceability of the Debenture Documents may be limited by or subject to (a) the rights of the United States under Federal Tax Lien Act of 1966, as amended;
(b) the effect of liquidation, conservatorship, insolvency, bankruptcy, fraudulent or preferential transfer or conveyance, reorganization, moratorium, and other similar debtor relief laws of general application now or hereafter affecting the rights of creditors; (c) the power of courts to award damages in lieu of granting equitable remedies; (d) the provisions of Section 365 of Title 11 of the United States Code, invalidating any contract provision for the termination or modification of any right or obligation under such contract solely because of a provision in such contract that is conditioned on the insolvency or financial condition of the obligor, the commencement of a case under such Title 11 or the appointment of or taking possession by a trustee in a case under such Title 11 or by a custodian for the commencement of such case; and (e) the effect of rules of law governing specific performance, injunctive relief, and other equitable remedies. Specifically, we express no opinion as to whether a court would grant specific performance or any other equitable remedy with respect to the enforcement of any of the Debenture Documents.

          In rendering the opinions expressed herein, we express no opinion as to the enforceability of any provisions of the Debenture Documents which purport to (a) establish evidentiary standards for suits or proceedings or restrict, limit or deny access to courts; (b) waive or release the legal rights, benefits or claims of any party (including, without limitation, Company) in advance; (c) allow or authorize the delay or omission of enforcement of any right or remedy;
(d) avoid or ignore the doctrines of mortgagee-in-possession or commercial reasonableness; (e) establish nonculpability for actions taken by or on behalf of Holder or any other person; (f) authorize Holder to act as attorney-in-fact for Company or any other person; (g) provide for the appointment of a receiver, to the extent that appointment of a receiver is governed by applicable statutory requirements and to the extent any such provision of the Debenture Documents may not be in compliance with any statutory requirements; or (h) permit Holder to accelerate the maturity of the indebtedness evidenced and governed by the Debenture Documents without notice to Company and to any obligor that is a signatory to or bound by the Debenture Documents of Holder's intent to accelerate such indebtedness and notice of acceleration of such indebtedness. Enforceability of obligations under the Debenture Documents may also be limited by constitutional limitations of notice and due process.

          In rendering the opinions expressed herein, we express no opinion as to (a) the accuracy, completeness, or fairness of any statements, information, representations, warranties, or financial data included in any of the Debenture Documents or supplied by any person or entity in connection with the transactions contemplated by the Debenture Documents, and we make no representations that we have independently verified the accuracy, completeness, or fairness of any such statements, information, representations, warranties, or financial data; or (b) the financial ability of Company to meet Company's obligations under the Debenture Documents. However, we do not have knowledge of any facts which would render any representation, warranty, agreement or covenant false, incomplete or misleading.

          In rendering the opinions expressed herein, we express no opinion as to the applicability to the transactions contemplated by the Debenture Documents of the Securities Act of 1933, the Securities Exchange Act of 1934, the Texas Securities Act, or any of the various rules and regulations promulgated thereunder; and we express no opinion as to the compliance by the parties to such transaction with such Acts, rules, and regulations.

          The qualification of any opinion or statement herein by the use of the words"knowledge,""current actual knowledge,""known to us,""of which we are aware,""to our knowledge" or"to the best of our knowledge" means that during the course of our representation of Company in connection with the issuance of the Debenture, no fact or circumstances is known to us or has come to the attention of the attorneys directly involved in the transactions or who have regularly worked on matters on behalf of the Company surrounding the issuance of the Debenture or entering into the Debenture Documents which give such attorneys actual knowledge of the existence of documents or facts so qualified. Furthermore, except as otherwise expressly set forth herein, we have not undertaken any investigation to determine the existence or absence of such documents or facts, and no inference as to our knowledge of the existence of such documents or facts should be drawn from the fact of our representation of Company or otherwise.

     We are licensed to practice law only in the State of Texas. This opinion letter is limited to the laws of the State of Texas and of the United States of America, and to acts or events determined according to such laws and the courts of the State of Texas and federal courts sitting in Texas, and we express no opinion with respect to the effect of any laws other than the laws of the State of Texas and the United States of America.

          This opinion letter is limited to the matters expressly set forth in numbered opinion paragraphs 1 through 6, and no opinion is to be inferred or may be implied beyond the matters expressly so stated.

     We are furnishing this opinion letter to Holder solely for the benefit of Holder and solely for the purpose of complying with Holder's requirements under the Purchase Agreement. This is submitted as a legal opinion only of the matters discussed herein. This opinion letter may not be used, circulated, quoted, or otherwise referred to in connection with any transaction other than the Loan without our prior written consent, and may not be relied upon in any manner by any person, firm, or entity whatsoever other than Holder and its successors and assigns and its legal counsel. We disclaim any requirement to update this opinion letter subsequent to the date hereof.

                                   Respectfully submitted,

                                   LAW, SNAKARD & GAMBILL,

                                   A Professional Corporation

VER/dc

                                EXHIBIT 10.12

                               VOTING AGREEMENT

                             VOTING AGREEMENT

     This Voting Agreement (the "Agreement") dated this 10th day of December, 1999 (the "Effective Date"), by and between those certain individuals set forth on Exhibit A attached hereto and incorporated herein for all purposes (collectively, the "Shareholders" or individually, a "Shareholder"), TGC Industries, Inc., a Texas corporation (the "Corporation"), and WEDGE Energy Services, L.L.C., a Delaware limited liability company ("WEDGE").

                               R E C I T A L S :

     A. The Shareholders are the beneficial owners of the shares of common stock of the corporation (the "Shares") set forth opposite their respective names set forth on Exhibit A hereto, and each are entitled to vote the Shares in accordance with the terms and conditions provided herein.

     B. In order to facilitate a financing transaction between the Corporation and WEDGE entered into simultaneously herewith, the Shareholders are required to enter into this Agreement evidencing their respective agreement to vote their Shares at each and every special and or annual shareholders' meeting in accordance with the terms provided herein for a slate of directors nominated by the Board of Directors of the Corporation, which must include two (2) representatives of WEDGE.

                               A G R E E M E N T S :

     NOW, THEREFORE, in consideration of the covenants and promises contained in this Agreement and for other good and valuable consideration recited above, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

     1. Limited Voting Agreement. Upon executing this Agreement, the Shareholders will agree to vote the Shares in favor of the nominations by the Board of Directors to serve on the Board of Directors of the Corporation. The Shareholders agree to vote in person, or by proxy, for the Board of Directors nominees, and each understands that without the agreement to do so, WEDGE would not have entered into the financing agreement entered into simultaneously herewith.

     2. Shareholder Representation. The Shareholders and each Shareholder hereby represent and warrant to the Corporation and WEDGE that each is the beneficial holder and owner of the Shares set forth opposite their name on Exhibit A hereto, and as such, each has the unfettered, absolute and unqualified right to vote his Shares in the manner prescribed herein.

     3. Proxy Statement Disclosure. The Corporation acknowledges to the Shareholders that it has entered into an agreement with WEDGE whereby it has agreed to cause for the expansion of the Board to seven (7) members and to immediately cause the Board of Directors to call a special meeting of the Shareholders owning any and all capital stock in the Corporation, and to cause the names of two (2) WEDGE nominees to be placed on the ballot for election by the Shareholders entitled to vote thereon. Thereafter, the Board of Directors of the Corporation has also agreed to subsequently cause to be nominated at each successive election of directors, two (2) representatives of WEDGE to serve on the Board of Directors until their successors shall have been duly elected. Additionally, the Corporation has also agreed that it will cause to be contained in each proxy statement filed during the effectiveness of this Agreement a statement which will disclose the existence of this Agreement and the requirement of the Shareholders to vote in favor of the two (2) WEDGE nominees.

     4. Filing with Corporation. This Agreement shall be deposited with the Secretary of the Corporation at its registered office and shall be subject to examination by any shareholder of the Corporation or by any Shareholder, in person or by agent or attorney, as are the books and records of the Corporation at any reasonable time for a proper purpose.

     5. Term. The term of this Agreement shall commence on the Effective Date and shall terminate on the sooner to occur of (i) WEDGE no longer owning at least ten percent (10%) of the total issued and outstanding Shares of capital stock of the Corporation on a fully diluted basis calculated in accordance with the "treasury method", (ii) redemption of the Debenture held by WEDGE by the Corporation in accordance with the terms of any agreement executed simultaneously herewith, or (iii) ten (10) years from the date hereof.

     6. Assignment, Sale or Transfer of Shares of Shareholders. Each of the Shareholders agree that in the event any of them shall decide to sell, transfer or convey any or all of his Shares, he shall, prior to doing so, notify WEDGE of same. In the event there shall be a sale, transfer or assignment to any affiliate or family member, the Shareholder agrees that such sale, transfer or conveyance shall not be made unless the transferee shall agree in writing, approved by WEDGE, to be bound by all terms and conditions contained in this Agreement. For purposes of this section, the term "affiliate" shall have the meaning ascribed to it in the Securities Act of 1933, as amended.

     7. Remedies for Breach of Agreement. Each of the Shareholders acknowledge that in the event such Shareholder shall breach, or intend to breach, any terms or conditions of this Agreement, WEDGE shall have the right to seek any equitable or legal remedy it may be entitled to against such Shareholder, including specific performance. In the event WEDGE shall file any action seeking an equitable remedy, the parties acknowledge that if a bond shall be required, WEDGE shall not be obligated to post greater than $1,000 for such bond. In addition to the remedies provided for herein, WEDGE shall be entitled to any and all other remedies that it may be entitled in accordance with applicable law.

     8. Miscellaneous.

     8.01. Binding Effect; No Other Agreements or Arrangements. This Agreement shall be binding upon the parties and their respective heirs, executors, administrators, successors, assigns and legal representatives. Each party to this Agreement hereby represents and warrants to all other parties that, except for this Agreement, such party has not entered into, or agreed to be bound by, and will not, so long as the terms of the Agreement remain in effect, enter into, or agree to be bound by, any other voting arrangements or voting agreements of any kind with any other person (including a party) with respect to the Shares, other than this Agreement.

     8.02. Waiver. A party's failure to insist on compliance or enforcement of any provision of this Agreement, shall not affect the validity or enforceability or constitute a waiver of future enforcement of that provision or of any other provision of this Agreement by that party or any other party.

     8.03. Governing Law; Jurisdiction. This Agreement shall in all respect be subject to, governed by, and interpreted in accordance with, the laws of the State of Texas. The parties agree that jurisdiction over any dispute relating to this Agreement shall reside in any court or other judicial or quasi-judicial body such as an arbiter or mediator that is located within the State of Texas, and they hereby consent to such jurisdiction and agree to appear in the State of Texas with regard to any such dispute.

     8.04. Severability. The invalidity or unenforceability of any provision of this Agreement shall not effect the validity or enforceability of any other provision of this Agreement, and this Agreement shall be construed in all respect as if such invalid or unenforceable provision has never been in the Agreement.

     8.05. Effectiveness of Voting Agreements. To the extent this Agreement is a "voting agreement" under Article 2.30B of the Texas Business Corporation Act, it shall be effective, as provided in this Agreement or any extension of this Agreement in accordance with Article 2.30B.

     8.06. Headings; Execution in Counterparts. The headings and captions contained in this Agreement are for convenience and shall not control or affect the meaning or construction of any provision of this Agreement. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original and which, together, shall constitute one and the same instrument.

     8.07. Entire Agreement. This Agreement, including all exhibits and schedules to this Agreement, embodies the entire Agreement and understanding of the parties to this Agreement with respect to the subject matter contained in this Agreement, and this Agreement supersedes and replaces all prior agreements and understandings between the parties concerning such subject matter.

     8.08. Amendments. This Agreement shall not be modified or amended except by a writing signed by each party.

     8.09. Notices; Shareholder Representative. Any and all notices required by this Agreement shall be deemed to be received (i) when personally delivered to the recipient, (ii) when sent via facsimile, upon receipt of a confirmation or acknowledgment of receipt of facsimile transmittal, provided a confirmation copy is sent by first class mail, (iii) on the next business day after the date of deposit with an overnight courier, or (iv) five (5) days after postmark when deposited with the United States or other foreign country mail. For purposes of receiving notices and any other purpose under this Agreement by the Shareholders, each Shareholder, by his execution hereof, hereby appoints Wayne Whitener, as his representative (the "Shareholder Representative") for receiving of notices under this Agreement. The address of the Shareholder Representative is 1304 Summit Avenue, Suite 2, Plano, Texas 75074. The address of the Corporation for notice purposes is 1304 Summit Avenue, Suite 2, Plano, Texas 75074. The address for WEDGE for notice purposes is 1415 Louisiana, Suite 3000, Houston, Texas 77002, Attention: President, with a second notice addressed to 1415 Louisiana, Suite 3000, Houston, Texas 77002, Attention: General Counsel.

     8.10. Attorneys' Fees. In the event that any action, suit or other proceeding arising from, or based on, this Agreement is brought by any party against any other party to this Agreement, the prevailing party shall be entitled to recover from the non-prevailing party reasonable attorneys' fees and costs in connection with such action, suit or proceeding.


                         [SIGNATURES ON NEXT PAGE]

     IN WITNESS WHEREOF the parties hereto have executed this Agreement as of the date first above written.

                                        TGC INDUSTRIES, INC.

                                        /s/ Wayne Whitener

                                        ---------------------------------
                                        Printed Name:  Wayne Whitener
                                        Title:  President

                                        SHAREHOLDERS:

                                        /s/ Allen McInnes

                                        ---------------------------------
                                        Allen McInnes

                                        /s/ Wayne Whitener

                                        ---------------------------------
                                        Wayne Whitener

                                        /s/ Herbert Gardner

                                        ---------------------------------
                                        Herbert Gardner

                                        /s/ William J. Barrett

                                        ---------------------------------
                                        William J. Barrett

                                        /s/ Edward L. Flynn

                                        ---------------------------------
                                        Edward L. Flynn

                                        WEDGE ENERGY SERVICES, L.L.C.

                                        /s/ Bill White

                                        ---------------------------------
                                        Printed Name: Bill White
                                        Title: President

                                EXHIBIT A

                          TGC Industries, Inc.
                  Shareholders' Ownership Percentage

                       as of December 1, 1999

     SHAREHOLDERS                           PREFERRED             COMMON

     Allen McInnes                            63,162              335,844

     Wayne Whitener                            3,000               10,317

     Herbert Gardner                          47,500              155,259

     William J. Barrett                       72,500              260,910

     Edward L. Flynn                         125,131              230,309

          Total Shareholders' Shares:        311,393              992,639

     Total Capital Stock Outstanding       1,115,750            2,253,184

     Percent of Ownership                      27.9%                 44.1%

     Total Common Shares Outstanding       2,253,184

     Total Preferred Shares Outstanding    1,115,750

          Total Outstanding Shares:        3,368,934

Total Number of Shares Held

by Shareholders                            1,303,932

Percent Held by Shareholders                   38.7%

                                EXHIBIT 10.13

                            1999 Stock Option Plan

                                     of

                             TGC Industries, Inc.

                             Table of Contents

                                                                       Page

Article I:    Definitions
              Sec. 1:1.     Act
              Sec. 1:2.     Affiliates
              Sec. 1:3.     Agreement

              Sec. 1:4.     Board of Directors
              Sec. 1:5.     Code
              Sec. 1:6.     Committee
              Sec. 1:7.     Eligible Individuals
              Sec. 1:8.     Fair Market Value
              Sec. 1:9.     Holder
              Sec. 1:10.     Incentive Stock Options
              Sec. 1:11.     Nonstatutory Stock Options
              Sec. 1:12.     Options
              Sec. 1:13.     Stock

Article II:   Stock and Maximum Number of Shares Subject to the Plan
              Sec. 2:1.     Description of Stock and Maximum Shares Allocated
              Sec. 2:2.     Restoration of Shares

Article III:  Administration of the Plan
              Sec. 3:1.     Stock Option Committee
              Sec. 3:2.     Duration, Removal, Etc.
              Sec. 3:3.     Meetings and Actions of Committee
              Sec. 3:4.     Committee's Powers

Article IV:   Eligibility and Participation
              Sec. 4:1.     Eligible Individuals
              Sec. 4:2.     No Right to Option

Article V:    Grant of Options and Certain Terms of the Agreements
              Sec. 5:1.     Determination of Eligible Individuals
              Sec. 5:2.     Date of Grant
              Sec. 5:3.     Stock Option Agreement
              Sec. 5:4.     Forfeiture of Stock
              Sec. 5:5.     Cash Awards

Article VI:   Terms and Conditions of Options
              Sec. 6:1.     Number of Shares
              Sec. 6:2.     Exercise Price

              Sec. 6:3.     Medium and Time of Payment, Method of Exercise,
                            and Withholding Taxes

              Sec. 6:4.     Terms, Time of Exercise, and Transferability of
                            Options

              Sec. 6:5.     Limitation on Aggregate Value of Shares That May
                            Become First Exercisable During Any Calendar Year
                            Under an Incentive Stock Option

              Sec. 6:6.     Adjustments Upon Changes in Capitalization,
                            Merger, Etc.

              Sec. 6:7.     Rights as a Shareholder

              Sec. 6:8.     Modification, Extension, and Renewal of Options
              Sec. 6:9.     Furnish Information
              Sec. 6:10.    Obligation to Exercise; Termination of Employment
              Sec. 6:11.    Agreement Provisions

Article VII:  Duration of Plan
Article VIII: Amendment of Plan

Article IX:   General

              Sec. 9:1.     Application of Funds

              Sec. 9:2.     Right of Company and Affiliates to Terminate
                            Employment

              Sec. 9:3.     No Liability for Good Faith Determinations
              Sec. 9:4.     Information Confidential
              Sec. 9:5.     Other Benefits
              Sec. 9:6.     Execution of Receipts and Releases
              Sec. 9:7.     No Guarantee of Interests
              Sec. 9:8.     Payment of Expenses
              Sec. 9:9.     Company Records
              Sec. 9:10.    Information
              Sec. 9:11.    No Liability of Company
              Sec. 9:12.    Company Action
              Sec. 9:13.    Severability
              Sec. 9:14.    Notices
              Sec. 9:15.    Waiver of Notice
              Sec. 9:16.    Successors
              Sec. 9:17.    Headings
              Sec. 9:18.    Governing Law
              Sec. 9:19.    Word Usage
              Sec. 9:20.    Remedies

Article X:    Approval of Shareholders

                          1999 Stock Option Plan
                                    of

                           TGC Industries, Inc.

     This TGC Industries, Inc. 1999 Stock Option Plan (the "Plan") provides for the granting of:

          (a) Incentive Stock Options (hereinafter defined) to certain key employees of TGC Industries, Inc., a Texas corporation ("Company"), and/or its Affiliates (hereinafter defined), and

     (b) Nonstatutory Stock Options (hereinafter defined) to certain key employees of Company, and/or its Affiliates, and to certain individuals who are not employees of Company or its Affiliates.

     The purpose of the Plan is to provide an incentive for key employees of Company and/or its Affiliates, and for individuals who are not employees of Company and/or its Affiliates but who from time to time provide substantial advice or other assistance or services to Company and/or its Affiliates, to remain in the service of Company and/or its Affiliates or continue to provide such assistance, to extend to them the opportunity to acquire a proprietary interest in Company so that they will apply their best efforts for the benefit of Company, and to aid Company in attracting able persons to enter the service of Company and/or its Affiliates or provide such assistance.

                                   Article I
                                  Definitions

     Sec. 1:1. Act. "Act" shall mean the Securities Exchange Act of 1934, as amended.

     Sec. 1:2. Affiliates. "Affiliates" shall mean: (a) any corporation, other than Company, in an unbroken chain of corporations ending with Company if each of the corporations, other than Company, owns stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in such chain; and (b) any corporation, other than Company, in an unbroken chain of corporations beginning with Company if each of the corporations, other than the last corporation in the unbroken chain, owns stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

     Sec. 1:3. Agreement. "Agreement" shall mean the written agreement between Company and a Holder evidencing the Option granted by Company and the understanding of the parties with respect thereto.

     Sec. 1:4. Board of Directors. "Board of Directors" shall mean the board of directors of Company.

     Sec. 1:5. Code. "Code" shall mean the Internal Revenue Code of 1986, as amended.

     Sec. 1:6.  Committee.  "Committee"  shall mean the committee  designated in
Article III hereof by the Board of Directors to administer this Plan.

     Sec. 1:7. Eligible Individuals. "Eligible Individuals" shall mean: (a) key employees, including officers and/or directors who are also employees of Company and/or of any of its Affiliates; and (b) individuals who are not employees of Company and/or of its Affiliates but who from time to time provide substantial advice or other assistance or services to Company and/or its Affiliates.

     Sec. 1:8. Fair Market Value. "Fair Market Value" shall mean, if the Stock is traded on one or more established markets or exchanges, the mean of the opening and closing prices of the Stock on the primary market or exchange on which the Stock is traded, and if the Stock is not so traded or the Stock does not trade on the relevant date, the value determined in good faith by the Board of Directors. For purposes of valuing Incentive Stock Options, the Fair Market Value of stock shall be determined without regard to any restriction other than one which, by its terms, will never lapse.

     Sec. 1:9. Holder. "Holder" shall mean an Eligible Individual to whom an Option has been granted.

     Sec. 1:10. Incentive Stock Options. "Incentive Stock Options" shall mean stock options that are intended to satisfy the requirements of Sec. 422 of the Code.

     Sec. 1:11. Nonstatutory Stock Options. "Nonstatutory Stock Options" shall mean stock options that are not intended to be, or are not denominated as, Incentive Stock Options.

     Sec. 1:12. Options. "Options" shall mean either Incentive Stock Options or Nonstatutory Stock Options, or both.

     Sec. 1:13. Stock. "Stock" shall mean Company's authorized $.30 par value Common Stock.

                                   Article II

             Stock and Maximum Number of Shares Subject to the Plan

     Sec. 2:1. Description of Stock and Maximum Shares Allocated. The Stock which Options granted hereunder give a Holder the right to purchase may be unissued or reacquired shares of Stock, as the Board of Directors may, in its sole and absolute discretion, from time to time determine. Subject to the adjustments in Sec. 6.6 hereof, the aggregate number of shares of Stock to be issued pursuant to the exercise of all Options granted hereunder may equal, but may not exceed, 300,000 shares of Company's Stock.

     Sec. 2:2. Restoration of Shares. If an Option hereunder expires, terminates, or is not exercised for any reason during the term of this Plan, the shares of Stock which were subject to such Option shall be "restored" to the Plan by again being available for Options granted after the shares' restoration, effective as of the first day of the year following such expiration, termination, or non-exercise.


                                 Article III
                          Administration of the Plan

     Sec. 3:1. Stock Option Committee. This Plan will be administered by a Committee consisting of four members to be appointed by Company's Board of Directors. The members of the Stock Option Committee must be members of the Company's Board of Directors.

     Sec. 3:2. Duration, Removal, Etc. The members of the Committee shall serve at the pleasure of the Board of Directors, which shall have the power, at any time and from time to time, to remove members from the Committee or to add members thereto. Vacancies on the Committee, however caused, shall be filled by the Board of Directors.

     Sec. 3:3. Meetings and Actions of Committee. The Committee shall elect one of its members as its Chairman and shall hold its meetings at such times and places as it may determine. All decisions and determinations of the Committee shall be made by the majority vote of all of its members present at a meeting; provided, however, that any decision or determination reduced to writing and signed by all of the members of the Committee shall be as fully effective as if it had been made at a meeting duly called and held. The Committee may make any rules and regulations for the conduct of its business that are not inconsistent with the provisions hereof and with the Bylaws of Company.

          Sec. 3:4. Committee's Powers. Subject to the express provisions hereof, the Committee shall have the authority, in its sole and absolute discretion to: (a) adopt, amend, and rescind administrative and interpretive rules and regulations relating to the Plan; (b) determine the terms and provisions of the respective Agreements (which need not be identical), including provisions defining or otherwise relating to: (i) subject to Article VI of the Plan, the term and the period or periods and extent of exercisability of the Options, (ii) the extent to which the transferability of shares of Stock issued upon exercise of Options is restricted, (iii) the effect of termination of employment upon the exercisability of the Options, and (iv) the effect of approved leaves of absence (consistent with any applicable regulations of the Internal Revenue Service); (c) accelerate the time of exercisability of any Option that has been granted; (d) construe the respective Option Agreements and the Plan; and (e) make all other determinations and perform all other acts necessary or advisable for administering the Plan, including the delegation of such ministerial acts and responsibilities as the Committee deems appropriate. The Committee may correct any defect or supply any omission or reconcile any inconsistency in the Plan or in any Agreement in the manner and to the extent it shall deem expedient to carry it into effect, and it shall be the sole and final judge of such expediency. The determination of the Committee on the matters referred to in this Sec. 3.4 shall be final and conclusive.

                                 Article IV
                        Eligibility and Participation

     Sec. 4:1. Eligible Individuals. Options may be granted hereunder only to persons who are Eligible Individuals at the time of the grant thereof. Notwithstanding any provision contained herein to the contrary, a person may not receive an Incentive Stock Option hereunder unless he or she is an employee of Company and/or an Affiliate, nor shall a person be eligible to receive an Incentive Stock Option hereunder if he or she, at the time such Option is granted, would own (within the meaning of Secs. 422 and 424 of the Code) stock possessing more than ten percent (10%) of the total combined voting power or value of all classes of stock of Company or an Affiliate, unless at the time such Incentive Stock Option is granted the exercise price per share is at least one hundred ten percent (110%) of the Fair Market Value of each share of stock to which the Incentive Stock Option relates and the Incentive Stock Option is not exercisable after the expiration of five (5) years from the date it is granted.

     Sec. 4:2. No Right to Option. The adoption of the Plan shall not be deemed to give any person a right to be granted an Option.


                                  Article V

              Grant of Options and Certain Terms of the Agreements

     Sec. 5:1. Determination of Eligible Individuals. Subject to the express provisions hereof, the Committee shall determine which Eligible Individuals shall be granted Options hereunder from time to time. In making grants, the Committee shall take into consideration the contribution the potential Holder has made or may make to the success of Company and/or its Affiliates along with such other considerations as the Board of Directors may from time to time specify. The Committee shall also determine the number of shares subject to each of such Options and shall authorize and cause Company to grant Options in accordance with such determinations.

     Sec. 5:2. Date of Grant. The date on which the Committee completes all action constituting an offer of an Option to an individual, including the specification of the number of shares of Stock to be subject to the Option, shall be the date on which the Option covered by an Agreement is granted, even though certain terms of the Agreement may not be determined at such time and even though the Agreement may not be executed until a later time. For purposes of the preceding sentence, an offer shall be deemed made if the Committee has completed all such action and has communicated the grant thereof to the potential Holder. In no event, however, may an Optionee gain any rights in addition to those specified by the Committee in its grant, regardless of the time that may pass between the grant of the Option and the actual execution of the Agreement by Company and the Optionee.

     Sec. 5:3. Stock Option Agreement. Each Option granted hereunder shall be evidenced by an Agreement, executed by Company and the Eligible Individual to whom the Option is granted, incorporating such terms as the Committee deems necessary or desirable. More than one Option may be granted hereunder to the same Eligible Individual and be outstanding concurrently hereunder. In the event an Eligible Individual is granted both one or more Incentive Stock Options and one or more Nonstatutory Stock Options, such grants shall be evidenced by separate Agreements, one for each of the Incentive Stock Option grants and one for each of the Nonstatutory Stock Option grants.

     Sec. 5:4. Forfeiture of Stock. Each Agreement may provide for conditions giving rise to the forfeiture of the Stock acquired pursuant to an Option granted hereunder and/or such restrictions on the transferability of shares of Stock acquired pursuant to an Option granted hereunder as the Committee in its sole and absolute discretion deems proper or advisable. Such conditions giving rise to forfeiture may include, but need not be limited to, the requirement that the Holder render substantial services to Company and/or its Affiliates for a specified period of time. Such restrictions on transferability may include, but need not be limited to, options and rights of first refusal in favor of Company.

     Sec. 5:5. Cash Awards. In addition, the Board of Directors may authorize the Committee to grant cash awards payable in connection with the exercise of an Option upon such terms and conditions as are specified by the Board of Directors; provided that no such cash award shall be effective unless it complies with any applicable requirements for exemption from liability pursuant to Rule 16b-3 promulgated under the Act.


                                   Article VI
                        Terms and Conditions of Options

     All Options granted hereunder shall comply with, be deemed to include, and shall be subject to, the following terms and conditions:

     Sec. 6:1. Number of Shares. Each Agreement shall state the number of shares of Stock to which it relates. Except to the extent an Agreement otherwise provides, the following limitations shall apply to the exercise of each Option:

     A. First Year. A Holder may not exercise any portion of his or her Option during the first twelve (12) month period following the date of grant of such Option.

     B. After First Year. A Holder may exercise up to (but not more than) one-third of the total shares of Stock subject to his or her Option at any time after the first twelve (12) month period following the day of grant of such Option.

     C. After Second Year. A Holder may exercise up to (but not more than) two-thirds of the total shares of Stock subject to his or her Option at any time after the first twenty-four (24) month period following the date of grant of such Option.

     D. After Third Year. A Holder may exercise all of the shares of Stock subject to his or her Option at any time after the first thirty-six (36) month period following the date of grant of such Option.

     E. Senior Status. Notwithstanding the limitations stated above, if a Holder is sixty-five (65) years of age or older at the time his or her Option is granted, such Holder may exercise up to (but not more than) one-half of the total shares of Stock subject to such Option at any time during the first twelve
(12) month period following the date of grant of such Option and thereafter may exercise all of the shares of Stock subject to such Option.

     F. De Minimus Limitation. Subject to the limitations stated above, each Option may be exercised at one time or on several successive occasions; however, each Option may not be exercised in an amount less than one hundred (100) shares at any one time (unless such exercise is being made as to the entire portion of Stock which may be purchased pursuant to this Plan).

     Sec. 6:2. Exercise Price. Each Agreement shall state the exercise price per share of Stock. The exercise price per share of stock subject to an Incentive Stock Option shall not be less than the greater of: (a) the par value per share of the Stock; or (b) one hundred percent (100%) of the Fair Market Value per share of Company's Stock on the date of the grant of the Option. The exercise price per share of stock subject to a Nonstatutory Stock Option shall not be less than fifty percent (50%) of the Fair Market Value per share of the Stock on the date of the grant of the Option.

     Sec. 6:3. Medium and Time of Payment, Method of Exercise, and Withholding Taxes.

     A. Exercise of Option. Except as otherwise permitted below, the exercise price of stock covered by an Option shall be payable upon the exercise of the Option in cash, by certified or cashier's check. Exercise of an Option shall not be effective until Company has received written notice of exercise. Such notice must specify the number of whole shares to be purchased and be accompanied by payment in full of the aggregate exercise price of the number of shares purchased. Company shall not in any case be required to sell, issue, or deliver a fractional share with respect to any Option.

     1. Stock-for-Stock Exercise. With the consent of the Committee, the Holder may pay the exercise price with shares of Stock of Company which have been held by the Holder for at least six (6) months prior to the date of exercise, or with the consent of the Committee, by a combination of cash and such shares. Such Stock shall be duly endorsed for transfer to Company. Such Stock shall be deemed to have a fair market value on the date of delivery equal to the aggregate purchase price of the shares with respect to which such Option or portion thereof is being exercised.

     2. Cashless Exercise/Sale Method. With the consent of the Committee, payment in full of the exercise price of the Option may be made through the Company's receipt of a copy of instructions to a broker directing such broker to sell the Stock for which the Option is being exercised, to remit to the Company an amount equal to the aggregate exercise price of such Option, with the balance being remitted to Holder.

     3. Cashless Exercise/Net Method. With the consent of the Committee, payment in full of the exercise price of the Option may be made, based on written instructions received from the Holder, by Company's issuance to the Holder of that number of shares of Stock having a fair market value equal to only the "profit portion" of his, her, or its Option (i.e., the excess of the then fair market value of the Stock over the Holder's exercise price).

     B. New Options. In the event that a Holder pays the exercise price of his Option, in whole or in part, with previously owned shares of Stock, pursuant to the rules specified above, then, if and to the extent approved by the Committee, in addition to the shares of Stock purchased pursuant to the Option exercise, such Holder shall also receive a new Option, subject to the terms and conditions set forth below and in the Holder's individual Stock Option Agreement. Upon exercise of the Option with payment in the form of either shares of Stock or a combination of cash and shares of Stock, the Committee may, in its sole and absolute discretion, grant the Holder a new Option for shares of Stock equal to the number of shares that were delivered by the Holder to Company to pay, in whole or in part, the exercise price of the previous Option. The exercise price of the new Option shall be equal to at least 100% of the Fair Market Value per share of the Stock on the date of the exercise of the previous Option. Provided, however, the new Option cannot be exercised by the Holder until the later of:
(1) the  exercisability  dates specified in the individual Option Agreement;  or
(2) six (6) months after the date of grant. As a further condition on the exercisability of the new Option, the shares of Stock received by the Holder upon exercise of his or her previous Option must be held by the Holder for at least six (6) months prior to any sale of such shares by the Holder. Any sale of such shares by a Holder prior to the expiration of the six (6) month holding period shall render the new Option non-exercisable. Nothing in this paragraph shall prevent the Committee from granting a Holder another new Option in the future when the previous new Option is exercised by the Holder with the payment of previously owned shares of Stock.

          C.     Withholding.

     1. General. The Committee may, in its discretion, require a Holder to pay to Company at the time of exercise of an Option (or portion thereof) the amount that Company deems necessary to satisfy its obligation to withhold Federal, state, or local income or other taxes incurred by reason of the exercise. Upon the exercise of an Option requiring tax withholding, a Holder may make a written request to have shares of stock withheld by Company from the shares otherwise to be received. The number of shares so withheld shall have an aggregate Fair
Market Value on the date of exercise sufficient to satisfy the applicable withholding taxes. The acceptance of any such request by a Holder shall be at the sole discretion of the Committee, including, if deemed necessary by the Committee, approval by the Securities and Exchange Commission and the satisfaction of any additional requirements necessary to obtain such approval.

               2. Additional Sec. 16b Requirements. Currently, with respect to Option holders subject to liability under Section 16b of the Act, such additional requirements include the following: (1) any previously owned shares of Stock used to satisfy the withholding obligation must have been held by the taxpayer for at least six (6) months, and any Option shares otherwise issuable hereunder to be withheld to satisfy such obligations may be so withheld only if both the exercise of the Option and the election to have shares withheld are made at least six (6) months after the date of grant; (2) the Option holder's election must be made: (a) at least six (6) months less one day prior to the date on which the option exercise becomes taxable, or (b) within a 10-day "window period" beginning on the third business day following the release of Company's annual or quarterly financial reports and ending on the twelfth day thereafter (but in no event later than the date the option exercise becomes taxable); (3) Company has been subject to the Act's reporting requirements for more than a year and has filed all reports and statements required to be filed pursuant to Section 13 of the Act; (4) Company regularly issues quarterly or annual summary statements of sales and earnings; (5) all members of the Committee administering the Plan with respect to Option holders subject to liability under Section 16b of the Act are "disinterested" in accordance with Rule 16b-3 promulgated under the Act; (6) the Committee will be empowered to consent to or disapprove an Option holder's withholding election; and (7) any withholding election will be required to be irrevocable.

     Sec. 6:4.     Terms, Time of Exercise, and Transferability of Options.

     A. Decrease in Term of Option. In addition to such other terms and conditions as may be included in a particular Agreement granting an Option, an Option shall be exercisable during a Holder's lifetime only by him or her or by his or her guardian or legal representative. An Option shall not be transferrable other than by will or the laws of descent and distribution. Each Option shall also be subject to the following terms and conditions (except to the extent a Holder's Agreement otherwise provides):

          1.  Termination of Employment or Directorship.

              a. Voluntary Termination. If a Holder ceases to be employed by at least one of the employers in the group of employers consisting of Company and its Affiliates because the Holder voluntarily terminates his or her employment with such group of employers and the Holder does not remain or thereupon become a director of Company or one or more of its Affiliates, or if a Holder ceases to be a director of at least one of the corporations in the group of corporations consisting of Company and its Affiliates and the Holder does not remain or thereupon become an employee of Company or one or more of its Affiliates, the portion (if any) of an Option that remains unexercised, including that portion (if any) that pursuant to the Agreement is not yet exercisable, as of the date of the Holder's termination of employment or ceasing to be a director, whichever occurs later, shall terminate and cease to be exercisable as of such date (or ninety [90] days prior thereto if the Holder elected to exercise his or her Option in anticipation of such termination [to be determined in the sole discretion of the Committee]).

              b. Termination for Cause. If a Holder ceases to be employed by at least one of the employers in the group of employers consisting of Company and its Affiliate because any of such entities terminates the Holder's employment for cause, the portion (if any) of an Option that remains unexercised, including that portion (if any) that pursuant to the Agreement is not yet exercisable, at the time of the Holder's termination of employment, shall terminate and cease to be exercisable immediately upon such termination (or ninety [90] days prior thereto if the Holder elected to exercise his or her Option in anticipation of such termination [to be determined in the sole discretion of the Committee]). A Holder's employment shall be deemed terminated "for cause" if terminated by the Board of Directors of Company (or the board of directors of an Affiliate) because of incompetence, insubordination, dishonesty, other acts detrimental to the interest of Company and/or its Affiliates, or any material breach by the Holder of any employment, nondisclosure, noncompetition, or other contract with Company and/or one of its Affiliates. Whether "cause" exists shall be determined by such Board of Directors in its sole discretion and in good faith. The exercise of an option in anticipation of a termination for cause shall be null and void.

     c. Termination Without Cause. If a Holder ceases to be employed by at least one of the employers in the group of employers consisting of Company and its Affiliates because one or more of such entities terminates the employment of the Holder for otherwise than for "cause," and the Holder does not remain or thereupon become a director of Company and/or one or more of its Affiliates, the Holder shall have the right for thirty (30) days following such termination to exercise the Option with respect to that portion thereof that has become exercisable pursuant to Holder's Agreement as of the date of such termination, and thereafter the Option shall terminate and cease to be exercisable.

     2. Disability. If a Holder ceases to be employed by at least one of the employers in the group of employers consisting of Company and its Affiliates by reason of disability (as defined in Sec. 22(e)(3) of the Code) and does not remain or thereupon become a director of Company or one or more of its Affiliates, or if the Holder ceases by reason of such disability to be a director of at least one of the corporations in the group of corporations consisting of Company and its Affiliates, the Holder shall have the right for ninety (90) days after the date of termination of employment with, or cessation of directorship of, such group of employers by reason of disability, whichever occurs later, to exercise an Option to the extent such Option is exercisable on the date of his or her termination of employment, and thereafter the Option shall terminate and cease to be exercisable.

     3. Death. If a Holder dies while in the employ of Company or an Affiliate, or dies while a director of Company or an Affiliate, his or her Option shall be exercisable by his or her legal representatives, legatees, or distributees for six (6) months following the date of the Holder's death to the extent such Option is exercisable on the Holder's date of death, and thereafter the Option shall terminate and cease to be exercisable.

     B. Term of Option. Notwithstanding any other provision of this Plan, including the provisions of Subsection A above, no Incentive Stock Option may be exercised after the expiration of ten (10) years from the date it was granted (or the period specified in Sec. 4.1, if applicable). The Committee may prescribe in any Agreement that the Option evidenced thereby may be exercised in full or in part as to any number of shares subject thereto at any time or from time to time during the term of the Option, or in such installments at such times during said term as the Committee may prescribe. Except as provided above and unless otherwise provided in any Agreement, an Option may be exercised at any time or from time to time during the term of the Option. Such exercise may be as to any or all whole (but no fractional) shares which have become purchasable under the Option.

     C. Issuance of Stock Certificates. Within a reasonable time, or such time as may be permitted by law, after Company receives written notice that the Holder has elected to exercise all or a portion of an Option, such notice to be accompanied by payment in full of the aggregate exercise price of the number of shares purchased, Company shall issue and deliver a certificate representing the shares acquired as a result of the exercise and any other amounts payable in consequence of such exercise. In the event that a Holder exercises both an Incentive Stock Option, or portion thereof, and a Nonstatutory Stock Option, or a portion thereof, separate Stock certificates shall be issued, one for the Stock subject to the Incentive Stock Option and one for the Stock subject to the Nonstatutory Stock Option. The number of shares of Stock transferrable due to an exercise of an Option under this Plan shall not be increased due to the passage of time, except as may be provided in an Agreement.

     D. Issuance in Compliance With Securities Laws. Nothing herein or in any Option granted hereunder shall require Company to issue any shares upon exercise of any Option if such issuance would, in the opinion of counsel for Company, constitute a violation of the Securities Act of 1933, as amended, or any similar or superseding statute or statutes, or any other applicable statute or regulation, as then in effect.

     E. Investment Legend. At the time of exercise of an Option, Company may, as a condition precedent to the exercise of such Option, require from the Holder of the Option (or in the event of his or her death, his or her legal representatives, legatees, or distributees) such written representations, if any, concerning his or her intentions with regard to the retention or disposition of the shares being acquired by exercise of such Option and such written covenants and agreements, if any, as to the manner of disposal of such shares as, in the opinion of counsel to Company, may be necessary to ensure that any disposition by such Holder (or in the event of his or her death, his or her legal representatives, legatees, or distributees), will not involve a violation of the Securities Act of 1933, as amended, or any similar or superseding statute or statutes, or any other applicable state or federal statute or regulation, as then in effect. Certificates for shares of Stock, when issued, may have the following legend, or statements of other applicable restrictions, endorsed thereon, and may not be immediately transferable:

          The shares of Stock evidenced by this certificate have been issued to the registered owner in reliance upon written representations that these shares have been purchased for investment. These shares may not be sold, transferred, or assigned unless, in the opinion of Company and its legal counsel, such sale, transfer, or assignment will not be in violation of the Securities Act of 1933, as amended, applicable rules and regulations of the Securities and Exchange Commission, and any applicable state securities laws.

     Sec. 6:5. Limitation on Aggregate Value of Shares That May Become First Exercisable During Any Calendar Year Under an Incentive Stock Option. With respect to any Incentive Stock Option granted under this Plan, to the extent that the aggregate Fair Market Value of shares of Stock exceed $100,000, then such excess over $100,000 shall not be considered as subject to an Incentive Stock Option, but rather shall be considered as subject to a Nonstatutory Stock Option. This rule shall be applied by taking shares of Stock subject to Incentive Stock Options that are purchasable for the first time in the calendar year into account in the order in which such Incentive Stock Options were granted.

     Sec. 6:6.     Adjustments Upon Changes in Capitalization, Merger, Etc.

     A. Method of Adjustment. In the event of any change in the number of outstanding shares of Stock effected without receipt of consideration therefor by Company (other than as a result of the conversion of Company's Class B Common Stock into Class A Common Stock) by reason of a stock dividend, or split, combination, exchange of shares or other recapitalization, merger, or otherwise, in which Company is the surviving corporation, the aggregate number and class of the reserved shares, the number and class of shares subject to each outstanding Option, and the exercise price of each outstanding Option shall be automatically adjusted to accurately and equitably reflect the effect thereon of such change (provided that any fractional share resulting from such adjustment may be eliminated). In the event of a dispute concerning such adjustment, the decision of the Committee shall be conclusive. The number of reserved shares or the number of shares subject to any outstanding Option shall be automatically reduced by any fraction included therein which results from any adjustment made pursuant hereto.

     B. Termination of Option. The following provisions shall apply unless a Holder's Agreement provides otherwise. A dissolution or liquidation of Company; a sale of all or substantially all of the assets of Company where it is contemplated that within a reasonable period of time thereafter Company will either be liquidated or converted into a nonoperating company or an extraordinary dividend will be declared resulting in a partial liquidation of Company (but in all cases only with respect to those employees whom it is anticipated will lose their employment with Company and its Affiliates as a result of such sale of assets); a merger or consolidation (other than a merger effecting a reincorporation of Company in another state or any other merger or a consolidation in which the shareholders of the surviving corporation and their proportionate interests therein immediately after the merger or consolidation are substantially identical to the shareholders of Company and their proportionate interests therein immediately prior to the merger or consolidation) in which Company is not the surviving corporation (or survives only as a subsidiary of another corporation in a transaction in which the shareholders of the parent of Company and their proportionate interests therein immediately after the transaction are not substantially identical to the shareholders of Company and their proportionate interests therein immediately prior to the transaction) shall cause every Option then outstanding to terminate, but the Holders of each such then outstanding Option shall, in any event, have the right, immediately prior to such dissolution, liquidation, sale of assets, merger, consolidation, or transaction, to exercise each such Option, to the extent not theretofore exercised, without regard to the determination as to the periods and installments of exercisability made pursuant to a Holder's Agreement if (and only if) such Options have not at that time expired or been terminated.

     Sec. 6:7. Rights as a Shareholder. A Holder shall have no right as a shareholder with respect to any shares covered by his or her Option until a certificate representing such shares is issued to him or her. No adjustment shall be made for dividends (ordinary or extraordinary, whether in cash or other property) or distributions or other rights for which the record date is prior to the date such certificate is issued (except as provided in Sec. 6.6. hereof).

     Sec. 6:8. Modification, Extension, and Renewal of Options. Subject to the terms and conditions of and within the limitations of the Plan, the Committee may modify, extend, or renew outstanding Options granted under the Plan, or accept the surrender of Options outstanding hereunder (to the extent not theretofore exercised) and authorize the granting of new Options hereunder in substitution therefor (to the extent not theretofore exercised). The Committee may not, however, without the consent of the Holder, modify any outstanding Incentive Stock Options so as to specify a lower exercise price or accept the surrender of outstanding Incentive Stock Options and authorize the granting of new Options in substitution therefor specifying a lower option price. In addition, no modification of an Option granted hereunder may, without the consent of the Holder, alter or impair any rights or obligations under any Option theretofore granted hereunder to such Holder under the Plan, except as may be necessary with respect to Incentive Stock Options to satisfy the requirements of Sec. 422 of the Code.

     Sec. 6:9. Furnish Information. Each Holder shall furnish to Company all information requested by Company to enable it to comply with any reporting or other requirements imposed upon Company by or under any applicable statute or regulation.

     Sec. 6:10. Obligation to Exercise; Termination of Employment. The granting of an Option hereunder shall impose no obligation upon the Holder to exercise the same or any part thereof. In the event of a Holder's termination of employment with Company or an Affiliate, the unexercised portion of an Option granted hereunder shall terminate in accordance with Sec. 6.4 hereof.

     Sec. 6:11. Agreement Provisions. The Agreements authorized under the Plan shall contain such provisions in addition to those required by the Plan (including, without limitation, restrictions or the removal of restrictions upon the exercise of the Option and the retention or transfer of shares thereby acquired) as the Committee deems advisable. Each Agreement shall identify the Option evidenced thereby as an Incentive Stock Option or Nonstatutory Stock Option, as the case may be, and no Agreement shall cover both an Incentive Stock Option and Nonstatutory Stock Option. Except as provided by Subsection B of Sec. 6.6, each Agreement relating to an Incentive Stock Option granted hereunder shall contain such limitations and restrictions upon the exercise of the Incentive Stock Option to which it relates as is necessary for the Incentive Stock Option to which such Agreement relates to constitute an incentive stock option, as defined in Sec. 422 of the Code.


                                 Article VII
                               Duration of Plan

     No Incentive Stock Options may be granted hereunder after the date that is ten (10) years from the earlier of: (i) the date this Plan is adopted by the Board of Directors; or (ii) the date this Plan is approved by Company's shareholders. In addition, with respect to shares of Stock not currently covered by an outstanding Option, this Plan may be terminated at any time by the Board of Directors.


                                 Article VIII
                              Amendment of Plan

     The Board of Directors may, insofar as permitted by law, with respect to any shares at the time are not subject to Options, suspend or discontinue the Plan or revise or amend it in any respect whatsoever; provided, however, that, without the approval of the holders of a majority of the outstanding shares of voting stock of all classes of Company, no such revision or amendment shall: (a) change the number of shares of the Stock subject to the Plan, (b) change the designation of the class of employees eligible to receive Options, (c) decrease the price at which Incentive Stock Options may be granted, (d) remove the administration of the Plan from the Committee, or (e) without the consent of the affected Holder, cause the Incentive Stock Options granted hereunder and outstanding at such time that satisfied the requirements of Sec. 422 of the Code to no longer satisfy such requirements.

                               Article IX
                                 General

     Sec. 9:1. Application of Funds. The proceeds received by Company from the sale of shares pursuant to Options shall be used for general corporate purposes.

     Sec. 9:2. Right of Company and Affiliates to Terminate Employment. Nothing contained in the Plan, or in any Agreement, shall confer upon any Holder the right to continue in the employ of Company or any Affiliate, or interfere in any way with the rights of Company or any Affiliate to terminate his or her employment at any time.

     Sec. 9:3. No Liability for Good Faith Determinations. Neither the members of the Board of Directors nor any member of the Committee shall be liable for any act, omission, or determination taken or made in good faith with respect to the Plan or any Option granted under it, and members of the Board of Directors and the Committee shall be entitled to indemnification and reimbursement by Company in respect of any claim, loss, damage, or expense (including attorneys' fees, the costs of settling any suit, provided such settlement is approved by independent legal counsel selected by Company, and amounts paid in satisfaction of a judgment, except a judgment based on a finding of bad faith) arising therefrom to the full extent permitted by law and under any directors and officers liability or similar insurance coverage that may from time to time be in effect.

     Sec. 9:4. Information Confidential. As partial consideration for the granting of each Option hereunder, the Holder shall agree with Company that he or she will keep confidential all information and knowledge that he or she has relating to the manner and amount of his participation in the Plan; provided, however, that such information may be disclosed as required by law and may be given in confidence to the Holder's spouse, tax, and financial advisors, or to a financial institution to the extent that such information is necessary to secure a loan. In the event any breach of this promise comes to the attention of the Committee, it shall take into consideration such breach, in determining whether to recommend the grant of any future Option to such Holder, as a factor militating against the advisability of granting any such future Option to such individual.

     Sec. 9:5. Other Benefits. Participation in the Plan shall not preclude the Holder from eligibility in any other stock option plan of Company or any Affiliate or any old age benefit, insurance, pension, profit sharing retirement, bonus, or other extra compensation plans which Company or any Affiliate has adopted, or may, at any time, adopt for the benefit of its employees.

     Sec. 9:6. Execution of Receipts and Releases. Any payment of cash or any issuance or transfer of shares of Stock to the Holder, or to his or her legal representative, heir, legatee, or distributee, in accordance with the provisions hereof, shall, to the extent thereof, be in full satisfaction of all claims of such persons hereunder. The Committee may require any Holder, legal representative, heir, legatee, or distributee, as a condition precedent to such payment, issuance, or transfer, to execute a release and receipt therefor in such form as it shall determine.

     Sec. 9:7. No Guarantee of Interests. Neither the Committee nor Company guarantees the Stock of Company from loss or depreciation.

     Sec. 9:8. Payment of Expenses. All expenses incident to the administration, termination, or protection of the Plan, including, but not limited to, legal and accounting fees, shall be paid by Company or its Affiliates.

     Sec. 9:9. Company Records. Records of Company or its Affiliates regarding the Holder's period of employment, termination of employment and the reason therefor, leaves of absence, re-employment, and other matters shall be conclusive for all purposes hereunder, unless determined by the Committee to be incorrect.

     Sec. 9:10. Information. Company and its Affiliates shall, upon request or as may be specifically required hereunder, furnish or cause to be furnished, all of the information or documentation which is necessary or required by the Committee to perform its duties and functions under the Plan.

     Sec. 9:11. No Liability of Company. Company assumes no obligation or responsibility to the Holder or his or her personal representatives, heirs, legatees, or distributees for any act of, or failure to act on the part of, the Committee.

     Sec. 9:12. Company Action. Any action required of Company shall be by resolution of its Board of Directors or by a person authorized to act by resolution of the Board of Directors.

     Sec. 9:13. Severability. If any provision of this Plan is held to be illegal or invalid for any reason, the illegality or invalidity shall not affect the remaining provisions hereof, but such provision shall be fully severable, and the Plan shall be construed and enforced as if the illegal or invalid provision had never been included herein.

     Sec. 9:14. Notices. Whenever any notice is required or permitted hereunder, such notice must be in writing and personally delivered or sent by mail. Any notice required or permitted to be delivered hereunder shall be deemed to be delivered on the date on which it is personally delivered, or, whether actually received or not, on the third business day after it is deposited in the United States mail, certified or registered, postage prepaid, addressed to the person who is to receive it at the address which such person has theretofore specified by written notice delivered in accordance herewith. Company or a Holder may change, at any time and from time to time, by written notice to the other, the address which it or he had theretofore specified for receiving notices. Until changed in accordance herewith, Company and each Holder shall specify as its and his or her address for receiving notices the address set forth in the Agreement pertaining to the shares to which such notice relates.

     Sec. 9:15. Waiver of Notice. Any person entitled to notice hereunder may waive such notice.

     Sec. 9:16. Successors. The Plan shall be binding upon the Holder, his or her heirs, legatees, and legal representatives, upon Company, its successors, and assigns, and upon the Committee, and its successors.

     Sec. 9:17. Headings. The titles and headings of Sections and Subsections are included for convenience of reference only and are not to be considered in construction of the provisions hereof.

     Sec. 9:18. Governing Law. All questions arising with respect to the provisions of the Plan shall be determined by application of the laws of the State of Texas except to the extent Texas law is preempted by federal law. Questions arising with respect to the provisions of an Agreement that are matters of contract law shall be governed by the laws of the state specified in the Agreement, except to the extent Texas corporate law conflicts with the contract law of such state, in which event Texas corporate law shall govern. The obligation of Company to sell and deliver Stock hereunder is subject to applicable laws and to the approval of any governmental authority required in connection with the authorization, issuance, sale, or delivery of such Stock.

     Sec. 9:19. Word Usage. Words used in the masculine shall apply to the feminine where applicable, and wherever the context of this Plan dictates, the plural shall be read as the singular and the singular as the plural.

     Sec. 9:20. Remedies. Company may recover from a Holder reasonable attorneys' fees incurred in connection with the enforcement of the terms and provisions of the Plan and any Agreement whether by an action to enforce specific performance or for damages for its breach or otherwise.


                                  Article X
                           Approval of Shareholders

     The Plan shall take effect on the date it is adopted by the Board of Directors. However, if this Plan is not approved by the holders of a majority of the outstanding shares of Company's Common Stock and Preferred Stock at a Meeting of Shareholders scheduled to be held in 2000, any Options granted hereunder shall be null, void, and of no force and effect as of their grant date.

     IN WITNESS WHEREOF, TGC Industries, Inc., acting by and through its officers hereunto duly authorized has executed this instrument to be effective the 14 day of December, 1999.

                              TGC INDUSTRIES, INC.

                              By:   /s/ Allen T. McInnes

                                    -----------------------------------
                                    Allen T. McInnes,
                                    Chairman of the Board


4891.00001/160561.1