Form 10QSB
period 2000-03-31
TGC INDUSTRIES INC
filed 2000-05-12
CIK 799165

U.S. SECURITIES AND EXCHANGE
                         Washington, D.C. 20549

                                FORM 10-QSB

     (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO           .

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

                       Yes  X                No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                      Outstanding at April 28, 2000
Common Stock ($.30 Par Value)                     2,267,124

















PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

     Incorporated herein is the following unaudited financial information:

          Balance Sheet as of March 31, 2000.

          Statements of Operations for the three month periods ended March 31, 2000 and 1999.

          Statements of Cash Flows for the three month periods ended March 31, 2000 and 1999.

          Notes to Financial Statements.





TGC INDUSTRIES, INC
BALANCE SHEET
(UNAUDITED)

                                        MARCH 31, 2000
ASSETS

CURRENT ASSETS

  Cash and cash equivalents        $         1,219,230
  Accounts receivable                        1,245,715
  Prepaid expenses and other                    67,308
                                   ___________________

        Total current assets                 2,532,253

PROPERTY AND EQUIPMENT - at cost

   Machinery and equipment                  10,839,241
   Automobiles and trucks                      632,570
   Furniture and fixtures                      317,167
   Other                                        18,144
                                   ___________________
                                            11,807,122
   Less accumulated depreciation
   and amortization                         (7,103,444)
                                   ___________________
                                             4,703,678

DEFERRED INCOME TAXES                          202,000
OTHER ASSETS                                       495
                                   ___________________
        Total assets               $         7,438,426
                                   ===================

See notes to Financial Statements




TGC INDUSTRIES, INC
BALANCE SHEET -- CONTINUED
(UNAUDITED)

                                                  MARCH  31, 2000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Trade accounts payable                    $            163,673
   Accrued liabilities                                    136,460
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                   941,443
   Current maturities of long-term
      obligations                                         599,220
                                                 ________________
        Total current liabilities                       1,840,796

LONG-TERM OBLIGATIONS, less current
      maturities                                        2,790,224

STOCKHOLDERS' EQUITY

   Preferred stock, $1.00 par value; 4,000,000
      shares authorized; 1,110,250 issued
      and outstanding                                   1,110,250

   Common stock, $.30 par value; 25,000,000
      shares authorized; 2,299,068 shares
      issued                                              689,720

   Additional paid-in capital                           5,368,731

   Accumulated deficit                                 (4,145,981)

   Treasury stock, at cost (31,944                       (215,314)
     shares)                                  ___________________
                                                        2,807,406
                                              ___________________
        Total liabilities and stock-          $         7,438,426
          holders' equity                     ===================

See notes to Financial Statements





TGC INDUSTRIES, INC
STATEMENTS OF OPERATIONS

                                                 Three Months Ended
                                                       March 31,
                                                      (Unaudited)
                                                 2000               1999

Revenue                                       $ 358,538         $2,610,147

Cost of services                                733,062          2,068,681
Selling, general, adm.                          235,482            210,411
                                              _________          _________
                                                968,544          2,279,092

INCOME (LOSS) FROM OPERATIONS                  (610,006)           331,055

   Interest expense                              76,199             56,078
                                              _________          _________
NET INCOME (LOSS)                              (686,205)           274,977

Less dividend requirement on
    preferred stock                             111,025            112,935
                                              _________          _________
INCOME  (LOSS) ALLOCABLE  TO
   COMMON STOCKHOLDERS                        $(797,230)       $   162,042

Earnings (loss) per common share
       Basic                                    $  (.35)            $  .07
       Diluted                                  $  (.35)            $  .06

Weighted average number of
    common shares:
       Basic                                  2,262,577          2,217,166
       Diluted                                2,262,577          4,726,833

See notes to Financial Statements





TGC INDUSTRIES, INC
Statements of Cash Flows (Unaudited)

                                                    Three Months Ended
                                                          March 31,
                                                     2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (loss)                              $ (686,205)      $274,977
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                  408,272        492,404
      Loss (gain) on disposal of property
           and equipment                              (3,901)          -
      Changes in operating assets and liabilities
           Trade accounts receivable              (1,245,715)       103,275
           Billings in excess of cost and
              estimated earnings
              on uncompleted contracts               941,443       (195,438)
           Prepaid expenses                           22,789        103,338
           Accounts payable                          112,740       (196,515)
           Accrued liabilities                        30,481         19,510
                                                ____________     __________
            NET CASH PROVIDED BY (USED IN)
            OPERATING ACTIVITIES                    (420,096)       601,551

CASH FLOWS FROM INVESTING ACTIVITIES
           Capital expenditures                      (48,699)        (9,221)
           Proceeds from sale of property
              and equipment                            3,901           -
                                                ____________     __________
            NET CASH (USED IN)
            INVESTING ACTIVITIES                     (44,798)        (9,221)

CASH FLOWS FROM FINANCING ACTIVITIES
           Dividends paid                               -          (178,044)
           Principal payments of
              debt obligations                      (214,550)      (698,117)

             NET CASH USED IN FINANCING
             ACTIVITIES                             (214,550)      (876,161)
                                                ____________     __________
            NET (DECREASE) IN CASH                  (679,444)      (283,831)
               AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                        1,898,674        702,999
                                                ____________     __________
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  1,219,230     $  419,168
                                                ============     ==========
Supplemental cash flow information

      Interest paid                             $     23,075     $   56,078
      Income taxes paid                         $       -        $   41,250

See notes to Financial Statements



TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2000

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in financial position in conformity with generally accepted accounting principles.

NOTE B -- MANAGEMENT PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included. The results of the interim periods are not necessarily indicative of results to be expected for the entire year. For further information, refer to the financial statements and the footnotes thereto included in the Company's Annual Report for the year ended December 31, 1999 filed on Form 10-KSB.

NOTE C -- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is based upon the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities.

NOTE D   DIVIDENDS

Holders of the Company's Series C 8% Convertible Exchangeable Preferred Stock will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8% per annum. The dividends are payable semi-annually during January and July of each year. At March 31, 2000, cumulative dividends of approximately $444,000 were in arrears.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
TGC Industries, Inc. ("TGC") reported revenues of $358,538 and a net loss, before dividend requirements on preferred stock, of $(686,205) for the three months ended March 31, 2000, compared with revenue of $2,610,147 and income, before dividend requirements on preferred stock, of $274,977 for 1999. Loss per common share, on a diluted basis, was $(.35) for the first quarter of 2000, compared with income of $.06 per common share for 1999. TGC was awarded approximately $3.5 million in new contracts during the first quarter of 2000. However, the majority of these contracts were awarded to TGC late in the first quarter. As a result, TGC was unable to generate sufficient revenues to be profitable during the first quarter of 2000.

The Company has substantially reduced its break-even levels to increase its competitiveness. In addition, there has been a recent increase in seismic bidding activity and management is aggressively pursing contract opportunities. As of April 28, 2000, TGC has been successful in adding an additional $3.8 million in new business for a total backlog of $7.3 million and the outlook seems to be progressively improving as our customers regain their confidence in the oil and gas marketplace.

Management believes that the geophysical services market conditions should improve in 2000 and seismic services should be in greater demand due to the recent increase in levels of seismic bidding activity and the prospect of oil and gas prices remaining at or near their current levels. Though there can be no assurance, such conditions should enable the Company to secure contracts and improve its performance

Non-cash charges for depreciation and amortization were $408,272 in the first quarter of 2000 compared with $492,404 for the same period of 1999.

At December 31, 1999, TGC had net operating loss carryforwards of approximately $5,600,000 available to offset future taxable income, which expire at various dates through 2019.

FINANCIAL CONDITION

Cash of $(420,096) was (used in) operations for the first three months of 2000 compared with cash provided from operations of $601,551 for the same period of 1999. The funds used in operations during the first three months of 2000 were primarily attributable to the net loss before non-cash depreciation and amortization charges and an increase in accounts receivable of $1,245,715. Cash used in investing activities for the first three months of 2000 was for the replacement of equipment in the amount of $48,699. Cash used in financing activities for the first three months of 2000 was for principal payments of debt obligations in the amount of $214,550.

Working capital decreased $400,934 to $691,457 from the December 31, 1999 balance of $1,092,391. The Company's current ratio was 1.4 to 1.0 at March 31, 2000, compared with 2.3 to 1.0 at December 31, 1999. Stockholders equity decreased $686,206 from the December 31, 1999 balance of $3,493,612 to
$2,807,406 at March 31, 2000.   This decrease was attributable to the net loss
for the three months ended March 31, 2000, of $(686,205).

The holders of the Company's outstanding Series C 8% Convertible Exchangeable Preferred Stock ("Preferred Stock"), voted at the Annual Meeting held May 11, 2000,to consent to a new series of Senior Convertible Preferred Stock("Senior Preferred Stock") by the affirmative vote of the holders of over two-thirds (2/3) of the issued and outstanding shares of Preferred Stock entitled to vote thereon, voting as a class. As a result of this action, WEDGE Energy Services, L.L.C., ("WEDGE"), will then convert its 8.5% Convertible Debenture into Senior Preferred Stock. This conversion will increase the equity section of the balance sheet by approximately $2,580,869 as additional preferred stock and decrease long-term debt by $2,500,000 and accrued liabilities by approximately $80,869.

At May 1, 2000, one of the Company's two crews was employed. The Company anticipates that available funds, together with anticipated cash flows generated from future operations will be sufficient to meet the Company's cash needs during 2000.

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

      b. Reports -- A report under Item 5 of Form 8-K was filed on March 2, 2000, to announce the date of the Company's annual meeting of shareholders and also to announce that the Company had received a favorable ruling from Nasdaq that the Company's securities evidenced compliance with all continued listing criteria and that the Company's securities will continue to be listed on the Nasdaq SmallCap Market.



                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TGC INDUSTRIES, INC.

 Date: May 11, 2000                  /s/ Wayne A. Whitener
                                         Wayne A. Whitener
                                          President & Chief Executive Officer
                                         (Principal Executive Officer)

 Date:  May 11, 2000                     /s/ Kenneth W. Uselton
                                             Kenneth W. Uselton
                                           Treasurer (Principal Financial
                                                  and Accounting Officer)