Form 10QSB
period 2000-06-30
TGC INDUSTRIES INC
filed 2000-08-14
CIK 799165

U.S. SECURITIES AND EXCHANGE
                    Washington, D.C. 20549

                         FORM 10-QSB

     (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _________.

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

                       Yes  X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                               Outstanding at July 28, 2000
Common Stock ($.30 Par Value)                              2,322,874

















PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

     Incorporated herein is the following unaudited financial information:

            Balance Sheet as of June 30, 2000.

            Statements of Operations for the three and six month periods ended June 30, 2000 and 1999.

            Statements of Cash Flows for the six month periods ended June 30, 2000 and 1999.

            Notes to Financial Statements.










































TGC INDUSTRIES, INC
BALANCE SHEET
(UNAUDITED)

                                              JUNE 30,
                                               2000
                                             ___________
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                 $1,087,926
  Accounts receivable                          696,177
  Cost and estimated earnings in excess
   of billings on uncompleted contracts          5,725
  Prepaid expenses and other                   248,919
                                            __________
       Total current assets                  2,038,747

PROPERTY AND EQUIPMENT - at cost

  Machinery and equipment                   11,128,166
  Automobiles and trucks                       748,249
  Furniture and fixtures                       320,210
  Other                                         18,144
                                            __________
                                            12,214,769

  Less accumulated depreciation
   and amortization                         (7,511,649)
                                            ___________
                                             4,703,120

DEFERRED INCOME TAXES                          202,000
OTHER ASSETS                                       495
                                            __________
        Total assets                        $6,944,362
                                            ==========
See notes to Financial Statements


















TGC INDUSTRIES, INC.
BALANCE SHEET -- CONTINUED
(UNAUDITED)

                                                     JUNE  30,
                                                       2000
                                                    ____________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Trade accounts payable                           $  328,391
  Accrued liabilities                                 263,523
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                  818,932
  Current maturities of long-term obligations         510,039
                                                    _________
        Total current liabilities                   1,920,885

LONG-TERM OBLIGATIONS, less current
  maturities                                          214,312

STOCKHOLDERS' EQUITY

  Preferred stock, $1.00 par value; 4,000,000
   shares authorized:
     8-1/2% Senior convertible preferred stock;
     2,259,890 shares issued and outstanding        2,259,890

     8% Series C convertible exchangeable
     preferred stock; 1,093,350 shares issued
     and outstanding                                1,093,350

  Common stock, $.30 par value;                    25,000,000
   shares authorized; 2,341,318 shares issued         702,395

  Additional paid-in capital                        5,703,379

  Accumulated deficit                              (4,734,535)

  Treasury stock, at cost (31,944 shares)            (215,314)
                                                   ___________
                                                    4,809,165

     Total liabilities and stockholders' equity    $6,944,362
                                                   ==========

See notes to Financial Statements









TGC INDUSTRIES, INC.
STATEMENTS OF OPERATIONS

                           Three Months Ended       Six Months Ended
                                June 30,                 June 30,
                               (Unaudited)              (Unaudited)
                            2000          1999       2000         1999
                           ______        ______     ______       ______

Revenue                  $1,439,829   $  924,212   $1,798,367   $3,534,359

Cost of services          1,733,277    1,331,147    2,466,339    3,399,828
Selling, general, adm.      249,409      231,305      484,891      441,716
                          _________    _________    _________    _________
                          1,982,686    1,562,452    2,951,230    3,841,544

INCOME (LOSS) FROM
  OPERATIONS               (542,857)    (638,240)  (1,152,863)    (307,185)

   Interest expense          45,697       47,695      121,896      103,773
                           ________     ________    _________     ________

NET INCOME (LOSS)          (588,554)    (685,935)  (1,274,759)    (410,958)

Less dividend requirement
  on preferred stock        116,207      112,705      227,232      225,640
                          _________    _________   ___________   _________

INCOME (LOSS) ALLOCABLE
  TO COMMON STOCKHOLDERS  $(704,761)   $(798,640)  $(1,501,991)  $(636,598)

Earnings (loss) per
  common share
    Basic                   $  (.31)     $  (.36)      $  (.66)    $  (.29)
    Diluted                 $  (.31)     $  (.36)      $  (.66)    $  (.29)

Weighted average number of
  common shares:
    Basic                 2,276,146    2,224,035     2,269,362   2,220,620
    Diluted               2,276,146    2,224,035     2,269,362   2,220,620

See notes to Financial Statements















TGC INDUSTRIES, INC.
Statements of Cash Flows (Unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                       2000          1999
                                                      ______        ______

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                               $(1,274,759)   $(410,958)
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                     816,477      975,739
    Loss (gain) on disposal of
    property and equipment                             (3,901)      (1,159)
    Changes in operating assets and liabilities
      Trade accounts receivable                      (696,177)   1,108,184
      Billings in excess of cost and
       estimated earnings on uncompleted contracts    813,207     (387,474)
      Prepaid expenses                               (158,822)    (121,871)
      Other assets                                       -             569
      Accounts payable                                277,458     (520,916)
      Accrued liabilities                             247,857      156,504
                                                    _________     ________

  NET CASH PROVIDED BY OPERATING ACTIVITIES            21,340      798,618

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                               (456,346)      (9,221)
  Proceeds from sale of property and equipment          3,901        4,500
                                                    __________    _________

  NET CASH USED IN INVESTING ACTIVITIES              (452,445)      (4,721)

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                         -        (178,044)
  Proceeds from issuance of debt                       77,580         -
  Principal payments of debt obligations             (457,223)  (1,016,762)
                                                   ___________  ___________

  NET CASH USED IN FINANCING ACTIVITIES              (379,643)  (1,194,806)

  NET DECREASE IN CASH AND CASH EQUIVALENTS          (810,748)    (400,909)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    1,898,674      702,999
                                                   __________     ________

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $1,087,926     $302,090
                                                   ==========     ========

Supplemental cash flow information

  Interest paid                                   $    41,618     $103,773
  Income taxes paid                               $      -        $ 48,391

See notes to Financial Statements




TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2000

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

NOTE C -- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities.

NOTE D   DIVIDENDS

Holders of the Company's Series C 8% Convertible Exchangeable Preferred Stock ("Series C Preferred Stock") will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8% per annum. The dividends are payable semi-annually during January and July of each year. At June 30, 2000, cumulative dividends of approximately $656,000 were in arrears on the Company's Series C Preferred Stock.

Holders of the Company's 8-1/2% Senior Convertible Preferred Stock (the "Senior Preferred Stock") will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8-1/2% per annum. The dividends are payable semi-annually during June and December of each












TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED
June 30, 2000

year. However, dividends declared and payable through December 1, 2000, on the Senior Preferred Stock shall be by issuance of additional shares of Senior Preferred Stock with a liquidation value equal to the amount of the cash dividend payment which would have been paid. For each dividend payment due and payable after December 1, 2000, payment shall, subject to certain conditions, be by cash or by issuance of additional shares of Senior Preferred Stock at the election of the holders by written notice to the Company. At June 30, 2000, there were no dividends in arrears on the Company's Senior Preferred Stock.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

TGC Industries, Inc. ("TGC") reported revenues of $1,798,367 and a net loss, before dividend requirements on preferred stock, of $(1,274,759) for the six months ended June 30, 2000, compared with revenue of $3,534,359 and a net loss, before dividend requirements on preferred stock, of $(410,958) for the six months ended June 30, 1999. Loss per common share, on a diluted basis, was $(.66) for the first six months of 2000, compared with a loss per common share of $(.29) for 1999.

For the three month period ended June 30, 2000, TGC had revenue of $1,439,829 and a net loss, before dividend requirements on preferred stock, of $(588,554). This compares with revenue of $924,212 and a net loss, before dividend requirements on preferred stock, of $(685,935) for 1999. Loss per common share, on a diluted basis, was $(.31) for the three month period ended June 30, 2000, compared with a loss per common share of $(.36) for 1999.

Although the results for the second quarter of 2000 were disappointing, they showed a slight improvement over the first quarter of 2000. An increase in oil prices began in December 1999. However, the increase in natural gas prices just began in May 2000. Due to these price increases being so recent, the geophysical service industry has yet to experience an increase in demand for its services.

June 2000 data showed that there had been an increase of just over 50% in the number of rotary drilling rigs working in the United States. In addition, of the 600 plus rotary drilling rigs working in the United States, approximately 71% are drilling for natural gas and the balance of 29% are drilling for oil. Though there can be no assurance, management believes TGC should see an improvement in its performance later in the year provided the prices for oil and natural gas remain at or near their current levels.






Non-cash charges for depreciation and amortization were $816,477 in the first six months of 2000 compared with $975,739 for the same period of 1999.

At December 31, 1999, TGC had net operating loss carryforwards of approximately $5,600,000 available to offset future taxable income, which expire at various dates through 2019.

FINANCIAL CONDITION

Cash of $21,340 was provided from operations for the first six months of 2000 compared with cash provided from operations of $798,618 for the same period of 1999. Cash used in investing activities for the first six months of 2000 was for the addition of equipment in the amount of $456,346. Cash used in financing activities for the first six months of 2000 was for principal payments of debt obligations in the amount of $457,223.

Working capital decreased $974,529 to $117,862 from the December 31, 1999 balance of $1,092,391. The Company's current ratio was 1.1 at June 30, 2000, compared with 2.3 at December 31, 1999. Stockholders' equity increased $1,315,553 from the December 31, 1999 balance of $3,493,612 to
$4,809,165 at June 30, 2000.   This increase was attributable to the
conversion in May 2000 by WEDGE Energy Services, L.L.C. ("WEDGE Energy") of its 8-1/2% Convertible Subordinated Debenture, Series B due December 1, 2009, in the principal amount of $2,500,000 (the "Debenture") plus accrued interest into 2,252,445 shares of Senior Preferred Stock.

The holders of the Company's outstanding Series C Preferred Stock, voted at the Annual Meeting held May 11, 2000, to consent to a new series of Senior Convertible Preferred Stock. The affirmative vote of the holders of two-thirds (2/3) of the issued and outstanding shares of Series C Preferred Stock approved the new series of Senior Preferred Stock. As a result of the consent to the new series of Senior Preferred Stock by the Series C Preferred Stock shareholders and in accordance with the terms of the Debenture Agreement, WEDGE Energy, on May 17, 2000, converted its Debenture into Senior Preferred Stock. This conversion increased the equity section of the balance sheet by $2,590,312 as additional preferred stock and decreased long-term debt by $2,500,000 and accrued liabilities by approximately $90,312. In addition, 7,445 shares of Senior Preferred Stock were issued to WEDGE Energy as payment of the June 1, 2000, dividend. As stated, in Note D of the Notes to the Financial Statements, Senior Preferred Stock dividend payments through December 1, 2000 are paid by issuance of additional shares of Senior Preferred Stock.

At August 1, 2000, one of the Company's two crews was employed with sufficient backlog to keep it working the remainder of the year. The Company anticipates that available funds, together with anticipated cash flows generated from future operations will be sufficient to meet the Company's cash needs during 2000.







Forward-Looking Statements

This report contains forward-looking statements which reflect the view of Company's management with respect to future events. Although management believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations are disclosed in the Company's Securities and Exchange Commission filings, and include, without limitation, the unpredictable nature of forecasting weather, the potential for contract delay or cancellation, and the potential for fluctuations in oil and gas prices. The forward-looking statements contained herein reflect the current views of the Company's management and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.









































PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on May 11, 2000. The following matters were voted upon and approved by the Company's shareholders:

     a. Election to the Board of Directors of Messrs. William J. Barrett, Edward L. Flynn, Herbert M. Gardner, Allen T. McInnes, Pasquale V. Scaturro, William H. White and Wayne A. Whitener was approved by the shareholders by a majority vote by a vote of 2,665,360 shares voted for and 7,199 shares withholding authority to vote for.

     b. Approval of the Company's 1999 Stock Option Plan was approved by the shareholders by a majority vote by a vote of 1,661,031 shares voted for, 55,416 shares voted against and 13,678 shares abstaining.

     c. Ratification of the selection of the Company's auditors, Grant Thornton LLP, was approved by the shareholders by a majority vote by a vote of 2,662,484 shares voted for, 55 shares voted against and 10,020 shares abstaining.

     d. Consent, by vote of the holders of the Company's outstanding 8% Series C Convertible Exchangeable Preferred stock, voting as a class, to a new series of 8-1/2% Senior Convertible Preferred Stock was approved by such holders by a 66-2/3% vote by a vote of 750,800 shares voted for, 23,000 shares voted against and none abstaining.

ITEM 6.  EXHIBITS  AND REPORTS ON FORM 8-K

     a.  Exhibits  --  None.

     b.  Reports --  None.




















                          SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TGC INDUSTRIES, INC.

Date: August 11, 2000       /s/ Wayne A. Whitener
                                Wayne A. Whitener
                                President & Chief
                                Executive Officer
                                (Principal Executive Officer)


Date:  August 11, 2000      /s/ Kenneth W. Uselton
                                Kenneth W. Uselton
                                Treasurer (Principal Financial
                                and Accounting Officer)