Form 10QSB
period 2000-09-30
TGC INDUSTRIES INC
filed 2000-11-14
CIK 799165

U.S. SECURITIES AND EXCHANGE
                           Washington, D.C. 20549

                                 FORM 10-QSB

     (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

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

          Class                            Outstanding at October 30, 2000
Common Stock ($.30 Par Value)                        2,322,874

















PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

     Incorporated herein is the following unaudited financial information:

          Balance Sheet as of September 30, 2000.

          Statements of Operations for the three and nine month periods ended September 30, 2000 and 1999.

          Statements of Cash Flows for the nine month periods ended September 30, 2000 and 1999.

          Notes to Financial Statements.










































TGC INDUSTRIES, INC
BALANCE SHEET
(UNAUDITED)

                                             SEPTEMBER 30,
                                                  2000
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                     $1,009,398
  Accounts receivable                              653,914
  Cost and estimated earnings in excess
  of billings on uncompleted contracts             211,929
  Prepaid expenses and other                       185,933
                                                 _________
        Total current assets                     2,061,174

PROPERTY AND EQUIPMENT - at cost

   Machinery and equipment                      11,180,284
   Automobiles and trucks                          750,008
   Furniture and fixtures                          323,323
   Other                                            18,144
                                                __________
                                                12,271,759
   Less accumulated depreciation
   and amortization                             (7,930,731)
                                                __________
                                                 4,341,028

DEFERRED INCOME TAXES                              202,000
OTHER ASSETS                                           395
                                                 _________
        Total assets                            $6,604,597
                                                 =========

See notes to Financial Statements






















TGC INDUSTRIES, INC
BALANCE SHEET -- CONTINUED
(UNAUDITED)

                                             SEPTEMBER 30,
                                                  2000
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Trade accounts payable                         $473,157
   Accrued liabilities                             282,414
   Billings in excess of costs and estimated
      earnings on uncompleted contracts            535,332
   Current maturities of long-term obligations     295,860
                                                 _________
        Total current liabilities                1,586,763

LONG-TERM OBLIGATIONS, less current
      maturities                                   166,510

STOCKHOLDERS' EQUITY

   Preferred stock, $1.00 par value; 4,000,000
      shares authorized:
      8-1/2% Senior convertible preferred stock;
      2,259,890 shares issued and outstanding    2,259,890

      8% Series C convertible exchangeable
      preferred stock; 1,087,950 shares issued
      and outstanding                            1,087,950

   Common stock, $.30 par value; 25,000,000
      shares authorized; 2,354,818 shares issued   706,445

   Additional paid-in capital                    5,704,729

   Accumulated deficit                          (4,692,376)

   Treasury stock, at cost (31,944 shares)        (215,314)
                                                 _________
                                                 4,851,324
                                                 _________
    Total liabilities and stockholders' equity  $6,604,597
                                                 =========

See notes to Financial Statements




TGC INDUSTRIES, INC
STATEMENTS OF OPERATIONS

                                Three Months Ended           Nine Months Ended
                                   September 30,                September 30,
                                __________________           _________________
                                    (Unaudited)                 (Unaudited)
                                  2000        1999          2000          1999
                                _________   _________      _________     _________
Revenue                        $2,589,305    $983,187     $4,387,672    $4,517,546

Cost of services                2,291,310   1,150,631      4,757,649     4,550,459
Selling, general, adm.            243,080     228,152        727,971       669,868
                                _________   _________      _________     _________
                                2,534,390   1,378,783      5,485,620     5,220,327

INCOME (LOSS) FROM OPERATIONS      54,915    (395,596)    (1,097,948)     (702,781)

   Interest expense                12,756      44,623        134,652       148,396
                                _________   _________      _________     _________

NET INCOME (LOSS)                  42,159    (440,219)    (1,232,600)     (851,177)

Less dividend requirement on
    preferred stock               181,349     112,705        408,581       338,345
                                _________   _________      _________     _________

INCOME (LOSS) ALLOCABLE TO
   COMMON STOCKHOLDERS          $(139,190)  $(552,924)   $(1,641,181)  $(1,189,522)

Earnings (loss) per common share
       Basic                      $  (.06)    $  (.25)       $  (.72)      $  (.54)
       Diluted                    $  (.06)    $  (.25)       $  (.72)      $  (.54)

Weighted average number of
    common shares:
       Basic                    2,321,358   2,224,934      2,286,820     2,222,074
       Diluted                  2,321,358   2,224,934      2,286,820     2,222,074

See notes to Financial Statements




TGC INDUSTRIES, INC
Statements of Cash Flows (Unaudited)

                                                        Nine Months Ended
                                                           September 30,
                                                        2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                  $(1,232,600)  $(851,177)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                      1,235,559   1,451,779
    Loss (gain) on disposal of property and equipment     (3,901)     (9,894)
    Changes in operating assets and liabilities
      Trade accounts receivable                         (653,914)    635,081
      Billings in excess of cost and estimated earnings
        on uncompleted contracts                         323,403    (387,474)
      Prepaid expenses                                   (95,836)     (9,239)
      Other assets                                           100         569
      Accounts payable                                   422,224    (307,109)
      Accrued liabilities                                266,748      94,665
                                                        ________     _______
        NET CASH PROVIDED BY OPERATING ACTIVITIES        261,783     617,201

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                              (513,336)     (9,221)
      Proceeds from sale of property and equipment         3,901      46,300
                                                         _______      ______
        NET CASH (USED IN) PROVIDED BY
        INVESTING ACTIVITIES                            (509,435)     37,079

CASH FLOWS FROM FINANCING ACTIVITIES
      Dividends paid                                        -       (178,044)
      Proceeds from issuance of debt                      77,580     200,000
      Principal payments of debt obligations            (719,204) (1,257,814)
                                                        ________   _________

        NET CASH USED IN FINANCING ACTIVITIES           (641,624) (1,235,858)

        NET DECREASE IN CASH AND CASH EQUIVALENTS       (889,276)   (581,578)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       1,898,674     702,999
                                                       _________     _______

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $1,009,398    $121,421
                                                       =========     =======
Supplemental cash flow information

   Interest paid                                         $54,374    $147,004
   Income taxes paid                                     $  -        $78,774

See notes to Financial Statements


TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2000

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

NOTE C -- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. The effect of preferred stock dividends on the amount of income (loss) available to common stockholders was $.08 and $.05 for the three months ended September 30, 2000 and 1999, respectively, and $.18 and $.15 for the nine months ended September 30, 2000 and 1999, respectively.

Outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive totaled 1,136,575 for the three and nine month periods ended September 30, 2000 and 1999. Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive totaled 176,497 and 139,397 for the three and nine month periods ended September 30, 2000 and 1999 respectively.

NOTE D   DIVIDENDS

Holders of the Company's Series C 8% Convertible Exchangeable Preferred Stock ("Series C Preferred Stock") will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8% per annum. The dividends are payable semi-annually during January and July of each year. At September 30, 2000, cumulative dividends of approximately $653,000 were in arrears on the Company's Series C Preferred Stock.

Holders of the Company's 8-1/2% Senior Convertible Preferred Stock (the "Senior Preferred Stock") will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8-1/2% per annum. The dividends are payable semi-annually during June and December of each year. However, dividends declared and payable through December 1, 2000, on the Senior Preferred Stock shall be by payment in kind securities by issuance of additional shares of Senior Preferred Stock with a liquidation value equal to

TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2000
(continued)


the amount of the cash dividend payment which would have been paid. For each dividend payment due and payable after December 1, 2000, payment shall be by cash or by payment in kind dividend at the election of the holders by written notice to the Company. At September 30, 2000, there were no dividends in arrears on the Company's Senior Preferred Stock.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

TGC Industries, Inc. ("TGC") reported revenue of $2,589,305 and net income, before dividend requirements on preferred stock, of $42,159 for the three month period ended September 30, 2000, compared with revenue of $983,187 and a net loss, before dividend requirements on preferred stock, of $(440,219) for 1999. Loss per common share, on a diluted basis, was $(.06) for the three month period ended September 30, 2000, compared with a loss per common share of $(.25) for 1999.

For the nine month period ended September 30, 2000, TGC had revenues of $4,387,672 and a net loss, before dividend requirements on preferred stock, of $(1,232,600). This compares with revenue of $4,517,546 and a net loss, before dividend requirements on preferred stock, of $(851,177) for 1999. Loss per common share, on a diluted basis, was $(.72) for the first nine months of 2000, compared with a loss per common share of $(.54) for 1999.

The Company was awarded sufficient contracts to return to profitability, before dividend requirements on preferred stock, during the third quarter of 2000 showing a significant improvement over the first two quarters of 2000.
An increase in oil prices began in December 1999. However, the increase in natural gas prices just began in May 2000. Due to these price increases being so recent, the geophysical services industry has yet to experience an increase in demand for its services. However, there has been a recent increase in seismic bidding activity and management is aggressively pursuing contract opportunities.

Management believes that the outlook for the geophysical services industry is promising. Geophysical services should be in greater demand due to the recent increase in levels of seismic bidding activity and the prospect of oil and natural gas prices remaining at or near their current levels. Though there can be no assurance, such conditions should enable the Company to secure contracts and improve its performance.

Non-cash charges for depreciation and amortization were $1,235,559 in the first nine months of 2000 compared with $1,451,779 for the same period of 1999.

At December 31, 1999, TGC had net operating loss carryforwards of approximately $5,600,000 available to offset future taxable income, which expire at various dates through 2019.
TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2000
(continued)


FINANCIAL CONDITION

Cash of $261,783 was provided from operations for the first nine months of 2000 compared with cash provided from operations of $617,201 for the same period of 1999. Cash used in investing activities for the first nine months of 2000 was for the addition of equipment in the amount of $513,336. During the first nine months of 2000, principal payments of debt obligations were $719,204 and proceeds from the issuance of debt was $77,580, resulting in net cash used in financing activities of $641,624.

Working capital decreased $617,980 to $474,411 from the December 31, 1999 balance of $1,092,391. The Company's current ratio was 1.3 at September 30, 2000, compared with 2.3 at December 31, 1999. Stockholders' equity increased $1,357,712 from the December 31, 1999 balance of $3,493,612 to $4,851,324 at
September 30, 2000.   This increase was attributable to the conversion in May
2000 by WEDGE Energy Services, L.L.C. ("WEDGE Energy") of its 8-1/2% Convertible Subordinated Debenture, Series B due December 1, 2009, in the principal amount of $2,500,000 (the "Debenture") plus accrued interest into 2,252,445 shares of Senior Preferred Stock.

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

The Company anticipates that available funds, together with anticipated cash flows generated from future operations, will be sufficient to meet the Company's cash needs during 2000.

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



TGC INDUSTRIES, INC.

Date: November 13, 2000     /s/ Wayne A. Whitener
                                Wayne A. Whitener
                                President & Chief
                                Executive Officer
                               (Principal Executive Officer)


Date: November 13, 2000     /s/ Kenneth W. Uselton
                                Kenneth W. Uselton
                                Treasurer (Principal Financial
                                and Accounting Officer)


192489.1