Form 10QSB/A
period 2000-09-30
TGC INDUSTRIES INC
filed 2000-11-22
CIK 799165

U.S. SECURITIES AND EXCHANGE
                           Washington, D.C. 20549

                                 FORM 10-QSB/A

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


The Company was awarded and completed sufficient work to return to profitability, before dividend requirements on preferred stock, during the third quarter of 2000 showing a significant improvement over the first two quarters of 2000. An increase in oil prices began in December 1999. However, the increase in natural gas prices just began in May 2000. Due to these price increases being so recent, the geophysical services industry has yet to experience an increase in demand for its services. However, there has been a recent increase inseismic bidding activity and management is aggressively pursuing contract opportunities.

Management believes that the outlook for the geophysical services industry is promising. Geophysical services should be in greater demand due to the recent increase in levels of seismic bidding activity and the prospect of oil and natural gas prices remaining at or near their current levels. However, Management expects market conditions for service companies to remain soft for the balance of the year.


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