Form 10KSB
period 2000-12-31
TGC INDUSTRIES INC
filed 2001-03-30
CIK 799165

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended December 31, 2000
                           Commission File Number 0-14908

                             TGC INDUSTRIES, INC.
                  (Name of small business issuer of its charter)


            Texas                                 74-2095844
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

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

State issuer's revenues (from continuing operations) for its most recent
fiscal year:                                                       $6,455,915

State the aggregate market value of the registered voting stock (Common Stock, $.30 par value and Series C 8% Convertible Exchangeable Preferred Stock, $1.00 par value) held by non-affiliates computed by reference to the price at which
the stock was sold on March 23, 2001:                              $2,885,375

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                            Outstanding as of March 23, 2001
Common Stock ($.30 Par Value)                            2,357,488




                    Documents Incorporated by Reference

          Document                          Part of the Form 10-KSB Into Which
Portions of the Proxy Statement             the Document is Incorporated
for Annual Meeting of shareholders          Items 9 through 12 of Part III
to be held on June 14, 2001

<PAGE 1>
                                 Part I

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

     During July 1996, the Company issued 1,150,350 shares of Series C 8% Convertible Exchangeable Preferred Stock ("Series C Preferred Stock") in a private placement offering with gross proceeds of approximately $5,800,000.

     The Series C Preferred Stock sold in the private placement entitles the holder to receive cumulative cash dividends as, when and if declared by the Board of Directors at a rate of 8% per annum prior to any dividend or distribution in cash or other property on any class or series of stock junior

<PAGE 2>
to the Series C Preferred Stock. The dividends on the Series C Preferred Stock are payable as, when and if declared by the Board of Directors on January 1 and July 1 of each year, commencing January 1, 1997. The dividend on the Series C Preferred Stock is cumulative.

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

     On December 13, 1999, WEDGE Energy Services, L.L.C., ("WEDGE Energy") an affiliate of WEDGE Group Incorporated, a diversified Houston, Texas firm with interests in oil and gas services, purchased a $2,500,000 8.5% Convertible Subordinated Debenture, Series B due December 1, 2009 (the "Debenture"), of the Company. Proceeds of the financing together with other available funds are being utilized for working capital and an expanded capital expenditure program. The Debenture, at WEDGE's option, could be converted into either preferred stock or common at a price of $1.15 per share.

The holders of the Company's outstanding Series C Preferred Stock, voted at the Annual Meeting held May 11, 2000, to consent to a new series of 8.5% Senior Convertible Preferred Stock ("Senior Preferred Stock"). The affirmative vote of the holders of two-thirds (2/3) of the outstanding shares of Series C Preferred Stock approved the new series of Senior Preferred Stock. As a result of the consent to the new series of Senior Preferred Stock by the Series C Preferred Stock shareholders and in accordance with the terms of the Debenture Agreement, WEDGE Energy, on May 17, 2000, converted its Debenture
plus accrued interest into 2,252,445 shares of Senior Preferred Stock.   In
addition, 7,445 and 96,045 shares of Senior Preferred Stock were issued to WEDGE Energy as payment of the June 1, 2000, and December 1, 2000, dividends, respectively. Per the Debenture Agreement, dividends on the Senior Preferred Stock were paid by the issuance of additional shares of Senior Preferred Stock through December 1, 2000.

               General Description of the Company's Business

                           Geophysical Business

     Since its formation, TGC has engaged in the domestic geophysical services business principally through conducting seismic surveys and to a lesser extent through sales of gravity information from the Company's Data Bank to companies

<PAGE 3>

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

     The Company has the capability of utilizing two seismic crews to perform its geophysical services and, in any given period, these crews may generate a significant portion of their respective revenues from one or more clients.
For the year ended December 31, 2000, four customers accounted for twenty-three percent (23%), nineteen percent (19%), eighteen percent (18%) and fifteen percent (15%) of the Company's revenue, respectively. The Company enters into a general or master agreement with each of its clients for the provision of geophysical services and a supplementary agreement (which becomes a part of the general agreement) with respect to each particular job that the Company performs for a client. Under the terms of such agreements, the Company generally contracts to supply all personnel, transportation and equipment to perform seismic surveys for a given prospect for a fixed price plus reimbursement for certain third party charges. The Company generally bills its clients on a progressive basis over the term of the contract. The

<PAGE 4>

Company is generally obligated to maintain insurance against injury or damage to persons or equipment arising from the performance of its services and to indemnify its customers against all claims and liability arising therefrom. Management believes this insurance coverage is sufficient.

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

     Due to a significant decline in spending for seismic services by a number of oil and gas clients as a result of significantly lower oil prices, TGC has reduced its operations to one seismic acquisition crew. This decrease in spending was primarily a result of the significant decline in oil and natural gas prices (principally oil prices) during 1998. An increase in oil prices began in December 1999. However, the increase in natural gas prices did not begin until May 2000. Due to the significant lag time in the geophysical services industry between increases in oil and natural gas prices and an increase in demand for services, the geophysical services industry has yet to experience a significant increase in demand for its services. Company management continues to monitor expenses and, where possible, implement cost containment programs to remain highly competitive through this continued period of reduced industry activity. However, there has been a recent increase in seismic bidding activity and management is aggressively pursuing contract opportunities. Management believes that the outlook for the geophysical services industry is promising. Though there can be no assurance, geophysical services should be in greater demand due to the recent increase in levels of seismic bidding activity and the prospect of oil and natural gas prices remaining at or near their current levels.

     As of December 31, 2000, TGC employed 45 employees, supporting one seismic crew with a total of 39 crew members and direct support members. The Company believes its relationship with its employees to be satisfactory.


ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's headquarters are in leased facilities located in Plano, Texas from which it conducts all its current operations. These facilities include 8,000 square feet of office and warehouse space and an outdoor storage area of approximately 10,000 square feet. The monthly rent is $5,098. This facility is used to house corporate offices and serves as the headquarters for the geophysical business. The Company is not responsible for insuring the facilities. The condition of the Company's facilities is good and TGC management believes that these properties are suitable and adequate for the Company's foreseeable needs.

<PAGE 5>


ITEM 3. LEGAL PROCEEDINGS.

     The Company is a defendant in various legal actions that arose out of the normal course of business. In the opinion of Management, none of the actions will result in any significant loss to the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted by the Company, during the fourth quarter of the fiscal year ended December 31, 2000, to a vote of the Company's security holders, through the solicitation of proxies or otherwise.


                                Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has traded on the NASDAQ SmallCap Market under the symbol "TGCI" since September 25, 1994.

     The number of shareholders of record of TGCI's Common Stock as of March 23, 2001, was 314. Due to the number of shares held in nominee or street name, the Company believes that there are a significantly greater number of beneficial owners of its Common Stock. As of such date, CEDE & CO. held 1,274,848 shares in street name. On March 23, 2001, TGC's Common Stock was quoted at a closing sales price of $1.00. High and low sales prices (adjusted for the Reverse Split effective November 6, 1998) of TGC's Common Stock for the period of January 1, 1999, to December 31, 2000, were as follows:


                        Sales Price of TGC Common Stock

Date                                    High                 Low

October 1 -- December 31, 2000         1 1/4                 1/2

July 1 -- September 30, 2000           1 1/4                 5/8

April 1 -- June 30, 2000                1 7/8                5/8

January 1 -- March 31, 2000             1 7/8               11/16

October 1 -- December 31, 1999          1                    7/16

July 1 -- September 30, 1999            1 15/16              1/4

April 1 -- June 30, 1999                3                    7/8

January 1 -- March 31, 1999             1 1/2                7/8

     The above sale quotations were furnished to TGC by the NASD.

<PAGE 6>

     On November 6, 1998, the Company effected a one-for-three reverse stock split of its Common Stock, whereby each three shares of issued and outstanding Common Stock was converted and combined into one share of Common Stock (the "Reverse Split"). The Common Stock commenced trading on a post-Reverse Split basis on November 9, 1998.

     As a consequence of the Reverse Split: (1) pursuant to the provisions for adjustment of the conversion ratio of the Company's Series C Preferred Stock, the conversion price per share of Common Stock on a post-Reverse Split basis increased from $0.75 to $2.25 per share; and (2) pursuant to the terms for adjustment to the exercise price of the Company's Common Share Purchase Warrants, each Warrant purchased on a post-Reverse Split basis, 1/3 of a share of Common Stock at a price of $1.125 per share of Common Stock. The Company's Common Share Purchase Warrants expired under the terms of the Warrant Agreement dated July 28, 1995 (and all amendments thereto) on December 31, 2000. As provided in the Warrant Agreement, any unexercised Warrant Certificates outstanding on December 31, 2000, were automatically deemed exercised on behalf of each record holder of Warrant Certificates into shares of the Company's Common Stock at the rate of one-tenth (1/10th) of a share of Common Stock for each three Warrants. There was no exercise price payable to the Company in connection with this deemed exercise.

     On June 3, 1999, the TGC Board of Directors voted that in lieu of declaring the July 1999 semi-annual dividend on the Series C Preferred Stock to reduce, on a post-Reverse Split basis, the initial conversion price of the Series C Preferred Stock from $2.25 per share of Common Stock to $2.00 per share of Common Stock and delay the increase in the conversion price of the Series C Preferred Stock until the close of business on December 31, 2001.
The increase in the conversion price of the Series C Preferred Stock from $2.00 per share of Common Stock to $3.75 per share of Common Stock, following the reduction described above, was otherwise scheduled to increase at the close of business on December 31, 2000. As a result of the adjustments described above, the conversion price of the Series C Preferred Stock is $2.00 per share of Common Stock if exercised prior to the close of business on December 31, 2001. After December 31, 2001 and prior to the close of business on December 31, 2002, the conversion price per share of Common Stock shall be $3.75. Thereafter, the conversion price will be $6.00 per share of Common Stock.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITIONS AND RESULTS OF OPERATIONS.

                         Results of operations

               Geophysical Operation  (Continuing Operations)

     Revenues for the year ended December 31, 2000 were $6,455,915 compared with revenues of $4,600,708 for the year ended December 31, 1999. The Company

<PAGE 7>
incurred a net loss, before dividend requirements on preferred stock, of $(1,912,064) for the year ended December 31, 2000 compared with a net loss before dividend requirements on preferred stock of $(2,073,071) for the year ended December 31, 1999. The net loss of $(1,912,064), before dividend requirements on preferred stock, for the year ended December 31, 2000 included a charge of $202,000 for deferred income tax expense.

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

     TGC's cost of services, as a percentage of revenue, decreased to 109.3% in 2000 from 113.1% in 1999. This percentage decrease was principally a result of the increased revenue level in 2000. Selling, general and administrative expense increased to $969,875 in 2000 from $878,940 in 1999. This increase was primarily the result of additional expenditures in selling expense as marketing efforts were expanded in 2000. Interest expense decreased by $60,172 in 2000 when compared to 1999 primarily as a result of certain debt issues that matured during 2000. Non-cash charges for depreciation and amortization were $1,644,331 in 2000 compared with $1,885,313 in 1999.

     Due to a significant decline in spending for seismic services by a number of oil and gas clients as a result of significantly lower oil prices, TGC reduced its operations to one seismic acquisition crew in 1999. TGC continued to operate at this one crew level during 2000. This decrease in spending was primarily a result of the significant decline in oil and gas prices (principally oil prices) during 1998 and early 1999. For over thirty years, TGC has successfully served the geophysical industry. However, the Company was unable to obtain a sufficient number of contracts during 2000 to operate at a profitable level. An increase in oil prices began in December 1999. However, the increase in natural gas prices just began in May 2000. Due to the significant lag time in the geophysical services industry between increases in oil and natural gas prices and an increase in demand for services, the geophysical services industry has yet to experience a significant increase in demand for its services. However, there has been a recent increase in seismic bidding activity and management is aggressively pursing contract opportunities.

 Management believes that the geophysical services industry is promising. Geophysical services should be in greater demand due to the recent increase in levels of seismic bidding activity and the prospect of oil and natural gas prices remaining at or near their current levels. Though there can be no assurance, such conditions should enable the Company to secure contracts and improve its performance.

     This report contains forward-looking statements which reflect the view of Company's management with respect to future events. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to

<PAGE 8>

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

     At December 31, 2000, the Company had net operating loss carry forwards of approximately $7,800,000 available to offset future taxable income, which expires at various dates through 2020.

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

                          Financial Condition

      Cash of $383,582 was used in operations for the twelve months ended December 31, 2000, compared with cash provided by operations of $404,418 for the same period of the prior year. The primary reason for the decrease in cash from operations was an increase in accounts receivable of $894,764 in 2000 compared with a decrease in 1999 of $1,113,185. Net cash used in investing activities was $520,803 during 2000. This was principally the result of capital expenditures in the amount of $543,311. Principal payments of debt obligations in the amount of $814,462 resulted in net cash of $735,158 being used in financing activities during 2000.

     Working capital decreased $762,857 to $329,534 from the December 31, 1999, working capital of $1,092,391. The Company's current ratio decreased to
1.4 to 1.0 at December 31, 2000 from 2.3 to 1.0 at December 31, 1999. Stockholders' equity increased to $4,171,860 at December 31, 2000, from the December 31, 1999, balance of $3,493,612 due primarily to the conversion in May 2000 by WEDGE Energy Services, LLC ("WEDGE Energy") of its 8.5% Convertible Subordinated Debenture, Series B due December 1, 2009, in the principal amount of $2,500,000 (the "Debenture") plus accrued interest of $90,312 into 2,252,445 shares of 8.5% Senior Convertible Preferred Stock (Senior Preferred Stock"), as further described below.

<PAGE 9>

     The holders of the Company's outstanding Series C 8% Convertible Exchangeable Preferred Stock ("Series C Preferred Stock"), voted at the Annual Meeting held May 11, 2000, to consent to a new series of Senior Preferred Stock. The affirmative vote of the holders of two-thirds (2/3) of the outstanding shares of Series C Preferred Stock approved the new series of Senior Preferred Stock. As a result of the consent to the new series of Senior Preferred Stock by the Series C Preferred Stock shareholders and in accordance with the terms of the Debenture Agreement, WEDGE Energy, on May 17, 2000, converted its Debenture plus accrued interest into 2,252,445 shares of
Senior Preferred Stock.   In addition, 7,445 and 96,045 shares of Senior
Preferred Stock were issued to WEDGE Energy as payment of the June 1 and December 1, 2000 dividends, respectively. Per the Debenture Agreement all dividends on the Senior Preferred Stock were to be paid by the issuance of additional shares of Senior Preferred Stock through December 1, 2000.

     The Company anticipates that available funds, together with anticipated cash flows generated from future operations will be sufficient to meet the Company's cash needs during 2001, so long as one of the Company's two crews is employed, of which there is no assurance.


ITEM 7. FINANCIAL STATEMENTS.

                               Financial Statements
                             December 31, 2000 and 1999

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



<PAGE 10>


                Report of Independent Certified Public Accountants



Board of Directors and Stockholders
TGC Industries, Inc.


We have audited the accompanying balance sheets of TGC Industries, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TGC Industries, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Grant Thornton LLP
GRANT THORNTON LLP

Dallas, Texas
February 9, 2001






<PAGE 11>

                             TGC Industries, Inc.

                                BALANCE SHEETS

                                 December 31,



                        ASSETS                                     2000            1999
                                                                ___________     __________
CURRENT ASSETS
   Cash and cash equivalents                                    $  259,131    $ 1,898,674
   Trade accounts receivable                                       894,764             -
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                               8,550             -
   Prepaid expenses and other                                       72,085         44,479
                                                                ___________    ___________

             Total current assets                                1,234,530      1,943,153

PROPERTY AND EQUIPMENT - at cost
   Machinery and equipment                                      11,187,043     10,839,242
   Automobiles and trucks                                          757,111        600,703
   Furniture and fixtures                                          323,323        317,167
   Other                                                             4,536         18,144
                                                               ____________    ___________

                                                                12,272,013     11,775,256
    Less accumulated depreciation and amortization              (8,309,781)    (6,712,004)
                                                               ____________    ___________

                                                                 3,962,232      5,063,252

DEFERRED INCOME TAXES                                                   -         202,000

OTHER ASSETS                                                           395            495
                                                               ____________    ___________

                                                               $ 5,197,157    $ 7,208,900
                                                               ============   ===========




<PAGE 12>


                             TGC Industries, Inc.

                          BALANCE SHEETS - CONTINUED

                                 December 31,



   LIABILITIES AND STOCKHOLDERS' EQUITY                          2000              1999
                                                              _________          _________
CURRENT LIABILITIES
   Trade accounts payable                                   $  336,876          $  50,932
   Accrued liabilities                                         140,535             60,362
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                        179,050                 -
   Current maturities of long-term obligations                 248,535            739,468
                                                              _________         __________

             Total current liabilities                         904,996            850,762

LONG-TERM OBLIGATIONS, less current maturities                 120,301          2,864,526

Commitments and contingencies                                       -                  -

STOCKHOLDERS' EQUITY
   Preferred stock, $1.00 par value;
      4,000,000 shares authorized;
    8.5% senior convertible preferred stock;
      2,355,935 and 0 shares issued and
      outstanding in 2000 and 1999, respectively             2,355,935                 -
    8% Series C convertible exchangeable
      preferred stock; 1,150,350 shares issued,
      1,085,550 and 1,115,750 shares outstanding
      at 2000 and 1999, respectively                         1,085,550          1,115,750
    Common stock, $.30 par value;
      25,000,000 shares authorized; 2,360,818 and
      2,285,318 shares issued in 2000 and 1999,
      respectively                                             708,245            685,595
    Additional paid-in capital                               5,609,285          5,367,358
    Accumulated deficit                                     (5,371,841)        (3,459,777)
   Treasury stock, at cost
     (31,944 shares in 2000 and 1999)                         (215,314)          (215,314)
                                                            ___________        ___________

                                                             4,171,860          3,493,612
                                                            ___________        ___________

                                                          $  5,197,157        $ 7,208,900
                                                          =============       ============

              The accompanying notes are an integral part of these statements.


<PAGE 13>


                                   TGC Industries, Inc.

                                 STATEMENTS OF OPERATIONS

                                 Years ended December 31,



                                                                 2000              1999
                                                               ________          _________

Revenue                                                    $ 6,455,915        $ 4,600,708

Cost and expenses
   Cost of services                                          7,053,779          5,201,342
   Selling, general and administrative                         969,875            878,940
   Interest expense                                            142,325            202,497
   Debt financing costs                                             -             391,000
                                                            ___________        ___________

                                                             8,165,979          6,673,779
                                                            ___________        ___________

        Loss from operations before income taxes            (1,710,064)        (2,073,071)

Income tax expense
   Deferred                                                    202,000                 -
                                                            ___________        ___________

        Net loss                                            (1,912,064)        (2,073,071)

Less dividend requirements on preferred stock                 (572,426)          (446,300)
                                                            ___________        ___________

        Loss allocable to common stockholders              $(2,484,490)       $(2,519,371)
                                                           ============       ============

Loss per common share - basic and diluted                       $(1.08)            $(1.13)

Weighted average number of common shares - basic
  and diluted                                                2,296,210          2,228,989

       The accompanying notes are an integral part of these statements.

<PAGE 14>

                                                     TGC Industries, Inc.
                                               STATEMENT OF STOCKHOLDERS' EQUITY


                                                                            Additional
                                   Preferred stock         Common stock       paid-in     Accumulated  Treasury
                                Shares       Amount      Shares     Amount    capital       deficit      stock        Total
                              _________   __________   _________   ________  __________  ____________  __________  ___________

Balances at
  January 1, 1999             1,129,350   $1,129,350   2,204,130   $661,239  $4,939,287  $(1,386,706)  $(215,314) $ 5,127,856

Issuance of common stock             -            -       47,827     14,348      33,479           -           -        47,827

Conversion of preferred stock   (13,600)     (13,600)     33,361     10,008       3,592           -           -            -

Stock warrants issued with debt      -            -           -          -      391,000           -           -       391,000

Net loss                             -            -           -          -           -    (2,073,071)         -    (2,073,071)
                              _________    _________   _________  _________   _________   ___________   _________  ___________

Balances at
  December 31, 1999           1,115,750    1,115,750   2,285,318    685,595   5,367,358   (3,459,777)   (215,314)   3,493,612

Conversion of note into
  preferred stock             2,252,445    2,252,445          -          -      337,867           -           -     2,590,312

Conversion of
  preferred stock               (30,200)     (30,200)     75,500     22,650       7,550           -           -            -

Dividend on 8-1/2% senior
  convertible preferred stock   103,490      103,490          -          -     (103,490)          -           -            -

Net loss                             -            -           -          -           -    (1,912,064)         -    (1,912,064)
                              _________    __________ __________   ________   _________   ___________  _________  ___________
Balances at
  December 31, 2000           3,441,485    $3,441,485  2,360,818   $708,245  $5,609,285  $(5,371,841)  $(215,314) $ 4,171,860
                              =========    ==========  =========   ========  ==========  ===========   =========  ===========

          The accompanying notes are an integral part of these statements.

<PAGE 15>
                                   TGC Industries, Inc.

                                 STATEMENTS OF CASH FLOWS

                                 Years ended December 31,

                                                                 2000              1999
                                                              __________         _________

Cash flows from operating activities
  Net loss                                                  $(1,912,064)      $(2,073,071)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities
       Depreciation and amortization                          1,644,331         1,885,313
       Gain on disposal of property and equipment               (22,508)           (9,894)
       Deferred income taxes                                    202,000                -
       Debt financing costs                                          -            391,000
  Changes in operating assets and liabilities
    Trade accounts receivable                                  (894,764)        1,113,185
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                         (8,550)         (387,474)
    Prepaid expenses                                            (27,606)           81,940
    Other assets                                                    100               468
    Accounts payable                                            285,944          (525,373)
    Accrued liabilities                                         170,485           (46,485)
    Costs and estimated earnings in excess of
      billings on uncompleted contracts                         179,050                -
    Federal income taxes payable                                     -            (25,191)
                                                               _________        __________

        Net cash provided by (used in) operating activities    (383,582)          404,418

Cash flows from investing activities
  Capital expenditures                                         (543,311)           (9,223)
  Proceeds from sale of property and equipment                   22,508            46,300
                                                               _________        __________

        Net cash provided by (used in) investing activities    (520,803)           37,077

Cash flows from financing activities
  Dividends paid                                                     -           (178,043)
  Net borrowings under line of credit                                -           (290,000)
  Proceeds from issuance of debt                                 79,304         3,112,500
  Principal payments of debt obligations                       (814,462)       (1,890,277)
                                                               _________       ___________

        Net cash provided by (used in) financing activities    (735,158)          754,180
                                                               _________       ___________

        Net increase (decrease) in cash and cash equivalents (1,639,543)        1,195,675

Cash and cash equivalents at beginning of year                1,898,674           702,999
                                                             ___________       ___________

Cash and cash equivalents at end of year                     $  259,131       $ 1,898,674
                                                             ===========      ============

<PAGE 16>

                                   TGC Industries, Inc.

                            STATEMENTS OF CASH FLOWS -  CONTINUED

                                    Years ended December 31,

                                                                 2000              1999
                                                              __________         _________


Supplemental cash flow information
    Interest paid                                            $    153,360    $    192,462
    Income taxes paid                                        $         -     $     22,000

Noncash investing and financing activities

    During 2000, the holder of the Company's $2,500,000 debenture payable converted the debenture and accrued interest of $90,312 into 2,252,445 shares of 8.5% Senior Preferred Stock. In addition, the Company issued an additional 103,490 shares of 8.5% Senior Preferred Stock as a dividend payment to the holder of the 8.5% Senior Preferred Stock.
    In accordance with the terms of the Debenture Agreement, dividends payable through December 1, 2000 were to be paid by the issuance of additional shares of 8.5% Senior Preferred Stock.

    During 1999, the Company issued 47,827 shares of common stock to holders of the Series C 8% Convertible Exchangeable Preferred Stock electing to receive common stock in lieu of cash dividends.



















              The accompanying notes are an integral part of these statements.



<PAGE 17>

                                  TGC INDUSTRIES, INC.

                             NOTES TO FINANCIAL STATEMENTS

                               December 31, 2000 and 1999


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

   Property and Equipment

   Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the individual assets ranging from 1 to 7 years.

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

   Stock-Based Compensation

   The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and provides the required pro forma disclosures prescribed by Statement of Financial Accounting Standards No. 123.

<PAGE 18>


                              TGC Industries, Inc.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                          December 31, 2000 and 1999


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   Financial Instruments

   The Company's financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items. Fair value of long-term debt is based on rates available to the Company for debt with similar terms and maturities.

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

<PAGE 19>


                              TGC Industries, Inc.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                          December 31, 2000 and 1999

NOTE C - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

  The components of uncompleted contracts are as follows:

                                                            December 31,
                                                       _____________________
                                                         2000          1999
                                                       ________       ______

      Costs incurred on uncompleted contracts and
         estimated earnings                           $ 127,680      $    -
      Less billings to date                            (298,180)          -
                                                       ________        _____

                                                      $(170,500)     $    -
                                                       ========       =====

NOTE D - ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                                            December 31,
                                                       _____________________
                                                          2000         1999
                                                       _________      ______

        Compensation and payroll taxes                  $  25,994    $13,387
        Insurance                                          48,000          -
        Other                                              66,541     46,975
                                                           ______     ______
                                                         $140,535    $60,362
                                                          =======     ======





<PAGE 20>

                              TGC Industries, Inc.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                          December 31, 2000 and 1999

NOTE E - DEBT

    Long-term Obligations

    Long-term obligations consist of the following:


                                                            December 31,
                                                        _____________________
                                                          2000          1999
                                                        ________       ______

       Debenture payable to a corporation, maturing
         in December 2009, interest at 8.5%, payable
         semi-annually                                 $       -   $2,500,000
       Note payable, interest at 4%, due in monthly
         installments of $552 including interest;
         collateralized by equipment and accounts
         receivable                                       106,142     108,342
       Note payable, interest at 4%, due in monthly
         installments of $1,130 including interest;
         collateralized by equipment and accounts
         receivable                                        28,962      40,923
       Notes payable to a finance company, interest
         at 11%, due in monthly installments of
         $50,267 including interest; collateralized
         by equipment                                          -      432,458
       Note payable to a finance company, interest
         at 9.5%, due in monthly installments of
         $5,143 including interest; collateralized
         by equipment                                      34,928      90,666
       Note payable to a finance company, interest
         at 8.7%, due in monthly installments of
         $5,038 including interest; collateralized
         by equipment                                      43,796      98,079
       Note payable to a finance company, interest
         at 8.8%, due in monthly installments of
         $4,974 including interest; collateralized
         by equipment                                      57,061     109,539
       Note payable to a finance company, interest
         at 9.4%, due in monthly installments of
         $12,104 including interest, collateralized
         by equipment                                      93,637     223,987
       Other                                                4,310          -
                                                           ______     _______

                                                         $368,836  $3,603,994
                                                         ========  ==========

<PAGE 21>


                              TGC Industries, Inc.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                          December 31, 2000 and 1999

NOTE E - DEBT - Continued

  Aggregate maturities of long-term obligations at December 31, 2000 are as follows:

       Year ending
       December 31,

          2001                                          $248,535
          2002                                            15,475
          2003                                             5,854
          2004                                             2,594
          2005                                             2,702
          Thereafter                                      93,676
                                                         _______
                                                         368,836
                Less current maturities                  248,535
                                                         _______

                                                        $120,301
                                                         =======

   Subordinated Debt

   During 1999, the Company issued subordinated notes payable of $312,500 to officers and directors. The notes payable bore interest at 8% and were paid in full during December 1999.

   On December 14, 1999, the Company issued a $2,500,000 convertible subordinated debenture to a corporation. The debenture bears interest at 8.5%, payable semi-annually, and matures in December 2009. The debenture was converted into 8.5% Senior Preferred Stock at a conversion price of $1.15 per share on May 17, 2000.

   Fair Value of Debt Obligations

   The fair value of debt obligations is estimated using discounted cash flows based on the Company's incremental borrowing rate for similar types of borrowings. A comparison of the carrying value and fair value of these instruments is as follows:

                                                            December 31,
                                                        _____________________
                                                          2000          1999
                                                        ________       ______

    Carrying value                                     $368,836    $3,603,994
    Fair value                                         $315,343    $3,264,899

<PAGE 22>


                               TGC Industries, Inc.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                          December 31, 2000 and 1999

NOTE F - STOCKHOLDERS' EQUITY

   Earnings Per Share

   The effect of preferred stock dividends on the amount of loss available to common stockholders was $.25 and $.20 for the years ended December 31, 2000 and 1999, respectively.

   Outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive total 1,136,575 for each of the years ended December 31, 2000 and 1999. Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive total 345,497 and 176,497 for the years ended December 31, 2000 and 1999, respectively.

   Stock-Based Compensation Plans

   The Company's 1986 Incentive Stock Option Plan (the "1986 Plan") expired during July 1997. At December 31, 2000, options covering 6,335 shares of the Company's common stock were outstanding under the 1986 Plan. Options granted under the 1986 Plan must be exercised within five years from the date of grant. All options were exercisable at December 31, 2000, and will remain outstanding until they are exercised or canceled.

   The Company currently has in effect a 1993 Stock Option Plan (the "1993 Plan") covering a total of 283,334 shares of the Company's common stock. Options under the 1993 Plan must be granted at prices not less than the market price at the date of grant and must be exercised within five years from the date of grant. Options covering 45,004 shares are exercisable as follows: (i) one-third of the shares after the first 12 month period following the date of grant, (ii) up to two-thirds of the shares after the first 24 month period following the date of grant, and (iii) all of the shares of stock subject to the option at any time after the first 36 month period following the date of grant. Options covering 35,000 shares are exercisable as follows: (i) one-third of the shares on January 1, 2000, and (ii) all of the shares after January 1, 2001. Options covering 37,100 shares are exercisable as follows: (i) one-third on October 21, 2000, and
   (ii) all of the shares after October 21, 2001. At December 31, 2000, outstanding options for 92,369 shares were exercisable.

   In conjunction with the spin-off of the Company's wholly-owned subsidiary, Chase Packaging Corporation (Chase), in 1996, options held by employees of Chase under the 1993 Plan were converted into a nonqualified plan. Options covering 53,058 shares were outstanding and exercisable at December 31, 2000.

<PAGE 23>



                              TGC Industries, Inc.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                          December 31, 2000 and 1999

NOTE F - STOCKHOLDERS' EQUITY - Continued

   The Company currently has in effect a 1999 stock option plan (the "1999 Plan") covering up to 300,000 shares of the Company's common stock.
   Options under the 1999 Plan must be granted at prices not less than the lesser of the par value per share of the stock or the fair market value per share of the Company's stock on the date of the grant, and their term cannot exceed ten years from the date of the grant. Options outstanding at December 31, 2000, covering 169,000 shares, expire five years from the date of the grant and are exercisable as follows: (i) one-third of the shares after the 12 month period following the date of the grant, (ii) two-thirds of the shares after the 24 month period following the date of the grant, and (iii) all of the shares of stock after the 36 month period following the date of the grant. At December 31, 2000, no outstanding options are exercisable.

   The Company has adopted only the disclosure provisions of SFAS 123. The Company will continue to apply APB 25 and related interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock grants been determined consistent with SFAS 123, the Company's net loss and net loss per common share for 2000 and 1999 would approximate the pro forma amounts indicated below:

                                  2000                         1999
                        ________________________    _________________________
                        As reported    Pro forma    As reported    Pro forma
                        ___________    _________    ___________    __________

    Net loss            $(1,912,064)  $(1,926,337)  $(2,073,071)  $(2,093,544)
                         ==========     =========     =========     =========

    Net loss allocable
     to common
     stockholders       $(2,484,490)  $(2,498,763)  $(2,519,371)  $(2,539,844)
                         ==========     =========     =========     =========

    Loss per common
     share   basic
     and diluted             $(1.08)       $(1.09)       $(1.13)       $(1.14)


<PAGE 24>


                              TGC Industries, Inc.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                          December 31, 2000 and 1999

NOTE F - STOCKHOLDERS' EQUITY - Continued

   The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before December 31, 1994. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected volatility of 192% and 143% in 2000 and 1999, respectively; risk-free interest rate of 5.5% and 6.4% in 2000 and 1999, respectively; and expected life of 5 years for 2000 and 1999.
   The weighted average fair value of options granted during 2000 and 1999 was $.97 and $.68, respectively.

   The following table summarizes activity under the Plans:

                                                                  Weighted
                                                Shares under      average
                                                    option     exercise price
                                                ____________   ______________


     Balance at January 1, 1999                     154,398         2.39
       Granted                                       37,100          .75
       Canceled                                     (15,001)        3.87

                                                    _______         ____
     Balance at December 31, 1999                   176,497        $1.92

     Granted                                        169,000         1.00
                                                    _______         ____

     Balance at December 31, 2000                   345,497        $1.47
                                                    =======        =====
     Exercisable at December 31:
       1999                                         127,730        $2.34
       2000                                         151,762        $2.11

<PAGE 25>


                              TGC Industries, Inc.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                          December 31, 2000 and 1999

NOTE F - STOCKHOLDERS' EQUITY - Continued

   The following information applies to options outstanding at December 31, 2000:

                                               Weighted
                                                average
                                               remaining         Weighted
             Range of          Number         contractual         average
          exercise prices    outstanding          life         exercise price
                                               (in years)
          _______________    ___________      ___________      ______________

          $  .75   $1.13       247,435            7.76            $  .95
          $ 2.40   $3.00        98,062             .89              2.84
                               _______
                               345,497                             $1.47
                               =======                             =====


   The following information applies to options exercisable at December 31, 2000:

             Range of          Number         Weighted average
          exercise prices    exercisable       exercise price
          _______________    ___________      ________________

          $  .75 - $1.13        53,700           $  .96
          $ 2.40 - $3.00        98,062             2.74
                                ______

                               151,762            $2.11
                               =======

<PAGE 26>



                              TGC Industries, Inc.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                          December 31, 2000 and 1999

NOTE F - STOCKHOLDERS' EQUITY - Continued

   Stock Warrants

   At December 31, 2000, warrants covering 1,136,574 shares were outstanding. In connection with the issuance of subordinated notes payable during 1999, certain officers and directors received warrants covering 850,000 shares with a value of $391,000. These warrants have a strike price of $.30 and expire on July 31, 2009. Warrants covering 233,240 shares have a strike price of $1.13 per share and expire on December 31, 2000. Warrants covering 50,000 shares have a strike price of $2.40 and expire on December 27, 2000. Warrants to purchase 3,334 common shares have a strike price of $3.19 and expire on January 25, 2001.

   Preferred Stock

   During 1996, the Company issued 1,150,350 shares of Series C 8% convertible exchangeable preferred stock ("Series C Preferred Stock") at $5.00 per share in a private placement offering with gross proceeds of approximately $5,800,000. The Series C Preferred Stock is, at the option of the Company, exchangeable into 8% subordinated convertible debentures. The preferred stock and debentures are convertible into shares of the Company's common stock at the conversion price of (i) $2.00 per share if exercised by December 31, 2001, (ii) $3.75 per share if exercised from January 1, 2002 through December 31, 2002, and (iii) $6.00 per share thereafter.

   During 2000, the holders of the Series C 8% convertible exchangeable preferred stock voted to consent to a new series of 8.5% Senior Convertible Preferred Stock ("Senior Preferred Stock"). As a result, in accordance with the terms of a debenture agreement, the $2,500,000 debenture on the books of the Company plus accrued interest, were converted into 2,252,445 shares of the Senior Preferred Stock. In addition, in accordance with the terms of the agreement, the Company issued 7,445 and 96,045 additional shares of Senior Preferred Stock to the Senior Preferred shareholders as payment for the June 1, 2000 and December 1, 2000 dividends, respectively, resulting in 2,355,935 shares outstanding at December 31, 2000.

   Dividends

   Holders of the Company's Series C 8% Preferred Stock will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8% per annum. The dividends are payable semi-annually during January and July of each year. At December 31, 2000, cumulative dividends of approximately $651,000 were in arrears.


<PAGE 27>

                              TGC Industries, Inc.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                          December 31, 2000 and 1999

NOTE F - STOCKHOLDERS' EQUITY - Continued

   Holders of the Company's Senior Preferred Stock will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8.5% per annum. The dividends are payable semi-annually during June and December of each year. Dividends payable in 2000 were paid in additional shares of Senior Preferred Stock, in accordance with the terms of the agreement.

NOTE G - INCOME TAXES

  The income tax provision (benefit) reconciled to the tax computed at the statutory Federal rate is as follows:

                                                            Years ended
                                                            December 31,
                                                          __________________
                                                           2000        1999
                                                          _______    ________

      Federal tax expense (benefit) at statutory rate   $(581,422)  $(704,844)
      Meals and entertainment                              22,269       5,512
      Other                                                   647     (41,298)
      Change in prior year estimates                     (212,210)         -
      Change in valuation allowance                       972,716     740,630
                                                          _______     _______
                                                        $ 202,000   $      -
                                                          =======    ========



   Deferred tax assets and liability consist of the following:


                                                           December 31,
                                                         __________________
                                                          2000        1999
                                                         _______    ________
      Deferred tax assets
        Net operating loss carryforwards              $ 2,636,873  $1,904,159
        Other                                              20,661      33,046
      Deferred tax liability
        Property and equipment                           (679,594)   (729,981)
                                                         ________   _________
                                                        1,977,940   1,207,224
        Less valuation allowance                       (1,977,940) (1,005,224)
                                                         ________   _________

        Net deferred tax asset                        $        -   $  202,000
                                                         ========   =========

<PAGE 28>


                              TGC Industries, Inc.

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                          December 31, 2000 and 1999

NOTE G - INCOME TAXES - Continued

   At December 31, 2000, the Company had net operating loss carryforwards of approximately $7,800,000 available to offset future taxable income, which expire at various dates through 2020. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits are more likely than not.

NOTE H - 401(k) PLAN

   The Company has a 401(k) salary deferral plan which covers all employees who have reached the age of 20.5 years and have been employed by the Company for at least one year. The covered employees may elect to have an amount deducted from their wages for investment in a retirement plan. The Company makes contributions to the plan equal to 100% of each participant's salary reduction contributions to the plan up to 2% of the participant's compensation. The Company's matching contribution to the plan was approximately $14,000 and $13,000 for the years ended December 31, 2000 and 1999, respectively.

NOTE I - CONCENTRATION OF CREDIT RISK

   The Company sells its geophysical services primarily to large independent oil and gas companies operating in the United States. The Company performs ongoing credit evaluations of its customer's financial condition and, generally, requires no collateral from its customers.

   During 2000, four customers accounted for 23%, 19%, 18% and 15% of the revenues of the Company, respectively. During 1999, three customers accounted for 38%, 20% and 16% of the revenues of the Company, respectively.

NOTE J - CONTINGENCIES

   In conducting its activities, the Company from time to time is the subject of various claims arising from the ordinary course of business. In the opinion of management, the ultimate resolution of such claims is not expected to have a material adverse effect upon the financial position of the Company.

<PAGE 29>


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

<PAGE 30>

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

                4.3 Statement of Resolution Regarding Series C 8% Convertible Exchangeable Preferred Stock of TGC Industries, Inc. as filed with the Secretary of State of Texas on December 30, 1998, filed as Exhibit 4.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 30, 1998, and incorporated herein by reference.

<PAGE 31>
                4.4 Statement of Resolution Regarding Series C 8% Convertible Exchangeable Preferred Stock of TGC Industries, Inc. as filed with the Secretary of State of Texas on July 9, 1999.

                4.5 Form of Debenture Agreement and Debenture for 8% Subordinated Convertible Debentures, Series A, filed as Exhibit 4.2 to the Company's Registration
                      Statement on Form SB-2 (Registration No. 333-12269), as amended, filed with the Commission and incorporated herein by reference.

                4.6 Form of Warrant Agreement dated July 28, 1995, as amended, and Warrant, filed as Exhibit 4.3 to the Company's Registration Statement on Form SB-2 (Registration No. 333-12269), as amended, filed with the Commission and incorporated herein by reference.

                4.7 Debenture Agreement dated December 10, 1999, with respect to the Company's $2,500,000 8 1/2% Convertible Subordinated Debenture, Series B payable to Wedge Energy Services, L.L.C., filed as Exhibit 4.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

                4.8 Statement of Resolution Establishing 8-1/2% Senior Convertible Preferred Stock of TGC Industries, Inc. as filed with the Secretary of State of Texas on May 17, 2000.

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

<PAGE 32>

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

               10.10 Warrant Agreements and Warrant Certificates dated July 30, 1999 issued by the Company to JMS Inc. Cust FBO William J. Barrett Keogh, JMS Inc. Cust FBO Herbert M. Gardner Keogh, Edward L. Flynn, Allen T. McInnes, and Wayne A. Whitener in connection with the issuance by the Company of notes payable to such persons, filed as
                      Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

               10.11 Debenture Purchase Agreement dated December 10, 1999, between WEDGE Energy Services, L.L.C. and the Company with respect to the purchase by WEDGE of the Company's
                      8 1/2% Convertible Subordinated Debenture, Series B, for the cash consideration of $2,500,000 paid by WEDGE to the Company, filed as Exhibit 10.11 to the Company's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

<PAGE 33>

             10.12 Voting Agreement dated December 10, 1999, between the Company, WEDGE Energy Services, L.L.C., and the following shareholders of the Company: Allen McInnes, Wayne Whitener, Herbert Gardner, William J. Barrett and Edward L. Flynn, filed as Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

             10.13 The Company's 1999 Stock Option Plan as adopted by the Board of Directors on December 14, 1999, filed as
                    Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.


                             SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TGC INDUSTRIES, INC.

Date:  March 26, 2001             By:   /s/ Wayne A. Whitener
                                        Wayne A. Whitener
                                        President (Principal Executive
                                        Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 26, 2001             By:    /s/ Allen T. McInnes
                                         Allen T. McInnes
                                         Chairman of the Board
                                         and Secretary

Date:  March 26, 2001             By:    /s/ Edward L. Flynn
                                         Edward L. Flynn
                                         Director

Date:  March 26, 2001             By:    /s/ Wayne A. Whitener
                                         Wayne A. Whitener
                                         President, Chief Executive
                                         Officer and Director

Date:  March 26, 2001             By:    /s/ Kenneth Uselton
                                         Kenneth Uselton, Treasurer
                                         (Principal Financial and
                                         Accounting Officer)

<PAGE 34>



Date:  March 26, 2001             By:    /s/ William J. Barrett
                                         William J. Barrett
                                         Director


Date:  March 26, 2001             By:    /s/ Herbert M. Gardner
                                         Herbert M. Gardner
                                         Director

Date:  March 26, 2001             By:    /s/ William H. White
                                         William H. White
                                         Director

Date:  March 26, 2001             By:    /s/ Pasquale V. Scaturro
                                         Pasquale V. Scaturro
                                         Director


<PAGE 35>
EXHIBIT 4.4


                Statement of Resolution Regarding
                    Series of Preferred Stock
                                of
                       TGC Industries, Inc.


     Pursuant to the provisions of Article 2.13 of the Texas Business Corporation Act, and the Articles of Incorporation, as amended, of the undersigned Corporation, the Corporation submits the following with respect to its Statement of Resolution Establishing its Series C 8% Convertible Exchangeable Preferred Stock for the purpose of modifying certain terms of the Series C Preferred Stock, which Statement of Resolution was originally filed with the Secretary of State of Texas on July 9, 1996, and was modified by Statements of Resolution filed with the Secretary of State of Texas on July 22, 1998, December 9, 1998, and December 30, 1998.

     1.   The name of the Corporation is TGC Industries, Inc.; and

     2.   A resolution adopting the Statement of Resolution Regarding Series
C 8% Convertible Exchangeable Preferred Stock is attached as Exhibit "A" hereto and incorporated herein by reference. Such resolution was duly adopted by all necessary action on the part of the Corporation at a regular meeting of the Board of Directors of the Corporation held on June 3, 1999.

     Dated June 30, 1999.


                              TGC INDUSTRIES, INC.


                              By: /S/ Rice M. Tilley, Jr.
                              Rice M. Tilley, Jr., Assistant Secretary



<PAGE 36>
                           EXHIBIT "A"

                STATEMENT OF RESOLUTION REGARDING
     SERIES C 8% CONVERTIBLE EXCHANGEABLE PREFERRED STOCK OF

                       TGC INDUSTRIES, INC.

     Pursuant to the provisions of Article 2.13 of the Texas Business Corporation Act and the Articles of Incorporation, as amended, of TGC Industries, Inc., a Texas corporation (the "Corporation" or the "Company"), the Corporation has adopted the following resolution by all necessary action on the part of the Corporation, at a regular meeting of the Board of Directors on June 3, 1999, for the purpose of modifying certain terms of its Series C 8% Convertible Exchangeable Preferred Stock as provided therein:

     RESOLVED, that pursuant to the authority vested in the Board of Directors of the Corporation by Article 4.b of the Corporation's Articles of Incorporation, as amended, the Corporation hereby approves a modification with respect to its Statement of Resolution Establishing Series C 8% Convertible Exchangeable Preferred Stock (the "Preferred Stock"), which Statement of Resolution was originally filed with the Secretary of State of Texas on July 9, 1996, and was modified by Statements of Resolution filed with the Secretary of State of Texas on July 22, 1998, December 9, 1998, and December 30, 1998, by adopting the following modification to subparagraph 3(d) thereof to (i) reduce the conversion price per share of Common Stock and (ii) delay the date of the increase of the conversion price of the Preferred Stock from December 31, 2000 until December 31, 2001 and the subsequent date of the increase of the conversion price of the Preferred Stock from December 31, 2001 to December 31, 2002, so that subparagraph 3(d) of such Statement of Resolution shall read in its entirety as set forth below. Except as modified as set forth below, the Statement of Resolution Establishing Series C 8% Convertible Exchangeable Preferred Stock as filed with the Secretary of State on July 9, 1996, shall remain in full force and effect.

                         "(d) Conversion Ratio. Each share of Preferred Stock may, at the discretion of the holder thereof, be converted into shares of Common Stock of the Corporation at the conversion price per share of (i) prior to the close of business on December 31, 2001, the conversion price per share of Common Stock of Two
          Dollars and 00/100 ($2.00), (ii) after December 31,
          2001 and prior to the close of business on December
          31, 2002, the conversion price per share of Common
          Stock of Three Dollars and Seventy-Five Cents ($3.75), and (iii) thereafter, the conversion price per share of Common Stock of Six Dollars ($6.00), as such conversion price may be adjusted and readjusted from time to time in accordance with subparagraph 3(g) hereof (such conversion price, as adjusted and readjusted and in effect at any time, being herein called the "Conversion Price" or the "Conversion
          Ratio"), into the number of fully paid and non-assessable shares of Common Stock determined by dividing (x) the $5.00 per share price of the

<PAGE 37>
          Preferred Stock to be so converted by (y) the Conversion Price in effect at the time of such conversion. The Conversion Ratios referred to above will be subject to adjustment as set forth in subparagraph 3(g)."

                              [END]
<PAGE 38>

EXHIBIT 4.8

               Statement of Resolution Establishing
                    Series of Preferred Stock
                                of
                       TGC Industries, Inc.


     Pursuant to the provisions of Article 2.13 of the Texas Business Corporation Act, and the Articles of Incorporation, as amended, of the undersigned Corporation, the Corporation submits the following with respect to establishing and designating its 8-1/2% Senior Convertible Preferred Stock:

     1.   The name of the Corporation is TGC Industries, Inc.; and

     2. A resolution adopting the Statement of Resolution Establishing the 8-1/2% Senior Convertible Preferred Stock is attached as Exhibit "A" hereto and incorporated herein by reference. Such resolution was duly adopted by all necessary action on the part of the Corporation at a Special Meeting of the Board of Directors of the Corporation held on November 30, 1999, and consented to by the holders of over two-thirds (2/3) of the issued and outstanding shares of Series C 8% Convertible Exchangeable Preferred Stock entitled to vote thereon at the Annual Meeting of Shareholders held on May 11, 2000.

     Dated May 11, 2000.


                              TGC INDUSTRIES, INC.


                          By: /s/ Rice M. Tilley, Jr.
                              Rice M. Tilley, Jr., Assistant Secretary



<PAGE 39>

                           EXHIBIT "A"



              8-1/2% SENIOR CONVERTIBLE PREFERRED STOCK

                                OF

                       TGC INDUSTRIES, INC.


     RESOLVED, that pursuant to the authority vested in the Board of Directors of the Corporation by Article 4.b of the Corporation's Certificate of Restated Articles of Incorporation, as amended, a series of preferred stock of the Corporation be, and it is hereby, created out of the authorized but unissued shares of the capital stock of the Corporation, such series to be designated 8-1/2% Senior Convertible Preferred Stock (the "Preferred Stock"), to consist of 2,750,000 shares, of which the preferences and relative and other rights, and the qualifications, limitations or restrictions thereof, shall be (in addition to those set forth in the Corporation's Certificate of Incorporation, as amended) as follows:

     1. Certain Definitions. Unless the context otherwise requires, the terms defined in this paragraph 1 shall have, for all purposes of this resolution, the meanings herein specified.

     Common Stock. The term "Common Stock" shall mean all shares now or hereafter authorized of any class of Common Stock of the Corporation and any other stock of the Corporation, howsoever designated, authorized after the Issue Date, which has the right (subject always to prior rights of any class or series of preferred stock) to participate in the distribution of the assets and earnings of the Corporation without limit as to per share amount.

     Conversion Date. The term "Conversion Date" shall have the meaning set forth in subparagraph 3(e) below.

     Conversion Ratio. The term "Conversion Ratio" shall mean the ratio used to determine the number of shares of Common Stock deliverable upon conversion of the Preferred Stock, subject to adjustment in accordance with the provisions of paragraph 3 below.

     Issue Date. The term "Issue Date" shall mean the date that shares of Preferred Stock are first issued by the Corporation.

     Series C Preferred Stock. The term "Series C Preferred Stock" shall mean the Corporation's Series C 8% Convertible Exchangeable Preferred Stock.

     Subsidiary. The term "Subsidiary" shall mean any corporation of which shares of stock possessing at least a majority of the general voting power in electing the board of directors are, at the times as of which any determination is being made, owned by the Corporation, whether directly or indirectly through one or more Subsidiaries.

<PAGE 40>

     2. Dividends. The Preferred Stock shall be senior in rights to dividends to all classes and series of stock of the Corporation, including without limitation the Corporation's Series C Preferred Stock. In addition, the Preferred Stock shall have the following dividend rights:

          (a) Declaration of Dividends. The holders of shares of Preferred Stock shall be entitled to receive cumulative cash dividends, when and as declared by the Board of Directors out of funds legally available therefor, at a rate of eight and one-half percent (8-1/2%) per annum and no more ($0.09775 per share per annum based on the per share liquidation value of $1.15), before any dividend or distribution in cash or other property (other than dividends payable in stock ranking junior to the Preferred Stock as to dividends and upon liquidation, dissolution or winding-up) on any class or series of stock of the Corporation ranking junior to the Preferred Stock as to dividends or on liquidation, dissolution or winding-up shall be declared or paid or set apart for payment.

          (b) Payment of Dividends. Dividends on the Preferred Stock shall be payable, when and as declared by the Board of Directors on December 1 and June 1 of each year, commencing June 1, 2000 (each such date being hereinafter individually a "Dividend Payment Date" and collectively the "Dividend Payment Dates"), except that if such date is a Saturday, Sunday or legal holiday then such dividend shall be payable on the first immediately preceding calendar day which is not a Saturday, Sunday or legal holiday, to holders of record as they appear on the books of the Corporation on such respective dates, not exceeding sixty days preceding such Dividend Payment Date, as may be determined by the Board of Directors in advance of the payment of each particular dividend. Dividends in arrears may be declared and paid at any time, without reference to any regular Dividend Payment Date, to holders of record on such date as may be fixed by the Board of Directors of the Corporation. Dividends declared and paid in arrears shall be applied first to the earliest dividend period or periods for which any dividends remain outstanding. The amount of dividends payable per share of this Series for each dividend period shall be computed by dividing the annual rate of eight and one-half percent (8-1/2%) by two (2). Dividends payable on this Series for the initial period and for any period less than a full semi-annual period shall be computed on the basis of a 360-day year of twelve 30-day months. Dividends shall be payable in cash, provided that for each dividend declared and payable through December 1, 2000, the dividend payment shall be by payment in kind securities by issuance of additional shares of Preferred Stock with a liquidation value equal to the amount of the cash dividend payment which would have been paid ("PIK Dividend"). For each dividend payment due and payable after December 1, 2000, payment shall be by cash or by PIK Dividend at the election of the holders by written notice to the Corporation, provided that the Corporation shall only pay a PIK Dividend and not a cash dividend in the event the Corporation's earnings before deduction of interest, taxes, depreciation and amortization (EBITDA) for the six (6) months ended with the previous quarter (for the December 1 payment: the six (6) months ended September 30; and for the June 1 payment: the six (6) months ended March 31) are less than one hundred twenty-five percent (125%) of the Corporation's obligation for such dividend payment and for all other dividends and interest due and payable on all other outstanding securities of the Corporation as of such time.

<PAGE 41>

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

          (d) Conversion Ratio. Each share of Preferred Stock may, at the discretion of the holder thereof, be converted into shares of Common Stock of the Corporation at the conversion ratio of one (1) share of Common Stock for each share of Preferred Stock, as such conversion ratio may be adjusted and readjusted from time to time in accordance with subparagraph 3(g) hereof (such conversion ratio, as adjusted and readjusted and in effect at any time, being herein called the "Conversion Ratio"). The Conversion Ratio referred to above will be subject to adjustment as set forth in subparagraph 3(g).

          (e) Mechanics of Conversion. The holder of any shares of Preferred Stock may exercise the conversion right specified in subparagraph 3(a) by surrendering to the Corporation or any transfer agent of the Corporation the certificate or certificates for the shares to be converted, accompanied by written notice specifying the number of shares to be converted. Conversion shall be deemed to have been effected upon receipt of the certificate or certificates for the shares to be converted accompanied by written notice of election to convert specifying the number of shares to be converted. The date of such receipt is referred to herein as the "Conversion

<PAGE 42>


Date." As promptly as practicable thereafter (and after surrender of the certificate or certificates representing shares of Preferred Stock to the Corporation or any transfer agent of the Corporation) the Corporation shall issue and deliver to or upon the written order of such holder a certificate or certificates for the number of full shares of Common Stock to which such holder is entitled and a check or cash with respect to any fractional interest in a share of Common Stock as provided in subparagraph 3(f). The person in whose name the certificate or certificates for Common Stock are to be issued shall be deemed to have become a holder of record of such Common Stock on the applicable Conversion Date. Upon conversion of only a portion of the number of shares covered by a certificate representing shares of Preferred Stock surrendered for conversion, the Corporation shall issue and deliver to or upon the written order of the holder of the certificate so surrendered for conversion, at the expense of the Corporation, a new certificate covering the number of shares of Preferred Stock representing the unconverted portion of the certificate so surrendered.

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

<PAGE 43>

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

<PAGE 44>

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

<PAGE 45>

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

     6.   Registration Rights.

          (a) Registration on Request. Upon the written request of any holder or holders of at least fifty-one percent (51%) in the aggregate number of shares of the Preferred Stock and/or shares of Common Stock ("Shares") issued upon conversion of such Preferred Stock (provided that in computing such 51% amount the number of shares of Preferred Stock and Common Stock shall be weighted proportionately taking into account the Conversion Ratio with respect to which such shares of Common Stock were issued upon conversion), which request shall state the intended method of disposition by such holder or

<PAGE 46>

holders and shall request that the Company effect the registration of all or part of such Shares, or the Shares issuable upon the conversion of such Preferred Stock, or both, under the Securities Act of 1933, as amended (the "Act"), the Company will promptly give written notice of such requested registration to all holders of outstanding Preferred Stock and Shares, and thereupon will use its best efforts to effect the registration under the Act of:

               (i) the Shares which the Company has been so requested to register, for disposition in accordance with the intended method of disposition stated in such request, and

               (ii) all other outstanding Shares, or Shares issuable upon the conversion of Preferred Stock, the holders of which shall have made written request (stating the intended method of disposition of such securities by such holders) to the Company for registration thereof within thirty (30) days after the receipt of such written notice from the Company,all to the extent requisite to permit the disposition (in accordance with the intended methods thereof as aforesaid) by the holders of the Shares so registered and to maintain such registration in effect for a period of twenty-four (24) months from the effective date of such registration statement; provided, that the Company shall not be required to register or use its best efforts to effect any registration of Shares under the Act pursuant to this paragraph 6(a) more than once. In the event that, as a result of such registration, another person with incidental registration rights granted by the company requests that the Company include securities of such person in such registration, such request will not result in a reduction in the number of securities of the holder or holders of the Preferred Stock and/or Shares to be included in such registration.

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

<PAGE 47>

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

          (c) Registration Procedures. If and whenever the Company is required to use its best efforts to effect or cause the registration of any Shares under the Act as provided in this paragraph 6, the Company will, as expeditiously as possible:

               (i) prepare and file with the Securities and Exchange Commission (the "Commission") a registration statement with respect to such Shares and use its best efforts to cause such registration statement to become effective;

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

<PAGE 48>

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

<PAGE 49>

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

     7.   Redemption Rights.

          (a) Company's Redemption Option. Except for any redemption which the Company would be prohibited from effecting under applicable law, and provided the shares of Preferred Stock of a holder have not earlier been converted in accordance with the provisions hereof, the shares of Preferred Stock may be redeemed by the Company, in whole or in part, at the option of the Company upon written notice by the Company to the holders of Preferred Stock at any time after December 1, 2001, in the event that the Preferred Stock of one or more holders has not been converted pursuant to the terms hereof on or before such date. The Company shall redeem each share of Preferred Stock of such holders within thirty (30) days of the Company's delivery of the above notice to such holders and such holders shall surrender the certificate(s) representing such shares of Preferred Stock. For any partial redemptions the Company shall redeem shares in proportion to the number of shares held by each holder. The redemption amount shall be One Dollar and Seventy-five Cents ($1.75) per share, plus in each case accrued and unpaid dividends thereon to the date of payment of such amount (the total sum so payable on any such redemption being herein referred to as the "redemption price").

<PAGE 50>

          (b) Redemption Notice. Notice of any redemption pursuant to this paragraph 7 shall be mailed to the party or parties required to receive such notice at the principal office or residence address for such party or parties. Each such notice shall state: (1) the election of the redemption option and the facts which give rise to such option; and (2) the number of shares of Preferred Stock which are being elected to be redeemed. From and after the date of the Company's payment of the redemption price to such holder or holders in accordance with such redemption notice (the "redemption date"), notwithstanding that any certificates for such shares shall not have been surrendered for cancellation, the shares represented thereby shall no longer be deemed outstanding, the rights to receive dividends and distributions shall cease to accrue from and after the redemption date, and all rights of such holder or holders of the shares of Preferred Stock as a stockholder of the Corporation with respect to such shares, shall cease and terminate.

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

<PAGE 51>

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

<PAGE 52>

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






<PAGE 53>