Form 10QSB
period 2001-03-31
TGC INDUSTRIES INC
filed 2001-05-14
CIK 799165

U.S. SECURITIES AND EXCHANGE
                     Washington, D.C. 20549

                          FORM 10-QSB

  (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING MARCH
31, 2001.

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

                           Yes  X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                      Outstanding at May 10, 2001
Common Stock ($.30 Par Value)                  2,369,225










PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

  Incorporated herein is the following unaudited financial information:

       Balance Sheet as of March 31, 2001.

       Statements of Operations for the three month periods ended
       March 31, 2001 and 2000.

       Statements of Cash Flows for the three month periods ended
        March 31, 2001 and 2000.

       Notes to Financial Statements.













































TGC INDUSTRIES, INC
BALANCE SHEET
(UNAUDITED)

                                          MARCH 31,
                                            2001
                                          _________

ASSETS
CURRENT ASSETS

  Cash and cash equivalents                $468,506
  Accounts receivable                       823,501
 Cost and estimated earnings in excess
  of billings on uncompleted contracts       13,104
  Prepaid expenses and other                 21,662
                                         __________

  Total current assets                    1,326,773

PROPERTY AND EQUIPMENT - at cost

  Machinery and equipment                11,218,773
   Automobiles and trucks                   757,111
   Furniture and fixture                    323,323
   Other                                     18,144
                                          _________

                                         12,317,351

   Less accumulated depreciation
   and amortization                      (8,719,970)
                                         ___________
                                          3,597,381

OTHER ASSETS                                    395
                                         ___________
        Total assets                     $4,924,549
                                         ===========

See notes to Financial Statements

















TGC INDUSTRIES, INC
BALANCE SHEET -- CONTINUED
(UNAUDITED)

                                                     MARCH 31,
                                                       2001
                                                     _________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Trade accounts payable                               269,752
   Accrued liabilities                                  193,319
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                 542,791
   Current maturities of long-term obligations          167,769
                                                      __________
        Total current liabilities                     1,173,631

LONG-TERM OBLIGATIONS, less current
      maturities                                        116,662

STOCKHOLDERS' EQUITY

   Preferred stock, $1.00 par value; 4,000,000
      shares authorized:
      8-1/2% Senior convertible preferred stock;
     2,355,935 shares issued and outstanding          2,355,935

      8% Series C convertible exchangeable
     preferred stock; 1,150,350 shares issued,
     1,080,050 shares outstanding                     1,080,050

   Common stock, $.30 par value; 25,000,000
      shares authorized; 2,392,182 shares issued        717,654

   Additional paid-in capital                         5,609,141

   Accumulated deficit                               (5,913,210)

   Treasury stock, at cost (31,944 shares)             (215,314)
                                                      __________
                                                       3,634,256
                                                      __________
        Total liabilities and stockholders' equity    $4,924,549
                                                     ===========

See notes to Financial Statements









TGC INDUSTRIES, INC
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                   Three Months Ended
                                                         March 31
                                                   ___________________

                                                      2001      2000
                                                    ________  ________

Revenue                                        $  882,152 $    358,538

Cost of services                                1,181,059      733,062
Selling, general, adm.                            236,598      235,482
                                               __________    _________
                                                1,417,657      968,544

LOSS FROM OPERATIONS                             (535,505)    (610,006)

   Interest expense                                 5,865       76,199
                                                _________    _________
NET LOSS                                         (541,370)    (686,205)

Less dividend requirements on
    preferred stock                               165,578      111,025
                                                _________     _________

LOSS ALLOCABLE TO
   COMMON STOCKHOLDERS                          $(706,948)   $(797,230)

Loss per common share:
       Basic and diluted                           $ (.30)     $ (.35)

Weighted average number of
    common shares:
       Basic and diluted                        2,340,374   2,262,577


See notes to Financial Statements

















TGC INDUSTRIES, INC
STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                Three Months Ended
                                                    March 31,

                                             ___________________________
                                                    2001          2000
                                               ___________   __________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $(541,370) $(686,205)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization                   396,581    408,272
    Gain on disposal of property and
      equipment                                        -        (3,901)
    Changes in operating assets and liabilities
     Trade accounts receivable                       71,263 (1,245,715)
     Billings in excess of cost and estimated
         earnings on uncompleted contracts          359,187    941,443
     Prepaid expenses                                50,423     22,789
     Accounts payable                               (67,124)   112,740
     Accrued liabilities                             52,784     30,481
                                                   __________ _________
     NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                           321,744   (420,096)

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                           (31,730)   (48,699)
     Proceeds from sale of property and equipment      -         3,901
                                                _____________  __________
     NET CASH USED IN INVESTING ACTIVITIES          (31,730)   (44,798)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of warrants               3,766       -
     Principal payments of debt obligations         (84,405)  (214,550)
                                               _____________ ____________
     NET CASH USED IN FINANCING ACTIVITIES          (80,639)  (214,550)

     NET INCREASE (DECREASE) IN CASH           _____________   ___________
     AND CASH EQUIVALENTS                           209,375   (679,444)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    259,131  1,898,674
                                               _____________ ____________
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   468,506 $1,219,230
                                               ============= ============
Supplemental cash flow information
      Interest paid                             $     5,865  $  23,075
      Income taxes paid                         $        -   $     -

See notes to Financial Statements






TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2001

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements of TGC Industries, Inc. (the
"Company")have been prepared in accordance with the instructions to Form 10-
QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in financial position in conformity with accounting principles generally accepted in the United States of America.

NOTE B -- MANAGEMENT PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included. The results of the interim periods are not necessarily indicative of results to be expected for the entire year. For further information, refer to the financial statements and the footnotes thereto included in the Company's Annual Report for the year ended December 31, 2000 filed on Form 10-
KSB.

NOTE C -- LOSS PER SHARE

Basic loss per common share is based upon the weighted average number of shares of common stock outstanding. Diluted loss per share is based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities.
The effect of preferred stock dividends on the amount of loss available to common stockholders was $.07 and $.05 for the three months ended March 31,
2001 and 2000, respectively.

Outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive totaled 850,000 and 1,136,575 for the three month periods ended March 31, 2001, and 2000, respectively. Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive totaled 319,940 and 176,497 for the three month periods ended March 31, 2001 and 2000, respectively.

















TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2001
(Continued)

NOTE D   DIVIDENDS

Holders of the Company's Series C 8% Convertible Exchangeable
Preferred Stock
("Series C Preferred Stock") will receive, when, as and if declared by the
Board of Directors of the Company, dividends at a rate of 8% per annum. The dividends are payable semi-annually during January and July of each year. At
March 31, 2001, cumulative dividends of approximately $864,000 were in arrears on the Company's Series C Preferred Stock.

Holders of the Company's 8-1/2% Senior Convertible Preferred Stock
(the
"Senior Preferred Stock") will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8-1/2% per annum. The dividends are payable semi-annually during June and December of each year.
Dividends paid during 2000, on the Senior Preferred Stock, were paid in additional shares of Senior Preferred Stock, in accordance with the terms of the agreement. At March 31, 2001, there were no dividends in arrears on the
Company's Senior Preferred Stock.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

TGC Industries, Inc. (the "Company") reported revenue of $882,152 and a net loss, before dividend requirements on preferred stock, of $(541,370) for the three month period ended March 31, 2001, compared with revenue of $358,538 and a net loss, before dividend requirements on preferred stock, of $(686,205) for
2000. Loss per common share, on a basic and diluted basis, was $(.30) for the three month period ended March 31, 2001, compared with a loss per common share of $(.35) for 2000. As a result of the Company reporting a loss for the first quarters of 2001 and 2000, the number of shares used in the loss per share computation does not include any common shares issuable for stock options, warrants or convertible securities because the effect of their inclusion would be anti-dilutive.

Though our seismic crew was not fully employed during the first quarter of
2001, the Company was successful in securing $7,336,000 of contracts which will, if not canceled, keep its seismic crew employed throughout the second and third quarters of 2001. To secure these contracts in the competitive environment during the first quarter, the Company priced its services at lower than its traditional profit margins. Despite the recent difficult industry conditions, management believes that the geophysical services industry has favorable long-term prospects. Geophysical services should be in greater demand due to the recent increase in seismic bidding activity and the prospect of oil and natural gas prices remaining at or near their current levels.
Though there can be no assurance, such conditions should enable the Company to secure contracts with higher margins for the fourth quarter which should improve the Company's performance in 2001.

Non-cash charges for depreciation and amortization were $396,581 in the first three months of 2001 compared with $408,272 for the same period of 2000.

At December 31, 2000, the Company had net operating loss carryforwards of approximately $7,800,000 available to offset future taxable income, which expire at various dates through 2020.

FINANCIAL CONDITION

Cash of $321,744 was provided from operations for the first three months of
2001 compared with cash used in operations of $420,096 for the same period of
2000.  Cash used in investing activities for the first three months of
2001
and 2000, was for the addition of equipment in the amounts of $31,730 and
$48,699, respectively. Cash used in financing activities for the first three months of 2001 and 2000, was for principal payments of debt obligations in the amounts of $84,405 and $214,550, respectively.

Working capital decreased $176,392 to $153,142 from the December 31,
2000
balance of $329,534.  The Company's current ratio was 1.13 at March
31, 2001,
compared with 1.36 at December 31, 2000.  Stockholders' equity decreased
$537,604 from the December 31, 2000 balance of $4,171,860 to
$3,634,256 at
March 31, 2001.   This decrease was attributable to the net loss,
before
dividend requirements on preferred stock, of $541,370.

The Company anticipates that available funds, together with anticipated cash flows generated from future operations will be sufficient to meet the Company's cash needs during 2001.



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

TGC INDUSTRIES, INC.

Date: May 11, 2001          /s/ Wayne A. Whitener
                                Wayne A. Whitener
                                President & Chief
                                Executive Officer
                               (Principal Executive Officer)


Date: May 11, 2001          /s/ Kenneth W. Uselton
                                Kenneth W. Uselton
                              Treasurer (Principal Financial
                              and Accounting Officer)