Form 10QSB
period 2001-06-30
TGC INDUSTRIES INC
filed 2001-08-14
CIK 799165

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2001.

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM   __________ TO
      _________.

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

                         Yes      X      No
                                 ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                     Outstanding at July 31, 2001
Common Stock ($.30 Par Value)                     2,428,669

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

     Incorporated herein is the following unaudited financial information:

          Balance Sheet as of June 30, 2001.

          Statements of Operations for the three and six month periods ended June 30, 2001 and 2000.

          Statements of Cash Flows for the six month periods ended June 30, 2001 and 2000.

          Notes to Financial Statements.











































TGC INDUSTRIES, INC
BALANCE SHEET
(UNAUDITED)

                                                           JUNE 30,
                                                             2001
                                                        _______________
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                             $ 1,373,062
  Accounts receivable                                       675,751
  Cost and estimated earnings in excess
    of billings on uncompleted contracts                     39,964
  Prepaid expenses and other                                126,211
                                                         __________
        Total current assets                              2,214,988

PROPERTY AND EQUIPMENT - at cost

   Machinery and equipment                               11,299,710
   Automobiles and trucks                                   839,052
   Furniture and fixtures                                   323,323
   Other                                                     18,144
                                                         __________
                                                         12,480,229
   Less accumulated depreciation
   and amortization                                      (9,098,394)
                                                         __________
                                                          3,381,835

OTHER ASSETS                                                  1,824
                                                         __________
        Total assets                            $         5,598,647
                                                          =========
See notes to Financial Statements

TGC INDUSTRIES, INC
BALANCE SHEET -- CONTINUED
(UNAUDITED)

                                                         JUNE  30,
                                                           2001
                                                         __________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Trade accounts payable                          $        875,905
   Accrued liabilities                                      140,793
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                     999,514
   Current maturities of long-term obligations              101,870
                                                         __________
        Total current liabilities                         2,118,082

LONG-TERM OBLIGATIONS, less current
      maturities                                            139,253

STOCKHOLDERS' EQUITY

   Preferred stock, $1.00 par value;
     4,000,000 shares authorized:
     8-1/2% Senior convertible preferred stock;
     2,456,062 shares issued and outstanding              2,456,062

     8% Series C convertible exchangeable
     preferred stock; 1,150,350 shares issued,
     1,070,650 shares outstanding                         1,070,650

   Common stock, $.30 par value; 25,000,000
      shares authorized; 2,423,669 shares issued            727,101

   Additional paid-in capital                             5,508,968

   Accumulated deficit                                   (6,206,155)

   Treasury stock, at cost (31,944 shares)                 (215,314)
                                                         __________
                                                          3,341,312
                                                         __________
        Total liabilities and stockholders' equity    $   5,598,647
                                                         ==========
See notes to Financial Statements

TGC INDUSTRIES, INC
STATEMENTS OF OPERATIONS

                               Three Months Ended       Six Months Ended
                                    June 30,                 June 30,
                               ____________________     _____________________
                                  (Unaudited)               (Unaudited)
                                2001        2000         2001         2000
                              _________   _________    _________    _________

Revenue                      $2,573,480  $1,439,829   $3,455,632  $ 1,798,367

Cost of services              2,606,298   1,733,277    3,787,357    2,466,339
Selling, general, adm.          254,688     249,409      491,286      484,891
                              _________   _________    _________    _________
                               2,860,986   1,982,686    4,278,643
2,951,230

LOSS FROM OPERATIONS           (287,506)   (542,857)    (823,011)
(1,152,863)

   Interest expense               5,439      45,697       11,304      121,896
                              _________   _________    _________    _________


NET LOSS                       (292,945)   (588,554)    (834,315)
(1,274,759)

Less dividend
    requirements on
    preferred stock             164,514     116,207      330,092      227,232
                              _________   _________    _________    _________

LOSS ALLOCABLE  TO
   COMMON STOCKHOLDERS      $  (457,459) $ (704,761) $(1,164,407)
$1,501,991)

Loss per common share:
       Basic and diluted      $  (.19)    $  (.31)     $  (.49)     $  (.66)

Weighted average
    number of
    common shares:
       Basic and diluted      2,368,786   2,276,146    2,354,659    2,269,362

See notes to Financial Statements











TGC INDUSTRIES, INC
Statements of Cash Flows (Unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                    ________________________
                                                         2001         2000
                                                     ___________  __________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                           $  (834,315) $(1,274,759)
 Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                       806,252      816,477
    (Gain) on disposal of property and equipment           (500)      (3,901)
    Changes in operating assets and liabilities
       Trade accounts receivable                        219,013     (696,177)
       Billings in excess of cost
       and estimated earnings
          on uncompleted contracts                      789,050      813,207
       Prepaid expenses                                 (54,126)    (158,822)
       Other assets                                      (1,429)        -
       Accounts payable                                 539,029      277,458
       Accrued liabilities                                  258      247,857
                                                     ___________  ___________
        NET CASH PROVIDED BY OPERATING ACTIVITIES     1,463,232       21,340

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures                            (225,854)    (456,346)
       Proceeds from sale of property and equipment         500        3,901
                                                      __________   __________
        NET CASH (USED IN) INVESTING ACTIVITIES        (225,354)    (452,445)

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from exercise of warrants                 3,766         -
       Proceeds from issuance of debt                    43,300       77,580
       Principal payments of debt obligations          (171,013)    (457,223)
                                                     ___________  ___________
        NET CASH (USED IN) FINANCING ACTIVITIES        (123,947)    (379,643)
                                                     ___________   __________
        NET INCREASE (DECREASE)
        IN CASH AND CASH EQUIVALENTS                  1,113,931     (810,748)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        259,131    1,898,674
                                                      __________   __________
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 1,373,062  $ 1,087,926
                                                     ===========  ===========
Supplemental cash flow information

  Interest paid                                     $    11,304  $    41,618
  Income taxes paid                                 $      -     $      -

See notes to Financial Statements





TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2001


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in financial position in conformity with generally accepted accounting principles.

NOTE B -- MANAGEMENT PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included. The results of the interim periods are not necessarily indicative of results to be expected for the entire year. For further information, refer to the financial statements and the footnotes thereto included in the Company's Annual Report for the year ended December 31, 2000 filed on Form 10-KSB.

NOTE C -- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. The effect of preferred stock dividends on the amount of loss available to common stockholders was $.07 and $.05 for the three months ended June 30, 2001 and 2000, respectively, and $.14 and $.10 for the six months ended June 30, 2001 and 2000, respectively.

Outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive totaled 850,000 for each of the three and six month periods ended June 30, 2001, and 1,136,575 for each of the three and six month periods ended June 30, 2000. Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive totaled 241,100 for each of the three and six month
















TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2001
(Continued)

NOTE C -- EARNINGS (LOSS) PER SHARE - Continued

periods ended June 30, 2001, and 167,497 for each of the three and six month periods ended June 30, 2000.

NOTE D   DIVIDENDS

Holders of the Company's Series C 8% Convertible Exchangeable Preferred Stock ("Series C Preferred Stock") will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8% per annum. The dividends are payable semi-annually during January and July of each year. At June 30, 2001, cumulative dividends of approximately $1,070,650 were in arrears on the Company's Series C Preferred Stock.

Holders of the Company's 8-1/2% Senior Convertible Preferred Stock (the "Senior Preferred Stock") will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8-1/2% per annum. The dividends are payable semi-annually during June and December of each year. Dividends paid during 2000, on the Senior Preferred Stock, were paid in additional shares of Senior Preferred Stock, in accordance with the terms of the agreement. The holders of the Company's Senior Preferred Stock elected to receive the June 2001 dividend in additional shares of Senior Preferred Stock in accordance with the terms of the agreement. At June 30, 2001, there were no dividends in arrears on the Company's Senior Preferred Stock.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

TGC Industries, Inc. ("TGC") reported revenue of $2,573,480 and a net loss, before dividend requirements on preferred stock, of $(292,945) for the three month period ended June 30, 2001, compared with revenue of $1,439,829 and a net loss, before dividend requirements on preferred stock, of $(588,554) for 2000. Loss per common share, on a basic and diluted basis, was $(.19) for the three month period ended June 30, 2001, compared with a loss per common share of $(.31) for 2000.

For the six month period ended June 30, 2001, TGC had revenue of $3,455,632 and a net loss, before dividend requirements on preferred stock, of $(834,315). This compares with revenue of $1,798,367 and a net loss, before dividend requirements on preferred stock, of $(1,274,759) for 2000. Loss per common share, on a basic and diluted basis, was $(.49) for the six month period ended June 30, 2001, compared with a loss per common share of $(.66) for 2000.

As a result of TGC reporting a loss for the three and six month periods ended June 30, 2001 and 2000, the number of shares used in the loss per share computation does not include any common shares issuable for stock options, warrants or convertible securities because the effect of their inclusion would be anti-dilutive.

TGC secured a sufficient number of contracts to deploy a second seismic crew during the second quarter of 2001, and had a backlog of $7,846,000 at June 30, 2001. TGC's other seismic crew was fully employed during the second quarter of 2001. This resulted in a significant increase in revenue over the first quarter of 2001. This increase in revenue enabled TGC to significantly reduce its losses in the second quarter of 2001 compared with the first quarter of 2001. Despite the recent difficult industry conditions, management believes that the geophysical services industry has favorable long-term prospects. Geophysical services should be in greater demand due to the recent increase in seismic bidding activity and the prospect of oil and natural gas prices remaining at or near their current levels. Though there can be no assurance, such conditions should enable TGC to keep both of its seismic crews employed the remainder of 2001 thereby further improving the Company's performance in 2001.

Non-cash charges for depreciation and amortization were $806,252 for the six month period ended June 30, 2001 compared with $816,477 for the same period of 2000.

At December 31, 2000, TGC had net operating loss carryforwards of approximately $7,800,000 available to offset future taxable income, which expire at various dates through 2020.

FINANCIAL CONDITION

Cash of $1,463,232 was provided from operations for the six month period ended June 30, 2001 compared with cash provided from operations of $21,340 for the same period of 2000. This increase was primarily the result of a decrease in accounts receivable, a reduction in the net loss, and an increase in accounts payable. Cash used in investing activities for the six month periods ended June 30, 2001 and 2000, was $225,354 and $452,445, respectively. These funds were used principally for the addition of equipment. Cash used in financing activities for the six month periods ended June 30, 2001 and 2000, was $123,947 and $379,643, respectively. These funds were used primarily for principal payments of debt obligations.

Working capital decreased $232,628 to $96,906 from the December 31, 2000 balance of $329,534. The Company's current ratio was 1.05 at June 30, 2001, compared with 1.36 at December 31, 2000. Stockholders' equity decreased $830,548 from the December 31, 2000 balance of $4,171,860 to $3,341,312 at
June 30, 2001.   This decrease was primarily attributable to the net loss,
before dividend requirements on preferred stock, of $834,315.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on June 14, 2001. The following matters were voted upon and approved by the Company's shareholders:

               a. Election to the Board of Directors of Messrs. William J. Barrett, Edward L. Flynn, Herbert M. Gardner, Allen T. McInnes, Pasquale V. Scaturro, William H. White and Wayne A. Whitener was approved by the shareholders by a majority vote by a vote of 5,222,862 to 25,398.

          b. Ratification of the selection of the Company's auditors, Grant Thornton LLP, was approved by the shareholders by a majority vote by a vote of 5,241,710 shares voted for, 4,646 voted against (with 1,904 shares abstaining).

ITEM 6.  EXHIBITS  AND REPORTS ON FORM 8-K

      a.  Exhibits  --  None.

      b.  Reports --  None.



                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      TGC INDUSTRIES, INC.

Date: August 13, 2001                 /s/ Wayne A. Whitener
                                      Wayne A. Whitener
                                      President & Chief
                                      Executive Officer
                                     (Principal Executive Officer)


Date: August 13, 2001                /s/ Kenneth W. Uselton
                                     Kenneth W. Uselton
                                     Treasurer (Principal Financial
                                     and Accounting Officer)