Form 10QSB
period 2001-09-30
TGC INDUSTRIES INC
filed 2001-11-08
CIK 799165

U.S. SECURITIES AND EXCHANGE
                Washington, D.C. 20549

                     FORM 10-QSB

           (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2001.

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______.

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

                      Yes  X No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                   Outstanding at October 31, 2001
     Common Stock ($.30 Par Value)                  2,479,225











                          1

     PART I -- FINANCIAL INFORMATION

     ITEM 1 -- FINANCIAL STATEMENTS

          Incorporated herein is the following unaudited financial information:

               Balance Sheet as of September 30, 2001.

               Statements of Operations for the three and nine month periods ended September 30, 2001 and 2000.

               Statements of Cash Flows for the nine month periods ended September 30, 2001 and 2000.

               Notes to Financial Statements.






































                          2

     TGC INDUSTRIES, INC
     BALANCE SHEET
     (UNAUDITED)

                                                        SEPTEMBER 30,
                                                            2001
                                                       _____________
     ASSETS

     CURRENT ASSETS

       Cash and cash equivalents                         $1,121,094
       Accounts receivable                                  626,278
      Cost and estimated earnings in excess
       of billings on uncompleted contracts                 156,032
       Prepaid expenses and other                            73,790
                                                          __________

           Total current assets                           1,977,194

     PROPERTY AND EQUIPMENT - at cost

       Machinery and equipment                           11,352,340
       Automobiles and trucks                               852,179
       Furniture and fixtures                               323,323
       Other                                                 18,144
                                                          __________

                                                         12,545,986

        Less accumulated depreciation
        and amortization                                 (9,462,927)
                                                         __________

                                                          3,083,059

     OTHER ASSETS                                             1,824
                                                         __________
           Total assets                                  $5,062,077
                                                         ==========
     See notes to Financial Statements














                          3
     TGC INDUSTRIES, INC
     BALANCE SHEET -- CONTINUED
     (UNAUDITED)

                                                       SEPTEMBER  30,
                                                           2001
                                                       ______________
     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES

        Trade accounts payable                           $  557,129
        Accrued liabilities                                 267,481
        Billings in excess of costs and estimated
           earnings on uncompleted contracts                641,039
        Current maturities of long-term obligations          64,482
                                                          __________

            Total current liabilities                     1,530,131

     LONG-TERM OBLIGATIONS, less current
           maturities                                       145,528

     STOCKHOLDERS' EQUITY

        Preferred stock, $1.00 par value; 4,000,000
           shares authorized:
           8-1/2% Senior convertible preferred stock;
           2,456,062 shares issued and outstanding        2,456,062

           8% Series C convertible exchangeable
           preferred stock; 1,150,350 shares issued,
           1,035,650 shares outstanding                   1,035,650

        Common stock, $.30 par value; 25,000,000
           shares authorized; 2,511,169 shares issued       753,351

        Additional paid-in capital                        5,517,718

        Accumulated deficit                              (6,161,049)

        Treasury stock, at cost (31,944 shares)           (215,314)
                                                         __________
                                                          3,386,418
                                                         __________
          Total liabilities and stockholders' equity    $ 5,062,077
                                                        ===========
     See notes to Financial Statements







                          4
  TGC INDUSTRIES, INC
  STATEMENTS OF OPERATIONS

                          Three Months Ended        Nine Months Ended
                              September 30,            September 30,
                               (Unaudited)              (Unaudited)
                          __________________         _________________
                          2001        2000           2001        2000
                          ____        ____           ____        ____
  Revenue               $3,545,427 $2,589,305    $7,001,059    $4,387,672

  Cost of services       3,251,429  2,291,310     7,038,786     4,757,649
  Selling, general, adm.   245,292    243,080       736,578       727,971
                         _________  _________     _________     _________
                         3,496,721  2,534,390     7,775,364     5,485,620

  INCOME (LOSS)
  FROM OPERATIONS           48,706     54,915      (774,305)   (1,097,948)

    Interest expense         3,600     12,756        14,904       134,652
                           _______    _______      ________    __________
  NET INCOME (LOSS)         45,106     42,159      (789,209)   (1,232,600)

  Less dividend requirements
  on preferred stock       156,585    181,349       486,677       408,581
                          ________    _______      ________      ________

  LOSS ALLOCABLE TO
   COMMON STOCKHOLDERS   $(111,479) $(139,190)  $(1,275,886)  $(1,641,181)


  Loss per common share:
    Basic and diluted      $  (.05)   $  (.06)      $  (.54)      $  (.72)

  Weighted average number of
  common shares:
    Basic and diluted    2,437,893  2,321,358     2,382,708     2,286,820

  See notes to Financial Statements
















                             5
    TGC INDUSTRIES, INC
    Statements of Cash Flows (Unaudited)
                                                   Nine Months Ended
                                                      September 30,
                                                   2001         2000
                                                   ____         ____
    CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                 $(789,209) $(1,232,600)
      Adjustments to reconcile net loss to
      net cash provided by operating activities:
       Depreciation and amortization           1,211,711    1,235,559
       Gain on disposal of property and
        equipment                                 (4,000)      (3,901)
       Changes in operating assets and
        liabilities
          Trade accounts receivable              268,486     (653,914)
          Billings in excess of cost and
           estimated earnings on
           uncompleted contracts                 314,507      323,403
          Prepaid expenses                        (1,705)     (95,836)
          Other assets                            (1,429)         100
          Accounts payable                       220,253      422,224
          Accrued liabilities                    126,946      266,748
                                                ________     ________
         NET CASH PROVIDED BY OPERATING
          ACTIVITIES                           1,345,560      261,783

    CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                      (332,537)    (513,336)
      Proceeds from sale of property and
       equipment                                   4,000        3,901
                                               _________     ________

         NET CASH USED IN INVESTING ACTIVITIES  (328,537)    (509,435)

    CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from exercise of warrants           3,766         -
      Proceeds from issuance of debt              81,904       77,580
      Principal payments of debt obligations    (240,730)    (719,204)
                                               _________     ________
        NET CASH USED IN FINANCING ACTIVITIES   (155,060)    (641,624)

        NET INCREASE (DECREASE) IN CASH AND    _________     ________
         CASH EQUIVALENTS                        861,963     (889,276)
    CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                    259,131    1,898,674
                                               _________    _________
    CASH AND CASH EQUIVALENTS AT END OF
    PERIOD                                    $1,121,094   $1,009,398
                                              ==========   ==========
    Supplemental cash flow information

      Interest paid                              $14,904    $  54,374
        Income taxes paid                        $  -       $    -
    See notes to Financial Statements
                            6
    TGC INDUSTRIES, INC.
    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
    September 30, 2001

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

    NOTE C -- EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per common share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings
    (loss) per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. The effect of preferred stock dividends on the amount of loss available to common stockholders was $.06 and $.08 for the three months ended September 30, 2001 and 2000, respectively, and $.20 and $.18 for the nine months ended September 30, 2001 and 2000, respectively.

    Outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive totaled 850,000 for each of the three and nine month periods ended September 30, 2001, and 1,136,575 for each of the three and nine month periods ended September 30, 2000. Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive totaled 241,100 for each of the three and nine month periods ended September 30, 2001, and 176,497 for each of the three and nine month periods ended September 30, 2000.











                            7
    TGC INDUSTRIES, INC.
    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
    September 30, 2001
    (Continued)

    NOTE D   DIVIDENDS

    Holders of the Company's Series C 8% Convertible Exchangeable Preferred Stock ("Series C Preferred Stock") will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8% per annum. The dividends are payable semi-annually during January and July of each year. At September 30, 2001, cumulative dividends of approximately $1,035,650 were in arrears on the Company's Series C Preferred Stock.

    Holders of the Company's 8-1/2% Senior Convertible Preferred Stock (the "Senior Preferred Stock") will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8-1/2% per annum. The dividends are payable semi-annually during June and December of each year. Dividends paid during 2000, on the Senior Preferred Stock, were paid in additional shares of Senior Preferred Stock, in accordance with the terms of the agreement. The holders of the Company's Senior Preferred Stock elected to receive the June 2001 dividend in additional shares of Senior Preferred Stock in accordance with the terms of the agreement. At September 30, 2001, there were no dividends in arrears on the Company's Senior Preferred Stock.

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.

    RESULTS OF OPERATIONS

    TGC Industries, Inc. ("TGC") reported revenue of $3,545,427 and net income, before dividend requirements on preferred stock, of $45,106 for the three month period ended September 30, 2001, compared with revenue of $2,589,305 and net income, before dividend requirements on preferred stock, of $42,159 for 2000. Loss allocable to common stockholders per common share, on a basic and diluted basis, was $(.05) for the three month period ended September 30, 2001, compared with a loss per common share of $(.06) for 2000.

    For the nine month period ended September 30, 2001, TGC had revenue of $7,001,059 and a net loss, before dividend requirements on preferred stock, of $(789,209). This compares with revenue of $4,387,672 and a net loss, before dividend requirements on preferred stock, of $(1,232,600) for the same period in 2000. Loss allocable to common stockholders per common share, on a basic and diluted basis, was $(.54) for the nine month period ended September 30, 2001, compared with a loss per common share of $(.72) for the same period in 2000.





                            8
    As a result of TGC reporting a loss allocable to common stockholders for the three and nine month periods ended September 30, 2001 and 2000, the number of shares used in the loss per share computation does not include any common shares issuable for stock options, warrants or convertible securities because the effect of their inclusion would be anti-dilutive.

    TGC was awarded and completed sufficient work to return to profitability, before dividend requirements on preferred stock, during the third quarter of 2001 showing a significant improvement over the first two quarters of 2001. TGC had a backlog of $6,173,700 at September 30, 2001. Despite the recent difficult industry conditions, management believes that bidding activity for seismic services will remain at or near current levels and the geophysical services industry has favorable long-term prospects.

    Non-cash charges for depreciation and amortization were $1,211,711 for the nine month period ended September 30, 2001 compared with $1,235,559 for the same period of 2000.

    At December 31, 2000, TGC had net operating loss carryforwards of approximately $7,800,000 available to offset future taxable income, which expire at various dates through 2020.

    FINANCIAL CONDITION

    Cash of $1,345,560 was provided from operations for the nine month period ended September 30, 2001 compared with cash provided from operations of $261,783 for the same period of 2000. This increase was primarily the result of a decrease in accounts receivable, and a reduction in the net loss. Cash used in investing activities for the nine month periods ended September 30, 2001 and 2000, was $328,537 and $509,435, respectively. These funds were used principally for the addition of equipment. Cash used in financing activities for the nine month periods ended September 30, 2001 and 2000, was $155,060 and $641,624, respectively. These funds were used primarily for principal payments of debt obligations.

    Working capital increased $117,529 to $447,063 from the December 31, 2000 balance of $329,534. The Company's current ratio was 1.29 at September 30, 2001, compared with 1.36 at December 31, 2000. Stockholders' equity decreased $785,442 from the December 31, 2000
    balance of $4,171,860 to $3,386,418 at September 30, 2001.   This
    decrease was primarily attributable to the net loss, before dividend requirements on preferred stock, of $789,209.

    The Company anticipates that available funds, together with anticipated cash flows generated from future operations will be sufficient to meet the Company's cash needs during 2001.






                            9
    Forward-Looking Statements

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


    TGC INDUSTRIES, INC.

    Date: November 8, 2001        /s/ Wayne A. Whitener
                                   Wayne A. Whitener
                                   President & Chief
                                   Executive Officer
                                  (Principal Executive Officer)


    Date: November 8, 2001       /s/ Kenneth W. Uselton
                                  Kenneth W. Uselton
                                  Treasurer (Principal Financial
                                  and Accounting Officer)



                            10