Form 10KSB
period 2001-12-31
TGC INDUSTRIES INC
filed 2002-03-29
CIK 799165

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2001
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

State issuer's revenues (from continuing operations) for its most recent
fiscal year:                                                    $10,101,117

State the aggregate market value of the registered voting stock (Common Stock, $.30 par value and Series C 8% Convertible Exchangeable Preferred Stock, $1.00 par value) held by non-affiliates computed by reference to the price at which
the stock was sold on March 22, 2002:                              $967,440

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                           Outstanding as of March 22, 2002
Common Stock ($.30 Par Value)                            5,509,764

                    Documents Incorporated by Reference

         Document                        Part of the Form 10-KSB Into Which
Portions of the Proxy Statement           the Document is Incorporated
for Annual Meeting of shareholders        Items 9 through 12 of Part III
to be held on June 13, 2002

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

     The Series C Preferred Stock sold in the private placement entitles the holder to receive cumulative cash dividends as, when and if declared by the Board of Directors at a rate of 8% per annum prior to any dividend or distribution in cash or other property on any class or series of stock junior to the Series C Preferred Stock. The dividends on the Series C Preferred Stock are payable as, when and if declared by the Board of Directors on January 1 and July 1 of each year, commencing January 1, 1997. The dividend on the Series C Preferred Stock is cumulative.

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

     On December 13, 1999, WEDGE Energy Services, L.L.C., ("WEDGE Energy") an affiliate of WEDGE Group Incorporated, a diversified Houston, Texas firm with interests in oil and gas services, purchased a $2,500,000 8.5% Convertible Subordinated Debenture, Series B due December 1, 2009 (the "Debenture"), of the Company. Proceeds of the financing together with other available funds were utilized for working capital and an expanded capital expenditure program. The Debenture, at WEDGE's option, could be converted into either preferred stock or common at a price of $1.15 per share.

     The holders of the Company's outstanding Series C Preferred Stock, voted at the Annual Meeting held May 11, 2000, to consent to a new series of 8.5% Senior Convertible Preferred Stock ("Senior Preferred Stock"). The affirmative vote of the holders of two-thirds (2/3) of the outstanding shares of Series C Preferred Stock approved the new series of Senior Preferred Stock. As a result of the consent to the new series of Senior Preferred Stock by the Series C Preferred Stock shareholders and in accordance with the terms of the Debenture Agreement, WEDGE Energy, on May 17, 2000, converted its Debenture plus accrued interest into 2,252,445 shares of Senior Preferred Stock. Per the Debenture Agreement, dividends on the Senior Preferred Stock were paid by the issuance of additional shares of Senior Preferred Stock through December 1, 2000. As a result, 7,445 and 96,045 shares of Senior Preferred Stock were issued to WEDGE Energy as payment of the June 1, 2000, and December 1, 2000, dividends, respectively. WEDGE Energy elected to receive payment of the June 1, 2001, and December 1, 2001, dividends in additional shares of Senior Preferred Stock. As a result, 100,127 and 104,383 shares of Senior Preferred Stock were issued to WEDGE Energy as payment of the June 1, 2001, and December 1, 2001, dividends, respectively.

               General Description of the Company's Business

                           Geophysical Business

     Since its formation, TGC has engaged in the domestic geophysical services business principally through conducting seismic surveys and to a lesser extent through sales of gravity information from the Company's Data Bank to companies engaged in the exploration for oil and gas in the United States. Geophysics is the study of the structure and composition of the earth's interior and involves the measuring and interpretation of the earth's properties with appropriate instruments. Such studies are generally conducted by means of surveys performed by field crews employing seismic, gravity, or magnetic instruments to acquire data that is then interpreted by various means to obtain useful information for oil and gas companies. The two survey techniques used by the Company in acquiring geophysical data are seismic and gravity. Land seismic surveys are the Company's principal method of data acquisition and are by far the most widely used geophysical technique. TGC's seismic crews use dynamite and vibroseis as energy sources for such surveys.

     In July 1996, the Company purchased an Opseis Eagle 24-BIT 1500 channel recording system, cables and geophones for approximately $2,900,000, using $2,000,000 from proceeds from the Company's Series C Preferred Stock private placement, a $750,000 equipment loan, and funds from internal cash flow. In late November 1996, the Company purchased a second 1000 channel Eagle system using the proceeds and trade-in from TGC's two older systems along with equipment financing of $855,000 and internal cash flow. In 1997, TGC purchased an additional 1500 channels utilizing equipment financing of $2,242,685. The greater precision and improved subsurface resolution obtainable from 3-D seismic data have enabled energy companies in the U.S. to better evaluate important subsurface features. The processing and interpretation of seismic data acquired by TGC are transmitted by the Company to data processing centers (not owned or operated by the Company) designated by the clients for processing.

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

     In January 2002, the Company entered into a two year Joint Venture Agreement (the "Joint Venture") with a gravity data processing center, (the "Processing Center"). Per the Joint Venture the Company will furnish the Processing Center with approximately 100,000 stations of the Company's digitized gravity data, and the Processing Center, using industry standards along with the latest technological gravity data processing software and techniques will process the digitized data producing a data set (the "Data Set"). During the term of this Agreement the Company and the Processing Center will endeavor to market and license the Data Set. In consideration for the Processing Center's processing services utilizing its unique state-of-the-art gravity processing software and techniques, upon licensing by the Company or the Processing Center of any or all of the Data Set, the Company agrees to pay the Processing Center a twenty percent commission. Upon expiration of the Joint Venture, the Data Set and all related information provided the Processing Center will be returned to the Company. Revenue from the licensing of gravity data represents a small portion of the Company's total revenue, however, because the Data Bank has been fully amortized and only minimal expenses are incurred with each license agreement, revenues from the licensing
of gravity data are very profitable.   Though there can be no assurance,
management believes the addition of the Data Set will enhance the Company's future gravity revenue thereby improving the Company's performance.

     As a service business, the Company's domestic geophysical services business is not dependent upon the supply of raw materials or any other products and, therefore, the Company does not have arrangements with any raw material suppliers.

     The Company has the capability of utilizing two seismic crews to perform its geophysical services and, in any given period, these crews may generate a significant portion of their respective revenues from one or more clients.
For the year ended December 31, 2001, four customers accounted for thirty-eight percent (38%), fourteen percent (14%), thirteen percent (13%) and thirteen percent (13%) of the Company's revenue, respectively. The Company enters into a general or master agreement with each of its clients for the provision of geophysical services and a supplementary agreement (which becomes a part of the general agreement) with respect to each particular job that the Company performs for a client. Under the terms of such agreements, the Company generally contracts to supply all personnel, transportation and equipment to perform seismic surveys for a given prospect for a fixed price plus reimbursement for certain third party charges. The Company generally bills its clients on a progressive basis over the term of the contract. The Company is generally obligated to maintain insurance against injury or damage to persons or equipment arising from the performance of its services and to indemnify its customers against all claims and liability arising therefrom. Management believes this insurance coverage is sufficient.

     Prior to the second half of 1998, activity in the U.S. Geophysical Industry had increased with the success and acceptance of 3-D surveys. The improved cost effectiveness gained from the data acquisition and processing of 3-D surveys had resulted in increased profits for the U.S. operations of the major and independent oil companies. With these cost advantages and the uncertainty of foreign operations, many of the major U.S. oil companies increased participation in the domestic oil industry. However, beginning approximately in mid 1998, activity declined significantly due to a decline in the price of oil. As a result, TGC reduced its operations to one crew in 1999 and continued to operate one crew during 2000.

     TGC experienced an increase in demand for its services in 2001 compared with 2000 securing a sufficient number of contracts to deploy a second seismic crew during the second quarter of 2001. TGC's other seismic crew was employed the majority of 2001. This increased level of activity resulted in a significant increase in revenue in 2001 over 2000. As a result of this increased revenue, TGC significantly reduced its loss from operations in 2001 compared with 2000. Although TGC experienced significant improvement in 2001, excess capacity remains in the land-based geophysical service industry and pricing continues to be very competitive. Company management continues to monitor expenses and, where possible, implement cost containment programs to remain highly competitive through this continued period of reduced industry activity. Despite the recent difficult industry conditions, management believes that bidding activity for seismic services will remain at or near current levels and the geophysical services industry has favorable long-term prospects.

     In February 2002, the Company entered into an agreement with a corporation to dispose of the Company's shot hole drilling equipment, and to use the proceeds of the disposal to acquire five buggy-mounted Vibroseis units and purchase certain additional equipment needed to make the Vibroseis equipment compatible with the Company's recording equipment. A one-year $30,000 note payable to the corporation financed this additional equipment. The acquisition of this equipment opens up an opportunity in an existing market, in which the Company has not participated, thereby increasing its bidding opportunities. Though there can be no assurance, management believes the Company will be successful in securing its share of existing business in this market thereby improving its performance.

     As of December 31, 2001, TGC employed 89 employees, supporting two seismic crews with a total of 82 crew members and direct support members. The Company believes its relationship with its employees to be satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's headquarters are in leased facilities located in Plano, Texas from which it conducts all its current operations. These facilities include 8,000 square feet of office and warehouse space and an outdoor storage area of approximately 10,000 square feet. The monthly rent is $5,245. This facility is used to house corporate offices and serves as the headquarters for the geophysical business. The Company is not responsible for insuring the facilities. The condition of the Company's facilities is good and TGC management believes that these properties are suitable and adequate for the Company's foreseeable needs.


ITEM 3. LEGAL PROCEEDINGS.

     The Company is a defendant in various legal actions that arose out of the normal course of business. In the opinion of Management, none of the actions will result in any significant loss to the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted by the Company, during the fourth quarter of the fiscal year ended December 31, 2001, to a vote of the Company's security holders, through the solicitation of proxies or otherwise.


                                  Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has traded on the NASDAQ SmallCap Market under the symbol "TGCI" since September 25, 1994.

     The number of shareholders of record of TGCI's Common Stock as of March 22, 2002, was 112. Due to the number of shares held in nominee or street name, the Company believes that there are a significantly greater number of beneficial owners of its Common Stock. As of such date, CEDE & CO. held 4,176,893 shares in street name. On March 22, 2002, TGC's Common Stock was quoted at a closing sales price of $0.32. High and low sales prices (adjusted for the Reverse Split effective November 6, 1998) of TGC's Common Stock for the period of January 1, 2000, to December 31, 2001, were as follows:

                        Sales Price of TGC Common Stock

Date                                    High                 Low

October 1 -- December 31, 2001           .750               .150

July 1 -- September 30, 2001            1.000               .500

April 1 -- June 30, 2001                1.590               .760

January 1 -- March 31, 2001             1.250               .625

October 1 -- December 31, 2000          1.250               .500

July 1 -- September 30, 2000            1.250               .625

April 1 -- June 30, 2000                1.875               .625

January 1 -- March 31, 2000             1.875               .688

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

     As a consequence of the Reverse Split: (1) pursuant to the provisions for adjustment of the conversion ratio of the Company's Series C Preferred Stock, the conversion price per share of Common Stock on a post-Reverse Split basis increased from $0.75 to $2.25 per share; and (2) pursuant to the terms for adjustment to the exercise price of the Company's Common Share Purchase Warrants, each Warrant purchased on a post-Reverse Split basis, 1/3 of a share of Common Stock at a price of $1.125 per share of Common Stock. Under the terms of the Warrant Agreement dated July 28, 1995 (and all amendments thereto) for the Company's Common Share Purchase Warrants, that have expired, any outstanding unexercised Warrant Certificates were automatically deemed exercised on behalf of each record holder of Warrant Certificates into shares of the Company's Common Stock at the rate of one-tenth (1/10th) of a share of common stock for each three Warrants. There was no exercise price payable to the Company in connection with this deemed exercise.

     On June 3, 1999, the TGC Board of Directors voted that in lieu of declaring the July 1999 semi-annual dividend on the Series C Preferred Stock to reduce, on a post-Reverse Split basis, the initial conversion price of the Series C Preferred Stock from $2.25 per share of Common Stock to $2.00 per share of Common Stock and delay the increase in the conversion price of the Series C Preferred Stock until the close of business on December 31, 2001.
The increase in the conversion price of the Series C Preferred Stock from $2.00 per share of Common Stock to $3.75 per share of Common Stock, following the reduction described above, was otherwise scheduled to increase at the close of business on December 31, 2000. As a result of the adjustments described above, the conversion price of the Series C Preferred Stock was $2.00 per share of Common Stock if exercised prior to the close of business on December 31, 2001. After December 31, 2001 and prior to the close of business on December 31, 2002, the conversion price per share of Common Stock was $3.75. Thereafter, the conversion price will be $6.00 per share of Common Stock.

     At a November 30, 2001 meeting, the Company's Board of Directors, in an effort to encourage the conversion of Series C Preferred Stock into shares of Common Stock, voted to reduce, on a post-Reverse Split basis, the conversion price of the Series C Preferred Stock from $2.00 per share of Common Stock to $1.61 per share of Common Stock. In addition, the Board of Directors voted to extend the conversion price increase date of the Series C Preferred Stock from the close of business on December 31, 2001 until the close of business on January 31, 2002. As a result, the conversion price was $1.61 per share of Common Stock if converted prior to the close of business on January 31, 2002. After January 31, 2002, and prior to the close of business on December 31,

2002, the conversion price per share of Common Stock shall be $3.75. Thereafter, the conversion price per share of Common Stock shall be $6.00.

     As of January 31, 2002, a total of 1,092,250 shares of Series C Preferred Stock had been converted into shares of Common Stock. As a result, 58,100 shares of Series C Preferred Stock remained outstanding at January 31, 2002.

     Dividends are payable on the Company's Common Stock at the discretion of the Board of Directors. In light of the working capital needs of the Company, it is unlikely that cash dividends will be declared and paid on the Company's Common Stock in the foreseeable future.

    The Company has been notified by NASDAQ of potential delisting of the Company's Common Stock for: (1) having failed to maintain a minimum market value of publicly held shares of $1,000,000, and (2) having failed to equal or exceed the minimum bid price requirement of $1 per share, in each case for thirty (30) consecutive trading days. The Company, as a condition to continued listing of its securities on the SmallCap Market, must satisfy these requirements for a minimum of ten (10) consecutive trading days by May 15, 2002 and August 13, 2002, respectively. As of March 22, 2002, the Company's market value of publicly held shares was $942,651. As set forth in the notification from NASDAQ, if at any time before May 15, 2002 the market value of publicly held shares of the Company's Common Stock is $1,000,000 or more for a minimum of ten (10) consecutive trading days, the NASDAQ staff will provide written notification to the Company that it complies with this requirement. If the Company fails to satisfy this requirement, the NASDAQ staff will provide written notification that the Company's Common Stock will be delisted. At that time the Company may appeal the staff's determination to a Listing Qualifications Panel. Although there can be no assurance, management of the Company believes that the Company's market value of publicly held shares will meet this requirement before May 15, 2002. With respect to the requirement that the Company's Common Stock equal or exceed the minimum bid price requirement of $1 per share, if at any time before August 13, 2002, the Company's Common Stock closes at $1 per share or more for a minimum of ten
(10) consecutive trading days, the NASDAQ staff will provide written
notification to the Company that it complies with this requirement.   If the
Company fails to satisfy this requirement, the NASDAQ staff will provide written notification that the Company's Common Stock will be delisted. At that time the Company may appeal the staff's determination to a Listing Qualifications Panel. At the present time, the Board of Directors of the Company has not made a determination as to what action, if any, may be taken with respect to addressing the failure of the Company's Common Stock to meet the minimum bid price requirement.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

                             Results of Operations

                Geophysical Operation  (Continuing Operations)

     Revenues for the year ended December 31, 2001 were $10,101,117 compared with revenues of $6,455,915 for the year ended December 31, 2000. The Company incurred a net loss, before dividend requirements on preferred stock, of $(1,148,843) for the year ended December 31, 2001 compared with a net loss, before dividend requirements on preferred stock of $(1,912,064) for the year ended December 31, 2000. The net loss of $(1,912,064), before dividend requirements on preferred stock, for the year ended December 31, 2000 included a charge of $202,000 for deferred income tax expense, due to an increase to provide a 100% valuation allowance on the Company's net deferred tax assets.

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

     TGC's cost of services, as a percentage of revenue, decreased to 102.1% in 2001 from 109.3% in 2000. This percentage decrease was principally a result of the increased revenue level in 2001. Selling, general and administrative expense decreased to $916,258 in 2001 from $969,875 in 2000. This decrease was primarily the result of TGC closing its Colorado sales office in mid 2000 and a reduction in legal expenses in 2001. Interest expense decreased by $124,258 to $18,067 in 2001 compared to $142,325 in 2000. This decrease was the result of the conversion by WEDGE Energy in May 2000, of its Debenture, plus accrued interest, into Senior Preferred Stock and certain debt issues that matured in late 2000. Non-cash charges for depreciation and amortization were $1,617,515 in 2001 compared with $1,644,331 in 2000.

     For over thirty years, TGC has successfully served the geophysical industry. However, due to a significant decline in spending for seismic services, that began in mid 1998, by a number of oil and gas clients as a result of significantly lower oil prices, TGC reduced its operations to one seismic acquisition crew in 1999. TGC continued to operate at this one crew level during 2000. Early in 2001, TGC experienced an increase in demand for its services securing a sufficient number of contracts to deploy a second seismic crew during the second quarter of 2001. Operating at a two-crew level enabled TGC to significantly increase revenues and decrease its losses in 2001. However, 2001 revenues failed to attain sufficient levels to return the Company to profitability in 2001. Excess capacity remains in the land-based geophysical service industry and pricing continues to be very competitive. Company management continues to monitor expenses and, where possible, implement cost containment programs to remain highly competitive through this continued period of reduced industry activity. Despite the recent difficult industry conditions, management believes that bidding activity for seismic services will remain at or near current levels and the geophysical services industry has favorable long-term prospects.

     In January 2002, the Company entered into a two year Joint Venture Agreement (the "Joint Venture") with a gravity data processing center, (the "Processing Center"). Per the Joint Venture the Company will furnish the Processing Center with approximately 100,000 stations of the Company's digitized gravity data, and the Processing Center, using industry standards along with the latest technology gravity data processing software and techniques, will process the digitized data producing a data set (the "Data Set"). During the term of this Agreement the Company and the Processing Center will endeavor to market and license the Data Set. In consideration for the Processing Center's processing services utilizing its unique state-of-the-art gravity processing software and techniques, upon licensing by the Company or the Processing Center of any or all of the Data Set, the Company
agrees to pay the Processing Center a twenty percent commission. Upon expiration of the Joint Venture, the Data Set and all related information provided the Processing Center will be returned to the Company. Revenue from the licensing of gravity data represents a small portion of the Company's total revenue, however, because the Data Bank has been fully amortized and only minimal expenses are incurred with each license agreement, revenues from
the licensing of gravity data are very profitable.   Although there can be no
assurance, management believes the addition of the Data Set will enhance the Company's future gravity revenue thereby improving the Company's performance.

     In February 2002, the Company entered into an agreement with a corporation to dispose of the Company's shot hole drilling equipment, and to use the proceeds of the disposal to acquire five buggy-mounted Vibroseis units and purchase certain additional equipment needed to make the Vibroseis equipment compatible with the Company's recording equipment. A one-year $30,000 note payable to the corporation financed this additional equipment. The acquisition of this equipment opens up an opportunity in an existing market, in which the Company has not participated, thereby increasing its bidding opportunities. Although there can be no assurance, management believes the Company will be successful in securing its share of existing business in this market thereby improving its performance.

     This report contains forward-looking statements which reflect the view of Company's management with respect to future events. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations are disclosed in the Company's Securities and Exchange Commission filings, and include, but are not limited to the dependence upon energy industry spending for seismic services, the unpredictable nature of forecasting weather, the potential for contract delay or cancellation, the potential for fluctuations in oil and gas prices, and the availability of capital resources. The forward-looking statements contained herein reflect the current views of the Company's management and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

     At December 31, 2001, the Company had net operating loss carry forwards of approximately $8,100,000 available to offset future taxable income, which expires at various dates through 2021.

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

                          Financial Condition

      Cash of $1,435,767 was provided by operations for the twelve months ended December 31, 2001, compared with cash used in operations of $383,582 for the same period of the prior year. The reasons for the increase in cash from operations in 2001 compared with 2000 were a significant increase in revenue that resulted in a decrease in the net loss, a higher level of receivable collections and the Company's management of payables. Net cash of $244,542 was used in investing activities during 2001. This was principally the result of capital expenditures in the amount of $250,542 required to deploy the second seismic crew during the second quarter of 2001 and to replace certain vehicles and equipment that had become worn-out during 2001. Principal payments of debt obligations in the amount of $244,225, principal payments on capital lease obligations of $165,936, and proceeds of $3,766 from the exercise of warrants resulted in net cash of $406,395 being used in financing activities in 2001. The capital leases entered into in 2001 were primarily for equipment to field the second crew and replace certain other equipment. The lives of these capital-leases range in length from six months to three years. The Company anticipates that available funds, together with anticipated cash flows generated from future operations will be sufficient to meet the Company's minimum lease and note payment obligations.

     Working capital decreased $117,178 to $212,356 at December 31, 2001 from the December 31, 2000, working capital of $329,534. The Company's current ratio decreased to 1.1 to 1.0 at December 31, 2001 from 1.4 to 1.0 at December 31, 2000. Stockholders' equity decreased to $3,026,783 at December 31, 2001, from the December 31, 2000, balance of $4,171,860 due primarily to the net loss incurred in 2001 of $1,148,843.

     In September 2001, the Company entered into a three year operating lease for the Company's headquarters facility located in Plano, Texas. The Company anticipates that available funds, together with anticipated cash flows generated from future operations will be sufficient to meet the Company's minimum rental payment obligations that are as follows: $63,720 in 2002, $67,041 in 2003, and $52,488 in 2004.

     On November 7, 2001, the Company entered into an unsecured revolving line of credit arrangement with a bank, providing for borrowings of up to $125,000. The facility bears interest at prime plus 1% (5.75% at December 31, 2001) per annum, and matures in October 2002. The Company has no borrowings under this arrangement but has committed the availability to irrevocable letters of credit totaling $125,000 which also expire in October 2002. Therefore, the Company has no borrowing availability under this line of credit. The letters of credit, with an insurance company as beneficiary, will be used to guarantee continuing seismic insurance bonds totaling $125,000, issued by the insurance company to two states in which the Company performs seismic surveys. In the opinion of management, the chances that the insurance company will draw on the letters of credit are improbable.

     The holders of the Company's outstanding Series C 8% Convertible Exchangeable Preferred Stock ("Series C Preferred Stock"), voted at the Annual Meeting held May 11, 2000, to consent to a new series of Senior Preferred Stock. The affirmative vote of the holders of two-thirds (2/3) of the outstanding shares of Series C Preferred Stock approved the new series of Senior Preferred Stock. As a result of the consent to the new series of Senior Preferred Stock by the Series C Preferred Stock shareholders and in accordance with the terms of the Debenture Agreement, WEDGE Energy, on May

17, 2000, converted its Debenture plus accrued interest into 2,252,445 shares of Senior Preferred Stock. Per the Debenture Agreement, dividends on the Senior Preferred Stock were paid by the issuance of additional shares of Senior Preferred Stock through December 2000. As a result, 103,490 shares of Senior Preferred Stock were issued to WEDGE Energy as payment for the June and December 2000 dividends. WEDGE Energy elected to receive payment of the June 2001, and December 2001, dividends in additional shares of Senior Preferred Stock. As a result, 100,127 and 104,383 shares of Senior Preferred Stock were issued to WEDGE Energy as payment of the June and December 2001, dividends, respectively.

     At a November 30, 2001 meeting, the Company's Board of Directors, in an effort to encourage the conversion of Series C Preferred Stock into shares of Common Stock, voted to reduce, on a post-Reverse Split basis, the conversion price of the Series C Preferred Stock from $2.00 per share of Common Stock to $1.61 per share of Common Stock. In addition, the Board of Directors voted to extend the conversion price increase date of the Series C Preferred Stock from the close of business on December 31, 2001 until the close of business on January 31, 2002. As a result, the conversion price was $1.61 per share of Common Stock if converted prior to the close of business on January 31, 2002. After January 31, 2002, and prior to the close of business on December 31, 2002, the conversion price per share of Common Stock shall be $3.75. Thereafter, the conversion price per share of Common Stock shall be $6.00. This action by the Board of Directors has resulted in 977,550 shares of Series C Preferred Stock being converted into 3,030,539 shares of Common Stock since December 31, 2001. As a result, 58,100 shares of Series C Preferred Stock remained outstanding at January 31, 2002 and the cumulative dividends in arrears on the Series C Preferred Stock were $69,720 at January 31, 2002 compared with $1,242,780 at December 31, 2001 as noted in Note H of Notes To Financial Statements.

     The Company anticipates that available funds, together with anticipated cash flows generated from future operations will be sufficient to meet the Company's cash needs during 2002, so long as one of the Company's two crews is employed, of which there is no assurance.

ITEM 7. FINANCIAL STATEMENTS.

                               Financial Statements
                             December 31, 2001 and 2000

                                      CONTENTS

Report of Independent Certified Public Accountants            p. 13
     Financial Statements
Balance Sheets                                                p. 14
Statements of Operations                                      p. 16
Statement of Stockholders' Equity                             p. 17
Statements of Cash Flows                                      p. 18
Notes to Financial Statements                                 p. 20

             Report of Independent Certified Public Accountants


Board of Directors and Stockholders
TGC Industries, Inc.


We have audited the accompanying balance sheets of TGC Industries, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TGC Industries, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



GRANT THORNTON LLP

Dallas, Texas
February 19, 2002

                             TGC Industries, Inc.

                                BALANCE SHEETS

                                 December 31,




     ASSETS                                         2001             2000
                                                   ___________   ___________

CURRENT ASSETS
     Cash and cash equivalents                  $  1,043,961     $   259,131
     Trade accounts receivable                     1,255,954         894,764
     Costs and estimated earnings
          in excess of billings
          on uncompleted contracts                    20,134           8,550
     Prepaid expenses and other                       72,819          72,085
                                                 ___________     ___________
          Total current assets                     2,392,868       1,234,530

PROPERTY AND EQUIPMENT - at cost
     Machinery and equipment                      11,585,080      11,187,043
     Automobiles and trucks                          887,226         757,111
     Furniture and fixtures                          323,323         323,323
     Other                                             6,810           4,536
                                                 ___________     ___________
                                                  12,802,439      12,272,013
         Less accumulated depreciation
         and amortization                         (9,831,017)     (8,309,781)
                                                 ___________      ___________
                                                   2,971,422       3,962,232

OTHER ASSETS                                           4,824             395
                                                 ___________      __________
                                                $  5,369,114     $ 5,197,157
                                                 ===========     ===========

                          TGC Industries, Inc.

                              December 31,




     LIABILITIES AND STOCKHOLDERS' EQUITY            2001            2000
                                                 ___________      ___________

CURRENT LIABILITIES
     Trade accounts payable                     $  1,067,506     $   336,876
     Accrued liabilities                             176,986         140,535
     Billings in excess of costs
          and estimated earnings
          on uncompleted contracts                   763,001         179,050
     Current maturities of notes payable              15,475         244,225
     Current portion of capital lease obligations    157,544           4,310
                                                 ___________      __________
          Total current liabilities                2,180,512         904,996

NOTES PAYABLE, less current maturities               104,826         120,301

CAPITAL LEASE OBLIGATIONS, less current portion       56,993              -

COMMITMENTS AND CONTINGENCIES                           -                 -

STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value; 4,000,000
     shares authorized;
       8.5% senior convertible preferred stock;
          2,560,445 and 2,355,935 shares issued
          and outstanding in 2001 and 2000,
          respectively                             2,560,445       2,355,935
       8% Series C convertible exchangeable
          preferred stock; 1,150,350 shares
          issued, 1,035,650 and 1,085,550 shares
          outstanding at 2001 and 2000,
          respectively                             1,035,650       1,085,550
     Common stock, $.30 par value; 25,000,000 shares
       authorized; 2,511,169 and 2,360,818 shares
       issued in 2001 and 2000, respectively         753,350         708,245
     Additional paid-in capital                    5,413,336       5,609,285
     Accumulated deficit                          (6,520,684)     (5,371,841)
     Treasury stock, at cost
       (31,944 shares in 2001 and 2000)             (215,314)       (215,314)
                                                 ___________      __________
                                                   3,026,783       4,171,860
                                                 ___________      __________
                                                $  5,369,114     $ 5,197,157
                                                 ===========      ==========



       The accompanying notes are an integral part of these statements.

                            TGC Industries, Inc.

                           STATEMENTS OF OPERATIONS

                           Years ended December 31,




                                                    2001             2000
                                                 ___________      ___________

Revenue                                          $10,101,117     $ 6,455,915

Cost and expenses
     Cost of services                             10,315,635       7,053,779
     Selling, general and administrative             916,258         969,875
     Interest expense                                 18,067         142,325
                                                 ___________     ___________
                                                  11,249,960       8,165,979
                                                 ___________     ___________
         Loss from operations before income taxes (1,148,843)     (1,710,064)

Income tax expense
     Deferred                                           -            202,000
                                                 ___________      __________

         Net loss                                 (1,148,843)     (1,912,064)

Less dividend requirements on preferred stock       (651,112)       (572,426)
                                                  __________       _________

         Loss allocable to common stockholders  $ (1,799,955)    $(2,484,490)
                                                 ===========     ===========
Loss per common share - basic and diluted              $(.75)         $(1.08)

Weighted average number of common shares -
  basic and diluted                                2,407,036       2,296,210




















       The accompanying notes are an integral part of these statements.

                                           TGC Industries, Inc.

                                    STATEMENT OF STOCKHOLDERS' EQUITY

                                                                     Additional
                                Preferred stock     Common stock       paid-in   Accumulated  Treasury
                               Shares     Amount   Shares   Amount     capital     deficit     stock      Total
                              _________  _________  ________ ________  _________  __________   ________   ________
Balances at January 1,2000    1,115,750 $1,115,750 2,285,318 $685,595 $5,367,358 $(3,459,777) $(215,314) $3,493,612

Conversion of note into
 preferred stock              2,252,445  2,252,445        -        -     337,867          -          -    2,590,312

Conversion of preferred stock   (30,200)   (30,200)   75,500   22,650      7,550          -          -           -

Dividend on 8-1/2% senior
 convertible preferred stock    103,490    103,490        -        -    (103,490)         -          -           -

Net loss                             -          -         -        -          -   (1,912,064)        -   (1,912,064)
                               ________  _________  ________ ________  _________   _________    _______   _________
Balances at December 31, 2000 3,441,485  3,441,485 2,360,818  708,245  5,609,285  (5,371,841)  (215,314)  4,171,860

Exercise of stock warrants           -          -      3,333    1,000      2,766          -          -        3,766

Common stock issued for
 redeemed stock warrants             -          -     22,268    6,680     (6,680)         -          -           -

Conversion of preferred stock   (49,900)   (49,900)  124,750   37,425     12,475          -          -           -

Dividend on 8-1/2% senior
 convertible preferred stock    204,510    204,510        -        -    (204,510)         -          -           -

Net loss                             -          -         -        -          -   (1,148,843)        -   (1,148,843)
                              _________ __________ _________ ________ __________ ___________  _________  __________

Balances at December 31, 2001 3,596,095 $3,596,095 2,511,169 $753,350 $5,413,336 $(6,520,684) $(215,314) $3,026,783
                              ========= ========== ========= ========  ========= ===========   ========  ==========


                          The accompanying notes are an integral part of these statements.

                                                       17

                             TGC Industries, Inc.

                           STATEMENTS OF CASH FLOWS

                            Years ended December 31,




                                                        2001         2000
                                                      _________     ________

Cash flows from operating activities
   Net loss                                       $(1,148,843)  $(1,912,064)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities
          Depreciation and amortization              1,617,515    1,644,331
          Gain on disposal of property
              and equipment                             (6,000)     (22,508)
          Deferred income taxes                             -       202,000
   Changes in operating assets and liabilities
      Trade accounts receivable                       (361,190)    (894,764)
      Costs and estimated earnings in excess of
          billings on uncompleted contracts            (11,584)      (8,550)
      Prepaid expenses and other                          (734)     (27,606)
      Other assets                                      (4,429)         100
      Trade accounts payable                           730,630      285,944
      Accrued liabilities                               36,451      170,485
      Billings in excess of costs and estimated
          earnings on uncompleted contracts            583,951      179,050
                                                     _________     ________
              Net cash provided by (used in)
                 operating activities                1,435,767     (383,582)

Cash flows from investing activities
   Capital expenditures                               (250,542)    (543,311)
   Proceeds from sale of property and equipment          6,000       22,508
                                                     _________     ________
              Net cash used in investing activities   (244,542)    (520,803)

Cash flows from financing activities
   Proceeds from exercise of warrants                    3,766         -
   Proceeds from issuance of debt                         -          79,304
   Principal payments on notes payable                (244,225)    (808,428)
   Principal payments on capital lease obligations    (165,936)      (6,034)
                                                     _________     ________
              Net cash used in financing activities   (406,395)    (735,158)
                                                     _________     ________
              Net increase (decrease) in cash
                 and cash equivalents                  784,830   (1,639,543)
                                                     _________   __________
Cash and cash equivalents at beginning of year         259,131    1,898,674
                                                     _________   __________
Cash and cash equivalents at end of year           $ 1,043,961   $  259,131
                                                   ===========   ==========



                                      18


                             TGC Industries, Inc.

                     STATEMENTS OF CASH FLOWS - CONTINUED

                            Years ended December 31,




                                                       2001         2000
                                                     _________     ________

Supplemental cash flow information
     Interest paid                                 $   18,067     $ 153,360
     Income taxes paid                             $       -      $      -

Noncash investing and financing activities

     Capital lease obligations incurred            $  376,163     $  10,344

     During 2000, the holder of the Company's $2,500,000 debenture payable converted the debenture and accrued interest of $90,312 into 2,252,445 shares of 8.5% Senior Preferred Stock. In accordance with the terms of the Debenture Agreement, dividends payable through December 1, 2000 were paid by the issuance of additional 103,490 shares of 8.5% Senior Preferred Stock. At the election of the Senior Preferred Stockholder, 100,127 and 104,383 shares of 8.5% Senior Preferred Stock were issued to the Senior Preferred Stockholder as payment for the June 1, 2001 and December 1, 2001 dividends, respectively.





























       The accompanying notes are an integral part of these statements.

                                       19

                             TGC Industries, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                          December 31, 2001 and 2000




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

    Property and Equipment

    Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the individual assets ranging from 1 to 7 years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

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

    Stock-Based Compensation

    The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25(APB
    25), "Accounting for Stock Issued to Employees" and provides the required pro forma disclosures prescribed by Statement of Financial Accounting Standards No. 123.




                                         20


                             TGC Industries, Inc.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                          December 31, 2001 and 2000

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

    Reclassifications

    Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

    Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    New Accounting Standards

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 will have a material impact on the Company's financial position or results of operations.

                                         21
                             TGC Industries, Inc.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                          December 31, 2001 and 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets," which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually as well as in the event of an impairment indicator. The Company will adopt SFAS 142 effective January 1, 2002. The adoption of this statement is expected to have no impact on the Company's financial position or results of operations.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt SFAS 144 for fiscal years beginning after December 15, 2001. The Company does not expect SFAS 144 will have a material impact on the Company's financial position or results of operations.

NOTE C - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    The components of uncompleted contracts are as follows:

                                                           December 31,
                                                        2001          2000
                                                     _________      ________
      Costs incurred on uncompleted contracts
          and estimated earnings                    $  628,019    $ 127,680
      Less billings to date                         (1,370,886)    (298,180)
                                                      _________      _______
                                                    $ (742,867)   $(170,500)
                                                     =========      =======
    The components of uncompleted contracts are reflected in the balance sheets at December 31, 2001 and 2000 as follows:

                                                        2001          2000
                                                      _________     ________

       Costs and estimated earnings in excess of
         billings on uncompleted contracts          $  20,134     $  8,550
       Billings in excess of costs and estimated
        earnings on uncompleted contracts            (763,001)    (179,050)
                                                    _________     ________

                                                    $(742,867)   $(170,500)
                                                    =========      =======
                                     22
                             TGC Industries, Inc.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                          December 31, 2001 and 2000

NOTE D - ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                                            December 31,
                                                        2001           2000
                                                      _________     ________
       Compensation and payroll taxes                 $  77,697    $ 25,994
       Insurance                                         35,000      48,000
       Other                                             64,289      66,541
                                                        _______     _______
                                                       $176,986    $140,535
                                                        =======     =======

NOTE E - DEBT

    Line of Credit

    During 2001, the Company entered into an unsecured revolving line of credit arrangement with a bank, providing for borrowings of up to $125,000. The facility bears interest at prime plus 1% (5.75% at December 31, 2001) per annum, and matures in October 2002. The Company had no borrowings under this arrangement at December 31, 2001, but had committed the availability to irrevocable letters of credit totaling $125,000 which also expire in October 2002. Therefore, the Company had no borrowing availability under this line of credit at December 31, 2001.

    Notes Payable

    Notes payable consist of the following:
                                                            December 31,
                                                        2001           2000
                                                      _________      ________

     Note payable to a finance company, interest at
       4%, due in monthly installments of $552
       including interest; collateralized by
       equipment and accounts receivable               $103,850     $106,142
     Note payable to a finance company, interest at
       4%, due in monthly installments of $1,130
       including interest; collateralized by equipment
       and accounts receivable                           16,451       28,962
     Note payable to a finance company, interest at
       9.5%, due in monthly  installments of $5,143
       including interest; collateralized by equipment       -        34,928
     Note payable to a finance company, interest at
       8.7%, due in monthly installments of $5,038
       including interest; collateralized by equipment       -        43,796
     Note payable to a finance company, interest at
       8.8%, due in monthly installments of $4,974
       including interest; collateralized by equipment       -        57,061

                             TGC Industries, Inc.

                          December 31, 2001 and 2000

NOTE E - DEBT - Continued

     Note payable to a finance company, interest at
       9.4%, due in monthly installments of $12,104
       including interest, collateralized by equipment        -       93,637
                                                         _______     _______

                                                        $120,301    $364,526
                                                         =======     =======

    Aggregate annual maturities of notes payable at December 31, 2001 are as follows:

      Year ending
     December 31,
     ____________

        2002                                               $  15,475
        2003                                                   5,854
        2004                                                   2,594
        2005                                                   2,702
        2006                                                   2,816
        Thereafter                                            90,860
                                                             _______
                                                             120,301
          Less current maturities                             15,475
                                                             _______
                                                            $104,826
                                                             =======
    Subordinated Debt

    On December 14, 1999, the Company issued a $2,500,000 convertible subordinated debenture to a corporation. The debenture bore interest at 8.5%, payable semi-annually, and was to mature in December 2009. The debenture was converted into 8.5% Senior Preferred Stock at a conversion price of $1.15 per share on May 17, 2000.

                             TGC Industries, Inc.

                          December 31, 2001 and 2000

NOTE F - LEASES

    Capital Leases

    The Company leases certain specialized seismic equipment under leases classified as capital leases. The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of December 31, 2001.

      Year ending
      December 31,
      ____________
         2002                                               $164,283
         2003                                                 38,913
         2004                                                 22,384
                                                             _______
         Total minimum lease payments required               225,580
         Less:  Amount representing interest                  11,043
                                                             _______
         Present value of minimum lease payments            $214,537
                                                             =======
    The net book value of the capital assets leased as of December 31, 2001 was $344,536. Total accumulated depreciation on these assets as of December 31, 2001 was $31,627.

    Operating Leases

    The Company leases office space under an operating lease that expires September 30, 2004. The lease expense for the years ended December 31, 2001 and 2000, was $61,617 and $58,584, respectively.

    The following is a schedule by years of future minimum rental payments required under the operating lease as of December 31, 2001:

      Year ending
     December 31:
     ____________
        2002                                           $  63,720
        2003                                              67,041
        2004                                              52,488
                                                          ______
        Total minimum payments required                 $183,249
                                                         =======

                             TGC Industries, Inc.

                          December 31, 2001 and 2000

NOTE G - FAIR VALUE OF DEBT OBLIGATIONS

    The fair value of debt obligations is estimated using discounted cash flows based on the Company's incremental borrowing rate for similar types of borrowings. A comparison of the carrying value and fair value of these instruments is as follows:
                                                         December 31,
                                                   ______________________
                                                     2001           2000
                                                   _________     ________
      Carrying value                               $ 120,301     $364,526
      Fair value                                   $  87,821     $311,033

NOTE H - STOCKHOLDERS' EQUITY

    Earnings Per Share

    The effect of preferred stock dividends on the amount of loss available to common stockholders was $.27 and $.25 for the years ended December 31, 2001 and 2000, respectively.

    Outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive total 850,000 and 1,136,575 for the years ended December 31, 2001 and 2000, respectively.
    Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive total 258,827 and 185,757 for the years ended December 31, 2001 and 2000, respectively.

    Stock-Based Compensation Plans

    The Company's 1986 Incentive Stock Option Plan (the "1986 Plan") expired during July 1997. All 6,335 options outstanding at December 31, 2000 expired unexercised during 2001.

    The Company currently has in effect a 1993 Stock Option Plan (the "1993 Plan") covering a total of 283,334 shares of the Company's common stock. Options under the 1993 Plan must be granted at prices not less than the market price at the date of grant and must be exercised within five years from the date of grant. Options covering 54,004 shares expired or were canceled during 2001. Options covering 30,000 shares are exercisable as follows: (i) one-third of the shares on January 1, 1999, and (ii) all of the shares after January 1, 2000. Options covering 33,100 shares are exercisable as follows: (i) one-third of the shares after the 12 month period following the date of the grant, (ii) two-thirds of the shares after the 24 month period following the date of the grant, and (iii) all of the shares of stock after the 36 month period following the date of the grant. At December 31, 2001, outstanding options for 52,067 shares were exercisable.

                             TGC Industries, Inc.

                          December 31, 2001 and 2000

NOTE H - STOCKHOLDERS' EQUITY - CONTINUED

    In conjunction with the spin-off of the Company's wholly-owned subsidiary, Chase Packaging Corporation (Chase), in 1996, options held by employees of Chase under the 1993 Plan were converted into a nonqualified plan. All 53,058 options outstanding at December 31, 2000 expired unexercised during 2001.

    The Company currently has in effect a 1999 stock option plan (the "1999 Plan") covering up to 300,000 shares of the Company's common stock. Options under the 1999 Plan must be granted at prices not less than the lesser of the par value per share of the stock or the fair market value per share of the Company's stock on the date of the grant, and their term cannot exceed ten years from the date of the grant. Options outstanding at December 31, 2001, covering 169,000 shares, expire five years from the date of the grant and are exercisable as follows: (i) one-third of the shares after the 12 month period following the date of the grant, (ii) two-thirds of the shares after the 24 month period following the date of the grant, and (iii) all of the shares of stock after the 36 month period following the date of the grant. At December 31, 2001, outstanding options covering 56,333 shares were exercisable.

                             TGC Industries, Inc.

                          December 31, 2001 and 2000


NOTE H - STOCKHOLDERS' EQUITY - CONTINUED

   The following table summarizes activity under the Plans:

                                                                 Weighted
                                                 Shares under     average
                                                    option     exercise price
                                                ____________   ______________
     Balance at January 1, 2000                      176,497        $1.92
          Granted                                    169,000         1.00
                                                    ________
     Balance at December 31, 2000                    345,497         1.47
          Canceled/expired                          (113,397)         .33
                                                    ________
     Balance at December 31, 2001                    232,100         $.96
                                                    ========         ====
     Exercisable at December 31:
          2001                                       108,400       $  .95
          2000                                       151,762        $2.11

    The following information applies to options outstanding at December 31,
    2001:
                                             Weighted
                                              average
                                             remaining           Weighted
          Range of           Number         contractual           average
       exercise prices     outstanding     life (in years)     exercise price
       _______________     ___________     ______________      ______________
         $.75 - $1.00         232,100            7.14             $.96
                              =======                              ===
    The following information applies to options exercisable at December 31, 2001:

          Range of           Number         Weighted average
       exercise prices     exercisable        exercise price
       _______________     ___________      ________________
         $.75 - $1.00        108,400             $.95
                             =======              ===
    The Company has adopted only the disclosure provisions of SFAS 123. The Company will continue to apply APB 25 and related interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company's stock grants been determined consistent with SFAS 123, the Company's net loss and net loss per common share for 2001 and 2000 would approximate the pro forma amounts indicated below:

                             TGC Industries, Inc.

                          December 31, 2001 and 2000

NOTE H - STOCKHOLDERS' EQUITY - Continued

                                   2001                        2000
                         ________________________    _______________________
                         As reported    Pro forma    As reported   Pro forma
                         ___________    _________    ___________   _________
  Net loss              $(1,148,843)  $(1,213,073)  $(1,912,064) $(1,926,337)
                          =========     =========     =========    =========
  Net loss allocable to
   common stockholders  $(1,799,955)  $(1,864,185)  $(2,484,490) $(2,498,763)
                          =========     =========     =========    =========
  Loss per common share
     basic and diluted        $(.75)        $(.77)       $(1.08)      $(1.09)

    The fair value of the options granted during 2000 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected volatility of 192%; risk-free interest rate of 5.5%; and expected life of 5 years. The weighted average fair value of options granted was $.97.

    Stock Warrants

    At December 31, 2001 and 2000, warrants covering 850,000 and 1,136,575 shares were outstanding, respectively. In connection with the issuance of subordinated notes payable during 1999, certain officers and directors received warrants covering 850,000 shares with a value of $391,000.
    These warrants have a strike price of $.30 and expire on July 31, 2009. Effective January 1, 2001, 10,000 warrants covering 3,333 shares of common stock were exercised and 849,674 warrants covering 283,224 shares of common stock expired. Per the warrant agreement, any unexercised warrants were automatically deemed exercised at the rate of one share of the Company's common stock for each 30 warrants held. During 2001, 668,040 warrants were redeemed for 22,268 shares of the Company's common stock, and 181,634 warrants remain unredeemed at December 31, 2001.

    Preferred Stock

    During 1996, the Company issued 1,150,350 shares of Series C 8% convertible exchangeable preferred stock ("Series C Preferred Stock") at $5.00 per share in a private placement offering with gross proceeds of approximately $5,800,000. The Series C Preferred Stock is, at the option of the Company, exchangeable into 8% subordinated convertible debentures. Prior to November 30, 2001, the Series C Preferred Stock and debentures were convertible into shares of the Company's common stock at the conversion price of (i) $2.00 per share if exercised by December 31, 2001, (ii) $3.75 per share if exercised from January 1, 2002 through December 31, 2002, and (iii) $6.00 per share thereafter. At a November 30, 2001 meeting, the Company's Board of Directors approved amendments to the conversion terms of the Series C Preferred Stock. The amendments

                             TGC Industries, Inc.

NOTE H - STOCKHOLDERS' EQUITY - Continued

    were as follows: the conversion price was reduced from $2.00 per share to $1.61 per share and the date of the conversion price increase to $3.75 per share was delayed from December 31, 2001, until January 31, 2002.
    The subsequent date of the increase in the conversion price to $6.00 per share will remain December 31, 2002. Since December 31, 2001, the Series C Preferred shareholders have converted 977,550 shares of Series C Preferred Stock into 3,030,539 shares of common stock. As a result, 58,100 shares of Series C Preferred Stock remained outstanding as of January 31, 2002.

    During 2000, the holders of the Series C Preferred Stock voted to consent to a new series of 8.5% Senior Convertible Preferred Stock ("Senior Preferred Stock"). As a result, in accordance with the terms of a debenture agreement, the $2,500,000 debenture on the books of the Company at December 31, 1999, plus accrued interest, was converted into 2,252,445 shares of the Senior Preferred Stock. The Company, in accordance with the terms of the agreement, issued 103,490 additional shares of Senior Preferred Stock to the Senior Preferred stockholder as payment for the June and December 2000 dividends. In addition, at the election of the Senior Preferred stockholder, the Company issued 100,127 and 104,383 additional shares of Senior Preferred Stock to the Senior Preferred stockholder as payment for the June 1, 2001 and December 1, 2001 dividends, respectively, resulting in 2,560,445 shares outstanding at December 31, 2001.

    Dividends

    Holders of the Company's Series C Preferred Stock will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8% per annum. The dividends are payable semi-annually during January and July of each year. At December 31, 2001, cumulative dividends of $1,242,780 ($1.20 per share) were in arrears. As of January 31, 2002, following the conversion of 977,550 shares of the Series C Preferred Stock as noted above, cumulative dividends of $69,720 were in arrears.

    Holders of the Company's Senior Preferred Stock will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8.5% per annum. The dividends are payable semi-annually during June and December of each year. Dividends payable in 2001 and 2000 were paid in additional shares of Senior Preferred Stock, in accordance with the terms of the agreement in 2000 and at the election of the Senior Preferred Stockholder in 2001.

                          December 31, 2001 and 2000

                             TGC Industries, Inc.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                          December 31, 2001 and 2000


NOTE I - INCOME TAXES

    The income tax provision (benefit) reconciled to the tax computed at the statutory Federal rate is as follows:
                                                          Years ended
                                                          December 31,
                                                       ___________________
                                                        2001        2000
                                                       _______    ________
         Federal tax benefit at statutory rate       $(390,607)  $(581,422)
         Non-deductible expenses                        29,103      22,916
         Change in prior year estimates                 (5,015)   (212,210)
         Change in valuation allowance                 366,519     972,716
                                                       _______     _______
                                                      $     -    $ 202,000
                                                       =======     =======

    Deferred tax assets and liability consist of the following:

                                                        December 31,
                                                        ____________
                                                  2001               2000
                                                 _______            _______

       Deferred tax assets
         Net operating loss carryforwards     $ 2,877,025       $ 2,636,873
         Other                                     14,605            20,661
       Deferred tax liability
         Property and equipment                  (547,171)         (679,594)
                                                _________         _________
                                                2,344,459         1,977,940
         Less valuation allowance              (2,344,459)       (1,977,940)
                                                _________         _________
         Net deferred tax asset                 $      -           $     -
                                                =========         =========

    At December 31, 2001, the Company had net operating loss carryforwards of approximately $8,100,000 available to offset future taxable income, which expire at various dates through 2021. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits are more likely than not.

NOTE J - 401(k) PLAN

    The Company has a 401(k) salary deferral plan which covers all employees who have reached the age of 20.5 years and have been employed by the Company for at least one year. The covered employees may elect to have an amount deducted from their wages for investment in a retirement plan. The Company makes contributions to the plan equal to 100% of each participant's salary reduction contributions to the plan up to 2% of the

                             TGC Industries, Inc.

                          December 31, 2001 and 2000

NOTE J   401(k) PLAN - CONTINUED


    participant's compensation. The Company's matching contribution to the plan was approximately $13,000 and $14,000 for the years ended December 31, 2001 and 2000, respectively.

NOTE K - CONCENTRATION OF CREDIT RISK

    The Company sells its geophysical services primarily to large independent oil and gas companies operating in the United States. The Company performs ongoing credit evaluations of its customer's financial condition and, generally, requires no collateral from its customers.

    Sales and accounts receivable from the Company's largest customers as of and for the years ended December 31, 2001 and 2000 consist of the following:

                                                                Accounts
                                                 Sales         receivable
                                             _____________    _____________
      Company                                2001     2000    2001     2000
                                             _____   _____    _____   _____
         A                                     38%     -       23%     -
         B                                     14%     -       -       -
         C                                     13%     19%     -       -
         D                                     13%     -       -       20%
         E                                     -       23%     -       2%
         F                                     -       18%     -       63%
         G                                     -       15%     -       -

    As of December 31, 2001, four additional customers accounted for 23%, 20%, 19%, and 13% of outstanding accounts receivable, respectively. At December 31, 2000, one additional customer accounted for 14% of accounts receivable.

NOTE L - CONTINGENCIES

    In conducting its activities, the Company from time to time is the subject of various claims arising from the ordinary course of business. In the opinion of management, the ultimate resolution of such claims is not expected to have a material adverse effect upon the financial position of the Company.

    On November 7, 2001, the Company obtained unsecured irrevocable letters of credit totaling $125,000, expiring on October 25, 2002. These letters of credit, with an insurance company as beneficiary, will be used to guarantee continuing seismic insurance bonds totaling $125,000, issued by the insurance company to two states in which the Company performs seismic surveys. In the opinion of management, the chances that the insurance company will draw on the letters of credit are improbable.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

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

                4.4 Statement of Resolution Regarding Series C 8% Convertible Exchangeable Preferred Stock of TGC Industries, Inc. as filed with the Secretary of State of Texas on July 9, 1999 filed as Exhibit 4.4 to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2000, and incorporated herein by reference.

                4.5 Statement of Resolution regarding Series C 8% Convertible Exchangeable Preferred Stock of TGC Industries, Inc. as filed with the Secretary of State of Texas on December 4, 2001.

                4.6 Form of Debenture Agreement and Debenture for 8% Subordinated Convertible Debentures, Series A, filed as Exhibit 4.2 to the Company's Registration Statement on Form SB-2 (Registration No. 333-12269), as amended, filed with the Commission and incorporated herein by reference.

                4.7 Form of Warrant Agreement dated July 28, 1995, as amended, and Warrant, filed as Exhibit 4.3 to the Company's Registration Statement on Form SB-2 (Registration No. 333-12269), as amended, filed with the Commission and incorporated herein by reference.

                4.8 Debenture Agreement dated December 10, 1999, with respect to the Company's $2,500,000 8 1/2% Convertible Subordinated Debenture, Series B payable to Wedge Energy Services, L.L.C., filed as Exhibit
                      4.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

                4.9 Statement of Resolution Establishing 8-1/2% Senior Convertible Preferred Stock of TGC Industries, Inc. as filed with the Secretary of State of Texas on May 17, 2000, filed as Exhibit 4.8 to the Company's Annual Report on Form 10-KSB for fiscal year ended November 31, 2000, and incorporated herein by reference.

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

               10.12 Voting Agreement dated December 10, 1999, between the Company, WEDGE Energy Services, L.L.C., and the following shareholders of the Company: Allen McInnes, Wayne Whitener, Herbert Gardner, William J. Barrett and Edward L. Flynn, filed as Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the fiscal

                                    36
                      year ended December 31, 1999, and incorporated herein by reference.

             10.13 The Company's 1999 Stock Option Plan as adopted by the Board of Directors on December 14, 1999, filed as
                    Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

            (b). Reports on Form 8-K.
       A report under Item 5 of Form 8-K was filed on December 5, 2001, to announce the conversion price reduction of the Company's Series C 8% Convertible Exchangeable Preferred Stock from $2.00 per share to $1.61 per share, and the delay of the conversion price increase from December 31, 2001, to January 31, 2002.

                             SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TGC INDUSTRIES, INC.

Date:  March 26, 2002             By:   /s/ Wayne A. Whitener
                                        Wayne A. Whitener
                                        President (Principal Executive
                                        Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 26, 2002             By:    /s/ Allen T. McInnes
                                         Allen T. McInnes
                                         Chairman of the Board
                                         and Secretary

Date:  March 26, 2002             By:    /s/ Edward L. Flynn
                                         Edward L. Flynn
                                         Director

Date:  March 26, 2002             By:    /s/ Wayne A. Whitener
                                         Wayne A. Whitener
                                         President, Chief Executive
                                         Officer and Director

Date:  March 26, 2002             By:    /s/ Kenneth Uselton
                                         Kenneth Uselton, Treasurer
                                         (Principal Financial and
                                         Accounting Officer)

Date:  March 26, 2002             By:    /s/ William J. Barrett
                                         William J. Barrett
                                         Director

Date:  March 26, 2002             By:    /s/ Herbert M. Gardner
                                         Herbert M. Gardner
                                         Director
                                    37
Date:  March 26, 2002             By:    /s/ William H. White
                                         William H. White
                                         Director

Date:  March 26, 2002             By:    /s/ Pasquale V. Scaturro
                                         Pasquale V. Scaturro
                                         Director





















































                                    38

                                  EXHIBIT 4.5

                        Statement of Resolution Regarding
                           Series of Preferred Stock of
                                TGC Industries, Inc.


     Pursuant to the provisions of Article 2.13 of the Texas Business Corporation Act, and the Articles of Incorporation, as amended, of the undersigned Corporation, the Corporation submits the following with respect to its Statement of Resolution Establishing its Series C 8% Convertible Exchangeable Preferred Stock for the purpose of modifying certain terms of the Series C Preferred Stock, which Statement of Resolution was originally filed with the Secretary of State of Texas on July 9, 1996, and was modified by Statements of Resolution filed with the Secretary of State of Texas on July 22, 1998, December 9, 1998, December 30, 1998, and July 2, 1999.

     1.    The name of the Corporation is TGC Industries, Inc.; and

     2. A resolution adopting the Statement of Resolution Regarding Series C 8% Convertible Exchangeable Preferred Stock is attached as Exhibit "A" hereto and incorporated herein by reference. Such resolution was duly adopted by all necessary action on the part of the Corporation at a Special Meeting of the Board of Directors of the Corporation held on November 30, 2001.

     Dated December 3, 2001.

                                    TGC INDUSTRIES, INC.




                                    By: /s/Rice M. Tilley, Jr.
                                        Rice M. Tilley, Jr., Assistant
                                        Secretary
























                                    39

                                 EXHIBIT "A"

                      STATEMENT OF RESOLUTION REGARDING
             SERIES C 8% CONVERTIBLE EXCHANGEABLE PREFERRED STOCK OF

                             TGC INDUSTRIES, INC.

     Pursuant to the provisions of Article 2.13 of the Texas Business Corporation Act and the Articles of Incorporation, as amended, of TGC Industries, Inc., a Texas corporation (the "Corporation" or the "Company"), the Corporation has adopted the following resolution by all necessary action on the part of the Corporation, at a Special Meeting of the Board of Directors held on November 30, 2001, for the purpose of modifying certain terms of its Series C 8% Convertible Exchangeable Preferred Stock as provided therein:

     RESOLVED, that pursuant to the authority vested in the Board of Directors of the Corporation by Article 4.b of the Corporation's Articles of Incorporation, as amended, the Corporation hereby approves a modification with respect to its Statement of Resolution Establishing Series C 8% Convertible Exchangeable Preferred Stock (the "Preferred Stock"), which Statement of Resolution was originally filed with the Secretary of State of Texas on July 9, 1996, and was modified by Statements of Resolution filed with the Secretary of State of Texas on July 22, 1998, December 9, 1998, December 30, 1998 and July 2, 1999, by adopting the following modification to subparagraph 3(d) thereof to (i) reduce the conversion price per share of Common Stock and (ii) delay the date of the increase of the conversion price of the Preferred Stock from December 31, 2001 until January 31, 2002, so that subparagraph 3(d) of such Statement of Resolution shall read in its entirety as set forth below. Except as modified as set forth below, the Statement of Resolution Establishing Series C 8% Convertible Exchangeable Preferred Stock as filed with the Secretary of State on July 9, 1996, shall remain in full force and effect.

               "(d)Conversion Ratio.  Each share of Preferred
          Stock may, at the discretion of the holder thereof, be converted into shares of Common Stock of the Corporation at the conversion price per share of
          (i) prior to the close of business on January 31, 2002, the conversion price per share of Common Stock of One Dollar and Sixty-One Cents ($1.61), (ii) after January 31, 2002 and prior to the close of business on December 31, 2002, the conversion price per share of Common Stock of Three Dollars and Seventy-Five
          Cents ($3.75), and (iii) thereafter, the conversion price per share of Common Stock of Six Dollars ($6.00), as such conversion price may be adjusted and readjusted from time to time in accordance with subparagraph 3(g) hereof (such conversion price, as adjusted and readjusted and in effect at any time, being herein called the "Conversion Price" or the "Conversion Ratio"), into the number of fully paid and non-assessable shares of Common Stock determined by dividing (x) the $5.00 per share price of the Preferred Stock to be so converted by (y) the Conversion Price in effect at the time of such conversion. The Conversion Ratios referred to above will be subject to adjustment as set forth in subparagraph 3(g)."

[END]