Form 10QSB
period 2002-03-31
TGC INDUSTRIES INC
filed 2002-05-08
CIK 799165

U.S. SECURITIES AND EXCHANGE
                     Washington, D.C. 20549

                          FORM 10-QSB

     (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2002.

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

Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                     Outstanding at April 30, 2002
Common Stock ($.30 Par Value)                5,509,764


















PART I -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS

     Incorporated herein is the following unaudited financial information:

          Balance Sheet as of March 31, 2002.

          Statements of Operations for the three-month periods ended
            March 31, 2002 and 2001.

          Statements of Cash Flows for the three-month periods ended
            March 31, 2002 and 2001.

          Notes to Financial Statements.










































TGC INDUSTRIES, INC
BALANCE SHEET
(UNAUDITED)
                                                          MARCH 31,
                                                            2002
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                             $  789,625
  Accounts receivable                                      932,433
 Cost and estimated earnings in excess
  of billings on uncompleted contracts                     145,764
  Prepaid expenses and other                                41,061
                                                         _________
        Total current assets                             1,908,883

PROPERTY AND EQUIPMENT - at cost

   Machinery and equipment                              11,528,276
   Automobiles and trucks                                  833,743
   Furniture and fixtures                                  323,323
   Other                                                    18,144
                                                        __________
                                                        12,703,486
   Less accumulated depreciation
   and amortization                                    (10,064,350)
                                                       ___________
                                                         2,639,136

OTHER ASSETS                                                 4,824
                                                       ___________
        Total assets                                   $ 4,552,843
                                                       ===========
See notes to Financial Statements

TGC INDUSTRIES, INC
BALANCE SHEET -- CONTINUED
(UNAUDITED)

                                                          MARCH  31,
                                                             2002
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Trade accounts payable                                 $591,855
   Accrued liabilities                                     158,747
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                    472,412
   Current maturities of notes payable                      15,475
   Current portion of capital lease obligations             42,247
                                                         _________
        Total current liabilities                        1,280,736

NOTES PAYABLE, less current maturities                     101,021

CAPITAL LEASE OBLIGATIONS, less current portion             62,591

COMMITMENTS AND CONTINGENCIES                                   -

STOCKHOLDERS' EQUITY

   Preferred stock, $1.00 par value; 4,000,000
      shares authorized:
      8-1/2% Senior convertible preferred stock;
     2,560,445 shares issued and outstanding             2,560,445

      8% Series C convertible exchangeable
     preferred stock; 1,150,350 shares issued,
     58,100 shares outstanding                              58,100

   Common stock, $.30 par value; 25,000,000
      shares authorized; 5,541,708 shares issued         1,662,512

   Additional paid-in capital                            5,481,724

   Accumulated deficit                                  (6,438,972)

   Treasury stock, at cost (31,944 shares)                (215,314)
                                                        __________
                                                         3,108,495

        Total liabilities and stockholders' equity      $4,552,843
                                                        ==========
See notes to Financial Statements

TGC INDUSTRIES, INC
STATEMENTS OF OPERATIONS
                                                    Three Months Ended
                                                          March 31,
                                                    __________________
                                                        (Unaudited)
                                                    2002           2001
                                                    ___________________

Revenue                                          $2,917,860      $  882,152

Cost of services                                  2,601,881       1,181,059
Selling, general, adm.                              230,521         236,598
                                                  _________       _________

                                                  2,832,402       1,417,657
                                                  _________       _________
INCOME (LOSS) FROM OPERATIONS                        85,458        (535,505)

   Interest expense                                   3,746           5,865
                                                   ________       _________
NET INCOME (LOSS)                                    81,712        (541,370)

Less dividend requirements on
    preferred stock                                  68,381         165,578
                                                   ________       _________
INCOME (LOSS) ALLOCABLE  TO
   COMMON STOCKHOLDERS                              $13,331       $(706,948)

Income (loss) per common share:
       Basic and diluted                             $  .00         $  (.30)

Weighted average number of
    common shares:
       Basic and diluted                          4,769,939       2,340,374

See notes to Financial Statements

TGC INDUSTRIES, INC
Statements of Cash Flows (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                           2002       2001
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                     $81,712  $(541,370)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                      392,955    396,581
      Changes in operating assets and liabilities
         Trade accounts receivable                       323,521     71,263
         Cost and estimated earnings in excess of
            billings on uncompleted contracts           (125,630)    (4,554)
         Prepaid expenses                                 31,758     50,423
         Accounts payable                               (475,651)   (67,124)
         Accrued liabilities                             (18,239)    52,784
         Billings in excess of cost and estimated
            earnings on uncompleted contracts           (290,589)   363,741
                                                         _______    _______
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    (80,163)   321,744

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                               (37,957)   (31,730)
                                                         _______    _______
  NET CASH USED IN INVESTING ACTIVITIES                  (37,957)   (31,730)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from exercise of warrants                      -       3,766
      Principal payments on notes payable                 (3,805)   (84,405)
      Principal payments on capital lease obligations   (132,411)        -
                                                        ________    _______
  NET CASH USED IN FINANCING ACTIVITIES                 (136,216)   (80,639)
                                                        ________    _______
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  (254,336)   209,375

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       1,043,961    259,131
                                                       _________   ________
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $789,625   $468,506
                                                       =========   ========
Supplemental cash flow information

      Interest paid                                     $  3,746   $  5,865
      Income taxes paid                                 $     -    $     -

Noncash investing and financing activities

Capital lease obligations incurred                      $ 22,712   $     -
Common Stock issued on conversion of
 Preferred Stock                                        $977,550   $     -


See notes to Financial Statements
TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2002

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in financial position in conformity with generally accepted accounting principles.

NOTE B -- MANAGEMENT PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included. The results of the interim periods are not necessarily indicative of results to be expected for the entire year. For further information, refer to the financial statements and the footnotes thereto included in the Company's Annual Report for the year ended December 31, 2001 filed on Form 10-KSB.

NOTE C -- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. The effect of preferred stock dividends on the amount of income (loss) available to common stockholders was $.01 and $(.07) for the three months ended March 31, 2002 and 2001, respectively.

Outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive totaled 850,000 for the three-month periods ended March 31, 2002, and 2001. Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive totaled 232,100 and 311,285 for the three-month periods ended March 31, 2002 and 2001, respectively.

NOTE D   DIVIDENDS

Holders of the Company's Series C 8% Convertible Exchangeable Preferred Stock ("Series C Preferred Stock") will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8% per annum. The dividends are payable semi-annually during January and July of each year. At March 31, 2002, cumulative dividends of approximately $69,720 were in arrears on the Company's Series C Preferred Stock.









TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2002
(Continued)

Holders of the Company's 8-1/2% Senior Convertible Preferred Stock (the "Senior Preferred Stock") will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8-1/2% per annum. The dividends are payable semi-annually during June and December of each year. Dividends paid during 2000, on the Senior Preferred Stock, were paid in additional shares of Senior Preferred Stock, in accordance with the terms of the agreement. In addition, the holders elected to receive payment of the June and December 2001 dividends in additional shares of Senior Preferred Stock. At March 31, 2002, there were no dividends in arrears on the Company's Senior Preferred Stock.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

TGC Industries, Inc. ("TGC") returned to profitability in the first quarter of 2002 reporting net income, before dividend requirements on preferred stock, of $81,712 on revenue of $2,917,860, compared with a net loss, before dividend requirements on preferred stock, of $(541,370) on revenue of $882,152 for 2001. Income per common share, on a basic and diluted basis, was $.00 for the three month period ended March 31, 2002, compared with a loss per common share of $(.30) for 2001. The number of common shares used in the income (loss) per share computation for the first quarter of 2002 and 2001 do not include any common shares issuable for stock options, warrants or convertible securities because the effect of their inclusion would be anti-dilutive.

Although revenue and margin levels were sufficient to return TGC to profitability during the first quarter of 2002, there continues to be excess capacity in the land-based geophysical services industry and pricing remains very competitive. As a result, management continues to monitor expenses and, where possible, implement cost containment programs to remain highly competitive through this continued period of reduced industry activity. In the opinion of management, despite the need for more U.S. energy self-sufficiency and the industry having favorable longer-term prospects, there are not as yet clear indications of when the geophysical industry will show significant signs of improvement. During 2001 there were a number of consolidations and mergers in the geophysical industry. Management is hopeful that with fewer seismic crews available in the marketplace that TGC will be able to secure contracts with improved margins thereby continuing to improve its performance in 2002.





TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2002
(Continued)

In January 2002, TGC entered into a two year Joint Venture Agreement (the "Agreement") with a gravity data processing center (the "Processing Center"). The Agreement provides that TGC will furnish the Processing Center approximately 100,000 stations of digitized gravity data. The Process Center has processed the data using the latest technological gravity data processing software and techniques producing a data set (the "Data Set"). During the term of the Agreement TGC and the Processing Center will endeavor to market and license the Data Set. In consideration for producing the Data Set TGC will pay the Processing Center a 20% commission. Revenue from the licensing of gravity data represents a small portion of TGC's total revenue. However, the Data Bank has been fully amortized and therefore only minimal expenses are incurred with each license agreement. As a result, revenue from the licensing of gravity data is very profitable. Management believes the joint venture will enhance TGC's future gravity revenue thereby improving its performance.

In February 2002, TGC entered into an agreement with a corporation to dispose of TGC's shot-hole drilling equipment, and to use the proceeds to acquire five buggy-mounted Vibroseis units and purchase certain equipment needed to make the Vibroseis equipment compatible with TGC's recording equipment. A one-year $30,000 note with interest at 5% payable monthly financed this additional equipment. The Vibroseis equipment opens up increasing bidding opportunities. Management believes that TGC should secure a portion of the existing Vibroseis market business and thereby be likely to improve its performance.

Non-cash charges for depreciation and amortization were $392,955 in the first three months of 2002 compared with $396,581 for the same period of 2001.

At December 31, 2001, TGC had net operating loss carryforwards of approximately $8,100,000 available to offset future taxable income, which expire at various dates through 2021.

FINANCIAL CONDITION

Cash of $80,163 was used in operations for the first three months of 2002 compared with cash provided by operations of $321,744 for the same period of 2001. This decrease in cash from operations in the first three months of 2002 was primarily the result of a decrease in billings in excess of cost and estimated earnings on uncompleted contracts, an increase in cost and estimated earnings in excess of billings on uncompleted contracts and a decrease in accounts payable resulting from a decline in the level of activity during the first three months of 2002 as compared with the last three months of 2001. Net cash of $37,957 was used in investing activities during the first three months of 2002 for capital expenditures to replace certain vehicles and equipment. Principal payments of notes of $3,805 and principal payments of capital lease obligations of $132,411 resulted in net cash of $136,216 being used in financing activities during the first three

TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2002
(Continued)

months of 2002. TGC anticipates that available funds, together with anticipated cash flows generated from future operations will be sufficient to meet TGC's minimum lease and note payment obligations.

Working capital increased $415,791 to $628,147 at March 31, 2002 from the December 31, 2001, working capital of $212,356. The Company's current ratio was 1.5 at March 31, 2002, compared with 1.1 at December 31, 2001. Stockholders' equity increased $81,712 to $3,108,495 at March 31, 2002 from
the December 31, 2001 balance of $3,026,783.   This increase was
attributable to the net income, before dividend requirements on preferred stock, of $81,712.

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

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

As previously reported, the Company has been notified by NASDAQ of the potential delisting of the Company's Common Stock from the NASDAQ SmallCap Market for: (1) having failed to maintain a minimum market value of publicly held shares of $1,000,000, and (2) having failed to equal or exceed the minimum bid price requirement of $1.00 per share, in each case for thirty (30) consecutive trading days. The Company, as a condition to continued listing of its securities on the NASDAQ SmallCap Market, must satisfy these requirements for a minimum of ten (10) consecutive trading days by May 15, 2002 and August 13, 2002, respectively. Management of the Company believes that the Company will not satisfy these requirements in a timely manner and, therefore, anticipates that the NASDAQ staff will provide written notification that the Company's Common Stock will be delisted from the SmallCap Market. In such event, the Company plans to take the necessary action for its Common Stock to be traded over-the-counter on the National Association of Securities Dealers, Inc. Over-The-Counter Bulletin Board System.

ITEM 6.  EXHIBITS  AND REPORTS ON FORM 8-K

     a.  Exhibits  --  None.

     b.  Reports    None.



                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          TGC INDUSTRIES, INC.

Date: May 8, 2002          /s/ Wayne A. Whitener
                                Wayne A. Whitener
                                President & Chief
                                Executive Officer
                                (Principal Executive Officer)


Date: May 8, 2002          /s/ Kenneth W. Uselton
                                Kenneth W. Uselton
                                Treasurer (Principal Financial
                                and Accounting Officer)

4891.00001/269127.1