Form 10QSB
period 2002-06-30
TGC INDUSTRIES INC
filed 2002-08-14
CIK 799165

U.S. SECURITIES AND EXCHANGE
                           Washington, D.C. 20549

                                FORM 10-QSB

     (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ________.

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

                             Yes  X      No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                     Outstanding at July 30, 2002
Common Stock ($.30 Par Value)                5,515,064
















                                    1

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

     Incorporated herein is the following unaudited financial information:

          Balance Sheet as of June 30, 2002.

          Statements of Operations for the three and six month periods ended June 30, 2002 and 2001.

          Statements of Cash Flows for the six month periods ended June 30, 2002 and 2001.

          Notes to Financial Statements.









































                                     2
TGC INDUSTRIES, INC.
BALANCE SHEET
(UNAUDITED)

                                                JUNE 30,
                                                  2002
                                              _____________
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                    $   837,499
  Accounts receivable                              194,260
  Cost and estimated earnings in excess
  of billings on uncompleted contracts             162,679
  Prepaid expenses and other                       106,871
                                                __________

        Total current assets                     1,301,309

PROPERTY AND EQUIPMENT - at cost

   Machinery and equipment                      11,587,905
   Automobiles and trucks                          833,743
   Furniture and fixtures                          323,323
   Other                                            18,144
                                               ___________
                                                12,763,115
   Less accumulated depreciation
   and amortization                            (10,440,779)
                                               ___________
                                                 2,322,336

OTHER ASSETS                                         4,824
                                               ___________
        Total assets                           $ 3,628,469
                                               ===========


See notes to Financial Statements
















                                     3
TGC INDUSTRIES, INC.
BALANCE SHEET -- CONTINUED
(UNAUDITED)

                                                        JUNE 30,
                                                          2002
                                                       _________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Trade accounts payable                              $ 261,683
   Accrued liabilities                                   120,467
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                  174,653
   Current maturities of notes payable                    38,010
   Current portion of capital lease obligations           39,247
                                                       _________

        Total current liabilities                        634,060

NOTES PAYABLE, less current maturities                    97,174

CAPITAL LEASE OBLIGATIONS, less current portion           52,891

COMMITMENTS AND CONTINGENCIES                                -

STOCKHOLDERS' EQUITY

   Preferred stock, $1.00 par value; 4,000,000
      shares authorized:
      8-1/2% Senior convertible preferred stock;
     2,669,264 shares issued and outstanding           2,669,264

      8% Series C convertible exchangeable
     preferred stock; 1,150,350 shares issued,
     58,100 shares outstanding                            58,100

   Common stock, $.30 par value; 25,000,000
      shares authorized; 5,547,008 shares issued       1,664,102

   Additional paid-in capital                          5,371,315

   Accumulated deficit                                (6,703,123)

   Treasury stock, at cost (31,944 shares)              (215,314)
                                                      __________
                                                       2,844,344
                                                      __________
      Total liabilities and stockholders' equity      $3,628,469
                                                      ==========
See notes to Financial Statements




                                     4
TGC INDUSTRIES, INC.
STATEMENTS OF OPERATIONS

                         Three Months Ended           Six Months Ended
                                June 30,                  June 30,
                         ____________________        ___________________
                              (Unaudited)                (Unaudited)
                          2002          2001          2002         2001
                         ______        ______        ______       ______

Revenue               $ 1,654,409   $2,573,480    $4,572,269    $3,455,632

Cost of services        1,683,020    2,606,298     4,284,901     3,787,357
Selling, general, adm.    231,856      254,688       462,377       491,286
                       __________   __________    __________    __________
                        1,914,876    2,860,986     4,747,278     4,278,643

LOSS FROM OPERATIONS     (260,467)    (287,506)     (175,009)     (823,011)

   Interest expense         3,684        5,439         7,430        11,304
                       __________    _________     _________     _________

NET LOSS                 (264,151)    (292,945)     (182,439)     (834,315)

Less dividend requirements
 on preferred stock        69,267      164,514       137,648       330,092
                        _________    _________     _________     _________

LOSS ALLOCABLE  TO
   COMMON STOCKHOLDERS  $(333,418)   $(457,459)    $(320,087)  $(1,164,407)

Loss per common share:
   Basic and diluted      $  (.06)     $  (.19)      $  (.06)      $  (.49)

Weighted average number
  of common shares:
   Basic and diluted    5,511,686    2,368,786     5,142,861     2,354,659

See notes to Financial Statements

TGC INDUSTRIES, INC.
Statements of Cash Flows (Unaudited)
                                             Six Months Ended
                                                  June 30,
                                        ___________________________
                                           2002                  2001
                                        ___________            _________
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                       $  (182,439)      $(834,315)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                    772,038         806,252
   Gain on disposal of property and equipment           -              (500)
   Changes in operating assets and liabilities
    Trade accounts receivable                     1,061,694         219,013
   Cost and estimated earnings in excess of
    billings on uncompleted contracts              (142,545)        (31,414)
   Prepaid expenses                                 (34,052)        (54,126)
   Other assets                                         -            (1,429)
   Accounts payable                                (805,823)        539,029
   Accrued liabilities                              (56,519)            258
   Billings in excess of cost and estimated
    earnings on uncompleted contracts              (588,348)        820,464
                                                 ___________      _________
NET CASH PROVIDED BY OPERATING ACTIVITIES            24,006       1,463,232
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                              (100,240)       (225,854)
 Proceeds from sale of property and Equipment           -               500
                                                 ___________      _________
NET CASH USED IN INVESTING ACTIVITIES              (100,240)       (225,354)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from exercise of warrants                     -             3,766
 Proceeds from issuance of debt                      29,861          43,300
 Principal payments on notes payable                (14,978)       (171,013)
 Principal payments on capital lease obligations   (145,111)            -
                                                ___________       _________
NET CASH USED IN FINANCING ACTIVITIES              (130,228)       (123,947)
                                                ___________       _________
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                       (206,462)      1,113,931

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  1,043,961         259,131
                                                 __________      __________
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   837,499      $1,373,062
                                                 ==========      ==========
Supplemental cash flow information
  Interest paid                                 $     7,430      $   11,304
  Income taxes paid                             $       -        $      -
Noncash investing and financing activities
Capital lease obligations incurred              $    22,712      $      -
Series C preferred stock converted to
common stock                                        977,550             -
See notes to Financial Statements

TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2002

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

NOTE C -- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. The effect of preferred stock dividends on the amount of loss available to common stockholders was $.01 and $.07 for the three months ended June 30, 2002 and 2001, respectively, and $.03 and $.14 for the six months ended June 30, 2002 and 2001 respectively.

Outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive totaled 850,000 for each of the three and six month periods ended June 30, 2002, and 2001. Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive totaled 232,100 for each of the three and six month periods ended June 30, 2002; 260,987 and 285,997 for the three and six month periods ended June 30, 2001, respectively.

TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2002
(Continued)

NOTE D   DIVIDENDS

Holders of the Company's Series C 8% Convertible Exchangeable Preferred Stock ("Series C Preferred Stock") will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8% per annum. The dividends are payable semi-annually during January and July of each year. At June 30, 2002, cumulative dividends of approximately $81,340 were in arrears on the Company's Series C Preferred Stock.

Holders of the Company's 8-1/2% Senior Convertible Preferred Stock (the "Senior Preferred Stock") will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8-1/2% per annum. The dividends are payable semi-annually during June and December of each year. Dividends paid during 2000, on the Senior Preferred Stock, were paid in additional shares of Senior Preferred Stock, in accordance with the terms of the Statement of Resolution Establishing the Senior Preferred Stock. In addition, the holders elected to receive payment of the June and December 2001, and the June 2002 dividends in additional shares of Senior Preferred Stock. At June 30, 2002, there were no dividends in arrears on the Company's Senior Preferred Stock.

NOTE E   CONVERSION OF SERIES C PREFERRED STOCK

At a November 30, 2001 meeting, the Company's Board of Directors voted to reduce, on a post-reverse split basis, the conversion price of the Series C Preferred Stock from $2.00 per share of Common Stock to $1.61 per share of Common Stock. In addition, the Board of Directors voted to extend the conversion price increase date of the Series C Preferred Stock from the close of business on December 31, 2001 until the close of business on January 31, 2002. As a result, the conversion price was $1.61 per share of Common Stock if converted prior to the close of business on January 31, 2002. After January 31, 2002, and prior to the close of business on December 31, 2002, the conversion price per share of Common Stock shall be $3.75. Thereafter, the conversion price per share of Common Stock shall be $6.00. As of January 31, 2002, a total of 1,092,250 shares of Series C Preferred Stock had been converted into shares of Common Stock. The 58,100 shares of Series C Preferred Stock that were not converted as of January 31, 2002, remain outstanding at July 31, 2002. Had these conversions taken place at the beginning of 2001, loss per common share would have been reduced by $0.12 and $0.31 for the three and six month periods ended June 30, 2001, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

TGC Industries, Inc. ("TGC") was unable to maintain its first quarter 2002 profitability during the second quarter. As a result, TGC reported a net loss, before dividend requirements on preferred stock, of $(264,151) on revenue of $1,654,409, for the three month period ended June 30, 2002 compared with a net loss, before dividend requirements on preferred stock, of $(292,945) on revenue of $2,573,480 for the same period of 2001. Loss per common share, on a basic and diluted basis, was $(.06) for the three month period ended June 30, 2002, compared with a loss per common share of $(.19) for the same period of 2001.

For the six month period ended June 30, 2002, TGC reported a net loss, before dividend requirements on preferred stock, of $182,439 on revenue of $4,572,269, compared with a net loss, before dividend requirements on preferred stock, of $834,315 on revenue of $3,455,632 for the same period of 2001. Loss per common share, on a basic and diluted basis, was $.06 for the six month period ended June 30, 2002, compared with a loss per common share of $.49 for the same period of 2001.

As a result of reporting a loss for the three and six month periods ended June 30, 2002 and 2001, the number of common shares used in the diluted loss per share computation does not include any common shares issuable for stock options, warrants or convertible securities because the effect of their inclusion would be anti-dilutive.

TGC's seismic crew experienced adverse weather conditions during the second quarter of 2002 and was unable to operate at sufficient production levels to maintain profitability. Because oil and gas exploration companies continue to curtail their domestic oil and gas exploration programs, there continues to be excess capacity in the land-based geophysical services industry and pricing remains very competitive. As a result, management continues to monitor expenses and, where possible, implement cost containment programs to remain highly competitive through this continued period of reduced industry activity. In the opinion of management, despite the need for more U.S. energy self-sufficiency and the industry having favorable longer-term prospects, there are not as yet clear indications of when the geophysical industry will show significant signs of improvement. During 2001 there were a number of consolidations and mergers in the geophysical industry. Management is hopeful that with fewer seismic crews available in the marketplace that TGC will be able to secure contracts with improved margins thereby continuing to improve its performance in 2002.

Non-cash charges for depreciation and amortization were $772,038 in the first six months of 2002 compared with $806,252 for the same period of 2001.

At December 31, 2001, TGC had net operating loss carryforwards of approximately $8,100,000 available to offset future taxable income, which expire at various dates through 2021.

As previously reported, TGC had been notified by Nasdaq of potential delisting of the Company's Common Stock from the Nasdaq SmallCap Market. TGC announced on May 20, 2002, that the Company had been notified by Nasdaq that, in accordance with Marketplace Rule 4310(c)(8)(B), the Company's securities were being delisted from Nasdaq SmallCap Market at the opening of Business on May 24, 2002, due to the Company's Common Stock, as previously reported, having failed to maintain a minimum market value of publicly held shares of $1,000,000 as required by Marketplace Rule 4310(c)(7). Also, as previously reported, following the delisting, the Company's securities now trade over-the-counter on the National Association of Securities Dealers, Inc. Over-The-Counter Bulletin Board System.


FINANCIAL CONDITION

Cash of $24,006 was provided by operations for the first six months of 2002 compared with cash provided by operations of $1,463,232 for the same period of 2001. This decrease in cash from operations in the first six months of 2002 was primarily the result of a decrease in billings in excess of cost and estimated earnings on uncompleted contracts and a decrease in accounts payable, partially offset by a decrease in accounts receivable, resulting from a decline in the level of activity during the first six months of 2002 as compared with the last three months of 2001. Net cash of $100,240 was used in investing activities during the first six months of 2002 for capital expenditures to replace certain vehicles and equipment. Principal payments of notes of $14,978, principal payments of capital lease obligations of $145,111 and proceeds from the issuance of debt of $29,861 resulted in net cash of $130,228 being used in financing activities during the first six months of 2002. TGC anticipates that available funds, together with anticipated cash flows generated from future operations will be sufficient to meet TGC's minimum lease and note payment obligations.

Working capital increased $454,893 to $667,249 at June 30, 2002 from the December 31, 2001, working capital of $212,356. The Company's current ratio was 2.1 at June 30, 2002, compared with 1.1 at December 31, 2001. Stockholders' equity decreased $182,439 to $2,844,344 at June 30, 2002 from
the December 31, 2001 balance of $3,026,783.   This decrease was attributable
to the net loss, before dividend requirements on preferred stock, of $182,439.

Management believes adequate sources of financing are available to enable the Company to continue operations in the event operating revenue does not provide sufficient cash to fund the Company's existing and ongoing obligations.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on June 13, 2002. The following matters were voted upon and approved by the Company's shareholders:

a. Election to the Board of Directors of Messrs. William J. Barrett, Edward L. Flynn, Herbert M. Gardner, Allen T. McInnes, Pasquale V. Scaturro, William H. White and Wayne A. Whitener was approved by the shareholders by a majority vote by a vote of 7,483,722 to 21,078.

     b. Ratification of the selection of the Company's auditors, Grant Thornton LLP, was approved by the shareholders by a majority vote by a vote of 7,498,837 shares voted for, 5,920 voted against(with 93 shares abstaining).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a.  The following is a list of exhibits to this Form 10-QSB;

          99.1     Certificate of Chief Executive Officer of TGC
                   Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certificate of Treasurer (Principal Financial and Accounting Officer) of TGC Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley
                   Act of 2002.

      b. Reports - A report under Item 5 of Form 8-K was filed on May 20, 2002, to announce that the Company had been notified by Nasdaq that, in accordance with Marketplace Rule 4310(c)(8)(B), the Company's securities were being delisted from Nasdaq SmallCap Market at the opening of Business on May 24, 2002, due to the Company's Common Stock, as previously reported, having failed to maintain a minimum market value of publicly held shares of $1,000,000 as required by Marketplace Rule 4310(c)(7). Also, as previously reported, following the delisting, the Company's securities now trade over-the-counter on the National Association of Securities Dealers, Inc. Over-The-Counter Bulletin Board System.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          TGC INDUSTRIES, INC.

Date: August 12, 2002       /s/ Wayne A. Whitener
                                Wayne A. Whitener
                                President & Chief
                                Executive Officer
                                (Principal Executive Officer)


Date: August 12, 2002       /s/ Kenneth W. Uselton
                                Kenneth W. Uselton
                                Treasurer (Principal Financial
                                and Accounting Officer)

Exhibit 99.1

                              Certification of
                            Chief Executive Officer
                      of TGC Industries, Inc. Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002


This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-QSB(the "Form 10-QSB") for the quarter ended June 30, 2002 of TGC Industries, Inc. (the "Company"). I, Wayne A. Whitener, the Chief Executive Officer of the Company, certify that, to the best of my knowledge:

(1) The Form 10-QSB fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:     August 13, 2002




                                   /s/ Wayne A. Whitener
                                   Wayne A. Whitener
                                   Chief Executive Officer

Exhibit 99.2

                                Certification of
               Treasurer (Principal Financial and Accounting Officer)
                     of TGC Industries, Inc. Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002


This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-QSB(the "Form 10-QSB") for the quarter ended June 30, 2002 of TGC Industries, Inc. (the "Company"). I, Kenneth W. Uselton, Treasurer (Principal Financial and Accounting Officer) of the Company, certify that, to the best of my knowledge:

(1) The Form 10-QSB fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 13, 2002



                              /s/ Kenneth W. Uselton
                              Kenneth W. Uselton
                              Treasurer (Principal Financial and
                              Accounting Officer)
























                                    14
4891.00001/285175.1