Form 10QSB
period 2002-09-30
TGC INDUSTRIES INC
filed 2002-11-14
CIK 799165

U.S. SECURITIES AND EXCHANGE
                            Washington, D.C. 20549

                                  FORM 10-QSB

      (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2002.

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

                            Yes  X   No

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                    Outstanding at October 31, 2002
 Common Stock ($.30 Par Value)                 5,515,064

 PART I -- FINANCIAL INFORMATION

 ITEM 1 -- FINANCIAL STATEMENTS

      Incorporated herein is the following unaudited financial information:

           Balance Sheet as of September 30, 2002.

           Statements of Operations for the three and nine month periods ended September 30, 2002 and 2001.

           Statements of Cash Flows for the nine-month periods ended September 30, 2002 and 2001.

           Notes to Financial Statements.

 TGC INDUSTRIES, INC.
 BALANCE SHEET
 (UNAUDITED)

                                                  SEPTEMBER 30,
                                                      2002
                                                  _____________
 ASSETS

 CURRENT ASSETS

  Cash and cash equivalents                        $607,691
  Trade accounts receivable                         452,026
  Cost and estimated earnings in excess
   of billings on uncompleted contracts                  -
   Prepaid expenses and other                        87,145
                                                ___________
         Total current assets                     1,146,862

 PROPERTY AND EQUIPMENT - at cost

    Machinery and equipment                      11,587,905
    Automobiles and trucks                          833,743
    Furniture and fixtures                          323,323
    Other                                            18,144
                                               ____________
                                                 12,763,115
    Less accumulated depreciation
    and amortization                            (10,816,981)
                                               ____________
                                                  1,946,134

 OTHER ASSETS                                         4,824
                                              _____________
         Total assets                            $3,097,820
                                              =============
 See notes to Financial Statements

 TGC INDUSTRIES, INC.
 BALANCE SHEET -- CONTINUED
 (UNAUDITED)
                                                  SEPTEMBER 30,
                                                      2002
                                                  _____________
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
  Trade accounts payable                             $242,675
  Accrued liabilities                                 138,463
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                 186,432
 Current maturities of notes payable                  135,592
 Current portion of capital lease obligations          39,247
                                                    _________
      Total current liabilities                       742,409

 NOTES PAYABLE, less current maturities                93,284

 CAPITAL LEASE OBLIGATIONS, less current portion       42,972

 COMMITMENTS AND CONTINGENCIES                             -

 STOCKHOLDERS' EQUITY
  Preferred stock, $1.00 par value; 4,000,000
   shares authorized:
    8-1/2% Senior convertible preferred stock;
    2,669,264 shares issued and outstanding         2,669,264

    8% Series C convertible exchangeable
    preferred stock; 1,150,350 shares issued,
    58,100 shares outstanding                          58,100

   Common stock, $.30 par value; 25,000,000
    shares authorized; 5,547,008 shares issued      1,664,102

   Additional paid-in capital                       5,416,315

   Accumulated deficit                             (7,373,312)

   Treasury stock, at cost (31,944 shares)           (215,314)
                                                  ___________
                                                    2,219,155
                                                  ___________
  Total liabilities and stockholders' equity       $3,097,820
                                                  ===========
 See notes to Financial Statements

 TGC INDUSTRIES, INC.
 STATEMENTS OF OPERATIONS

                              Three Months Ended        Nine Months Ended
                                September 30,             September 30,
                           ______________________    _____________________
                                 (Unaudited)                (Unaudited)
                             2002          2001        2002         2001
                          __________   __________    _________   __________
 Revenue                  $1,126,169   $3,545,427   $5,698,438   $7,001,059

 Cost of services          1,555,672    3,251,429    5,840,573    7,038,786
 Selling, general,
 administrative              237,356      245,292      699,733      736,578
                          __________   __________   __________    _________
                           1,793,028    3,496,721    6,540,306    7,775,364

 INCOME (LOSS) FROM
  OPERATIONS                (666,859)      48,706     (841,868)    (774,305)

  Interest expense             3,330        3,600       10,760       14,904
                           __________   __________   __________    _________
 NET INCOME (LOSS)          (670,189)      45,106     (852,628)    (789,209)

 Less dividend requirements
   on preferred stock         71,040      156,585      208,688      486,677
                           __________   __________   __________    ________
 (LOSS) ALLOCABLE TO
  COMMON STOCKHOLDERS      $(741,229)   $(111,479) $(1,061,316) $(1,275,886)

 (Loss) per common share:
   Basic and diluted           $(.13)       $(.05)       $(.20)       $(.54)

 Weighted average number of
  common shares:
   Basic and diluted       5,515,064    2,437,893    5,268,292    2,382,708

 See notes to Financial Statements

 TGC INDUSTRIES, INC.
 Statements of Cash Flows (Unaudited)
                                                        Nine Months Ended
                                                           September 30,
                                                       _____________________
                                                         2002          2001
                                                       ________      ________
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $(852,628) $(789,209)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                       1,148,240  1,211,711
   Gain on sale of property and equipment                     -      (4,000)
   Changes in operating assets and liabilities
    Trade accounts receivable                            803,928    268,486
    Cost and estimated earnings in excess of billings
     on uncompleted contracts                             20,134   (147,482)
    Prepaid expenses and other                           (14,326)    (1,705)
    Other assets                                                     (1,429)
    Trade Accounts payable                              (824,831)   220,253
    Accrued liabilities                                  (38,523)   126,946
    Billings in excess of cost and estimated earnings
     on uncompleted contracts                           (576,569)   461,989
                                                       _________  _________
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   (334,575) 1,345,560

 CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                (100,240)  (332,537)
    Proceeds from sale of property and equipment              -       4,000
                                                       _________  _________
  NET CASH USED IN INVESTING ACTIVITIES                 (100,240)  (328,537)

 CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of warrants                        -       3,766
    Proceeds from issuance of notes payable              179,861     81,904
    Principal payments on notes payable                  (26,286)  (240,730)
    Principal payments on capital lease obligations     (155,030)        -
                                                       _________  _________
  NET CASH USED IN FINANCING ACTIVITIES                   (1,455)  (155,060)
                                                       _________  _________
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  (436,270)   861,963

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      1,043,961    259,131
                                                       _________  _________
 CASH AND CASH EQUIVALENTS AT END OF PERIOD             $607,691 $1,121,094
                                                       ========= ==========
 Supplemental cash flow information
   Interest paid                                        $10,760     $14,904
   Income taxes paid                                    $    -      $    -

 Noncash investing and financing activities

 Capital lease obligations incurred                     $22,712     $    -
 Series C Preferred Stock converted to Common Stock    $977,550     $    -

 See notes to Financial Statements

 TGC INDUSTRIES, INC.
 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
 September 30, 2002

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

 NOTE C -- EARNINGS (LOSS) PER SHARE

 Basic earnings (loss) per common share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. The effect of preferred stock dividends on the amount of loss available to common stockholders was $.01 and $.06 for the three months ended September 30, 2002 and 2001, respectively, and $.04 and $.20 for the nine months ended September 30, 2002 and 2001 respectively.

 Outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive totaled 2,350,000 for the three and nine-month periods ended September 30, 2002, and 850,000 for the three and nine-month periods ended September 30, 2001. Included in the 2,350,000 warrants are 1,500,000 detachable stock warrants issued in September, 2002, to certain investors in exchange for their financial commitment for a line of credit that expires December 31, 2002, in an amount up to $300,000. These warrants were valued at $45,000 or $.03 per warrant and are reflected as a reduction of current maturities of notes payable on the September 30, 2002, balance sheet. Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive totaled 232,100 for each of the three and nine month periods ended September 30, 2002; 232,100 and 267,834 for the three and nine month periods ended September 30, 2001, respectively.

 TGC INDUSTRIES, INC.
 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
 September 30, 2002
 (Continued)


 NOTE D   DIVIDENDS

 Holders of the Company's Series C 8% Convertible Exchangeable Preferred Stock ("Series C Preferred Stock") will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8% per annum. The dividends are payable semi-annually during January and July of each year. At September 30, 2002, cumulative dividends of approximately $81,340 were in arrears on the Company's Series C Preferred Stock.

 Holders of the Company's 8-1/2% Senior Convertible Preferred Stock (the "Senior Preferred Stock") will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8-1/2% per annum. The dividends are payable semi-annually during June and December of each year. Dividends paid during 2000, on the Senior Preferred Stock, were paid in additional shares of Senior Preferred Stock, in accordance with the terms of the Statement of Resolution Establishing the Senior Preferred Stock. In addition, the holders elected to receive payment of the June and December 2001, and the June 2002 dividends in additional shares of Senior Preferred Stock. At September 30, 2002, there were no dividends in arrears on the Company's Senior Preferred Stock.

 NOTE E   CONVERSION OF SERIES C PREFERRED STOCK

 At a November 30, 2001 meeting, the Company's Board of Directors voted to reduce, on a post-reverse split basis, the conversion price of the Series C preferred Stock from $2.00 per share of Common Stock to $1.61 per share of Common Stock. In addition, the Board of Directors voted to extend the conversion price increase date of the Series C Preferred Stock from the close of business on December 31, 2001 until the close of business on January 31, 2002. As a result, the conversion price was $1.61 per share of Common Stock if converted prior to the close of business on January 31, 2002. After January 31, 2002, and prior to the close of business on December 31, 2002, the conversion price per share of Common Stock shall be $3.75. Thereafter, the conversion price per share of Common Stock shall be $6.00. As of January 31, 2002, a total of 1,092,250 shares of Series C Preferred Stock had been converted into shares of Common Stock. The 58,100 shares of Series C Preferred Stock that were not converted as of January 31, 2002, remain outstanding at October 31, 2002. Had these conversions taken place at the beginning of 2001, loss per common share would have been reduced by $0.05 and $0.36 for the three and nine month periods ended September 30, 2001, respectively.

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.

 RESULTS OF OPERATIONS

 TGC Industries, Inc. ("TGC") continues to be adversely effected by the reduced level of seismic activity in the U.S. by the oil and gas exploration companies, the excess of domestic land based geophysical crews and very competitive pricing. In addition, TGC's crew experienced unusually adverse


                                    8
 weather conditions during the third quarter of 2002. As a result, TGC reported a net loss, before dividend requirements on preferred stock, of $670,189 on revenue of $1,126,169, for the three month period ended September 30, 2002 compared with net income, before dividend requirements on preferred stock, of $45,106 on revenue of $3,545,427 for the same period of 2001. Loss per common share, on a basic and diluted basis, was $.13 for the three month period ended September 30, 2002, compared with a loss per common share of $.05 for the same period of 2001.

 For the nine month period ended September 30, 2002, TGC reported a net loss, before dividend requirements on preferred stock, of $852,628 on revenue of $5,698,438, compared with a net loss, before dividend requirements on preferred stock, of $789,209 on revenue of $7,001,059 for the same period of 2001. Loss per common share, on a basic and diluted basis, was $.20 for the nine month period ended September 30, 2002, compared with a loss per common share of $.54 for the same period of 2001.

 There are a significantly greater number of common shares outstanding at September 30, 2002, than were outstanding at September 30, 2001. This increase resulted from the conversion of 977,550 shares of Series C Preferred Stock into 3,030,539 shares of Common Stock during the first quarter of 2002. See Note E for additional information and the effect on the loss per share in 2001 had these conversions taken place at the beginning of 2001.

 As a result of reporting a loss, allocable to common stockholders, for the three and nine month periods ended September 30, 2002 and 2001, the number of common shares used in the diluted loss per share computation does not include any common shares issuable for stock options, warrants or convertible securities because the effect of their inclusion would be anti-dilutive.

 As previously stated, TGC's seismic crew continued to experience adverse weather conditions during the third quarter of 2002. Because oil and gas exploration companies continue to curtail their domestic oil and gas exploration programs, there continues to be excess capacity in the land-based geophysical services industry and pricing remains very competitive. As a result, management continues to monitor expenses and, where possible, implement cost containment programs to remain competitive through this continued period of reduced industry activity. In the opinion of management, despite the need for more U.S. energy self-sufficiency and the industry having favorable longer-term prospects, there are not yet clear indications of when the geophysical industry will show significant signs of improvement. During 2001, there were a number of consolidations and mergers in the geophysical industry. In addition, a major seismic competitor recently announced it was shutting down all its United States and Canadian land-based seismic operations. Management is hopeful that with fewer seismic crews available in the marketplace, TGC will be able to secure contracts with improved margins thereby improving its future performance.

 Non-cash charges for depreciation and amortization were $1,148,240 in the first nine months of 2002 compared with $1,211,711 for the same period of 2001.

 At December 31, 2001, TGC had net operating loss carryforwards of approximately $8,100,000 available to offset future taxable income, which expire at various dates through 2021.

 As previously reported, the Company was notified by Nasdaq that, in accordance with Marketplace Rule 4310(c)(8)(B), the Company's securities were being delisted from Nasdaq SmallCap Market at the opening of business on May 24, 2002, due to the Company's Common Stock, as previously reported, having failed to maintain a minimum market value of publicly held shares of $1,000,000 as required by Marketplace Rule 4310(c)(7). Also, as previously reported, following the delisting, the Company's securities now trade over-the-counter on the National Association of Securities Dealers, Inc. Over-The-Counter Bulletin Board System.

 FINANCIAL CONDITION

 Cash of $508,152 was used in operations during the first nine months of 2002 compared with cash provided by operations of $1,345,560 for the same period of 2001. This decrease in cash from operations in the first nine months of 2002 was primarily the result of the net loss for the period, a decrease in billings in excess of cost and estimated earnings on uncompleted contracts and a decrease in accounts payable, partially offset by a decrease in accounts receivable, resulting from a decline in the level of activity during the first nine months of 2002 as compared with the last three months of 2001. Net cash of $100,240 was used in investing activities during the first nine months of 2002 for capital expenditures to replace certain vehicles and equipment. Principal payments of notes payable of $26,286, principal payments of capital lease obligations of $155,030 offset by proceeds from the issuance of notes payable of $179,861 resulted in net cash of $1,455 being used in financing activities during the first nine months of 2002. In September 2002, TGC issued 1,500,000 detachable stock warrants to certain investors in exchange for their financial commitment for a line of credit that expires December 31, 2002, in an amount up to $300,000. During September 2002, TGC used $150,000 of available funds under the line of credit. TGC anticipates that available funds, together with anticipated cash flows generated from future operations will be sufficient to meet TGC's minimum lease and note payment obligations.

 Working capital increased $192,097 to $404,453 at September 30, 2002 from the December 31, 2001, working capital of $212,356. The Company's current ratio was 1.5 at September 30, 2002, compared with 1.1 at December 31, 2001. Stockholders' equity decreased $807,628 to $2,219,155 at September 30, 2002 from the December 31, 2001 balance of $3,026,783. This decrease was principally attributable to the net loss, before dividend requirements on preferred stock, of $852,628.

 In October 2002, one of the Company's geophysical service contracts was cancelled. Management reported to the TGC Board of Directors that the contract represented approximately 55% of the Company's current backlog. Management believes, although there can be no assurance, (i) that the Company will secure additional contracts in amounts sufficient to replace the cancelled contract, and (ii) available funds, together with anticipated cash flows generated from future operations and the recently secured line of credit will be sufficient to fund the Company's existing and ongoing obligations.

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


 ITEM 3.   PROCEDURES AND CONTROLS

 Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

      b.  Reports on Form 8-K:  None.

                               SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          TGC INDUSTRIES, INC.

 Date: November 12, 2002     /s/ Wayne A. Whitener
                                 Wayne A. Whitener
                                 President & Chief
                                 Executive Officer
                                 (Principal Executive Officer)


 Date: November 12, 2002     /s/ Kenneth W. Uselton
                                 Kenneth W. Uselton
                                 Treasurer (Principal Financial
                                 and Accounting Officer)



                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER

 I, Wayne A. Whitener, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of TGC Industries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:  November 12, 2002

                             /s/ Wayne A. Whitener
                                 Wayne A. Whitener
                                 President & Chief
                                 Executive Officer
                                 (Principal Executive Officer)



                 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

 I, Kenneth W. Uselton, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of TGC Industries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any] material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:  November 12, 2002

                             /s/ Kenneth W. Uselton
                                 Kenneth W. Uselton
                                 Treasurer (Principal Financial
                                 and Accounting Officer)



 298121.1

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

 Dated:     November 12, 2002




                                    /s/ Wayne A. Whitener
                                    Wayne A. Whitener
                                    Chief Executive Officer






























                                         15
 Exhibit 99.2

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

 Dated:  November 12, 2002



                               /s/ Kenneth W. Uselton
                               Kenneth W. Uselton
                               Treasurer (Principal Financial and
                               Accounting Officer)




























                                     16