Form 10KSB
period 2002-12-31
TGC INDUSTRIES INC
filed 2003-03-28
CIK 799165

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended December 31, 2002
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

State issuer's revenues (from continuing operations) for its most recent
fiscal year:                                                       $6,262,206

State the aggregate market value of the registered voting stock (Common Stock, $.30 par value and Series C 8% Convertible Exchangeable Preferred Stock, $1.00 par value) held by non-affiliates computed by reference to the price at which
the stock was sold on March 20, 2003:               $269,420

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                            Outstanding as of March 20, 2003
Common Stock ($.30 Par Value)                            5,515,064

                    Documents Incorporated by Reference

          Document                        Part of the Form 10-KSB Into Which
Portions of the Proxy Statement           the Document is Incorporated
for Annual Meeting of shareholders        Items 9 through 12 of Part III
to be held on June 12, 2003

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

     In June 1996, the Board of Directors of TGC approved the spin-off of Chase, effective July 31, 1996, whereby all of the shares of Chase owned by TGC were distributed as a stock dividend to the shareholders of TGC under the terms of the spin-off transaction. Pursuant to the terms of the spin-off, and following clearance by the Securities and Exchange Commission on March 7, 1997, the holders of TGC's Common Stock and, on an as-if-converted basis, the holders of TGC's Series C 8% Convertible Exchangeable Preferred Stock ("Series C Preferred Stock") received the dividend distribution of Chase Common Stock.

     During July 1996, the Company issued 1,150,350 shares of Series C Preferred Stock in a private placement offering with gross proceeds of approximately $5,800,000.

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

The holders of the Company's outstanding Series C Preferred Stock, voted at the Annual Meeting held May 11, 2000, to consent to a new series of 8.5% Senior Convertible Preferred Stock ("Senior Preferred Stock"). The affirmative vote of the holders of two-thirds (2/3) of the outstanding shares of Series C Preferred Stock approved the new series of Senior Preferred Stock. As a result of the consent to the new series of Senior Preferred Stock by the Series C Preferred Stock shareholders and in accordance with the terms of the Debenture Agreement, WEDGE Energy, on May 17, 2000, converted its Debenture plus accrued interest into 2,252,445 shares of Senior Preferred Stock. Per the Debenture Agreement, dividends on the Senior Preferred Stock have been paid by the issuance of additional shares of Senior Preferred Stock through December 1, 2002. As a result, 530,263 shares of Senior Preferred Stock have been issued to WEDGE Energy as dividend payments from June 1, 2000, through December 1, 2002.

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

     In January 2002, the Company entered into a two year Joint Venture Agreement (the "Joint Venture") with a gravity data processing center, (the "Processing Center"). Per the Joint Venture the Company will furnish the Processing Center with approximately 100,000 stations of the Company's digitized gravity data, and the Processing Center, using industry standards along with the latest technological gravity data processing software and techniques will process the digitized data producing a data set (the "Data Set"). During the term of this Agreement the Company and the Processing Center will endeavor to market and license the Data Set. In consideration for the Processing Center's unique state-of-the-art gravity processing software and techniques, upon licensing by the Company or the Processing Center of any or all of the Data Set, the Company agrees to pay the Processing Center a twenty percent commission. Upon expiration of the Joint Venture, the Data Set and all related information provided the Processing Center will be returned to the Company. Revenue from the licensing of gravity data represents a small portion of the Company's total revenue, however, because the Data Bank has been fully amortized and only minimal expenses are incurred with each license agreement, revenues from the licensing of gravity data are very profitable.

     As a service business, the Company's domestic geophysical services business is not dependent upon the supply of raw materials or any other products and, therefore, the Company does not have arrangements with any raw material suppliers.

     The Company has the capability of utilizing two seismic crews to perform its geophysical services and, in any given period, these crews may generate a significant portion of their respective revenues from one or more clients. For the year ended December 31, 2002, three customers accounted for thirty-nine percent (39%), twelve percent (12%) and eleven percent (11%) of the Company's revenue, respectively. The Company enters into a general or master agreement with each of its clients for the provision of geophysical services and a supplementary agreement (which becomes a part of the general agreement) with respect to each particular job that the Company performs for a client. Under the terms of such agreements, the Company generally contracts to supply all personnel, transportation and equipment to perform seismic surveys for a given prospect for a fixed price plus reimbursement for certain third party charges. The Company generally bills its clients on a progressive basis over the term of the contract. The Company is generally obligated to maintain insurance against injury or damage to persons or equipment arising from the performance of its services and to indemnify its customers against all claims and liability arising therefrom. Management believes this insurance coverage is sufficient.

      Beginning approximately in mid 1998, activity in the U.S. Geophysical Industry declined significantly due to a decline in the price of oil. As a result, TGC reduced its operations to one crew in 1999 and continued to operate one crew during 2000. TGC experienced an increase in demand for its services in 2001 securing a sufficient number of contracts to deploy a second seismic crew during the second quarter of 2001. TGC's other seismic crew was employed the majority of 2001. However, this increased level of activity did not continue into 2002, and TGC reduced its operations to one crew in 2002. This lower level of activity in 2002 resulted in a significant decline in revenues and an increase in the net loss in 2002 compared with 2001. Excess capacity remains in the land-based geophysical service industry and pricing continues to be very competitive. Company management continues to monitor expenses and, where possible, implement cost containment programs to remain highly competitive through this continued period of reduced industry activity. During 2001, there were a number of consolidations and mergers in the geophysical industry. In addition, a major seismic competitor announced in late 2002 it was shutting down all its U.S. and Canadian land-based seismic operations. Management is hopeful that with fewer seismic crews available in the marketplace, TGC will be able to secure contracts with improved margins thereby improving its future performance.

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

     As of December 31, 2002, TGC employed 56 employees, supporting one seismic crew with a total of 49 crew members and direct support members. The Company believes its relationship with its employees to be satisfactory.


ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's headquarters are in leased facilities located in Plano, Texas from which it conducts all its current operations. These facilities include 8,000 square feet of office and warehouse space and an outdoor storage area of approximately 10,000 square feet. The monthly rent is $5,505. This facility is used to house corporate offices and serves as the headquarters for the geophysical business. The Company is not responsible for insuring the facilities. The condition of the Company's facilities is good and TGC management believes that these properties are suitable and adequate for the Company's foreseeable needs.


ITEM 3. LEGAL PROCEEDINGS.

     The Company is a defendant in various legal actions that arose out of the normal course of business. In the opinion of Management, none of the actions will result in any significant loss to the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted by the Company, during the fourth quarter of the fiscal year ended December 31, 2002, to a vote of the Company's security holders, through the solicitation of proxies or otherwise.


                                Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock traded on the NASDAQ SmallCap Market under the symbol "TGCI" from September 25, 1994, until May 24, 2002. As previously reported, the Company was notified by NASDAQ of potential delisting of the Company's Common Stock for: (1) having failed to maintain a minimum market value of publicly held shares of $1,000,000 and (2) having failed to equal or exceed the minimum bid price requirement of $1 per share, in each case for thirty (30) consecutive trading days. The Company, as a condition to continued listing of its securities on the SmallCap Market, was required to satisfy these requirements for a minimum of ten (10) consecutive trading days by May 15, 2002 and August 13, 2002, respectively. The Company's Common Stock did not trade at sufficient levels, for ten (10) consecutive trading days, to comply with the May 15, 2002 deadline. As a result, the Company's securities were delisted from NASDAQ SmallCap Market at the opening of business on May 24, 2002 and now trade over-the-counter on the National Association of Securities Dealers, Inc. Over-The-Counter Bulletin Board System. The Company maintains its trading symbol "TGCI".

     The number of shareholders of record of TGCI's Common Stock as of March 20, 2003, was 115. Due to the number of shares held in nominee or street name, the Company believes that there are a significantly greater number of beneficial owners of its Common Stock. As of such date, CEDE & CO. held 4,184,070 shares in street name. On March 20, 2003, TGC's Common Stock was quoted at a closing bid price of $.09. High and low sales prices of TGC's Common Stock for the period of January 1, 2001, to December 31, 2002, were as follows:

                        Sales Price of TGC Common Stock

Date                                     High                 Low

October 1 -- December 31, 2002           .140                .063

July 1 -- September 30, 2002             .230                .150

April 1 -- June 30, 2002                 .400                .200

January 1 -- March 31, 2002              .550                .180

October 1 -- December 31, 2001           .750                .150

July 1 -- September 30, 2001            1.000                .500

April 1 -- June 30, 2001                1.590                .760

January 1 -- March 31, 2001             1.250                .625

 The above sale quotations were furnished to TGC by the Pink Sheets LLC.

          At a November 30, 2001 meeting, the Company's Board of Directors, in an effort to encourage the conversion of Series C Preferred Stock into shares of Common Stock, voted to reduce, on a post-Reverse Split basis, the conversion price of the Series C Preferred Stock from $2.00 per share of Common Stock to $1.61 per share of Common Stock. In addition, the Board of Directors voted to extend the conversion price increase date of the Series C Preferred Stock from the close of business on December 31, 2001 until the close of business on January 31, 2002. As a result, the conversion price was $1.61 per share of Common Stock if converted prior to the close of business on January 31, 2002. After January 31, 2002, and prior to the close of business on December 31, 2002, the conversion price per share of Common Stock was $3.75. Thereafter, the conversion price per share of Common Stock is $6.00.

     As of December 31, 2002, a total of 1,092,250 shares of Series C Preferred Stock had been converted into shares of Common Stock. As a result, 58,100 shares of Series C Preferred Stock remained outstanding at December 31, 2002.

     Dividends are payable on the Company's Common Stock at the discretion of the Board of Directors. In light of the working capital needs of the Company, it is unlikely that cash dividends will be declared and paid on the Company's Common Stock in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITIONS AND RESULTS OF OPERATIONS.

                            Results of operations

     Revenues for the year ended December 31, 2002 were $6,262,206 compared with revenues of $10,101,117 for the year ended December 31, 2001. The Company incurred a net loss, before dividend requirements on preferred stock, of $(1,711,509) for the year ended December 31, 2002 compared with a net loss, before dividend requirements on preferred stock of $(1,148,843) for the year ended December 31, 2001.

     Due to continued difficult industry conditions in 2002, TGC returned to a one-crew operation in 2002. The Company had operated two crews during the second half of 2001. As a result, TGC experienced a significant decline in revenues in 2002 from 2001. This decline in revenue caused TGC's cost of services, as a percentage of revenue, to increase to 112.2% in 2002 from 102.1% in 2001. Selling, general and administrative expense decreased to $884,572 in 2002 from $916,258 in 2001. This decrease was due primarily to a reduction in selling expense associated with the lower level of revenues. Interest expense decreased to $16,807 in 2002 from $18,067 in 2001. This decrease was attributable to the lower level of debt in 2002 compared with 2001. In September 2002, the Company issued 1,500,000 detachable stock warrants, with a value of $45,000, to certain investors in exchange for their financial commitment for a line of credit that expired December 31, 2002, in an amount up to $300,000.

     For over thirty years, TGC has successfully served the geophysical industry. However, due to a significant decline in spending for seismic services, that began in mid 1998, by a number of oil and gas clients as a result of significantly lower oil prices, TGC reduced its operations to one seismic acquisition crew in 1999. TGC continued to operate at this one crew level during 2000. Early in 2001, TGC experienced an increase in demand for its services securing a sufficient number of contracts to deploy a second seismic crew during the second quarter of 2001. Operating at a two-crew level enabled TGC to significantly increase revenues and decrease its losses in 2001. However, TGC was unable to secure sufficient contracts to maintain its two-crew operation returning to the one-crew level in 2002. As a result, TGC experienced a significant decline in revenues and a greater net loss in 2002. Excess capacity remains in the land-based geophysical service industry and pricing continues to be very competitive. Company management continues to monitor expenses and, where possible, implement cost containment programs to remain highly competitive through this continued period of reduced industry activity. During 2001, there were a number of consolidations and mergers in the geophysical industry and in late 2002 a major seismic competitor announced it was shutting down all its United States and Canadian land-based seismic operations. Though there can be no assurance, management is hopeful that with fewer seismic crews available in the marketplace, TGC will be able to secure contracts with improved margins thereby improving its future performance.


     In January 2002, the Company entered into a two year Joint Venture Agreement (the "Joint Venture") with a gravity data processing center, (the "Processing Center"). Per the Joint Venture the Company will furnish the Processing Center with approximately 100,000 stations of the Company's digitized gravity data, and the Processing Center, using industry standards along with the latest technological gravity data processing software and techniques will process the digitized data producing a data set (the "Data Set"). During the term of this Agreement the Company and the Processing Center will endeavor to market and license the Data Set. In consideration for the Processing Center's unique state-of-the-art gravity processing software and techniques, upon licensing by the Company or the Processing Center of any or all of the Data Set, the Company agrees to pay the Processing Center a twenty percent commission. Upon expiration of the Joint Venture, the Data Set and all related information provided the Processing Center will be returned to the Company. Revenue from the licensing of gravity data represents a small portion of the Company's total revenue, however, because the Data Bank has been fully amortized and only minimal expenses are incurred with each license agreement, revenues from the licensing of gravity data are very profitable.

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

     At December 31, 2002, the Company had net operating loss carry forwards of approximately $9,000,000 available to offset future taxable income, which expire at various dates through 2022.


                          Financial Condition

     Cash of $404,100 was used in operations for the twelve months ended December 31, 2002, compared with cash provided by operations of $1,435,767 for the same period of the prior year. The primary reason for the decrease in cash from operations in 2002 compared with 2001 was a significant decline in the level of operations. This reduced level of operations resulted in decreases in revenues, accounts receivable, accounts payable, billings in excess of costs and estimated earnings on uncompleted contracts and an increase in the net loss. Net cash of $70,377 was used in investing activities during 2002. This was the result of capital expenditures to replace certain vehicles and equipment that had become worn-out during 2002. Principal payments of debt obligations in the amount of $67,731, principal payments on capital lease obligations of $128,633, and proceeds of $150,000 from the issuance of debt resulted in net cash of $46,364 being used in financing activities in 2002. The capital leases entered into in 2002 were primarily for replacement of certain equipment and additional surveying equipment. The terms of these capital leases range in length from six months to three years. The Company anticipates that available funds, together with anticipated cash flows generated from future operations will be sufficient to meet the Company's minimum lease and note payment obligations.

     Working capital decreased $348,170 to a deficit of $135,814 at December 31, 2002 from the December 31, 2001, working capital of $212,356. The Company's current ratio decreased to .9 to 1.0 at December 31, 2002 from 1.1 to 1.0 at December 31, 2001. Stockholders' equity decreased to $1,360,274 at December 31, 2002, from the December 31, 2001, balance of $3,026,783 due primarily to the net loss incurred in 2002 of $1,711,509.

      In September 2001, the Company entered into a three-year operating lease for the Company's headquarters facility located in Plano, Texas. The Company anticipates that available funds, together with anticipated cash flows generated from future operations will be sufficient to meet the Company's minimum rental payment obligations that are as follows: $67,041 in 2003, and $52,488 in 2004.

     During 2001, the Company entered into an unsecured revolving line of credit arrangement with a bank, providing for borrowings of up to $125,000. The facility bears interest at prime plus 1% (5.25% at December 31, 2002) per annum, and matures in October 2003. The Company had no borrowings under this arrangement at December 31, 2002 or 2001, but had committed the availability to irrevocable letters of credit totaling $125,000 which also expire in October 2003. Therefore, the Company had no borrowing availability under this line of credit at December 31, 2002 or 2001. The letters of credit, with an insurance company as beneficiary, are being used to guarantee continuing seismic insurance bonds totaling $125,000, issued by the insurance company to two states in which the Company performs seismic surveys. In the opinion of management, the chances that the insurance company will draw on the letters of credit are remote.

     In 2000, the Company issued 2,252,445 shares of 8.5% Senior Convertible Preferred Stock ("Senior Preferred Stock") to a debt holder in consideration for an outstanding debenture plus accrued interest, and in accordance with the terms of the Debenture Agreement, issued 103,490 additional shares of Senior Preferred Stock to the Senior Preferred stockholder as payment for 2000 dividends. At the election of the Senior Preferred stockholder, the Company issued 100,127, 104,383, 108,819, and 113,444 additional shares of Senior Preferred Stock to the Senior Preferred stockholders as payment for the June 1, 2001, December 1, 2001, June 1, 2002 and December 1, 2002 dividends, respectively, resulting in 2,782,708 shares outstanding at December 31, 2002.

     At a November 30, 2001 meeting, the Company's Board of Directors, in an effort to encourage the conversion of Series C 8% Convertible Exchangeable Preferred Stock ("Series C Preferred Stock") into shares of Common Stock, voted to reduce, on a post-Reverse Split basis, the conversion price of the Series C Preferred Stock from $2.00 per share of Common Stock to $1.61 per share of Common Stock. In addition, the Board of Directors voted to extend the conversion price increase date of the Series C Preferred Stock from the close of business on December 31, 2001 until the close of business on January 31, 2002. As a result, the conversion price was $1.61 per share of Common Stock if converted prior to the close of business on January 31, 2002. After January 31, 2002, and prior to the close of business on December 31, 2002, the conversion price per share of Common Stock was $3.75. Thereafter, the conversion price per share of Common Stock is $6.00. This action by the Board of Directors has resulted in 977,550 shares of Series C Preferred Stock being converted into 3,030,539 shares of Common Stock during 2002. As a result,

58,100 shares of Series C Preferred Stock remained outstanding at December 31, 2002 and the cumulative dividends in arrears on the Series C Preferred Stock were $92,960 at December 31, 2002.

     In September 2002, the Company issued 1,500,000 detachable stock warrants, valued at $45,000, to certain investors in exchange for their financial commitment for a line of credit that expired December 31, 2002, in an amount up to $300,000. During September 2002, the Company used $150,000 of available funds under the line of credit. At December 31, 2002, $120,000 remained outstanding under the line of credit and was paid by the Company in January 2003.

     The Company anticipates that available funds, together with anticipated cash flows generated from future operations will be sufficient to meet the Company's cash needs during 2003, so long as the Company's one crew is employed, of which there is no assurance. In addition, should the Company require additional capital, an investor group has committed to loan the Company up to $300,000.

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


ITEM 7. FINANCIAL STATEMENTS.

                               Financial Statements
                             December 31, 2002 and 2001

                                      CONTENTS

Report of Independent Certified Public Accountants            p. 12
     Financial Statements
Balance Sheets                                                p. 13
Statements of Operations                                      p. 15
Statement of Stockholders' Equity                             p. 16
Statements of Cash Flows                                      p. 17
Notes to Financial Statements                                 p. 19

            Report of Independent Certified Public Accountants


Board of Directors and Stockholders
TGC Industries, Inc.


We have audited the accompanying balance sheets of TGC Industries, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TGC Industries, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ GRANT THORNTON LLP
Dallas, Texas
February 4, 2003, except for Note C, as to
    which the date is March 25, 2003

                           TGC Industries, Inc.

                             BALANCE SHEETS

                              December 31,

     ASSETS                                          2002             2001
                                                     ____             ____
CURRENT ASSETS
     Cash and cash equivalents               $      523,120     $  1,043,961
     Trade accounts receivable                      662,050        1,255,954
     Costs and estimated earnings
       in excess of billings
       on uncompleted contracts                      32,845           20,134
     Prepaid expenses and other                     101,965           72,819
                                                  _________        _________
          Total current assets                    1,319,980        2,392,868

PROPERTY AND EQUIPMENT - at cost
     Machinery and equipment                     11,635,752       11,585,080
     Automobiles and trucks                         833,743          887,226
     Furniture and fixtures                         323,323          323,323
     Other                                            -                6,810
                                                  _________        _________
                                                 12,792,818       12,802,439

       Less accumulated depreciation
       and amortization                         (11,173,415)      (9,831,017)
                                                  _________        _________
                                                  1,619,403        2,971,422

OTHER ASSETS                                          4,824            4,824
                                                  _________        _________

                                              $   2,944,207     $  5,369,114
                                                 ==========        =========






                           TGC Industries, Inc.

                               December 31,

     LIABILITIES AND STOCKHOLDERS' EQUITY            2002             2001
                                                  _________        _________

CURRENT LIABILITIES
     Trade accounts payable                  $      199,336     $  1,067,506
     Accrued liabilities                            121,517          176,986
     Billings in excess of costs
          and estimated earnings
          on uncompleted contracts                  874,187          763,001
     Current maturities of notes payable            133,459           15,475
     Current portion of capital
          lease obligations                         127,295          157,544
                                                  _________        _________

          Total current liabilities               1,455,794        2,180,512

NOTES PAYABLE, less current maturities               98,972          104,826

CAPITAL LEASE OBLIGATIONS, less current portion      29,167           56,993

COMMITMENTS AND CONTINGENCIES                           -               -

STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value; 4,000,000
      shares authorized; 8.5% senior convertible
      preferred stock; 2,782,708 and 2,560,445
      shares issued and outstanding at
      December 31, 2002 and 2001, respectively    2,782,708        2,560,445
      8% Series C convertible exchangeable
        preferred stock; 1,150,350 shares
        issued, 58,100 and 1,035,650 shares
        outstanding at December 31, 2002
        and 2001, respectively                       58,100        1,035,650
      Common stock, $.30 par value;
        25,000,000 shares authorized;
        5,547,008 and 2,511,169 shares issued at
        December 31, 2002 and 2001, respectively  1,664,102          753,350
     Additional paid-in capital                   5,302,871        5,413,336
     Accumulated deficit                         (8,232,193)      (6,520,684)
     Treasury stock, at cost, 31,944 shares        (215,314)        (215,314)
                                                   _________        _________
                                                  1,360,274        3,026,783
                                                  _________        _________

                                              $   2,944,207     $  5,369,114
                                                  =========        =========

      The accompanying notes are an integral part of these statements.

                          TGC Industries, Inc.

                       STATEMENTS OF OPERATIONS

                       Years ended December 31,


                                                    2002           2001
                                                    ____           ____

Revenue                                         $ 6,262,206     $10,101,117

Cost and expenses
     Cost of services                             7,027,336      10,315,635
     Selling, general and administrative            884,572         916,258
     Interest expense                                16,807          18,067
     Debt financing costs                            45,000             -
                                                  _________      __________
                                                  7,973,715      11,249,960
                                                  _________      __________
        Net loss                                 (1,711,509)     (1,148,843)

Less dividend requirements on preferred stock      (280,653)       (651,112)
                                                 __________      __________
        Loss allocable to common stockholders   $(1,992,162)    $(1,799,955)
                                                  =========       =========

Loss per common share - basic and diluted             $(.37)          $(.75)

Weighted average number of common shares
   outstanding - basic and diluted                5,330,492       2,407,036






















      The accompanying notes are an integral part of these statements.

                                                TGC Industries, Inc.

                                         STATEMENT OF STOCKHOLDERS' EQUITY

                    Preferred stock       Common stock      Additional
                    _________________     ________________    paid-in   Accumulated  Treasury
                    Shares     Amount     Shares    Amount    capital     deficit     stock        Total
                    ______     ______     ______    ______  __________  ___________  ________     _______

Balances at
 January 1, 2001    3,441,485 $3,441,485  2,360,818 $708,245 $5,609,285 $(5,371,841) $(215,314) $ 4,171,860
Exercise of
 stock warrants          -          -         3,333    1,000      2,766        -          -           3,766

Common stock
 issued for
 redeemed stock
 warrants                -          -        22,268    6,680     (6,680)       -          -            -

Conversion of
 preferred stock      (49,900)   (49,900)   124,750   37,425     12,475        -          -            -

Dividend on 8-1/2%
 senior convertible
 preferred stock      204,510    204,510       -        -      (204,510)       -          -            -

Net loss                 -          -          -        -          -     (1,148,843)      -      (1,148,843)
                      _______    _______  _________  _______  _________   _________    _______    _________
Balances at
 December 31, 2001  3,596,095  3,596,095  2,511,169  753,350  5,413,336  (6,520,684)  (215,314)   3,026,783

Conversion of
 preferred stock     (977,550)  (977,550) 3,035,839  910,752     66,798        -          -            -

Dividend on 8-1/2%
 senior convertible
 preferred stock      222,263    222,263       -        -      (222,263)       -          -            -

Issuance of
 stock warrants          -          -          -        -        45,000        -          -          45,000

Net loss                 -          -          -        -          -      (1,711,509)     -      (1,711,509)
                      _______    _______  _________  _______  _________   _________    _______    _________
Balances at
 December 31, 2002  2,840,808 $2,840,808 5,547,008 $1,664,102 $5,302,871 $(8,232,193) $(215,314) $1,360,274
                    =========  ========= =========  =========  =========  ==========   ========   =========

     The accompanying notes are an integral part of these statements.
                                       16
                              TGC Industries, Inc.

                           STATEMENTS OF CASH FLOWS

                            Years ended December 31,

                                                       2002            2001
                                                    ___________   ____________

Cash flows from operating activities
  Net loss                                         $(1,711,509)   $(1,148,843)
  Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities
            Depreciation and amortization            1,522,815      1,617,515
            Gain on disposal of property
              and equipment                               -            (6,000)
            Debt issuance costs                         45,000           -
  Changes in operating assets and liabilities
       Trade accounts receivable                       593,904       (361,190)
       Costs and estimated earnings in excess
            of billings on uncompleted contracts       (12,711)       (11,584)
       Prepaid expenses and other                      (29,146)          (734)
       Other assets                                       -            (4,429)
       Trade accounts payable                         (868,170)       730,630
       Accrued liabilities                             (55,469)        36,451
       Billings in excess of costs and estimated
            earnings on uncompleted contracts          111,186        583,951
                                                       _______      _________
                Net cash provided by (used in)
                    operating activities              (404,100)     1,435,767

Cash flows from investing activities
  Capital expenditures                                 (70,377)      (250,542)
  Proceeds from sale of property and equipment            -             6,000
                                                       _______      _________
                Net cash used in investing activities  (70,377)      (244,542)

Cash flows from financing activities
  Proceeds from exercise of stock warrants                -             3,766
  Proceeds from issuance of debt                       150,000           -
  Principal payments on notes payable                  (67,731)      (244,225)
  Principal payments on capital lease obligations     (128,633)      (165,936)
                                                       _______      _________
                 Net cash used in financing activities (46,364)      (406,395)
                                                       _______      _________
                 Net increase (decrease) in cash
                   and cash equivalents               (520,841)       784,830

Cash and cash equivalents at beginning of year       1,043,961        259,131
                                                     _________      _________
Cash and cash equivalents at end of year          $    523,120    $ 1,043,961
                                                   ===========     ==========



                             TGC Industries, Inc.

                       STATEMENTS OF CASH FLOWS - CONTINUED

                            Years ended December 31,


                                                  2002                2001
                                               ___________      ______________
Supplemental cash flow information
     Interest paid                           $      14,332     $      18,067
     Income taxes paid                       $        -        $        -

Noncash investing and financing activities
     Capital lease obligations incurred      $      70,558     $    376,163
     Financed equipment purchase             $      29,861     $       -

     At the election of the Senior Preferred Stockholder, 100,127, 104,383, 108,819 and 113,444 shares of 8.5% Senior Preferred Stock were issued to the Senior Preferred Stockholder as payment for the June 1, 2001, December 1, 2001, June 1, 2002 and December 1, 2002 dividends, respectively.



























       The accompanying notes are an integral part of these statements.






                            TGC Industries, Inc.

                       NOTES TO FINANCIAL STATEMENTS

                        December 31, 2002 and 2001

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

     Trade Receivables

     Trade accounts receivable are recorded in accordance with terms and amounts as specified in the related contracts on an ongoing basis. The Company evaluates the collectibility of accounts receivable on a specific account basis using a combination of factors, including the age of the outstanding balances, evaluation of the customer's financial condition, and discussions with relevant Company personnel and with the customers directly. An allowance for doubtful accounts or direct write-off is recorded when it is determined that the receivable may not be collected, depending on the facts known and the probability of collection of the outstanding amount.

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


                            TGC Industries, Inc.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        December 31, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Revenue Recognition

     Revenues from conducting seismic surveys are recognized over the term of the contract using the percentage-of-completion method. Under this method, revenues are recognized on the units-of-production method. Revenues for the sale of gravity data are recognized when services are rendered.

     Stock-Based Compensation

     The Company has two stock-based employee compensation plans, which are described more fully in Note I. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share allocable to common stockholders if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                      Year ended December 31,
                                                      _______________________
                                                       2002             2001
                                                      ______           ______
     Net loss allocable to common stockholders,
         as reported                               $(1,992,162)   $(1,799,955)
     Deduct:  Total stock-based employee
         compensation expense determined under
         fair value based method for all awards,
         net of related tax effects                    (54,643)       (64,230)
                                                     _________       ________
     Pro forma net loss allocable to
         common stockholders                       $(2,046,805)   $(1,864,185)
                                                     =========      =========
     Loss per common share
          Basic and diluted - as reported                $(.37)         $(.75)
                                                            ==             ==
          Basic and diluted - pro forma                  $(.38)         $(.77)

                                                            ==             ==


Financial Instruments

     The Company's financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items. Fair value of long-term debt is based on rates available to the Company for debt with similar terms and maturities.
                                        20

                            TGC Industries, Inc.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        December 31, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

     New Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets," which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually as well as in the event of an impairment indicator. The Company adopted SFAS 142 effective January 1, 2002. The adoption of this statement had no impact on the Company's financial position or results of operations.
















                            TGC Industries, Inc.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        December 31, 2002 and 2001

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and related literature and establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 beginning January 1, 2002. The adoption of SFAS 144 had no impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of SFAS No. 123". SFAS 148 was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Entities are still permitted to account for stock-based compensation programs using the intrinsic value method prescribed in APB Opinion No. 25. The Company currently accounts for stock-based compensation using the intrinsic value method. The interim disclosure requirements prescribed by SFAS 148 are required for interim periods beginning after December 15, 2002.

NOTE C - LIQUIDITY

    As indicated in the accompanying statements of operations and cash flows, the Company has incurred losses of approximately $1.7 million and $1.1 million for the years ended December 31, 2002 and 2001, respectively, and cash used in operations was $404,100 for the year ended December 31, 2002.

    Management believes that current cash on hand and cash generated from operations in 2003, based on current backlog, outstanding bids and contracts, will be adequate to fund operations through December 31, 2003. Should the Company require additional capital, an investor group has committed to loan the Company up to $300,000.










                                      22
                            TGC Industries, Inc.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        December 31, 2002 and 2001


Note D - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     The components of uncompleted contracts are as follows:

                                                           December 31,
                                                       ____________________
                                                       2002            2001
                                                       ____            ____
          Costs incurred on uncompleted contracts and
              estimated earnings                   $   264,751    $   628,019
          Less billings to date                     (1,106,093)    (1,370,886)
                                                     _________      _________
                                                   $  (841,342)    $ (742,867)
                                                     =========      =========

     The components of uncompleted contracts are reflected in the balance sheets at December 31, 2002 and 2001 as follows:

                                                      2002             2001
                                                      ____             ____
        Costs and estimated earnings in excess
          of billings on uncompleted contracts     $   32,845     $   20,134
        Billings in excess of costs and estimated
          earnings on uncompleted contracts          (874,187)      (763,001)
                                                      _______        _______
                                                   $ (841,342)     $(742,867)
                                                      =======        =======

NOTE E - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:
                                                           December 31,
                                                       ____________________
                                                       2002            2001
                                                       ____            ____
          Compensation and payroll taxes            $  33,465     $  77,697
          Insurance                                     2,007        35,000
          Other                                        86,045        64,289
                                                      _______       _______
                                                     $121,517      $176,986
                                                      =======       =======

NOTE F - DEBT

     Line of Credit

     During 2001, the Company entered into an unsecured revolving line of credit arrangement with a bank, providing for borrowings of up to $125,000. The facility bears interest at prime plus 1% (5.25% at December 31, 2002) per annum, and matures in October 2003. The Company

                            TGC Industries, Inc.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        December 31, 2002 and 2001

NOTE F - DEBT - Continued

     had no borrowings under this arrangement at December 31, 2002 or 2001, but had committed the availability to irrevocable letters of credit totaling $125,000 which also expire in October 2003. Therefore, the Company had no borrowing availability under this line of credit at December 31, 2002 or 2001.

   Notes Payable

   Notes payable consist of the following:

                                                           December 31,
                                                        ___________________
                                                        2002           2001
                                                        ____           ____
      Note payable to a finance company, interest at
        4%, due in monthly installments of $552
        including interest; collateralized by
        equipment and accounts receivable                $101,461   $103,850
      Note payable to a finance company,
        interest at 4%, due in monthly installments
        of $1,130 including interest; collateralized
        by equipment and accounts receivable                3,365     16,451
      Note payable to a finance company, interest
        at 5%, due in monthly installments of
        $2,556 including interest; collateralized
        by equipment                                        7,605       -
      Note payable to certain investors                   120,000       -
                                                          _______   ________
                                                         $232,431   $120,301
                                                          =======    =======

     Aggregate annual maturities of notes payable at December 31, 2002 are as follows:

      Year ending
     December 31,
   ________________
         2003                                          $ 133,459
         2004                                              2,594
         2005                                              2,702
         2006                                              2,816
         2007                                              2,934
         Thereafter                                       87,926
                                                         _______
                                                         232,431
          Less current maturities                       (133,459)
                                                         _______
                                                      $   98,972
                                                         =======

                            TGC Industries, Inc.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        December 31, 2002 and 2001

NOTE G - LEASES

     Capital Leases

     The Company leases certain specialized seismic equipment under leases classified as capital leases. The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of December 31, 2002.


      Year ending
      December 31,
      ___________

      2003                                                  $131,754
      2004                                                    30,135
                                                             _______
      Total minimum lease payments required                  161,889
      Less:  Amount representing interest                     (5,427)
                                                             _______
      Present value of minimum lease payments               $156,462
                                                             =======

     The net book value of the capital assets leased as of December 31, 2002 was approximately $285,000. Total accumulated depreciation on these assets as of December 31, 2002 was approximately $168,000.

     Operating Leases

     The Company leases office space under an operating lease that expires September 30, 2004. The lease expense for the years ended December 31, 2002 and 2001, was approximately $64,000 and $62,000, respectively.

     The following is a schedule by years of future minimum rental payments required under the operating lease as of December 31, 2002:

     Year ending
     December 31:
     ___________
     2003                                                  $  67,041
     2004                                                     52,488
                                                            ________
     Total minimum payments required                       $ 119,529
                                                             =======

                            TGC Industries, Inc.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        December 31, 2002 and 2001

NOTE H - FAIR VALUE OF DEBT OBLIGATIONS

     The fair value of debt obligations is estimated using discounted cash flows based on the Company's incremental borrowing rate for similar types of borrowings. A comparison of the carrying value and fair value of these instruments is as follows:
                                                         December 31,
                                                     _____________________
                                                     2002           2001
                                                     _______       _______
         Carrying value                             $232,431      $120,301
         Fair value                                 $201,737      $ 87,821

NOTE I - STOCKHOLDERS' EQUITY

Earnings Per Share

     The effect of preferred stock dividends on the amount of loss available to common stockholders was $.05 and $.27 for the years ended December 31, 2002 and 2001, respectively.

     Outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive total 1,310,274 and 850,000 for the years ended December 31, 2002 and 2001, respectively.
     Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive total 232,100 and 258,827 for the years ended December 31, 2002 and 2001, respectively.

     Stock-Based Compensation Plans

     The Company's 1986 Incentive Stock Option Plan (the "1986 Plan") expired during July 1997. All 6,335 options outstanding at December 31, 2000 expired unexercised during 2001.

     The Company currently has in effect a 1993 Stock Option Plan (the "1993 Plan") covering a total of 283,334 shares of the Company's common stock. Options under the 1993 Plan must be granted at prices not less than the market price at the date of grant and must be exercised within five years from the date of grant. Options covering 54,004 shares expired or were canceled during 2001. Options covering 30,000 shares are exercisable as follows: (i) one-third of the shares on January 1, 1999, and (ii) all of the shares after January 1, 2000. Options covering 33,100 shares are exercisable as follows: (i) one-third of the shares after the 12 month period following the date of the grant, (ii) two-thirds of the shares after the 24 month period following the date of the grant, and (iii) all of the shares of stock after the 36 month period following the date of the grant. At December 31, 2002, outstanding options for 63,100 shares were exercisable.

     In conjunction with the spin-off of the Company's wholly-owned subsidiary, Chase Packaging Corporation (Chase), in 1996, options held by employees of Chase under the 1993 Plan were converted into a nonqualified

                            TGC Industries, Inc.

                        December 31, 2002 and 2001

NOTE I - STOCKHOLDERS' EQUITY - Continued

     plan. All 53,058 options outstanding at December 31, 2000 expired unexercised during 2001.

     The Company currently has in effect a 1999 stock option plan (the "1999 Plan") covering up to 300,000 shares of the Company's common stock. Options under the 1999 Plan must be granted at prices not less than the lesser of the par value per share of the stock or the fair market value per share of the Company's stock on the date of the grant, and their term cannot exceed ten years from the date of the grant. Options outstanding at December 31, 2002, covering 169,000 shares, expire five years from the date of the grant and are exercisable as follows: (i) one-third of the shares after the 12 month period following the date of the grant, (ii) two-thirds of the shares after the 24 month period following the date of the grant, and (iii) all of the shares of stock after the 36 month period following the date of the grant. At December 31, 2002, outstanding options covering 112,666 shares were exercisable.

     The following table summarizes activity under the Plans:

                                                                  Weighted
                                                 Shares under      average
                                                    option      exercise price
                                                  ___________   ______________
     Balance at January 1, 2001                     345,497         1.47
          Canceled/expired                         (113,397)         .33
                                                    _______
     Balance at December 31, 2001                   232,100          .96
          Canceled/expired                             -             -
                                                    _______
     Balance at December 31, 2002                   232,100          .96

     Exercisable at December 31:
          2002                                      175,766       $  .95
          2001                                      108,400       $  .95

The following information applies to options outstanding at December 31, 2002:

                                              Weighted
                                               average
                                              remaining         Weighted
               Range of         Number        contractual        average
            exercise prices   outstanding   life (in years)   exercise price
            _______________   ___________   _______________   ______________
               $.75 - $1.00      232,100           6.14             $.96
                                 =======           ====              ===


                            TGC Industries, Inc.

                        December 31, 2002 and 2001

NOTE I - STOCKHOLDERS' EQUITY - Continued

     The following information applies to options exercisable at December 31, 2002:

             Range of           Number         Weighted average
          exercise prices     exercisable        exercise price
          _______________     ___________      ________________
            $.75 - $1.00        175,766              $.95
                                =======               ===

Stock Warrants

     At December 31, 2002 and 2001, warrants covering 2,350,000 and 850,000 shares were outstanding, respectively. In connection with the issuance of subordinated notes payable during 1999, certain officers and directors received warrants covering 850,000 shares with a value of $391,000.
     These warrants have a strike price of $.30 and expire on July 31, 2009. Effective January 1, 2001, 10,000 warrants covering 3,333 shares of common stock were exercised and 849,674 warrants covering 283,224 shares of common stock expired. Per the warrant agreement, any unexercised warrants were automatically deemed exercised at the rate of one share of the Company's common stock for each 30 warrants held. During 2001, 668,040 warrants were redeemed for 22,268 shares of the Company's common stock, and 181,634 warrants remain unredeemed at December 31, 2002. In connection with the issuance of debt during 2002, certain investors received warrants covering 1,500,000 shares with a value of $45,000. These warrants have a strike price of $.20 and expire on September 12, 2012. As the strike price is below the par value of the Company's common stock, and therefore not currently exercisable at $.20, the warrant agreements contain a provision whereby in the event the per share par value is not reduced to $.01 before March 10, 2004, each warrant certificate entitles the holder to purchase (in lieu of one share of common stock) one unit, such unit consisting of one share of the Company's common stock and one warrant containing the same terms and provisions as the current warrant, at the then per share par value of the common stock per unit.

Preferred Stock

     During 1996, the Company issued 1,150,350 shares of Series C 8% convertible exchangeable preferred stock ("Series C Preferred Stock") at $5.00 per share in a private placement offering with gross proceeds of approximately $5,800,000. The Series C Preferred Stock is, at the option of the Company, exchangeable into 8% subordinated convertible debentures. Prior to November 30, 2001, the Series C Preferred Stock and debentures were convertible into shares of the Company's common stock at the

                            TGC Industries, Inc.

                        December 31, 2002 and 2001

NOTE I - STOCKHOLDERS' EQUITY - Continued

     conversion price of (i) $2.00 per share if exercised by December 31, 2001, (ii) $3.75 per share if exercised from January 1, 2002 through December 31, 2002, and (iii) $6.00 per share thereafter. At a November 30, 2001 meeting, the Company's Board of Directors approved amendments to the conversion terms of the Series C Preferred Stock. The amendments were as follows: the conversion price was reduced from $2.00 per share to $1.61 per share and the date of the conversion price increase to $3.75 per share was delayed from December 31, 2001, until January 31, 2002.
     The subsequent date of the increase in the conversion price to $6.00 per share remained December 31, 2002. In January 2002, the Series C Preferred shareholders converted 977,550 shares of Series C Preferred Stock into 3,030,539 shares of common stock. No other Series C Preferred Stock has been converted and, as a result, 58,100 shares of Series C Preferred Stock remain outstanding at December 31, 2002.

     In 2000, the Company issued 2,252,445 shares of 8.5% Senior Convertible Preferred Stock (Senior Preferred Stock) to a debt holder in consideration for an outstanding debenture plus accrued interest, and in accordance with the terms of the agreement, issued 103,490 additional shares of Senior Preferred Stock to the Senior Preferred stockholder as payment for 2000 dividends. At the election of the Senior Preferred stockholder, the Company issued 100,127, 104,383, 108,819, and 113,444 additional shares of Senior Preferred Stock to the Senior Preferred stockholder as payment for the June 1, 2001, December 1, 2001, June 1, 2002 and December 1, 2002 dividends, respectively, resulting in 2,782,708 shares outstanding at December 31, 2002.

     Dividends

     Holders of the Company's Series C Preferred Stock will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8% per annum. The dividends are payable semi-annually during January and July of each year. As of December 31, 2002, following the conversion of 977,550 shares of the Series C Preferred Stock as noted above, cumulative dividends of $92,960 were in arrears.

     Holders of the Company's Senior Preferred Stock will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8.5% per annum. The dividends are payable semi-annually during June and December of each year. Dividends payable in 2002 and 2001 were paid in additional shares of Senior Preferred Stock, at the election of the Senior Preferred Stockholder.

                            TGC Industries, Inc.

                        December 31, 2002 and 2001

NOTE J - INCOME TAXES

     The income tax benefit reconciled to the tax computed at the statutory Federal rate is as follows:

                                                            Years ended
                                                            December 31,
                                                       _____________________
                                                       2002             2001
                                                       ____             ____

        Federal tax benefit at statutory rate       $(581,913)      $(390,607)
        Non-deductible expenses                        24,109          29,103
        Change in prior year estimates                   -             (5,015)
        Change in valuation allowance                 557,804         366,519
                                                    _________       _________
                                                    $    -          $    -
                                                     ========        ========

     Deferred tax assets and liability consist of the following:

                                                            December 31,
                                                       _____________________
                                                       2002             2001
                                                       ____             ____

          Deferred tax assets
             Net operating loss carryforwards     $ 3,159,224     $ 2,877,025
             Other                                      3,502          14,605
                                                    _________       _________
                                                    3,162,726       2,891,630

          Deferred tax liability
             Property and equipment                  (260,463)       (547,171)
                                                    _________       _________

                                                    2,902,263       2,344,459
             Less valuation allowance              (2,902,263)     (2,344,459)
                                                   __________      __________
             Net deferred tax asset               $      -        $      -
                                                   ==========      ==========

     At December 31, 2002, the Company had net operating loss carryforwards of approximately $9,000,000 available to offset future taxable income, which expire at various dates through 2022. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits are more likely than not.

                            TGC Industries, Inc.

                        December 31, 2002 and 2001


NOTE K - 401(k) PLAN

     The Company has a 401(k) salary deferral plan which covers all employees who have reached the age of 20.5 years and have been employed by the Company for at least one year. The covered employees may elect to have an amount deducted from their wages for investment in a retirement plan. The Company makes contributions to the plan equal to 100% of each participant's salary reduction contributions to the plan up to 2% of the participant's compensation. The Company's matching contribution to the plan was approximately $17,000 and $13,000 for the years ended December 31, 2002 and 2001, respectively.


NOTE L - CONCENTRATION OF CREDIT RISK

     The Company sells its geophysical services primarily to large independent oil and gas companies operating in the United States. The Company performs ongoing credit evaluations of its customer's financial condition and, generally, requires no collateral from its customers.

     Sales and accounts receivable from the Company's largest customers as of and for the years ended December 31, 2002 and 2001 consist of the following:

                                                               Accounts
                                         Sales                receivable
                                     _____________          _____________
     Company                         2002     2001          2002     2001
     _______                         ____     ____          ____     ____
        A                             39%       -             -       20%
        B                             12%       -             -       19%
        C                             11%       -             -        -
        D                              -       38%            -       23%
        E                              -       14%            -        -
        F                              -       13%            -        -
        G                              -       13%            -        -

     As of December 31, 2002, two additional customers accounted for 53% and 37% of outstanding accounts receivable, respectively. At December 31, 2001, two additional customers accounted for 23% and 13% of accounts receivable.

NOTE M - CONTINGENCIES

     In conducting its activities, the Company from time to time is the subject of various claims arising from the ordinary course of business. In the opinion of management, the ultimate resolution of such claims is not expected to have a material adverse effect upon the financial position of the Company.

                            TGC Industries, Inc.

                        December 31, 2002 and 2001


NOTE M - CONTINGENCIES - Continued

     On November 7, 2001, the Company obtained unsecured irrevocable letters of credit totaling $125,000, expiring on October 25, 2003. These letters of credit, with an insurance company as beneficiary, will be used to guarantee continuing seismic insurance bonds totaling $125,000, issued by the insurance company to two states in which the Company performs seismic surveys. In the opinion of management, the chances that the insurance company will draw on the letters of credit is remote.

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

                4.5 Statement of Resolution regarding Series C 8% Convertible Exchangeable Preferred Stock of TGC Industries, Inc. as filed with the Secretary of State of Texas on December 4, 2001, and incorporated herein by reference.

                4.6 Statement of Resolution regarding Series C 8% Convertible Exchangeable Preferred Stock of TGC Industries, Inc. as filed with the Secretary of State of Texas on December 11, 2002.

                4.7 Form of Debenture Agreement and Debenture for 8% Subordinated Convertible Debentures, Series A, filed as Exhibit 4.2 to the Company's Registration Statement on Form SB-2 (Registration No. 333-12269), as amended, filed with the Commission and incorporated herein by reference.

                4.8 Form of Warrant Agreement dated July 28, 1995, as amended, and Warrant, filed as Exhibit 4.3 to the Company's Registration Statement on Form SB-2 (Registration No. 333-12269), as amended, filed with the Commission and incorporated herein by reference.

                4.9 Debenture Agreement dated December 10, 1999, with respect to the Company's $2,500,000 8 1/2% Convertible Subordinated Debenture, Series B payable to Wedge Energy Services, L.L.C., filed as Exhibit
                      4.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

                4.10 Statement of Resolution Establishing 8-1/2% Senior Convertible Preferred Stock of TGC Industries, Inc. as filed with the Secretary of State of Texas on May 17, 2000, filed as Exhibit 4.8 to the Company's Annual Report on Form 10-KSB for fiscal year ended November 31, 2000, and incorporated herein by reference.

                4.11 Statement of Resolution regarding 8-1/2% Senior Convertible Preferred Stock of TGC Industries, Inc. as filed with the Secretary of State of Texas on November 27, 2002.

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

            (b). Reports on Form 8-K.
       Two (2) reports under Item 5 of Form 8-K were filed during the reporting period, as follows:

           (1) Form 8-K was filed on May 21, 2002, to announce that the Company had been notified by Nasdaq that the Company's securities would be delisted from the Nasdaq SmallCap Market at the opening of business on May 24, 2002, due to the Company's common stock, as previously reported, having failed to maintain a minimum market value of publicly held shares of $1,000,000 as required by Marketplace Rule 4310(c)(7); and

           (2) Form 8-K was filed on October 22, 2002, to report that one of the Company's contracts for geophysical services was canceled, which contract represented approximately 55% of the Company's current backlog.


Item 14.  CONTROLS AND PROCEDURES

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

                                    TGC INDUSTRIES, INC.

Date:  March 26, 2003             By:   /s/ Wayne A. Whitener
                                        Wayne A. Whitener
                                        President (Principal Executive
                                        Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 26, 2003             By:    /s/ Allen T. McInnes
                                         Allen T. McInnes
                                         Chairman of the Board
                                         and Secretary

Date:  March 26, 2003             By:    /s/ Edward L. Flynn
                                         Edward L. Flynn
                                         Director

Date:  March 26, 2003             By:    /s/ Wayne A. Whitener
                                         Wayne A. Whitener
                                         President, Chief Executive
                                         Officer and Director

Date:  March 26, 2003             By:    /s/ Kenneth Uselton
                                         Kenneth Uselton, Treasurer
                                         (Principal Financial and
                                         Accounting Officer)

Date:  March 26, 2003             By:    /s/ William J. Barrett
                                         William J. Barrett
                                         Director

Date:  March 26, 2003             By:    /s/ Herbert M. Gardner
                                         Herbert M. Gardner
                                         Director

Date:  March 26, 2003             By:    /s/ James M. Tidwell
                                         James M. Tidwell
                                         Director

Date:  March 26, 2003             By:    /s/ Pasquale V. Scaturro
                                         Pasquale V. Scaturro
                                         Director



                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Wayne A. Whitener, certify that:

     1.     I have reviewed this annual report on Form 10-KSB of TGC
            Industries, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003

                            /s/ Wayne A. Whitener
                                Wayne A. Whitener
                                President & Chief
                                Executive Officer
                               (Principal Executive Officer)



                CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Kenneth W. Uselton, certify that:

1. I have reviewed this annual report on Form 10-KSB of TGC Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003

                            /s/ Kenneth W. Uselton
                                Kenneth W. Uselton
                              Treasurer (Principal Financial
                              and Accounting Officer)

                                Exhibit 4.6


                     Statement of Resolution Regarding
                         Series of Preferred Stock
                                     of
                           TGC Industries, Inc.


     Pursuant to the provisions of Article 2.13 of the Texas Business Corporation Act, and the Articles of Incorporation, as amended, of the undersigned Corporation, the Corporation submits the following with respect to its Statement of Resolution Establishing its Series C 8% Convertible Exchangeable Preferred Stock (the "Series C Preferred Stock") for the purpose of decreasing the number of authorized shares of the Series C Preferred Stock:

     1.     The name of the Corporation is TGC Industries, Inc.; and

     2. A resolution adopting the Statement of Resolution Regarding the Series C Preferred Stock is attached as Exhibit "A" hereto and incorporated herein by reference. Such resolution was duly adopted by all necessary action on the part of the Corporation at a Special (Telephone) Meeting of the Board of Directors of the Corporation held on November 12, 2002.

     Dated December 3, 2002.


                              TGC INDUSTRIES, INC.



                                     By: /s/ Rice M. Tilley, Jr.
                                       Rice M. Tilley, Jr., Assistant
                                       Secretary

                                   EXHIBIT "A"

                       STATEMENT OF RESOLUTION REGARDING
            SERIES C 8% CONVERTIBLE EXCHANGEABLE PREFERRED STOCK OF

                              TGC INDUSTRIES, INC.

     Pursuant to the provisions of Article 2.13 of the Texas Business Corporation Act and the Articles of Incorporation, as amended, of TGC Industries, Inc., a Texas corporation (the "Corporation" or the "Company"), the Corporation has adopted the following resolution by all necessary action on the part of the Corporation, at a Special (Telephone) Meeting of the Board of Directors held on November 12, 2002, for the purpose of decreasing the number of authorized shares of its Series C 8% Convertible Exchangeable Preferred Stock as provided therein:

     RESOLVED, that pursuant to the authority vested in the Board of Directors of the Corporation by Article 4.b of the Corporation's Articles of Incorporation, as amended, the Corporation hereby approves a modification with respect to its Statement of Resolution Establishing Series C 8% Convertible Exchangeable Preferred Stock, which Statement of Resolution was originally filed with the Secretary of State of Texas on July 9, 1996, and was modified by Statements of Resolution filed with the Secretary of State of Texas on July 22, 1998, December 9, 1998, December 30, 1998, July 2, 1999, and December 4,
2001, by adopting the modification to said resolution to decrease the number of authorized shares of the Series C 8% Convertible Exchangeable Preferred Stock from 1,250,000 shares to 100,000 shares. Except as modified as set forth above, the Statement of Resolution Establishing Series C 8% Convertible Exchangeable Preferred Stock as filed with the Secretary of State on July 9, 1996, shall remain in full force and effect.

                                Exhibit 4.11


                     Statement of Resolution Regarding
                         Series of Preferred Stock
                                     of
                           TGC Industries, Inc.


     Pursuant to the provisions of Article 2.13 of the Texas Business Corporation Act, and the Articles of Incorporation, as amended, of the undersigned Corporation, the Corporation submits the following with respect to its Statement of Resolution Establishing its 8-1/2% Senior Convertible Preferred Stock (the "Senior Preferred Stock") for the purpose of increasing the number of authorized shares of the Senior Preferred Stock:

     1.     The name of the Corporation is TGC Industries, Inc.; and

     2. A resolution adopting the Statement of Resolution Regarding the 8-1/2% Senior Convertible Preferred Stock is attached as Exhibit "A" hereto and incorporated herein by reference. Such resolution was duly adopted by all necessary action on the part of the Corporation by an unanimous written consent of the Board of Directors of the Corporation dated November 26, 2002.

     Dated November 27, 2002.


                              TGC INDUSTRIES, INC.



                                    By: /s/ Rice M. Tilley, Jr.
                                        Rice M. Tilley, Jr., Assistant
                                        Secretary

                                   EXHIBIT "A"

                       STATEMENT OF RESOLUTION REGARDING
                 8-1/2% SENIOR CONVERTIBLE PREFERRED STOCK OF

                              TGC INDUSTRIES, INC.

     Pursuant to the provisions of Article 2.13 of the Texas Business Corporation Act and the Articles of Incorporation, as amended, of TGC Industries, Inc., a Texas corporation (the "Corporation" or the "Company"), the Corporation has adopted the following resolution by all necessary action on the part of the Corporation, by an unanimous written consent of the Board of Directors of the Corporation dated November 26, 2002, for the purpose of increasing the number of authorized shares of its 8-1/2% Senior Convertible Preferred Stock as provided therein:

     RESOLVED, that pursuant to the authority vested in the Board of Directors of the Corporation by Article 4.b of the Corporation's Articles of Incorporation, as amended, the Corporation hereby approves a modification with respect to its Statement of Resolution Establishing its 8-1/2% Senior Convertible Preferred Stock (the "Senior Preferred Stock"), which Statement of Resolution was originally filed with the Secretary of State of Texas on May 17, 2002, by adopting a modification to said resolution to increase the number of authorized shares of the Senior Preferred Stock from 2,750,000 shares to 3,900,000 shares. Except as modified herein, the Statement of Resolution Establishing the 8-1/2% Senior Convertible Preferred Stock as filed with the Secretary of State on May 17, 2000, shall remain in full force and effect.

                                Exhibit 99.1

                              Certification of
                            Chief Executive Officer
                      of TGC Industries, Inc. Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002


This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the annual report on Form 10-KSB(the "Form 10-KSB") for the fiscal year ended December 31, 2002 of TGC Industries, Inc. (the "Company"). I, Wayne A. Whitener, the Chief Executive Officer of the Company, certify that, to the best of my knowledge:

(1) The Form 10-KSB fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:     March 26, 2003




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


This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the annual report on Form 10-KSB(the "Form 10-KSB") for the fiscal year ended December 31, 2002 of TGC Industries, Inc. (the "Company"). I, Kenneth W. Uselton, Treasurer (Principal Financial and Accounting Officer) of the Company, certify that, to the best of my knowledge:

(1) The Form 10-KSB fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  March 26, 2003



                              /s/ Kenneth W. Uselton
                              Kenneth W. Uselton
                              Treasurer (Principal Financial and
                              Accounting Officer)



328143.1