Form 10QSB
period 2003-03-31
TGC INDUSTRIES INC
filed 2003-05-13
CIK 799165

U.S. SECURITIES AND EXCHANGE
                          Washington, D.C. 20549

                                FORM 10-QSB

     (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2003.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

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

          Class                                 Outstanding at April 28,
2003
Common Stock ($.30 Par Value)                               5,515,064

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

     Incorporated herein is the following unaudited financial information:

          Balance Sheet as of March 31, 2003.

          Statements of Operations for the three-month periods ended March 31, 2003 and 2002.

          Statements of Cash Flows for the three-month periods ended March 31, 2003 and 2002.

          Notes to Financial Statements.

TGC INDUSTRIES, INC.
BALANCE SHEET
(UNAUDITED)

                                          MARCH 31,
                                            2003
                                         ___________
ASSETS

CURRENT ASSETS

  Cash and cash equivalents               $ 890,269
  Trade accounts receivable                 499,724
 Cost and estimated earnings in excess
  of billings on uncompleted contracts        3,396
  Prepaid expenses and other                  2,724
                                          _________
        Total current assets              1,396,113

PROPERTY AND EQUIPMENT - at cost

   Machinery and equipment               11,635,750
   Automobiles and trucks                   810,837
   Furniture and fixtures                   326,108
   Other                                     18,144
                                         __________
                                         12,790,839
   Less accumulated depreciation
   and amortization                     (11,504,846)
                                        ___________
                                          1,285,993

OTHER ASSETS                                  4,824
                                        ___________
        Total assets                     $2,686,930
                                        ===========
See notes to Financial Statements


TGC INDUSTRIES, INC.
BALANCE SHEET -- CONTINUED
(UNAUDITED)

                                                 MARCH  31,
                                                    2003
                                               _____________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Trade accounts payable                           $ 426,741
 Accrued liabilities                                 47,895
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                703,510
 Current maturities of notes payable                  2,489
 Current portion of capital lease obligations        72,344
                                                 __________
        Total current liabilities                 1,252,979

NOTES PAYABLE, less current maturities               98,359

CAPITAL LEASE OBLIGATIONS, less current portion      18,797

COMMITMENTS AND CONTINGENCIES                           -

STOCKHOLDERS' EQUITY

 Preferred stock, $1.00 par value; 4,000,000
   shares authorized:
   8-1/2% Senior convertible preferred stock;
  2,782,708 shares issued and outstanding         2,782,708

   8% Series C convertible exchangeable
   preferred stock; 1,150,350 shares issued,
   58,100 shares outstanding                         58,100

 Common stock, $.30 par value; 25,000,000
   shares authorized; 5,547,008 shares issued     1,664,102

 Additional paid-in capital                       5,302,871

 Accumulated deficit                             (8,275,672)

 Treasury stock, at cost (31,944 shares)           (215,314)
                                                ___________
                                                  1,316,795

   Total liabilities and stockholders' equity   $ 2,686,930
                                                ===========
See notes to Financial Statements


TGC INDUSTRIES, INC.
STATEMENTS OF OPERATIONS

                                          Three Months Ended
                                               March 31,
                                      ___________________________
                                              (Unaudited)
                                        2003               2002
                                      _______             _______

Revenue                             $1,601,805          $2,917,860

Cost of services                     1,437,431           2,601,881
Selling, general, administrative       205,749             230,521
                                    __________          __________
                                     1,643,180           2,832,402

INCOME (LOSS) FROM OPERATIONS          (41,375)             85,458

   Interest expense                      2,104               3,746
                                    __________          __________
NET INCOME (LOSS)                      (43,479)             81,712

Less dividend requirements on
  preferred stock                       73,812              68,381
                                    __________          __________
INCOME (LOSS) ALLOCABLE TO
   COMMON STOCKHOLDERS             $  (117,291)         $   13,331

Income (loss) per common share:
   Basic and diluted                   $  (.02)             $  .00

Weighted average number of
   common shares:
     Basic and diluted               5,515,064           4,769,939

See notes to Financial Statements

TGC INDUSTRIES, INC.
Statements of Cash Flows (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                       ____________________
                                                         2003        2002
                                                       _______      ______
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                    $ (43,479)   $81,712
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                         373,546    392,955
 Changes in operating assets and liabilities
  Trade accounts receivable                             162,326    323,521
  Cost and estimated earnings in excess of billings
    on uncompleted contracts                             29,449   (125,630)
  Prepaid expenses                                       99,241     31,758
  Trade accounts payable                                227,405   (475,651)
  Accrued liabilities                                   (73,622)   (18,239)
  Billings in excess of cost and estimated earnings
    on uncompleted contracts                           (170,677)  (290,589)
                                                      _________   ________
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    604,189    (80,163)

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                 (40,136)   (37,957)
                                                      _________   ________
 NET CASH USED IN INVESTING ACTIVITIES                  (40,136)   (37,957)

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on notes payable                 (131,583)    (3,805)
   Principal payments on capital lease obligations      (65,321)  (132,411)
                                                      _________   ________
 NET CASH USED IN FINANCING ACTIVITIES                 (196,904)  (136,216)
                                                      _________   ________
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   367,149   (254,336)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        523,120  1,043,961
                                                       ________  _________
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 890,269  $ 789,625
                                                      =========  =========
Supplemental cash flow information
   Interest paid                                        $ 2,104   $  3,746
   Income taxes paid                                    $   -     $    -

Noncash investing and financing activities

Capital lease obligations incurred                      $   -     $ 22,712
Series C Preferred Stock converted to Common Stock      $   -     $977,550

  At the election of the Senior Preferred Stockholder, 108,819 and 113,444 shares of 8.5% Senior Preferred Stock were issued to the Senior Preferred
  Stockholder as payment for the June 1, 2002 and December 1, 2002 dividends, respectively.

See notes to Financial Statements

                                      6




TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2003

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

NOTE B -- MANAGEMENT PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included. The results of the interim periods are not necessarily indicative of results to be expected for the entire year. For further information, refer to the financial statements and the footnotes thereto included in the Company's Annual Report for the year ended December 31, 2002 filed on Form 10-KSB.

NOTE C -- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. The effect of preferred stock dividends on the amount of income (loss) available to common stockholders was $(.01) and $.01 for the three months ended March 31, 2003 and 2002, respectively.

Outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive totaled 2,350,000 for the three-month period ended March 31, 2003, and 850,000 for the three-month period ended March 31, 2002. Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive totaled 232,100 for each of the three-month periods ended March 31, 2003 and 2002.

NOTE D   DIVIDENDS

Holders of the Company's Series C 8% Convertible Exchangeable Preferred Stock ("Series C Preferred Stock") will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8% per annum. The dividends are payable semi-annually during January and July of each year. At March 31, 2003, cumulative dividends of $92,960 were in arrears on the Company's Series C Preferred Stock.

TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2003
(Continued)

NOTE D   DIVIDENDS (Continued)

Holders of the Company's 8-1/2% Senior Convertible Preferred Stock (the "Senior Preferred Stock") will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8-1/2% per annum. The dividends are payable semi-annually during June and December of each year. Dividends paid during 2000, on the Senior Preferred Stock, were paid in additional shares of Senior Preferred Stock, in accordance with the terms of the Statement of Resolution Establishing the Senior Preferred Stock. In addition, the holders elected to receive payment of the 2001 and 2002 dividends in additional shares of Senior Preferred Stock. At March 31, 2003, there were no dividends in arrears on the Company's Senior Preferred Stock.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company's crew returned to work in late January 2003 after being idle since early November 2002. As a result, TGC reported a significant improvement in the first quarter of 2003 over the fourth quarter of 2002. However, TGC was unable to generate sufficient revenue to return to profitability in the first quarter of 2003. TGC continues to be adversely effected by the reduced level of seismic activity in the U.S. by the oil and gas exploration companies, the excess of domestic land based geophysical crews and very competitive pricing. As a result, TGC reported a net loss, before dividend requirements on preferred stock, of $43,479 on revenue of $1,601,805, for the three month period ended March 31, 2003 compared with net income, before dividend requirements on preferred stock, of $81,712 on revenue of $2,917,860 for the same period of 2002. Loss per common share, on a basic and diluted basis, was $.02 for the three month period ended March 31, 2003, compared with income per common share of $.00 for the same period of 2002.

The number of common shares used in the income (loss) per share computation for the three-month periods ended March 31, 2003 and 2002, do not include any common shares issuable for stock options, warrants or convertible securities because the effect of their inclusion would be anti-dilutive.

Because oil and gas exploration companies continue to curtail their domestic oil and gas exploration programs, there continues to be excess capacity in the land-based geophysical services industry and pricing remains very competitive. As a result, management continues to monitor expenses and, where possible, implement cost containment programs to remain competitive through this continued period of reduced industry activity. In the opinion of management, despite the need for more U.S. energy self-sufficiency and the industry having favorable longer-term prospects, there are not yet clear indications of when the geophysical industry will show significant signs of improvement. In 2001, there were a number of consolidations and mergers in the geophysical industry. In addition, a major seismic competitor announced late in 2002 it was shutting down all its United States and Canadian land-based seismic operations. Though there can be no assurance, management is hopeful that with fewer seismic crews available in the marketplace, TGC will be able to secure contracts with improved margins thereby improving its future performance.

Non-cash charges for depreciation and amortization were $373,546 in the first three months of 2003 compared with $392,955 for the same period of 2002.

At December 31, 2002, TGC had net operating loss carryforwards of approximately $9,000,000 available to offset future taxable income, which expire at various dates through 2022.

FINANCIAL CONDITION

Cash of $604,189 was provided by operations during the first three months of 2003 compared with cash used in operations of $80,163 for the same period of 2002. This increase was primarily the result of an increasing level of activity in the first three months of 2003 compared with a declining level of activity in the same period of 2002. Net cash of $40,136 was used in investing activities during the first three months of 2003 for capital expenditures to replace certain vehicles and equipment. Principal payments of notes payable of $131,583 and principal payments of capital lease obligations of $65,321 resulted in net cash of $196,904 being used in financing activities during the first three months of 2003. TGC anticipates that available funds, together with anticipated cash flows generated from future operations will be sufficient to meet TGC's minimum lease and note payment obligations.

In September 2002, TGC issued 1,500,000 detachable stock warrants to an investor group that included certain directors in exchange for a line of credit, that expired December 31, 2002, in an amount up to $300,000. The warrants cover 1,500,000 shares of Common Stock, expire on September 10, 2012, and are exercisable at $.20 per whole share (provided, however that the exercise price at the time of a given exercise of the warrants shall not be less than the then per share par value of the Common Stock). During September 2002, TGC borrowed $150,000 of the available funds. The promissory notes, which bore interest at 6.75% per annum, were paid in full during December 2002 and January 2003.

In March 2003 the same investor group that provided the above described line of credit in 2002, committed to provide a line of credit up to $300,000 through December 31, 2003, on the same terms as the 2002 line of credit, provided that warrants covering only 750,000 shares of Common Stock will be issued upon execution of the line of credit documents and warrants covering the remaining 750,000 shares of Common Stock will only be issued in proportion to the amount of the $300,000 commitment which the Company determines to draw on (e.g. if the Company borrows a total of $150,000, warrants covering 375,000 shares will be issued and if the Company borrows the full commitment of $300,000, warrants covering 750,000 shares will be issued).

Working capital increased $278,948 to $143,134 at March 31, 2003 from the December 31, 2002, negative working capital of $135,814. The Company's current ratio was 1.1 at March 31, 2003, compared with .9 at December 31, 2002. Stockholders' equity decreased $43,479 to $1,316,795 at March 31,
2003 from the December 31, 2002 balance of $1,360,274.   This decrease was
attributable to the net loss, before dividend requirements on preferred stock, of $43,479.

Management believes, although there can be no assurance, that available funds together with anticipated cash flows generated from future operations and the recently secured line of credit will be sufficient to meet the Company's cash needs during 2003.

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

     a.  The following is a list of exhibits to this Form 10-QSB:

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

                             TGC INDUSTRIES, INC.

Date: May 13, 2003          /s/ Wayne A. Whitener
                                Wayne A. Whitener
                                President & Chief
                                Executive Officer
                               (Principal Executive Officer)


Date: May 13, 2003          /s/ Kenneth W. Uselton
                                Kenneth W. Uselton
                                Treasurer (Principal Financial
                                and Accounting Officer)

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

Date:  May 13, 2003


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

Date:  May 13, 2003

                            /s/ Kenneth W. Uselton
                                Kenneth W. Uselton
                                Treasurer (Principal Financial
                                and Accounting Officer)

                                 Exhibit 99.1


                               Certification of
                           Chief Executive Officer
                      of TGC Industries, Inc. Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002


This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-QSB(the "Form 10-QSB") for the quarter ended March 31, 2003 of TGC Industries, Inc. (the "Company"). I, Wayne A. Whitener, the Chief Executive Officer of the Company, certify that, to the best of my knowledge:

(1) The Form 10-QSB fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:May 13, 2003



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


This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-QSB(the "Form 10-QSB") for the quarter ended March 31, 2003 of TGC Industries, Inc. (the "Company"). I, Kenneth W. Uselton, Treasurer (Principal Financial and Accounting Officer) of the Company, certify that, to the best of my knowledge:

(1) The Form 10-QSB fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:May 13, 2003



                                /s/ Kenneth W. Uselton
                                    Kenneth W. Uselton
                                    Treasurer (Principal Financial and
                                    Accounting Officer)





4891.00001/338401.1