Form 10QSB
period 2003-06-30
TGC INDUSTRIES INC
filed 2003-08-12
CIK 799165

U.S. SECURITIES AND EXCHANGE
                           Washington, D.C. 20549

                                 FORM 10-QSB

      (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2003.

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

                              Yes  X     No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                               Outstanding at July 31, 2003
Common Stock ($.01 Par Value)                          5,515,064

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

     Incorporated herein is the following unaudited financial information:

        Balance Sheet as of June 30, 2003.

        Statements of Operations for the three and six month periods ended June 30, 2003 and 2002.

        Statements of Cash Flows for the six-month periods ended June 30, 2003 and 2002.

        Notes to Financial Statements.

TGC INDUSTRIES, INC.
BALANCE SHEET
(UNAUDITED)

                                                    JUNE 30,
                                                     2003
                                                  ____________
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                        $476,861
  Trade accounts receivable                         687,379
 Cost and estimated earnings in excess
  of billings on uncompleted contracts                   -
  Prepaid expenses and other                         56,584
                                                 __________
        Total current assets                      1,220,824

PROPERTY AND EQUIPMENT - at cost

   Machinery and equipment                       11,672,664
   Automobiles and trucks                           772,224
   Furniture and fixtures                           323,323
   Other                                             18,144
                                                ___________
                                                 12,786,355
   Less accumulated depreciation
   and amortization                             (11,824,959)
                                               ____________
                                                    961,396

OTHER ASSETS                                          4,824
                                               ____________
        Total assets                             $2,187,044
                                               ============
See notes to Financial Statements



TGC INDUSTRIES, INC.
BALANCE SHEET -- CONTINUED
(UNAUDITED)

                                                         JUNE  30,
                                                           2003
                                                       _____________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Trade accounts payable                                 $91,311
   Accrued liabilities                                    102,494
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                   291,906
   Current maturities of notes payable                      2,489
   Current portion of capital lease obligations            54,200
                                                        _________
        Total current liabilities                         542,400

NOTES PAYABLE, less current maturities                     97,741

CAPITAL LEASE OBLIGATIONS, less current portion            11,593

COMMITMENTS AND CONTINGENCIES                                  -

STOCKHOLDERS' EQUITY

   Preferred stock, $1.00 par value; 4,000,000
      shares authorized:
      8-1/2% Senior convertible preferred stock;
     2,900,973 shares issued and outstanding            2,900,973

      8% Series C convertible exchangeable
     preferred stock; 1,150,350 shares issued,
     58,100 shares outstanding                             58,100

   Common stock, $.01 par value; 25,000,000
      shares authorized; 5,547,008 shares issued           55,470

   Additional paid-in capital                           6,793,238

   Accumulated deficit                                 (8,057,157)

   Treasury stock, at cost (31,944 shares)               (215,314)
                                                      ___________
                                                        1,535,310
                                                      ___________
        Total liabilities and stockholders' equity     $2,187,044
                                                      ===========
See notes to Financial Statements

TGC INDUSTRIES, INC.
STATEMENTS OF OPERATIONS

                              Three Months Ended       Six Months Ended
                                   June 30,                June 30,
                           _______________________   _____________________
                                 (Unaudited)             (Unaudited)
                              2003         2002        2003         2002
                           _________     ________   __________    ________
Revenue                   $2,835,401   $1,654,409   $4,437,206  $4,572,269

Cost of services           2,369,624    1,683,020    3,807,055   4,284,901
Selling, general,
  administrative             244,988      231,856      450,737     462,377
                          __________   __________   __________  __________
                           2,614,612    1,914,876    4,257,792   4,747,278

INCOME (LOSS)
  FROM OPERATIONS            220,789     (260,467)     179,414    (175,009)

   Interest expense            2,274        3,684        4,378       7,430
                         ___________   __________   __________  __________
NET INCOME (LOSS)            218,515     (264,151)     175,036    (182,439)

Less dividend
  requirements on
  preferred stock             74,776       69,267      148,588     137,648
                         ___________   __________   __________  __________
INCOME (LOSS) ALLOCABLE
  TO COMMON STOCKHOLDERS    $143,739    $(333,418)     $26,448   $(320,087)

Income (loss)
  per common share:
    Basic and diluted           $.03        $(.06)        $.00       $(.06)

Weighted average number
 of common shares:
   Basic and diluted       5,515,064    5,511,686    5,515,064   5,142,861



See notes to Financial Statements


TGC INDUSTRIES, INC.
Statements of Cash Flows (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                      _____________________
                                                        2003         2002
                                                      ________     ________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                    $175,036    $(182,439)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation and amortization                      732,271      772,038
   Gain on disposal of property and equipment           (9,349)          -
   Changes in operating assets and liabilities
     Trade accounts receivable                         (25,329)   1,061,694
     Cost and estimated earnings in excess of
       billings on uncompleted contracts                32,845     (142,545)
     Prepaid expenses and other                         45,381      (34,052)
     Other assets                                           -            -
     Trade accounts payable                           (108,025)    (805,823)
     Accrued liabilities                               (19,023)     (56,519)
     Billings in excess of cost and estimated
      earnings on uncompleted contracts               (582,281)    (588,348)
                                                    __________   __________
      NET CASH PROVIDED BY OPERATING ACTIVITIES        241,526       24,006

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                 (74,264)    (100,240)
  Proceeds from sale of property and equipment           9,349           -
                                                    __________   __________
      NET CASH USED IN INVESTING ACTIVITIES            (64,915)    (100,240)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable                   -        29,861
  Principal payments on notes payable                 (132,201)     (14,978)
  Principal payments on capital lease obligations      (90,669)    (145,111)
                                                    __________   __________
      NET CASH USED IN FINANCING ACTIVITIES           (222,870)    (130,228)
                                                    __________   __________
      NET DECREASE IN CASH AND CASH EQUIVALENTS        (46,259)    (206,462)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       523,120    1,043,961
                                                    __________   __________
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $476,861     $837,499
                                                    ==========   ==========
Supplemental cash flow information
  Interest paid                                         $2,274       $7,430
  Income taxes paid                                     $   -        $   -

Noncash investing and financing activities

Capital lease obligations incurred                      $   -       $22,712
Series C Preferred Stock converted to Common Stock      $   -      $977,550

See notes to Financial Statements
                                      6

TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2003

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

NOTE C -- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. The effect of preferred stock dividends on the amount of income (loss) available to common stockholders was $.01 and $(.01) for the three months ended June 30, 2003 and 2002, respectively, and $.03 and $(.03) for the six months ended June 30, 2003 and 2002 respectively.

Outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive totaled 2,350,000 for the three and six month periods ended June 30, 2003, and 850,000 for the three and six month periods ended June 30, 2002. Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive totaled 232,100 for each of the three and six month periods ended June 30, 2003 and 2002.

TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2003
(Continued)

NOTE D   DIVIDENDS

Holders of the Company's Series C 8% Convertible Exchangeable Preferred Stock ("Series C Preferred Stock") will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8% per annum. The dividends are payable semi-annually during January and July of each year. At June 30, 2003, cumulative dividends of $104,580 were in arrears on the Company's Series C Preferred Stock.

Holders of the Company's 8-1/2% Senior Convertible Preferred Stock (the "Senior Preferred Stock") will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8-1/2% per annum. The dividends are payable semi-annually during June and December of each year. Dividends paid during 2000, on the Senior Preferred Stock, were paid in additional shares of Senior Preferred Stock, in accordance with the terms of the Statement of Resolution Establishing the Senior Preferred Stock. In addition, the holders elected to receive payment of the 2001, 2002 and June 1, 2003 dividends in additional shares of Senior Preferred Stock. At June 30, 2003, there were no dividends in arrears on the Company's Senior Preferred Stock.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company's crew returned to work in late January 2003 after being idle since early November 2002. The Company was able to maintain a sufficient level of backlog to keep one of its two crews employed the entire second quarter of 2003. As a result, TGC reported a profit for both the three and six month periods ended June 30, 2003. TGC reported net income, before dividend requirements on preferred stock, of $218,515 on revenue of $2,835,401, for the three month period ended June 30, 2003 compared with a net loss, before dividend requirements on preferred stock, of $264,151 on revenue of $1,654,409 for the same period of 2002. Income per common share, on a basic and diluted basis, was $.03 for the three month period ended June 30, 2003, compared with a loss per common share of $.06 for the same period of 2002.

For the six month period ended June 30, 2003, TGC reported net income, before dividend requirements on preferred stock, of $175,036 on revenue of $4,437,206, compared with a net loss, before dividend requirements on preferred stock, of $182,439 on revenue of $4,572,269 for the same period of 2002. Income per common share, on a basic and diluted basis, was $.00 for the six month period ended June 30, 2003, compared with a loss per common share of $.06 for the same period of 2002.

The number of common shares used in the income (loss) per share computation for the three and six month periods ended June 30, 2003 and 2002, do not include any common shares issuable for stock options, warrants or convertible securities because the effect of their inclusion would be anti-dilutive.

Oil and gas exploration companies have recently increased the level of activity in their domestic oil and gas exploration programs. Though there can be no assurance, should this increased level of activity in the industry continue, management believes TGC may secure enough contracts to enable the Company to improve its performance during the second half of 2003 compared with the second half of 2002.

Non-cash charges for depreciation and amortization were $732,271 in the first six months of 2003 compared with $772,038 for the same period of 2002.

At December 31, 2002, TGC had net operating loss carryforwards of approximately $9,000,000 available to offset future taxable income, which expire at various dates through 2022.

FINANCIAL CONDITION

Cash of $241,526 was provided by operations during the first six months of 2003 compared with cash provided by operations of $24,006 for the same period of 2002. This increase was primarily the result of an increasing level of activity in the first six months of 2003 compared with a declining level of activity in the same period of 2002. During the first six months of 2003, $74,264 was spent for capital expenditures to replace certain vehicles and equipment. In addition, $9,349 was received as proceeds from the sale of property and equipment. As a result, net cash of $64,915 was used in investing activities during the first six months of 2003. Principal payments of notes payable of $132,201 along with principal payments of capital lease obligations of $90,669 resulted in net cash of $222,870 being used in financing activities during the first six months of 2003. TGC anticipates that available funds, together with anticipated cash flows generated from future operations will be sufficient to meet TGC's minimum lease and note payment obligations.

In September 2002, TGC issued 1,500,000 detachable stock warrants to an investor group that included certain directors in exchange for a line of credit, that expired December 31, 2002, in an amount up to $300,000. The warrants cover 1,500,000 shares of Common Stock, expire on September 10, 2012, and are exercisable at $.20 per whole share (provided, however that the exercise price at the time of a given exercise of the warrants shall not be less than the then per share par value of the Common Stock). Since the shareholders approved a reduction in the par value of the Common Stock from $.30 to $.01 at the Annual Meeting in June 2003, no adjustment to the exercise price of the warrants will be required. During September 2002, TGC borrowed $150,000 of the available funds. The promissory notes, which bore interest at 6.75% per annum, were paid in full during December 2002 and January 2003.

In March 2003 the same investor group that provided the above described line of credit in 2002, committed to provide a line of credit up to $300,000 through December 31, 2003, on the same terms as the 2002 line of credit, provided that warrants covering only 750,000 shares of Common Stock will be issued in consideration for the commitment to provide the line of credit and warrants covering the remaining 750,000 shares of Common Stock will only be issued in proportion to the amount of the $300,000 commitment which the Company determines to draw on (e.g. if the Company borrows a total of $150,000, warrants covering 375,000 shares will be issued and if the Company borrows the full commitment of $300,000, warrants covering 750,000 shares will be issued). As of July 31, 2003, the Company had no borrowings against the line of credit.

Working capital increased $814,238 to $678,424 at June 30, 2003 from the December 31, 2002, negative working capital of $135,814. The Company's current ratio was 2.3 at June 30, 2003, compared with .9 at December 31, 2002. Stockholders' equity increased $175,036 to $1,535,310 at June 30,
2003 from the December 31, 2002 balance of $1,360,274.   This increase was
attributable to the net income, before dividend requirements on preferred stock, of $175,036.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held June 12, 2003. The following matters were voted upon and approved by the Company's shareholders:

     a. Election to the Board of Directors of Messrs. Edward L. Flynn, Herbert M. Gardner, Allen T. McInnes, Pasquale V. Scaturro, James
         M. Tidwell, Wayne A. Whitener and William C. Hurtt, Jr. was approved by the shareholders by a majority vote by a vote of 7,473,352 to 6,262. Mr. William J. Barrett was elected to the Board of Directors by a majority vote by a vote of 7,471,352 to 8,262.

     b. An amendment to the Company's Articles of Incorporation to reduce the par value of the Company's Common Stock from $.30 to $.01 was approved by the shareholders by a two-thirds vote by a vote of 7,464,141 to 15,345 with 128 abstaining.

     c. Ratification of the selection of the Company's auditors, Lane Gorman Trubitt, L.L.P., was approved by the shareholders by a majority vote by a vote of 7,478,609 to 936 with 69 abstaining.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

     a.  The following is a list of exhibits to this Form 10-QSB:

         99.1 Certification of Chief Executive Officer of TGC Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of Treasurer (Principal Financial and Accounting Officer) of TGC Industries, Inc. pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

     b. Reports - A report under Item 4 of Form 8-K was filed on April 2, 2003, to announce that Grant Thornton LLP ("Grant Thornton") notified the Audit Committee (the "Audit Committee") of the Board of Directors of the Company and the Board of Directors of the Company that Grant Thornton declined to stand for re-election as the Company's principal accountants. In addition, on April 2, 2003, the Audit Committee and the Board of Directors approved the engagement of Lane Gorman Trubitt, L.L.P. as the Company's principal accountants.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TGC INDUSTRIES, INC.

Date: August 11, 2003       /s/ Wayne A. Whitener
                                Wayne A. Whitener
                                President & Chief
                                Executive Officer
                               (Principal Executive Officer)


Date: August 11, 2003       /s/ Kenneth W. Uselton
                                Kenneth W. Uselton
                                Treasurer (Principal Financial
                                and Accounting Officer)

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

Date:  August 11, 2003

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

Date:  August 11, 2003

                            /s/ Kenneth W. Uselton
                                Kenneth W. Uselton
                                Treasurer (Principal Financial
                                and Accounting Officer)

                                 Exhibit 99.1

                               Certification of
                           Chief Executive Officer
                      of TGC Industries, Inc. Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002


This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-QSB(the "Form 10-QSB") for the quarter ended June 30, 2003 of TGC Industries, Inc. (the "Company"). I, Wayne A. Whitener, the Chief Executive Officer of the Company, certify that, to the best of my knowledge:

(1) The Form 10-QSB fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 11, 2003



                            /s/Wayne A. Whitener
                               Wayne A. Whitener
                               Chief Executive Officer


                                 Exhibit 99.2

                               Certification of
             Treasurer (Principal Financial and Accounting Officer)
                      of TGC Industries, Inc. Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002


This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-QSB(the "Form 10-QSB") for the quarter ended June 30, 2003 of TGC Industries, Inc. (the "Company"). I, Kenneth W. Uselton, Treasurer (Principal Financial and Accounting Officer) of the Company, certify that, to the best of my knowledge:

(1) The Form 10-QSB fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 11, 2003

                            /s/ Kenneth W. Uselton
                                Kenneth  W. Uselton
                                Treasurer (Principal Financial and
                                Accounting Officer)




4891.00001/359085.1