Form 10QSB
period 2003-09-30
TGC INDUSTRIES INC
filed 2003-11-12
CIK 799165

U.S. SECURITIES AND EXCHANGE
                           Washington, D.C. 20549

                                 FORM 10-QSB

       (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2003.

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

                           Yes  X        No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                             Outstanding at October 31, 2003
Common Stock ($.01 Par Value)                           5,695,064














                                    1




PART I -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS

     Incorporated herein is the following unaudited financial information:

        Balance Sheet as of September 30, 2003.

        Statements of Operations for the three and nine month periods ended September 30, 2003 and 2002.

        Statements of Cash Flows for the nine-month periods ended September 30, 2003 and 2002.

        Notes to Financial Statements.







































                                    2




TGC INDUSTRIES, INC.
BALANCE SHEET
(UNAUDITED)

                                                 SEPTEMBER 30,
                                                     2003
                                                 ____________
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                      $1,049,191
  Trade accounts receivable                         500,301
 Cost and estimated earnings in excess
  of billings on uncompleted contracts                9,844
  Prepaid expenses and other                        100,097
                                                 __________

        Total current assets                      1,659,433

PROPERTY AND EQUIPMENT - at cost

   Machinery and equipment                       11,715,344
   Automobiles and trucks                           842,006
   Furniture and fixtures                           326,108
   Other                                             18,144
                                                 __________
                                                 12,901,602
   Less accumulated depreciation
   and amortization                             (12,175,213)
                                                 __________
                                                    726,389

OTHER ASSETS                                          4,824
                                                 __________
        Total assets                             $2,390,646
                                                 ==========

See notes to Financial Statements














                                      3




TGC INDUSTRIES, INC.
BALANCE SHEET -- CONTINUED
(UNAUDITED)

                                                         SEPTEMBER  30,
                                                              2003
                                                         ______________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Trade accounts payable                                    $240,004
   Accrued liabilities                                        170,216
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                       127,089
   Current maturities of notes payable                          2,489
   Current portion of capital lease obligations                38,986
                                                            _________
        Total current liabilities                             578,784

NOTES PAYABLE, less current maturities                         97,115

CAPITAL LEASE OBLIGATIONS, less current portion                52,661

COMMITMENTS AND CONTINGENCIES                                     -

STOCKHOLDERS' EQUITY

   Preferred stock, $1.00 par value; 4,000,000
      shares authorized:
      8-1/2% Senior convertible preferred stock;
     2,900,973 shares issued and outstanding                2,900,973

      8% Series C convertible exchangeable
     preferred stock; 1,150,350 shares issued,
     58,100 shares outstanding                                 58,100

   Common stock, $.01 par value; 25,000,000
      shares authorized; 5,547,008 shares issued               55,470

   Additional paid-in capital                               6,793,238

   Accumulated deficit                                     (7,930,381)

   Treasury stock, at cost (31,944 shares)                   (215,314)
                                                            _________
                                                            1,662,086
                                                            _________
        Total liabilities and stockholders' equity         $2,390,646
                                                            =========
See notes to Financial Statements

                                     4




TGC INDUSTRIES, INC.
STATEMENTS OF OPERATIONS

                           Three Months Ended         Nine Months Ended
                              September 30,              September 30,
                          ______________________    ______________________
                               (Unaudited)                (Unaudited)
                            2003         2002         2003         2002
                          _________    _________    _________    _________
Revenue                  $2,099,890   $1,126,169   $6,537,096   $5,698,438

Cost of services          1,725,389    1,555,672    5,532,444    5,840,573
Selling, general,
  administrative            245,616      237,356      696,353      699,733
                          _________    _________    _________    _________
                          1,971,005    1,793,028    6,228,797    6,540,306

INCOME (LOSS)
  FROM OPERATIONS           128,885     (666,859)     308,299     (841,868)

   Interest expense           2,109        3,330        6,487       10,760
                          _________    _________    _________    _________
NET INCOME (LOSS)           126,776     (670,189)     301,812     (852,628)

Less dividend
  requirements on
  preferred stock            76,703       71,040      225,291      208,688
                          _________    _________    _________    _________
INCOME (LOSS) ALLOCABLE
  TO COMMON STOCKHOLDERS    $50,073    $(741,229)     $76,521  $(1,061,316)

Income (loss)
  per common share:
     Basic and diluted         $.01        $(.13)        $.01        $(.20)

Weighted average number
  of common shares:
     Basic and diluted    5,515,064    5,515,064    5,515,064    5,268,292


See notes to Financial Statements









                                     5







TGC INDUSTRIES, INC.
Statements of Cash Flows (Unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                                      ____________________
                                                        2003       2002
                                                      ________   _________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                    $301,812   $(852,628)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation and amortization                    1,082,525   1,148,240
   Gain on disposal of property and equipment           (9,349)       -
   Changes in operating assets and liabilities
    Trade accounts receivable                          161,749     803,928
    Cost and estimated earnings in excess of
      billings on uncompleted contracts                 23,001      20,134
    Prepaid expenses and other                           1,868     (14,326)
    Trade accounts payable                              40,668    (824,831)
    Accrued liabilities                                 48,699     (38,523)
    Billings in excess of cost and estimated
     earnings on uncompleted contracts                (747,098)   (576,569)
                                                       _______     _______
    NET CASH PROVIDED BY (USED IN)OPERATING ACTIVITIES 903,875    (334,575)
                                                       _______     _______
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                 (141,051)   (100,240)
 Proceeds from sale of property and equipment            9,349        -
                                                       _______     _______
    NET CASH USED IN INVESTING ACTIVITIES             (131,702)   (100,240)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of notes payable                  -        179,861
 Principal payments on notes payable                  (132,827)    (26,286)
 Principal payments on capital lease obligations      (113,275)   (155,030)
                                                       _______     _______
    NET CASH USED IN FINANCING ACTIVITIES             (246,102)     (1,455)
                                                       _______     _______
    NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                               526,071    (436,270)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       523,120   1,043,961
                                                       _______     _______
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $1,049,191    $607,691
                                                     =========     =======
Supplemental cash flow information
  Interest paid                                        $ 4,378    $ 10,760
  Income taxes paid                                    $  -       $   -
Noncash investing and financing activities
Capital lease obligations incurred                     $48,460    $ 22,712
Series C Preferred Stock converted to Common Stock     $  -       $977,550

See notes to Financial Statements
                                             6




TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2003

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

NOTE C -- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. The effect of preferred stock dividends on the amount of income (loss) available to common stockholders was $.01 and $(.01) for the three months ended September 30, 2003 and 2002, respectively, and $.04 and $(.04) for the nine months ended September 30, 2003 and 2002 respectively.

Outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive totaled 3,100,000 and 2,652,200 for the three and nine month periods ended September 30, 2003, respectively, and 1,176,085 and 959,890 for the three and nine month periods ended September 30, 2002, respectively. Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive totaled 232,100 for each of the three and nine month periods ended September 30, 2003 and 2002.

TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2003
(Continued)

NOTE D   DIVIDENDS

Holders of the Company's Series C 8% Convertible Exchangeable Preferred Stock ("Series C Preferred Stock") will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8% per annum. The dividends are payable semi-annually during January and July of each year. At September 30, 2003, cumulative dividends of $104,580 were in arrears on the Company's Series C Preferred Stock.

Holders of the Company's 8-1/2% Senior Convertible Preferred Stock (the "Senior Preferred Stock") will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8-1/2% per annum. The dividends are payable semi-annually during June and December of each year. Dividends paid during 2000, on the Senior Preferred Stock, were paid in additional shares of Senior Preferred Stock, in accordance with the terms of the Statement of Resolution Establishing the Senior Preferred Stock. In addition, the holders elected to receive payment of the 2001, 2002 and June 1, 2003 dividends in additional shares of Senior Preferred Stock. At September 30, 2003, there were no dividends in arrears on the Company's Senior Preferred Stock.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company's crew returned to work in late January 2003 after being idle since early November 2002. The Company has been able to maintain a sufficient level of backlog to keep one of its two crews employed since the beginning of the second quarter of 2003. As a result, TGC reported a profit for both the three and nine month periods ended September 30, 2003. TGC reported net income, before dividend requirements on preferred stock, of $126,776 on revenue of $2,099,890 for the three month period ended September 30, 2003 compared with a net loss, before dividend requirements on preferred stock, of $670,189 on revenue of $1,126,169 for the same period of 2002. Income per common share, on a basic and diluted basis, was $.01 for the three month period ended September 30, 2003, compared with a loss per common share of $.13 for the same period of 2002.

For the nine month period ended September 30, 2003, TGC reported net income, before dividend requirements on preferred stock, of $301,812 on revenue of $6,537,096, compared with a net loss, before dividend requirements on preferred stock, of $852,628 on revenue of $5,698,438 for the same period of 2002. Income per common share, on a basic and diluted basis, was $.01 for the nine month period ended September 30, 2003, compared with a loss per common share of $.20 for the same period of 2002.

The number of common shares used in the income (loss) per share computation for the three and nine month periods ended September 30, 2003 and 2002, do not include any common shares issuable for stock options, warrants or convertible securities because the effect of their inclusion would be anti-dilutive.

Oil and gas exploration companies have recently increased the level of activity in their domestic oil and gas exploration programs. Though there can be no assurance, should this increased level of activity in the industry continue, management believes TGC may secure enough contracts to enable the Company to improve its performance during the fourth quarter of 2003 compared with the fourth quarter of 2002.

Non-cash charges for depreciation and amortization were $1,082,525 in the first nine months of 2003 compared with $1,148,240 for the same period of 2002.

At December 31, 2002, TGC had net operating loss carryforwards of approximately $9,000,000 available to offset future taxable income, which expire at various dates through 2022.

FINANCIAL CONDITION

Cash of $903,875 was provided by operations during the first nine months of 2003 compared with cash used in operations of $334,575 for the same period of 2002. This increase was primarily the result of an increasing level of activity in the first nine months of 2003 compared with a declining level of activity in the same period of 2002. During the first nine months of 2003, $141,051 was spent for capital expenditures to replace certain vehicles and equipment. In addition, $9,349 was received as proceeds from the sale of property and equipment. As a result, net cash of $131,702 was used in investing activities during the first nine months of 2003. Principal payments of notes payable of $132,827 along with principal payments of capital lease obligations of $113,275 resulted in net cash of $246,102 being used in financing activities during the first nine months of 2003. TGC anticipates that available funds, together with anticipated cash flows generated from future operations will be sufficient to meet TGC's minimum lease and note payment obligations.

In September 2002, TGC issued 1,500,000 detachable stock warrants to an investor group that included certain directors in exchange for a line of credit, that expired December 31, 2002, in an amount up to $300,000. The warrants cover 1,500,000 shares of Common Stock, expire on September 10, 2012, and are exercisable at $.20 per whole share. During September 2002, TGC borrowed $150,000 of the available funds. The promissory notes, which bore interest at 6.75% per annum, were paid in full during December 2002 and January 2003.

In March 2003 the same investor group that provided the above described line of credit in 2002, committed to provide a line of credit up to $300,000 through December 31, 2003, on the same terms as the 2002 line of credit, provided that warrants covering only 750,000 shares of Common Stock were issued in consideration for the commitment to provide the line of credit and warrants covering the remaining 750,000 shares of Common Stock will only be issued in proportion to the amount of the $300,000 commitment which the Company determines to draw on (e.g. if the Company borrows a total of $150,000, warrants covering 375,000 shares will be issued and if the Company borrows the full commitment of $300,000, warrants covering 750,000 shares will be issued). As of October 31, 2003, the Company had no borrowings against the line of credit.

Working capital increased $1,216,463 to $1,080,649 at September 30, 2003 from the December 31, 2002, negative working capital of $135,814. The Company's current ratio was 2.9 at September 30, 2003, compared with .9 at December 31, 2002. Stockholders' equity increased $301,812 to $1,662,086 at September 30, 2003 from the December 31, 2002 balance of $1,360,274. This increase was attributable to the net income, before dividend requirements on preferred stock, of $301,812.

Management believes, although there can be no assurance, that available funds together with anticipated cash flows generated from future operations will be sufficient to meet the Company's cash needs through the first six months of 2004.

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

PART II - OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
     a.  The following is a list of exhibits to this Form 10-QSB:

         31.1 Certification of Chief Executive Officer of TGC Industries, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Treasurer (Principal Financial and Accounting Officer) of TGC Industries, Inc. pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer of TGC Industries, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Treasurer (Principal Financial and Accounting Officer) of TGC Industries, Inc. pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

     b.  Reports on Form 8-K:  None.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TGC INDUSTRIES, INC.

Date: November 12, 2003     /s/ Wayne A. Whitener
                                Wayne A. Whitener
                                President & Chief
                                Executive Officer
                               (Principal Executive Officer)


Date: November 12, 2003     /s/ Kenneth W. Uselton
                                Kenneth W. Uselton
                                Treasurer (Principal Financial
                                and Accounting Officer)

EXHIBIT 31.1


                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Wayne A. Whitener, Chief Executive Officer of TGC Industries, Inc. certify that:

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

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

              a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

              c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  November 12, 2003

                            /s/ Wayne A. Whitener
                                Wayne A. Whitener
                                President & Chief
                                Executive Officer
                               (Principal Executive Officer)

EXHIBIT 31.2


               CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Kenneth W. Uselton, Principal Financial Officer of TGC Industries, Inc. certify that:

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  November 12, 2003

                            /s/ Kenneth W. Uselton
                                Kenneth W. Uselton
                                Treasurer (Principal Financial
                                and Accounting Officer)

EXHIBIT 32.1

                             Certification of
                         Chief Executive Officer
                    of TGC Industries, Inc. Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002


This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-QSB(the "Form 10-QSB") for the quarter ended September 30, 2003 of TGC Industries, Inc. (the "Company"). I, Wayne A. Whitener, the Chief Executive Officer of the Company, certify that, to the best of my knowledge:

(1) The Form 10-QSB fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:       November  12, 2003



                                             /s/ Wayne A. Whitener
                                                 Wayne A. Whitener
                                                 Chief Executive Officer

EXHIBIT 32.2

                           Certification of
           Treasurer (Principal Financial and Accounting Officer)
                  of TGC Industries, Inc. Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002


This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-QSB(the "Form 10-QSB") for the quarter ended September 30, 2003 of TGC Industries, Inc. (the "Company"). I, Kenneth W. Uselton, Treasurer (Principal Financial and Accounting Officer) of the Company, certify that, to the best of my knowledge:

(1) The Form 10-QSB fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:       November 12, 2003


                                   /s/   Kenneth W. Uselton
                                         Kenneth  W. Uselton
                                         Treasurer (Principal Financial and
                                         Accounting Officer)





4891.00001/377523.1