Form 10KSB
period 2003-12-31
TGC INDUSTRIES INC
filed 2004-03-30
CIK 799165

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended December 31, 2003
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

         Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock ($.01 Par Value)
     Series C 8% Convertible Exchangeable Preferred Stock ($1.00 Par Value)

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

State issuer's revenues (from continuing operations) for its most recent
fiscal year:                                                       $8,468,051

State the aggregate market value of the registered voting stock (Common Stock, $.01 par value and Series C 8% Convertible Exchangeable Preferred Stock, $1.00 par value) held by non-affiliates computed by reference to the price at which
the stock was sold on March 16, 2004:                              $2,410,566

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                            Outstanding as of March 16, 2004
Common Stock ($.01 Par Value)                            5,695,064








                    Documents Incorporated by Reference

          Document                        Part of the Form 10-KSB Into Which
Portions of the Proxy Statement           the Document is Incorporated:
for Annual Meeting of shareholders        Items 9 through 12 and Item 14
to be held on June 10, 2004               of Part III

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

     The holders of the Company's outstanding Series C Preferred Stock, voted at the Annual Meeting held May 11, 2000, to consent to a new series of 8.5% Senior Convertible Preferred Stock ("Senior Preferred Stock"). The affirmative vote of the holders of two-thirds (2/3) of the outstanding shares of Series C Preferred Stock approved the new series of Senior Preferred Stock. As a result of the consent to the new series of Senior Preferred Stock by the Series C Preferred Stock shareholders and in accordance with the terms of the Debenture Agreement, WEDGE Energy, on May 17, 2000, converted its Debenture plus accrued interest into 2,252,445 shares of Senior Preferred Stock. Per the Debenture Agreement, dividends on the Senior Preferred Stock have been paid by the issuance of additional shares of Senior Preferred Stock through December 1, 2003. As a result, 771,819 shares of Senior Preferred Stock have been issued to WEDGE Energy as dividend payments from June 1, 2000, through December 1, 2003.

     In February 2004, WEDGE Energy completed a transaction, selling all of its 3,024,264 shares of Senior Preferred Stock to a small number of investors that included several members of the Company's Board of Directors who purchased 1,772,200 of such shares. In addition, WEDGE Energy's two designated Board members have resigned.

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

     In January 2002, the Company entered into a two year Joint Venture Agreement (the "Joint Venture") with a gravity data processing center, (the "Processing Center"). Per the Joint Venture the Company will furnish the Processing Center with approximately 100,000 stations of the Company's digitized gravity data, and the Processing Center, using industry standards along with the latest technological gravity data processing software and techniques, will process the digitized data producing a data set (the "Data Set"). During the term of this Agreement the Company and the Processing Center will endeavor to market and license the Data Set. In consideration for the Processing Center's unique state-of-the-art gravity processing software and techniques, upon licensing by the Company or the Processing Center of any or all of the Data Set, the Company agrees to pay the Processing Center a twenty percent commission. Upon expiration of the Joint

Venture, the Data Set and all related information provided the Processing Center will be returned to the Company. In February 2004, the Company and the Processing Center entered into an agreement to extend the Joint Venture for a period of three years. Revenue from the licensing of gravity data represents a small portion of the Company's total revenue, however, because the Data Bank has been fully amortized and only minimal expenses are incurred with each license agreement, revenues from the licensing of gravity data are very profitable.

     As a service business, the Company's domestic geophysical services business is not dependent upon the supply of raw materials or any other products and, therefore, the Company does not have arrangements with any raw material suppliers.

     The Company has the capability of utilizing two seismic crews to perform its geophysical services and, in any given period, these crews may generate a significant portion of their respective revenues from one or more clients. For the year ended December 31, 2003, two customers accounted for fifteen percent (15%) and twelve percent (12%) of the Company's revenue, respectively. The Company enters into a general or master agreement with each of its clients for the provision of geophysical services and a supplementary agreement (which becomes a part of the general agreement) with respect to each particular job that the Company performs for a client.
Under the terms of such agreements, the Company generally contracts to supply all personnel, transportation and equipment to perform seismic surveys for a given prospect for a fixed price plus reimbursement for certain third party charges. The Company generally bills its clients on a progressive basis over the term of the contract. The Company is generally obligated to maintain insurance against injury or damage to persons or equipment arising from the performance of its services and to indemnify its customers against all claims and liability arising therefrom. Management believes this insurance coverage is sufficient.

      Beginning approximately in mid 1998, activity in the U.S. Geophysical Industry declined significantly due to a decline in the price of oil. As a result, TGC reduced its operations to one crew in 1999 and continued to operate one crew during 2000. TGC experienced an increase in demand for its services in 2001 securing a sufficient number of contracts to operate at a two-crew level during the second half of 2001. However, this increased level of activity was short-lived, and TGC reduced its operations to one crew in 2002. As a result, management began exploring ways of increasing bidding opportunities in existing markets. In February 2002, the Company entered into an agreement with a corporation to dispose of the Company's shot hole drilling equipment, and to use the proceeds of the disposal to acquire five buggy-mounted Vibroseis units and purchase certain additional equipment needed to make the Vibroseis equipment compatible with the Company's recording equipment. A one-year $30,000 note financed this additional equipment. The acquisition of this equipment opened up an opportunity in an existing market, in which the Company had not participated, thereby increasing its bidding opportunities. The Company has been successful in the Vibroseis market with a significant portion of the Company's 2003 revenue being generated from Vibroseis contracts. Although the Company continued to operate at the one-crew level during 2003, revenue increased 35% over 2002. The Company announced in mid January 2004 that, given that oil and gas exploration companies had increased the level of activity in their domestic oil and gas exploration programs, it had acquired three additional Vibroseis units and deployed a second seismic crew. Although there can be no assurance, should this increased level of activity in the industry continue during 2004, management believes the Company will be able to operate at the two-crew level for the remainder of 2004. Excess capacity remains in the land-based geophysical service industry and pricing continues to be very competitive. Company management continues to monitor expenses and, where possible, implement cost containment programs to remain highly competitive through this continued difficult period in the industry. During 2001, there were a number of consolidations and mergers in the geophysical industry. In addition, in late 2002 a major seismic competitor shut down all its U.S. and Canadian land-based seismic operations. Although there can be no assurance, management is hopeful that with fewer seismic crews available in the marketplace, TGC will be able to secure contracts with improved margins thereby improving its future performance.

      As of December 31, 2003, TGC employed 67 employees, supporting one seismic crew with a total of 60 crew members and direct support members.
The Company believes its relationship with its employees to be satisfactory.


ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's headquarters are in leased facilities located in Plano, Texas from which it conducts all its current operations. These facilities include 8,000 square feet of office and warehouse space and an outdoor storage area of approximately 10,000 square feet. The monthly rent is $5,832. This facility is used to house corporate offices and serves as the headquarters for the geophysical business. The Company is not responsible for insuring the facilities. The condition of the Company's facilities is good and TGC management believes that these properties are suitable and adequate for the Company's foreseeable needs.


ITEM 3. LEGAL PROCEEDINGS.

     The Company is a defendant in various legal actions that arose out of the normal course of business. In the opinion of Management, none of the actions will result in any significant loss to the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted by the Company, during the fourth quarter of the fiscal year ended December 31, 2003, to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

     The number of shareholders of record of TGCI's Common Stock as of March 16, 2004, was 120. Due to the number of shares held in nominee or street name, the Company believes that there are a significantly greater number of beneficial owners of its Common Stock. As of such date, CEDE & CO. held 4,142,998 shares in street name. On March 17, 2004, TGC's Common Stock was quoted at a closing bid price of $.86. The high and low bid prices shown below represent prices among the dealers and do not include retail mark-ups, mark-downs, or commissions, and do not necessarily represent actual transactions.

                         Bid Price of TGC Common Stock

Date                                     High                Low
                                      Bid Price           Bid Price
                                      _________           _________

October 1 -- December 31, 2003           .700                .380
July 1 -- September 30, 2003             .380                .150
April 1 -- June 30, 2003                 .150                .075
January 1 -- March 31, 2003              .100                .063

October 1 -- December 31, 2002           .150                .063
July 1 -- September 30, 2002             .230                .150
April 1 -- June 30, 2002                 .350                .150
January 1 -- March 31, 2002              .520                .150

     Dividends are payable on the Company's Common Stock at the discretion of the Board of Directors. In light of the working capital needs of the Company, it is unlikely that cash dividends will be declared and paid on the Company's Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITIONS AND RESULTS OF OPERATIONS.

Results of operations

     Revenues for the year ended December 31, 2003 were $8,468,051 compared with revenues of $6,262,206 for the year ended December 31, 2002. The Company reported net income, before dividend requirements on preferred stock, of $555,165 for the year ended December 31, 2003 compared with a net loss, before dividend requirements on preferred stock of $(1,711,509) for the year ended December 31, 2002. 2003 is the first year since 1998 that the Company has reported net income.

     In 2003, the Company was able to secure a sufficient number of contracts to keep one of its crews employed the entire year. As a result, TGC reported a 35% increase in revenues in 2003 over 2002. This increase in revenue was principally the result of the Company's successful entry into the Vibrosesis market with a significant portion of the 2003 revenue being generated from Vibroseis contracts. Vibroseis contracts tend to have higher margins than dynamite contracts because they do not incur the additional third-party costs associated with dynamite contracts of drilling and explosives. As a result of higher revenue and reduced costs, TGC's cost of services, as a percentage of revenue, decreased to 82.1% in 2003 from 112.2% in 2002. Selling, general and administrative expense increased to $932,709 in 2003 from $884,572 in 2002. This increase was due primarily to an increase in expenses associated with the higher level of revenues. Interest expense decreased to $8,792 in 2003 from $16,807 in 2002. This decrease was attributable to the lower level of debt in 2003 compared with 2002. In June 2003, the Company issued 750,000 detachable stock warrants, with a value of $22,500, to certain directors in exchange for their financial commitment for a line of credit that expired December 31, 2003, in an amount up to $300,000. During 2003, the Company had no borrowings against the line of credit.

     For over thirty years, TGC has successfully served the geophysical industry. However, due to a significant decline in spending for seismic services, that began in mid 1998, by a number of oil and gas clients as a result of significantly lower oil prices, TGC reduced its operations to one seismic acquisition crew in 1999. TGC continued to operate at this one crew level during 2000. Early in 2001, TGC experienced an increase in demand for its services securing a sufficient number of contracts to operate at a two-crew during the second half of 2001. However, this increased level of activity was short-lived, and TGC reduced its operations to one crew in 2002. As a result, management began exploring ways of increasing bidding opportunities in existing markets. In February 2002, the Company entered into an agreement with a corporation to dispose of the Company's shot hole drilling equipment, and to use the proceeds of the disposal to acquire five buggy-mounted Vibroseis units and purchase certain additional equipment needed to make the Vibroseis equipment compatible with the Company's recording equipment. A one-year $30,000 note financed this additional equipment. The acquisition of this equipment opened up an opportunity in an existing market, in which the Company had not participated, thereby increasing its bidding opportunities. The Company has been successful in the Vibroseis market with a significant portion of the Company's 2003 revenue being generated from Vibroseis contracts. Although the Company continued to operate at the one-crew level during 2003, revenue increased 35% over 2002. The Company announced in mid January 2004 that, given that oil and gas exploration companies had increased the level of activity in their domestic oil and gas exploration programs, it had acquired three additional Vibroseis units and deployed a second seismic crew. Though there can be no assurance, should this increased level of activity in the industry continue during 2004, management believes the Company will be able to operate at the two-crew level for the remainder of 2004. Excess capacity remains in the land-based geophysical services industry and pricing continues to be very competitive. Company management continues to monitor expenses and, where possible, implement cost containment programs to remain highly competitive through this continued difficult period in the industry. During 2001, there were a number of consolidations and mergers in the geophysical industry. In addition, in late 2002 a major seismic competitor shut down all its U.S. and Canadian land-based seismic operations. Although there can be no assurance, management is hopeful that with fewer seismic crews available in the marketplace, TGC will be able to secure contracts with improved margins thereby improving its future performance.

     In January 2002, the Company entered into a two year Joint Venture Agreement (the "Joint Venture") with a gravity data processing center, (the "Processing Center"). Per the Joint Venture the Company will furnish the Processing Center with approximately 100,000 stations of the Company's digitized gravity data, and the Processing Center, using industry standards along with the latest technological gravity data processing software and techniques will process the digitized data producing a data set (the "Data Set"). During the term of this Agreement the Company and the Processing Center will endeavor to market and license the Data Set. In consideration for the Processing Center's unique state-of-the-art gravity processing software and techniques, upon licensing by the Company or the Processing Center of any or all of the Data Set, the Company agrees to pay the Processing Center a twenty percent commission. Upon expiration of the Joint Venture, the Data Set and all related information provided the Processing Center will be returned to the Company. In February 2004, the Company and the Processing Center entered into an agreement to extend the Joint Venture for a period of three years. Revenue from the licensing of gravity data represents a small portion of the Company's total revenue, however, because the Data Bank has been fully amortized and only minimal expenses are incurred with each license agreement, revenues from the licensing of gravity data are very profitable.

At December 31, 2003, the Company had net operating loss carry forwards of approximately $7,900,000 available to offset future taxable income, which expire at various dates through 2022.

                             Financial Condition

      Cash of $1,066,743 was provided by operations for the twelve months ended December 31, 2003, compared with cash used in operations of $404,100 for the same period of the prior year. The primary reason for the increase in cash from operations in 2003 compared with 2002 was a significant increase in revenue and net income in 2003 compared with 2002. Net cash of $295,610 was used in investing activities during 2003. This was primarily the result of capital expenditures of $314,959 to acquire three additional Vibroseis units and replace certain vehicles and equipment that had become worn-out during 2003. Principal payments of debt obligations in the amount of $133,458 and principal payments on capital lease obligations of $135,574 resulted in net cash of $269,032 being used in financing activities in 2003. The capital leases entered into in 2003 were primarily for replacement of certain equipment and additional surveying equipment. The terms of these capital leases range in length from six months to three years. The Company anticipates that available funds, together with anticipated cash flows generated from future operations will be sufficient to meet the Company's minimum lease and note payment obligations.

      Working capital increased $1,462,408 to $1,326,594 at December 31, 2003 from the December 31, 2002, working capital deficit of $135,814. The Company's current ratio increased to 3.1 to 1.0 at December 31, 2003 from .9 to 1.0 at December 31, 2002. Stockholders' equity increased to $1,943,339 at December 31, 2003, from the December 31, 2002, balance of $1,360,274 due primarily to the net income reported in 2003 of $555,165.


      In September 2001, the Company entered into a three-year operating lease for the Company's headquarters facility located in Plano, Texas. The Company anticipates that available funds, together with anticipated cash flows generated from future operations will be sufficient to meet the Company's minimum rental payment obligations that are as follows: $52,488 in 2004.

      During 2001, the Company entered into an unsecured revolving line of credit arrangement with a bank, providing for borrowings of up to $125,000. The facility bore interest at prime plus 1% per annum, and matured in October 2003. The Company had committed the availability to irrevocable letters of credit totaling $125,000 which also expired in October 2003. Therefore, the Company had no borrowing availability under this line of credit. The letters of credit, with an insurance company as beneficiary, were being used to guarantee continuing seismic insurance bonds totaling $125,000, issued by the insurance company to two states in which the Company performs seismic surveys. In October 2003, the Company was able to secure replacement seismic bonds from an insurance company that did not require letters of credit.

      In 2000, the Company issued 2,252,445 shares of 8.5% Senior Convertible Preferred Stock ("Senior Preferred Stock") to a debt holder in consideration for an outstanding debenture plus accrued interest, and in accordance with the terms of the Debenture Agreement, issued 103,490 additional shares of Senior Preferred Stock to the Senior Preferred stockholder as payment for 2000 dividends. At the election of the Senior Preferred stockholder, the Company issued 100,127, 104,383, 108,819, 113,444, 118,265 and 123,291 additional shares of Senior Preferred Stock to the Senior Preferred Stockholder as payment for the June 1, 2001, December 1, 2001, June 1, 2002, December 1, 2002, June 1, 2003 and December 1, 2003
dividends, respectively, resulting in 3,024,264 shares outstanding at December 31, 2003.

     In February 2004, WEDGE Energy completed a transaction, selling all of its 3,024,264 shares of Senior Preferred Stock to a small number of investors that included several members of the Company's Board of Directors who purchased 1,772,200 of such shares. In addition, WEDGE Energy's two designated Board members have resigned.

      At a November 30, 2001 meeting, the Company's Board of Directors, in an effort to encourage the conversion of Series C 8% Convertible Exchangeable Preferred Stock ("Series C Preferred Stock") into shares of Common Stock, voted to reduce, on a post-Reverse Split basis, the conversion price of the Series C Preferred Stock from $2.00 per share of Common Stock to $1.61 per share of Common Stock. In addition, the Board of Directors voted to extend the conversion price increase date of the Series C Preferred Stock from the close of business on December 31, 2001 until the close of business on January 31, 2002. As a result, the conversion price was $1.61 per share of Common Stock if converted prior to the close of business on January 31, 2002. After January 31, 2002, and prior to the close of business on December 31, 2002, the conversion price per share of Common Stock was $3.75. Thereafter, the conversion price per share of Common Stock is $6.00. This action by the Board of Directors resulted in 977,550 shares of Series C Preferred Stock being converted into 3,035,839 shares of Common Stock during 2002. As a result, 58,100 shares of Series C Preferred Stock remained outstanding at December 31, 2003 and the cumulative dividends in arrears on the Series C Preferred Stock were $116,200 at December 31, 2003.

      In September 2002, the Company issued 1,500,000 detachable common stock purchase warrants exercisable at the then market price of $.20 per share ("2002 Warrants"), valued at $45,000, to certain investors in exchange for their financial commitment for a line of credit that expired December 31, 2002, in an amount up to $300,000. During September 2002, the Company used $150,000 of available funds under the line of credit. At December 31, 2002, $120,000 remained outstanding under the line of credit and was paid by the Company in January 2003. In June 2003, the Company issued 750,000 detachable common stock purchase warrants on the same terms ("2003 Warrants"), with a value of $22,500, to certain directors in exchange for their financial commitment for a line of credit that expired December 31, 2003, in an amount up to $300,000. During 2003, the Company had no borrowings against the line of credit. Both the 2002 and 2003 Warrant Agreements contain provisions whereby the warrant holders are entitled to exercise their warrants for additional common shares of the Company as a result of the Senior Preferred Stockholder electing to receive additional shares of Senior Preferred Stock as Dividends. As a result, at December 31, 2003, the 2002 Warrants and the 2003 Warrants were exercisable into 1,855,000 and 811,645 shares of common stock, respectively.

     The Company anticipates that available funds, together with anticipated cash flows generated from future operations will be sufficient to meet the Company's cash needs during 2004, so long as one of the Company's two crews is employed, of which there is no assurance.

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


ITEM 7. FINANCIAL STATEMENTS.

                               Financial Statements
                             December 31, 2003 and 2002

                                      CONTENTS

Reports of Independent Certified Public Accountants              p. 13

Financial Statements
   Balance Sheets                                                p. 15
Statements of Operations                                         p. 17
   Statement of Stockholders' Equity                             p. 18
   Statements of Cash Flows                                      p. 19
   Notes to Financial Statements                                 p. 20



Report of Independent Certified Public Accountants

Board of Directors and Stockholders
TGC Industries, Inc.

We have audited the accompanying balance sheet of TGC Industries, Inc. as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TGC Industries, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.





/s/ Lane Gorman Trubitt, L.L.P.
Dallas, Texas
January 30, 2004

Report of Independent Certified Public Accountants

Board of Directors and Stockholders
TGC Industries, Inc.

We have audited the accompanying balance sheet of TGC Industries, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TGC Industries, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.





/s/ Grant Thornton LLP
Dallas, Texas
February 4, 2003

                             TGC Industries, Inc.
                                BALANCE SHEETS
                                 December 31,

                                                     2003           2002
                                                 ____________    ___________
ASSETS

CURRENT ASSETS
Cash and cash equivalents                        $1,025,221       $523,120
Trade accounts receivable                           797,454        662,050
Costs and estimated earnings in excess
  of billings on uncompleted contracts               30,494         32,845
Prepaid expenses and other                          106,322        101,965
                                                 __________      _________
   Total current assets                           1,959,491      1,319,980

PROPERTY AND EQUIPMENT - at cost
  Machinery and equipment                        11,888,410     11,635,752
  Automobiles and trucks                            893,297        833,743
  Furniture and fixtures                            326,108        323,323
                                                ___________     __________
                                                 13,107,815     12,792,818
  Less accumulated depreciation
  and amortization                              (12,313,180)   (11,173,415)
                                                ___________    ___________
                                                    794,635      1,619,403

OTHER ASSETS                                          4,824          4,824
                                                ___________   ____________

                                                 $2,758,950     $2,944,207
                                                ===========   ============



The accompanying notes are an integral part of these statements.

                             TGC Industries, Inc.
                         BALANCE SHEETS - Continued
                                December 31,

                                                     2003           2002
                                                  __________     __________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Trade accounts payable                           $  120,149     $  199,336
Accrued liabilities                                 105,307        121,517
Billings in excess of costs and
  estimated earnings on
  uncompleted contracts                             295,979        874,187
Current maturities of notes payable                   2,594        133,459
Current portion of capital lease
  obligations                                       108,868        127,295
                                                 __________      _________
Total current liabilities                           632,897      1,455,794

NOTES PAYABLE, less current maturities               96,379         98,972

CAPITAL LEASE OBLIGATIONS, less current
portion                                              86,335         29,167

COMMITMENTS AND CONTINGENCIES                            -              -

STOCKHOLDERS' EQUITY
 Preferred stock, $1.00 par value;
  4,000,000 shares authorized; 8.5%
  senior convertible preferred stock;
  3,024,264 and 2,782,708 shares issued
  and outstanding at December 31,2003 and
  2002, respectively                              3,024,264      2,782,708

 8% Series C convertible exchangeable
  preferred stock; 1,150,350 shares issued,
  58,100 shares outstanding                          58,100         58,100

Common stock, $.01 and $.30 par value;
  25,000,000 shares authorized; 5,727,008
  and 5,547,008 issued at December 31,
  2003 and 2002, respectively                        57,270      1,664,102
Additional paid-in capital                        6,696,047      5,302,871
Accumulated deficit                              (7,677,028)    (8,232,193)
Treasury stock, at cost, 31,944 shares             (215,314)      (215,314)
                                                 __________     __________
                                                  1,943,339      1,360,274
                                                 __________     __________
                                                 $2,758,950     $2,944,207
                                                 ==========     ==========


The accompanying notes are an integral part of these statements.

                             TGC Industries, Inc.
                          STATEMENTS OF OPERATIONS
                           Year Ended December 31,

                                                    2003            2002
                                                 __________      __________

Revenue                                          $8,468,051      $6,262,206

Cost and expenses
  Cost of services                                6,948,885       7,027,336
  Selling, general and administrative               932,709         884,572
  Interest expense                                    8,792          16,807
  Debt financing costs                               22,500          45,000
                                                  __________     __________
                                                  7,912,886       7,973,715

     Net income(loss)                               555,165      (1,711,509)

Less dividend requirements on preferred stock      (302,998)       (280,653)
                                                 __________     ___________
     Income(loss) allocable to common
     stockholders                                $  252,167     $(1,992,162)
                                                 ==========     ===========
Earnings(loss) per common share
   Basic                                         $     0.05    $      (0.37)
   Diluted                                       $     0.04    $      (0.37)

Weighted average number of shares outstanding
   Basic                                          5,546,132       5,330,492
   Diluted                                        6,279,109       5,330,492




The accompanying notes are an integral part of these statements.

                                                  TGC Industries, Inc.
                                           STATEMENTS OF STOCKHOLDERS' EQUITY
                                         Years Ended December 31, 2003 and 2002

                                                                       Additional
                          Preferred stock          Common stock         Paid-in
Accumulated   Treasury
                        Shares      Amount       Shares     Amount      capital
deficit       stock        Total
                        ______      ______       ______     ______     __________
___________   _________      _____
Balances at
  January 1, 2002     3,596,095   $3,596,095   2,511,169   $753,350   $5,413,336
$(6,520,684)  $(215,314)  $3,026,783

Conversion of
  preferred stock      (977,550)    (977,550)  3,035,839    910,752       66,798
-           -            -

Dividend on 8-1/2%
  senior convertible
  preferred stock       222,263      222,263                            (222,263)
-           -            -

Issuance of
  stock warrants             -            -           -          -        45,000
-           -        45,000

Net loss                     -            -           -          -            -
(1,711,509)         -    (1,711,509)
                      _________   __________   _________  _________    _________
___________    ________   __________
Balances at
  December 31, 2002   2,840,808    2,840,808   5,547,008  1,664,102    5,302,871
(8,232,193)   (215,314)   1,360,274

Reduction in Par Value
  of Common Stock
  from $.30 to $.01          -            -           -  (1,608,632)   1,608,632
-           -            -

Dividend on 8-1/2%
  senior convertible
  preferred stock       241,556      241,556          -          -      (241,556)
-           -            -

Issuance of
  stock warrants             -            -           -          -        22,500
-           -        22,500

Issuance of
  Common Stock               -            -      180,000      1,800        3,600
-           -         5,400

Net income                   -            -           -          -            -
555,165          -       555,165
                      _________   __________   _________    _______   __________
___________   _________   __________
Balances at
  December 31, 2003   3,082,364   $3,082,364   5,727,008    $57,270   $6,696,047
$(7,677,028)  $(215,314)  $1,943,339
                      =========   ==========   =========    =======   ==========
===========   =========   ==========

The accompanying notes are an integral part of these statements.
                                                           18

                             TGC Industries, Inc.
                           STATEMENTS OF CASH FLOWS
                            Year Ended December 31,

                                                     2003           2002
                                                 __________     __________
Cash flows from operating activities
  Net income (loss)                              $  555,165    $(1,711,509)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities
     Depreciation and amortization                1,314,042      1,522,815
     Gain on disposal of property and equipment     (19,349)            -
     Debt issuance costs                             22,500         45,000
     Director fees                                    5,400
  Changes in operating assets and liabilities
   Trade accounts receivable                       (135,404)       593,904
   Costs and estimated earnings in excess
    of billings on uncompleted contracts              2,351        (12,711)
   Prepaid expenses and other                        (4,357)       (29,146)
   Trade accounts payable                           (79,187)      (868,170)
   Accrued liabilities                              (16,210)       (55,469)
   Billings in excess of costs and estimated
    earnings on uncompleted contracts              (578,208)       111,186
                                                  _________      _________
       Net cash provided by (used in)
        operating activities                      1,066,743       (404,100)

Cash flows from investing activities
  Capital expenditures                             (314,959)       (70,377)
  Proceeds from sale of property and equipment       19,349             -
                                                  _________      _________
       Net cash used in investing activities       (295,610)       (70,377)

Cash flows from financing activities
  Proceeds from issuance of debt                         -         150,000
  Principal payments on notes payable              (133,458)       (67,731)
  Principal payments on capital lease obligations  (135,574)      (128,633)
                                                   ________      _________
       Net cash used in financing activities       (269,032)       (46,364)
                                                   ________      _________
       Net increase (decrease) in cash and cash
         equivalents                                502,101       (520,841)

Cash and cash equivalents at beginning of year      523,120      1,043,961
                                                 __________      _________
Cash and cash equivalents at end of year         $1,025,221      $ 523,120
                                                 ==========      =========
Supplemental cash flow information
  Interest paid                                  $   11,267      $  14,332
  Income taxes paid                              $       -       $      -

Noncash investing and financing activities
  Capital lease obligations incurred             $  174,315      $  70,558
  Financed equipment purchase                    $       -       $  29,861

At the election of the Senior Preferred Stockholder, 108,819, 113,444, 118,265 and 123,291 shares of 8.5% Senior Preferred Stock were issued to the Senior Preferred Stockholder as payment for the June 1, 2002, December 2002, June 1, 2003 and December 1, 2003 dividends, respectively.

The accompanying notes are an integral part of these statements.

                             TGC Industries, Inc.
                        NOTES TO FINANCIAL STATEMENTS
                         December 31, 2003 and 2002

NOTE A - NATURE OF OPERATIONS

TGC Industries, Inc. (TGC or the Company) is engaged in the domestic geophysical services business and primarily conducts seismic surveys and sells gravity data to companies engaged in exploration in the oil and gas industry.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. The Company maintains its accounts at financial institutions located in Texas. The bank accounts are insured by the Federal Deposit Insurance Corporation up to $100,000.

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









                             TGC Industries, Inc.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          December 31, 2003 and 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


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

Stock-Based Compensation

The Company has two stock-based employee compensation plans, which are described more fully in Note H. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income
(loss) and income (loss) per share allocable to common stockholders if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                               Year Ended December 31,
                                        ____________________________________
                                              2003                2002
                                        _________________   ________________
Net income (loss) allocable to common
    stockholders, as reported           $   252,167          $(1,992,162)

Deduct:  Total stock-based employee
    compensation expense determined
    under fair value based method for
    all awards, net of related tax
    effects                             $   (39,123)             (54,643)
                                        ___________          ___________
Pro forma net income (loss) allocable
    TO common stockholders              $   213,044           (2,046,805)
                                        ===========          ===========
Income (loss) per common share
     Basic - as reported                      $0.05                $(.37)
     Diluted - as reported                    $0.04                $(.37)

     Basic - pro forma                        $0.04                $(.38)
     Diluted - pro forma                      $0.03                $(.38)




                             TGC Industries, Inc.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          December 31, 2003 and 2002

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

New Accounting Standards

Recent Accounting Pronouncements - During 2003, the FASB released Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The FASB also revised Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits and amendment of Statements No. 87, 88, and 103." The Company believes that the impact of these new standards will not have a material effect on the Company's financial position, results of operations or disclosures.








                                       22
                             TGC Industries, Inc.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          December 31, 2003 and 2002

Note C - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts are as follows at December 31,:

                                                     2003           2002
                                                 ____________   ____________
Costs incurred on uncompleted contracts
   and estimated earnings                        $  111,567     $  264,751
Less billings to date                              (377,052)    (1,106,093)
                                                 __________     __________
                                                 $ (265,485)    $ (841,342)
                                                 ==========     ==========

The components of uncompleted contracts are reflected in the balance sheets at December 31, 2003 and 2002 as follows:

                                                     2003           2002
                                                  __________     __________
Costs and estimated earnings in excess
  of billings on uncompleted contracts            $  30,494      $  32,845
Billings in excess of costs and
  Estimated earnings on uncompleted
  contracts                                        (295,979)      (874,187)
                                                  _________      _________
                                                  $(265,485)     $(841,342)
                                                  =========      =========

NOTE D - ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31,:

                                                     2003           2002
                                                  __________     __________

Compensation and payroll taxes                    $  65,690      $  33,465
Other                                                39,617         88,052
                                                  _________      _________
                                                  $ 105,307      $ 121,517
                                                  =========      =========

NOTE E - DEBT

Line of Credit

During 2001, the Company entered into an unsecured revolving line of credit arrangement with a bank, providing for borrowings of up to $125,000. The facility bore interest at prime plus 1% per annum, and matured in October




                             TGC Industries, Inc.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          December 31, 2003 and 2002

NOTE E - DEBT - Continued

2003. The Company had committed the availability to irrevocable letters of credit totaling $125,000 which also expired in October 2003. Therefore, the Company had no borrowing availability under this line of credit. The letters of credit, with an insurance company as beneficiary, were being used to guarantee continuing seismic insurance bonds totaling $125,000, issued by the insurance company to two states in which the Company performs seismic surveys. In October 2003, the Company was able to secure replacement seismic bonds from an insurance company that did not require letters of credit.

On June 12, 2003, certain Directors extended a line of credit with a $300,000 credit limit. The line of credit accrued interest at 6.75% and matured December 31, 2003. There were no advances made under this line of credit.

Notes Payable

Notes payable consist of the following at December 31:

                                                     2003           2002
                                                  __________     __________
Note payable to a finance company,
   interest at 4%, due in monthly
   installments of $552 including
   interest; collateralized by
   equipment and accounts receivable              $  98,973      $  101,461

Note payable to a finance company,
   interest at 4%, due in monthly
   installments of $1,130 including
   interest; collateralized by
   equipment and accounts receivable                     -           3,365

Note payable to a finance company,
   Interest at 5%, due in monthly
   installments of $2,556 including
   interest; collateralized by equipment                 -           7,605

Note payable to certain investors                        -         120,000
                                                  _________      _________
                                                  $  98,973      $ 232,431
                                                  =========      =========

Aggregate annual maturities of notes payable at December 31, 2003 are as follows:

   Year Ending
  December 31,
______________
      2004                                                       $   2,594
      2005                                                           2,702
      2006                                                           2,816
      2007                                                           2,934
      2008                                                           3,058
      Thereafter                                                    84,869
                                                                 _________
                                                                    98,973
Less current maturities                                             (2,594)
                                                                 _________
                                                                 $  96,379
                                                                 =========

                             TGC Industries, Inc.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          December 31, 2003 and 2002

NOTE F - LEASES

Capital Leases

The Company leases certain specialized seismic equipment under leases classified as capital leases. The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of December 31, 2003.

Year Ending
December 31,
____________
    2004                                                         $ 115,555
    2005                                                            51,484
    2006                                                            45,681
                                                                 _________
Total minimum lease payments required                              212,720
Less:  Amount representing interest                                (17,517)
                                                                 _________
Present value of minimum lease payments                            195,203
Less current maturities                                           (108,868)
                                                                 _________
                                                                 $  86,335
                                                                 =========


The net book value of the capital assets leased was approximately $259,000 and $285,000 as of December 31, 2003 and 2002, respectively. Total accumulated depreciation on these assets was approximately $132,000 and $168,000 as of December 31, 2003 and 2002, respectively.

Operating Leases

The Company leases office space under an operating lease that expires September 30, 2004. The lease expense for the years ended December 31, 2003 and 2002, was approximately $69,000 and $64,000, respectively.

The following is a schedule by years of future minimum rental payments required under the operating lease as of December 31, 2003:

Year Ending
December 31:
____________
   2004                                                          $  52,488
   Thereafter                                                           -
                                                                 _________

Total minimum payments required                                  $  52,488
                                                                 =========

                             TGC Industries, Inc.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          December 31, 2003 and 2002

NOTE G   FAIR VALUE OF DEBT OBLIGATIONS

The fair value of debt obligations is estimated using discounted cash flows based on the Company's incremental borrowing rate for similar types of borrowings. A comparison of the carrying value and fair value of these instruments is as follows:

                                                         December 31,
                                                  _________________________
                                                     2003           2002
                                                  __________     __________
  Carrying value                                    $98,973       $232,431
  Fair value                                        $98,973       $201,737

NOTE H - STOCKHOLDERS' EQUITY

Earnings Per Share

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

                                                         December 31,
                                                  _________________________
                                                     2003           2002
                                                  __________     __________
  Numerator:
    Net income (loss)                             $ 555,165    $(1,711,509)
    Less dividend requirements
     on preferred stock                            (302,998)      (280,653)
    Income (loss) allocable to                    _________    ___________
     common stockholders                          $ 252,167    $(1,992,162)
                                                  =========    ===========
  Denominator:
    Basic - weighted average common
     shares outstanding                           5,546,132      5,330,492
    Dilutive effect of warrants                     732,977             -
                                                  _________      _________
    Diluted outstanding shares                    6,279,109      5,330,492
                                                  =========      =========
    Basic net income (loss) per share             $     .05      $   (0.37)
    Diluted net income (loss) per share           $     .04      $   (0.37)


The effect of preferred stock dividends on the amount of income (loss) available to common stockholders was $.05 and $.05 for the years ended December 31, 2003 and 2002, respectively.

                             TGC Industries, Inc.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          December 31, 2003 and 2002

NOTE H - STOCKHOLDERS' EQUITY - Continued

Outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive total 850,000 and 1,310,274 for the years ended December 31, 2003 and 2002, respectively.

Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive total 182,100 and 232,100 for the years ended December 31, 2003 and 2002, respectively.

Stock-Based Compensation Plans

The Company currently has in effect a 1993 Stock Option Plan (the "1993 Plan"). Options for up to 283,334 shares of the Company's common stock may be granted under the 1993 Plan. Options under the 1993 Plan must be granted at prices not less than the market price at the date of grant and must be exercised within five years from the date of grant. As of December 31, 2002, options covering 63,100 shares are exercisable as follows: (i) one-third of the shares after the 12 month period following the date of the grant, (ii) two-thirds of the shares after the 24 month period following the date of the grant, and (iii) all of the shares of stock after the 36 month period following the date of the grant. Options covering 34,000 shares expired or were canceled during 2003. At December 31, 2003, outstanding options for 29,100 shares were exercisable.

The Company currently has in effect a 1999 stock option plan (the "1999 Plan"). Options for up to 300,000 shares of the Company's common stock may be granted under the 1999 Plan. Options under the 1999 Plan must be granted at prices not less than the lesser of the par value per share of the stock or the fair market value per share of the Company's stock on the date of the grant, and their term cannot exceed five years from the date of the grant. As of December 31, 2002, options covering 169,000 shares, expire five years from the date of the grant and are exercisable as follows: (i) one-third of the shares after the 12 month period following the date of the grant, (ii) two-thirds of the shares after the 24 month period following the date of the grant, and (iii) all of the shares of stock after the 36 month period following the date of the grant. Options covering 16,000 shares were canceled during 2003. At December 31, 2003, outstanding options covering 153,000 shares were exercisable.

                             TGC Industries, Inc.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          December 31, 2003 and 2002

NOTE H - STOCKHOLDERS' EQUITY - Continued

The following table summarizes activity under the Plans:

                                            Shares under    Weighted average
                                               option        exercise price
                                            ____________    ________________
Balance at January 1, 2002                    232,100         $     .96
     Canceled/expired                              -                 -
                                            _________         _________
Balance at December 31, 2002                  232,100               .96
     Canceled/expired                         (50,000)              .98
                                            _________         _________
Balance at December 31, 2003                  182,100         $     .96
                                            =========         =========
Exercisable at December 31:
     2003                                     182,100         $     .96
     2002                                     175,766         $     .95


The following information applies to options outstanding and exercisable at December 31, 2003:


                                            Weighted
                                             average
                                            remaining           Weighted
        Range of          Number           contractual           average
    Exercise prices     outstanding      life (in years)      exercise price
    _______________     ___________      _______________      ______________

     $.75 - $1.00         182,100             1.72                 $.96


Stock Warrants

Effective January 1, 2001, 181,634 warrants covering 6,054 shares of common stock expired. Per the warrant agreement, any unexercised warrants are automatically deemed exercised at the rate of one share of the Company's common stock for each 30 warrants held. These warrants remain unredeemed at December 31, 2003 and 2002, respectively.

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

                             TGC Industries, Inc.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          December 31, 2003 and 2002

NOTE H - STOCKHOLDERS' EQUITY - Continued

In connection with the commitment to provide the Company with a line of credit up to $300,000 during 2003, certain Directors received warrants covering 750,000 shares with a value of $22,500. These warrants have a strike price of $.20 and expire on June 12, 2013.

The agreements covering the warrants issued in 2002 and 2003 contain provisions that in the event dividends are declared and paid on the Company's Senior Preferred Stock in additional shares of Senior Preferred Stock the number of additional common shares for which the warrants are exercisable and the purchase price shall be adjusted. At December 31, 2003, the warrants issued in 2002 and the warrants issued in 2003 were exercisable into 1,855,000 shares at $.16 per share and 811,645 shares at $.18 per share, respectively.

Preferred Stock

During 1996, the Company issued 1,150,350 shares of Series C 8% convertible exchangeable preferred stock ("Series C Preferred Stock") at $5.00 per share in a private placement offering with gross proceeds of approximately $5,800,000. The Series C Preferred Stock is, at the option of the Company, exchangeable into 8% subordinated convertible debentures. Prior to November 30, 2001, the Series C Preferred Stock and debentures were convertible into shares of the Company's common stock at the conversion price of (i) $2.00 per share if exercised by December 31, 2001, (11) $3.75 per share if exercised from January 1, 2002 by December 31, 2001, (ii) $3.75 per share if exercised from January 1, 2002 through December 31, 2002, and (iii) $6.00 per share thereafter. At a November 30, 2001 meeting, the Company's Board of Directors approved amendments to the conversion terms of the Series C Preferred Stock. The amendments were as follows: the conversion price was reduced from $2.00 per share to $1.61 per share and the date of the conversion price increase to $3.75 per share was delayed from December 31, 2001, until January 31, 2002. The subsequent date of the increase in the conversion price to $6.00 per share remained December 31, 2002. In January 2002, the Series C Preferred shareholders converted 977,550 shares of Series C Preferred Stock into 3,035,839 shares of common stock. As a result, 58,100 shares of Series C Preferred Stock remain outstanding at December 31, 2003.

In 2000, the Company issued 2,252,445 shares of 8.5% Senior Convertible Preferred Stock (Senior Preferred Stock) to a debt holder in consideration for an outstanding debenture plus accrued interest, and in accordance with the terms of the agreement, issued 103,490 additional shares of Senior Preferred Stock to the Senior Preferred stockholder as payment for 2000 dividends. At the election of the Senior Preferred stockholder, the Company issued 100,127, 104,383, 108,819, 113,444, 118,265 and 123,291 additional shares of Senior Preferred Stock to the Senior Preferred stockholder as payment for the June 1, 2001, December 1, 2001, June 1, 2002, December 1, 2002, June 1, 2003 and December 1, 2003 dividends, respectively, resulting in 3,024,264 shares outstanding at December 31, 2003.

                             TGC Industries, Inc.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          December 31, 2003 and 2002


NOTE H - STOCKHOLDERS' EQUITY - Continued

Dividends

Holders of the Company's Series C Preferred Stock will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8% per annum. The dividends are payable semi-annually during January and July of each year. As of December 31, 2003, following the conversion of 977,550 shares of the Series C Preferred Stock as noted above, cumulative dividends of $116,200 were in arrears.

Holders of the Company's Senior Preferred Stock will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8.5% per annum. The dividends are payable semi-annually during June and December of each year. Dividends payable in 2003 and 2002 were paid in additional shares of Senior Preferred Stock, at the election of the Senior Preferred Stockholder.

NOTE I - INCOME TAXES

The income tax provision (benefit) reconciled to the tax computed at the statutory Federal rate is as follows:


                                                           Years Ended
                                                           December 31,
                                                    ________________________
                                                       2003          2002
                                                    __________    __________

Federal tax provision (benefit) at statutory rate   $ 188,756     $(581,913)
Non-deductible expenses                                33,370        24,109
Change in valuation allowance                        (222,126)      557,804
                                                    _________     _________
                                                    $      -      $      -
                                                    =========     =========


                             TGC Industries, Inc.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          December 31, 2003 and 2002

NOTE I - INCOME TAXES - Continued

Deferred tax assets and liability consist of the following:



                                                          December 31,
                                                    ________________________
                                                       2003          2002
                                                    __________    __________
Deferred tax assets
  Net operating loss carryfowards                   $2,783,950   $3,159,224
  Other                                                  3,280        3,502
                                                    __________   __________
                                                     2,787,230    3,162,726
  Deferred tax liability
  Property and equipment                              (107,093)    (260,463)
                                                    __________   __________
                                                     2,680,137    2,902,263
  Less valuation allowance                          (2,680,137)  (2,902,263)
                                                    __________   __________
Net deferred tax asset                              $       -    $       -
                                                    ==========   ==========


At December 31, 2003, the Company had net operating loss carryforwards of approximately $7,900,000 available to offset future taxable income, which expire at various dates through 2023. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits are more likely than not.

NOTE J - 401(k) PLAN

The Company has a 401(k) salary deferral plan which covers all employees who have reached the age of 20.5 years and have been employed by the Company for at least one year. The covered employees may elect to have an amount deducted from their wages for investment in a retirement plan. The Company makes contributions to the plan equal to 100% of each participant's salary reduction contributions to the plan up to 2% of the participant's compensation. The Company's matching contribution to the plan was approximately $21,000 and $17,000 for the years ended December 31, 2003 and 2002, respectively.

                             TGC Industries, Inc.
                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          December 31, 2003 and 2002

NOTE K - CONCENTRATION OF CREDIT RISK

The Company sells its geophysical services primarily to large independent oil and gas companies operating in the United States. The Company performs ongoing credit evaluations of its customer's financial condition and, generally, requires no collateral from its customers.

Sales and accounts receivable from the Company's largest customers as of and for the years ended December 31, 2003 and 2002 consist of the following:

                                                                 Accounts
                                 Sales                          Receivable
                            _______________                  _______________

          Company            2003     2002                     2003     2002
          _______            ____     ____                     ____     ____

             A                15%       -                        -       37%
             B                12%       -                        -       53%
             C                 -       39%                       -        -
             D                 -       12%                       -        -
             E                 -       11%                       -        -


As of December 31, 2003, three additional customers accounted for 64%, 11% and 10% of outstanding accounts receivable, respectively.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      As reported on Form 8-K filed with the Securities and Exchange Commission on April 9, 2003, Grant Thornton LLP ("Grant Thornton") notified the Audit Committee (the "Audit Committee") of TGC and the Board of Directors of the TGC that Grant Thornton declined to stand for re-election as the Company's principal accountants. In addition, the Audit Committee and the Board of Directors approved the engagement of Lane Gorman Trubitt, L.L.P. as the Company's principal accountants.

      The reports of Grant Thornton on the Company's consolidated financial statements for the years ended December 31, 2001 and 2002 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

      As stated in the Form 8-K, in connection with its audits for years ended December 31, 2001 and 2002, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused them to make reference thereto in their reports on the Company's consolidated financial statements for such years.

Item 8A.  CONTROLS AND PROCEDURES

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 12 of Form 10-KSB is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Transactions with Management" in the proxy statement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Item 13     (a)  The following is a list of exhibits to this Form 10-KSB:

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

                3.4 Restated Articles of Incorporation (with amendment) as filed with the Secretary of State of Texas on June 20, 2003.

                3.5 First Amended Bylaws of the Company as amended, filed as Exhibit 3.2 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

                3.6 Amendment to the Company's First Amended Bylaws as adopted by the Board of Directors on March 7, 1988, filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

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

                4.4 Statement of Resolution Regarding Series C 8% Convertible Exchangeable Preferred Stock of TGC Industries, Inc. as filed with the Secretary of State of Texas on July 9, 1999, filed as Exhibit 4.4 to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2000, and incorporated herein by reference.

                4.5 Statement of Resolution regarding Series C 8% Convertible Exchangeable Preferred Stock of TGC Industries, Inc. as filed with the Secretary of State of Texas on December 4, 2001, filed as Exhibit 4.5 to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2001, and incorporated herein by reference.

                4.6 Statement of Resolution regarding Series C 8% Convertible Exchangeable Preferred Stock of TGC Industries, Inc. as filed with the Secretary of State of Texas on December 11, 2002, filed as Exhibit 4.6 to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2002, and incorporated herein by reference.

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

                4.11 Statement of Resolution regarding 8-1/2% Senior Convertible Preferred Stock of TGC Industries, Inc.
                      as filed with the Secretary of State of Texas on November 27, 2002, filed as Exhibit 4.11 to the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2002, and incorporated herein by reference.

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

Item 13     (b)  Reports on Form 8-K.

                 One report under Item 4 of Form 8-K was filed during the reporting period, as follows:

                 Form 8-K was filed on April 9, 2003, to report changes in the registrant's certifying accountant.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by item 14 of Form 10-KSB is hereby incorporated by reference from the Company's definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company's year end for the year covered by this report, under the caption "Principal Accountant Fees and Services" in the proxy statement.

                             SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TGC INDUSTRIES, INC.

Date:  March 23, 2004             By:   /s/ Wayne A. Whitener
                                        Wayne A. Whitener
                                        President (Principal Executive
                                        Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 23, 2004             By:    /s/ Wayne A. Whitener
                                         Wayne A. Whitener
                                         President, Chief Executive
                                         Officer and Director

Date:  March 23, 2004             By:    /s/ Kenneth Uselton
                                         Kenneth Uselton, Secretary and
                                         Treasurer (Principal Financial and
                                         Accounting Officer)

Date:  March 23, 2004             By:    /s/ William J. Barrett
                                         William J. Barrett
                                         Director

Date:  March 23, 2004             By:    /s/ Herbert M. Gardner
                                         Herbert M. Gardner
                                         Director

Date:  March 23, 2004             By:    /s/ Allen T. McInnes
                                         Allen T. McInnes
                                         Director

Date:  March 23, 2004             By:    /s/ Edward L. Flynn
                                         Edward L. Flynn
                                         Director

Date:  March 23, 2004             By:    /s/ William C. Hurtt, Jr.
                                         William C. Hurtt, Jr.
                                         Director

EXHIBIT 3.4

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

                                 ARTICLE TWO

     The Articles of Incorporation of the Corporation are amended by the Restated Articles of Incorporation as follows:

     A. Article 4 is amended by amending Article 4.a. to read in its entirety as follows:

         4.a. Common Stock . The aggregate number of shares of Common Stock which the Corporation may issue is 25,000,00 shares, each having a par value of $.01. The shares shall be designated as Common Stock and shall have identical rights and privileges in every respect.

                                ARTICLE THREE

     Each such amendment made by these Restated Articles of Incorporation has been effected in conformity with the provisions of the Texas Business Corporation Act, and each such amendment made by the Restated Articles of Incorporation was duly adopted by the shareholders of the Corporation on the 12th day of June, 2003.

                                ARTICLE FOUR

     The number of shares of capital stock of the Corporation outstanding at the time of such adoption was 8,355,872; and the number of shares entitled to vote thereon was 8,355,872.

     The designation and number of outstanding shares of each class or series entitled to vote thereon as a class were as follows:

                                              Number of Shares Outstanding
         Class or Series                      and Entitled to Vote
         _______________                      ____________________________

          Common Stock                                 5,515,064

                          ARTICLE FIVE

     The number of shares of capital stock voted for such amendment was 7,464,141; and the number of shares voted against such amendment was 15,345.

     The number of shares of each class or series entitled to vote thereon as a class, voting for or against such amendment were as follows:

                                              Number of Shares Voted
         Class or Series                     For               Against
         _______________                     ___               _______

          Common Stock                    4,623,333            15,345

                                 ARTICLE SIX

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

     4. Shares. The Corporation may issue two classes of shares as follows:

          a. Common Stock. The aggregate number of shares of Common Stock which the Corporation may issue is 25,000,000 shares, each having a par value of $.01. The shares shall be designated as Common Stock and shall have identical rights and privileges in every respect.

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

          c. Reverse Stock Split. Effective as of 5:00 p.m. Central Standard Time, on November 6, 1998 (referred to herein as "Effective Time"), every three shares of the Common Stock, par value $.10, issued and outstanding as of the Effective Time were automatically, and without action on the part of the stockholders, converted and combined into one validly issued, fully paid and non-assessable share of Common Stock, par value $.30,

(the "Reverse Split"). In the case of a holder of shares not evenly divisible by three, such holders received in lieu of any fraction of a share, an additional share of Common Stock. As of the Effective Time and thereafter, a certificate(s) representing shares of Common Stock prior to the Reverse Split were deemed to represent the number of new shares into which the old shares were convertible.

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

               (9) The indemnification and advance payment provided by paragraphs (1) through (7) above will continue as to a person who has ceased to hold a position named in paragraph (1) above and will inure to such person's heirs, executors, and administrators.

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

     8. Registered Office and Agent. The street address of the Corporation's present registered office and the name of its initial registered agent at such address are as follows:

                        CT Corporation System
                        350 N. St. Paul
                        Dallas, Texas 75201

     9. Directors. The number of directors constituting the present board of directors is eight, and the names and addresses of the persons who will serve as directors until the next annual meeting and until their successors are duly elected and qualified are:

          Name                              Address

          William J. Barrett                636 River Road
                                            Fair Haven, New Jersey 07704

          Edward L. Flynn                   75 - 11 Myrtle Avenue
                                            Glendale, New York 11385

          Herbert M. Gardner                636 River Road
                                            Fair Haven, New Jersey 07704

          William C. Hurtt, Jr.             236 Navesink Avenue
                                            Navesink, New Jersey 07752

          Allen T. McInnes                  TGC Industries, Inc.
                                            1304 Summit Avenue, Suite 2
                                            Plano, Texas 75074

          Pasquale V. Scaturro              1415 Louisiana, Suite 3000
                                            Houston, Texas 77002

          James M. Tidwell                  1415 Louisiana, Suite 3000
                                            Houston, Texas 77002

          Wayne A. Whitener                 TGC Industries, Inc.
                                            1304 Summit, Suite 2
                                            Plano, Texas 75074



      DATED this 18th day of June, 2003.


                              TGC INDUSTRIES, INC.

                              By:  /s/ Wayne A. Whitener
                                   Wayne A. Whitener, President and CEO

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

         c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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


Date:  March 23, 2004

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

         c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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


Date:  March 23, 2004

                            /s/ Kenneth W. Uselton
                                Kenneth W. Uselton
                                Secretary/Treasurer (Principal Financial
                                and Accounting Officer)

EXHIBIT 32.1

                               Certification of
                           Chief Executive Officer
                     of TGC Industries, Inc. Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002


This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the annual report on Form 10-KSB (the "Form 10-KSB") for the fiscal year ended December 31, 2003 of TGC Industries, Inc. (the "Company"). I, Wayne A. Whitener, the Chief Executive Officer of the Company, certify that, to the best of my knowledge:

(1) The Form 10-KSB fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:      March 23, 2004


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


This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the annual report on Form 10-KSB (the "Form 10-KSB") for the fiscal year ended December 31, 2003 of TGC Industries, Inc. (the "Company"). I, Kenneth W. Uselton, Secretary/Treasurer (Principal Financial and Accounting Officer) of the Company, certify that, to the best of my knowledge:

(1) The Form 10-KSB fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:      March 23, 2004



                                    /s/ Kenneth W. Uselton
                                    Kenneth W. Uselton
                                    Secretary/Treasurer (Principal
                                    Financial and Accounting Officer)







4891.00001/401663.1