Form 10QSB
period 2004-03-31
TGC INDUSTRIES INC
filed 2004-05-12
CIK 799165

U.S. SECURITIES AND EXCHANGE
                           Washington, D.C. 20549

                                 FORM 10-QSB

      (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2004.

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

                                  Yes  X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                        Outstanding at April 30, 2004
Common Stock ($.01 Par Value)                    5,729,948













PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

     Incorporated herein is the following unaudited financial information:

          Balance Sheet as of March 31, 2004.

          Statements of Operations for the three-month periods ended March 31, 2004 and 2003.

          Statements of Cash Flows for the three-month periods ended March 31, 2004 and 2003.

          Notes to Financial Statements.






































                                             2


TGC INDUSTRIES, INC.
BALANCE SHEET
(UNAUDITED)

                                                 MARCH 31,
                                                   2004
                                              _______________
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                   $  2,081,885
  Trade accounts receivable                      3,440,822
  Cost and estimated earnings in excess
  of billings on uncompleted contracts               2,814
  Prepaid expenses and other                        83,224
                                              ____________
        Total current assets                     5,608,745

PROPERTY AND EQUIPMENT - at cost

   Machinery and equipment                      12,494,751
   Automobiles and trucks                          982,066
   Furniture and fixtures                          326,108
                                              ____________
                                                13,802,925
   Less accumulated depreciation
   and amortization                            (12,507,540)
                                              ____________
                                                 1,295,385

OTHER ASSETS                                         3,395
                                              ____________
        Total assets                          $  6,907,525
                                              ============
See notes to Financial Statements
















                                      3

TGC INDUSTRIES, INC
BALANCE SHEET -- CONTINUED
(UNAUDITED)

                                                       MARCH  31,
                                                         2004
                                                    ________________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Trade accounts payable                          $    966,269
   Accrued liabilities                                   81,191
   Billings in excess of costs and estimated
      earnings on uncompleted contracts               2,736,750
   Current maturities of notes payable                   63,688
   Current portion of capital lease obligations          91,357
                                                    ___________
        Total current liabilities                     3,939,255

NOTES PAYABLE, less current maturities                   95,740

CAPITAL LEASE OBLIGATIONS, less current portion         125,124

COMMITMENTS AND CONTINGENCIES                                -

STOCKHOLDERS' EQUITY

   Preferred stock, $1.00 par value; 4,000,000
      shares authorized:
      8-1/2% Senior convertible preferred stock;
      3,024,264 shares issued and outstanding         3,024,264

      8% Series C convertible exchangeable
      preferred stock; 1,150,350 shares issued,
      58,100 shares outstanding                          58,100

   Common stock, $.01 par value; 25,000,000
      shares authorized; 5,727,008 shares issued         57,270

   Additional paid-in capital                         6,710,599

   Accumulated deficit                               (6,887,513)

   Treasury stock, at cost (31,944 shares)             (215,314)
                                                     __________
                                                      2,747,406
                                                   ____________
      Total liabilities and stockholders' equity   $  6,907,525
                                                   ============
See notes to Financial Statements


                                      4

TGC INDUSTRIES, INC.
STATEMENTS OF OPERATIONS

                                               Three Months Ended
                                                    March 31,
                                          ____________________________
                                                   (Unaudited)
                                               2004           2003
                                          ____________    ____________
Revenue                                   $2,970,872      $1,601,805

Cost of services                           1,877,894        1,437,431
Selling, general, administrative             300,395          205,749
                                           _________       __________
                                           2,178,289        1,643,180

INCOME (LOSS) FROM OPERATIONS                792,583          (41,375)

   Interest expense                            3,068            2,104
                                           _________        _________
NET INCOME (LOSS)                            789,515          (43,479)

Less dividend requirements on
    preferred stock                           79,715           73,812
                                         ___________     ____________
INCOME (LOSS) ALLOCABLE TO
  COMMON STOCKHOLDERS                    $   709,800     $   (117,291)
                                         ===========     ============
Earnings (loss) per common share:
       Basic                                  $  .13          $  (.02)
       Diluted                                $  .07          $  (.02)

Weighted average number of
    shares outstanding:
       Basic                               5,695,064        5,515,064
       Diluted                            11,435,921        5,515,064

See notes to Financial Statements














                                       5
TGC INDUSTRIES, INC.
Statements of Cash Flows (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                  _________________________
                                                           (Unaudited)
                                                       2004          2003
                                                  ____________  ____________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                              $   789,515   $   (43,479)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
       Depreciation and amortization                 194,360       373,546
       Directors fees                                 11,512           -
       Warrants issued for services                    3,039           -
  Changes in operating assets and
   liabilities
    Trade accounts receivable                     (2,643,368)      162,326
    Cost and estimated earnings
      in excess of billings
      on uncompleted contracts                        27,680        29,449
    Prepaid expenses                                  23,098        99,241
    Other assets                                       1,429           -
    Trade accounts payable                           846,120       227,405
    Accrued liabilities                              (24,116)      (73,622)
    Billings in excess of cost
     and estimated earnings on
     uncompleted contracts                         2,440,771      (170,677)
                                                 ___________   ___________
    NET CASH PROVIDED BY OPERATING ACTIVITIES      1,670,040       604,189

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                            (581,809)      (40,136)
                                                 ___________   ___________
    NET CASH USED IN INVESTING ACTIVITIES           (581,809)      (40,136)

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on notes payable                 (638)     (131,583)
    Principal payments on capital lease obligations  (30,929)      (65,321)
                                                 ___________   ___________
    NET CASH USED IN FINANCING ACTIVITIES            (31,567)     (196,904)
                                                 ___________   ___________
    NET INCREASE IN CASH AND CASH EQUIVALENTS      1,056,664       367,149

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   1,025,221       523,120
                                                ____________   ___________
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  2,081,885   $   890,269
                                                ============   ===========
Supplemental cash flow information
  Interest paid                                 $      3,068   $     2,104
  Income taxes paid                             $        -     $       -

Noncash investing and financing activities

Capital lease obligations incurred              $     52,207   $       -
Financed equipment purchase                     $     61,094   $       -

 At the election of the Senior Preferred Stockholder, 118,265 and  123,291
 shares of 8.5% Senior Preferred Stock were issued to the Senior Preferred
 Stockholder as payment for the June 1, 2003 and December 1, 2003 dividends, respectively.

See notes to Financial Statements


TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2004

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

NOTE B -- MANAGEMENT PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included. The results of the interim periods are not necessarily indicative of results to be expected for the entire year. For further information, refer to the financial statements and the footnotes thereto included in the Company's Annual Report for the year ended December 31, 2003 filed on Form 10-KSB.

NOTE C -- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. The effect of preferred stock dividends on the amount of income (loss) available to common stockholders was $.01 and $(.01) for the three months ended March 31, 2004 and 2003, respectively.

Outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive totaled 8,000 and 2,350,000 for the three-month period ended March 31, 2004 and 2003, respectively. Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive totaled 143,000 and 222,100 for the three months ended March 31, 2004 and 2003, respectively.

NOTE D   DIVIDENDS

Holders of the Company's Series C 8% Convertible Exchangeable Preferred Stock ("Series C Preferred Stock") will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8% per annum. The dividends are payable semi-annually during January and July of each year. At March 31, 2004, cumulative dividends of $116,200 were in arrears on the Company's Series C Preferred Stock.

TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2004

NOTE D   DIVIDENDS - (Continued)

Holders of the Company's 8-1/2% Senior Convertible Preferred Stock (the "Senior Preferred Stock") will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8-1/2% per annum. The dividends are payable semi-annually during June and December of each year. Dividends paid during 2000, on the Senior Preferred Stock, were paid in additional shares of Senior Preferred Stock, in accordance with the terms of the Statement of Resolution Establishing the Senior Preferred Stock. In addition, the holders elected to receive payment of the 2001, 2002 and 2003 dividends in additional shares of Senior Preferred Stock. At March 31, 2004, there were no dividends in arrears on the Company's Senior Preferred Stock.

NOTE E   INCOME TAXES

At December 31, 2003, the Company had net operating loss carryforwards of approximately $7,900,000 available to offset future taxable income, which expire at various dates through 2023. Current year federal taxable income is being offset with net operating loss carryforwards, therefore, no federal tax expense is reflected on the statements of operations. Presently deferred tax assets are fully reserved.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company experienced an increase in demand for its services in late 2003 and secured a sufficient number of contracts to keep both of its crews employed during the first quarter of 2004. As a result, TGC reported net income, before dividend requirements on preferred stock, of $789,515 on revenue of $2,970,872, for the three month period ended March 31, 2004 compared with a net loss, before dividend requirements on preferred stock, of $43,479 on revenue of $1,601,805 for the same period of 2003. Income per common share, on a basic and diluted basis, was $.13 and $.07, respectively, for the three month period ended March 31, 2004, compared with a loss per common share, on a basic and diluted basis, of $.02 for the same period of 2003. At December 31, 2003, TGC had net operating loss carryforwards of approximately $7,900,000 available to offset future taxable income, which expire at various dates through 2023. As a result, the basic and diluted earnings per common share for the three months ended March 31, 2004, was based on net income before any provision for income taxes. See Note E.

The number of common shares used in the (loss) per share computation for the three month period ended March 31, 2003 do not include any common shares issuable for stock options, warrants or convertible securities because the effect of their inclusion would be anti-dilutive.

Oil and gas exploration companies have recently increased the level of activity in their domestic oil and gas exploration programs. Though there can be no assurance, should this increased level of activity in the industry continue, management believes TGC may secure enough contracts to enable the Company to improve its performance during 2004 compared with 2003.

Non-cash charges for depreciation and amortization were $194,360 in the first three months of 2004 compared with $373,546 for the same period of 2003.

FINANCIAL CONDITION

Cash of $1,670,040 was provided by operations during the first three months of 2004 compared with cash provided by operations of $604,189 for the same period of 2003. This increase was primarily the result of an increasing level of activity in the first three months of 2004 compared with the same period of 2003. During the first three months of 2004, $581,809 was used in investing activities for capital expenditures for additional vehicles and seismic equipment. Principal payments of notes payable of $638 along with principal payments of capital lease obligations of $30,929 resulted in net cash of $31,567 being used in financing activities during the first three months of 2004. TGC anticipates that available funds, together with anticipated cash flows generated from future operations, will be sufficient to meet TGC's minimum lease and note payment obligations.

In September 2002, TGC issued 1,500,000 stock warrants to certain directors in exchange for a line of credit, that expired December 31, 2002, in an amount up to $300,000. The warrants cover 1,500,000 shares of Common Stock, expire on September 10, 2012, and are exercisable at $.20 per whole share. During September 2002, TGC borrowed $150,000 of the available funds. The promissory notes, which bore interest at 6.75% per annum, were paid in full during December 2002 and January 2003.

In March 2003, the same group of directors committed to provide a line of credit up to $300,000 through December 31, 2003. Warrants covering 750,000 shares of Common Stock were issued in consideration for the commitment to provide the line of credit. The warrants expire on June 12, 2013, and are exercisable at $.20 per whole share. The Company had no borrowings against the line of credit in 2003.

Working capital increased $342,896 to $1,669,490 at March 31, 2004 from the December 31, 2003, working capital of $1,326,594. The Company's current ratio was 1.4 at March 31, 2004, compared with 3.1 at December 31, 2003. Stockholders' equity increased $804,067 to $2,747,406 at March 31, 2004 from
the December 31, 2003 balance of $1,943,339.   This increase was primarily
attributable to the net income, before dividend requirements on preferred stock, of $789,515.

Management believes, although there can be no assurance, that available funds together with anticipated cash flows generated from future operations will be sufficient to meet the Company's cash needs during 2004.

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

     b.   Reports on Form 8-K:

          Three reports under Item 5 of Form 8-K were filed during the reporting period, as follows:

          Form 8-K was filed on January 16, 2004, to report an increase in demand for the Company's services, securing a sufficient number of contracts to deploy a second crew.

          Form 8-K was filed on February 27, 2004, to report WEDGE Energy Services, L.L.C. ("WEDGE Energy") had completed a transaction, selling all 3,024,264 outstanding shares of the Company's 8.5% Senior Convertible Preferred Stock to a group of purchasers in private transactions. The group of purchasers includes several members of the Company's Board of Directors who purchased 1,772,200 of such shares. In addition, WEDGE Energy's two designated Board members have resigned.

          Form 8-K was filed on March 2, 2004, to report the Company issued a press release reporting its results for the fiscal year ended December 31, 2003.



                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TGC INDUSTRIES, INC.

Date: May 12, 2004          /s/ Wayne A. Whitener
                                Wayne A. Whitener
                                President & Chief
                                Executive Officer
                               (Principal Executive Officer)


Date: May 12, 2004          /s/ Kenneth W. Uselton
                                Kenneth W. Uselton
                                Treasurer (Principal Financial
                                and Accounting Officer)

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


Date:  May 12, 2004

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


Date:  May 12, 2004

                            /s/ Kenneth W. Uselton
                                Kenneth W. Uselton
                                Treasurer (Principal Financial
                                and Accounting Officer)

EXHIBIT 32.1

                              Certification of
                           Chief Executive Officer
                     of TGC Industries, Inc. Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002


This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-QSB(the "Form 10-QSB") for the quarter ended March 31, 2004 of TGC Industries, Inc. (the "Company"). I, Wayne A. Whitener, the Chief Executive Officer of the Company, certify that, to the best of my knowledge:

(1) The Form 10-QSB fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  May  12, 2004



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


This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-QSB (the "Form 10-QSB") for the quarter ended March 31, 2004 of TGC Industries, Inc. (the "Company"). I, Kenneth W. Uselton, Secretary/Treasurer (Principal Financial and Accounting Officer) of the Company, certify that, to the best of my knowledge:

(1) The Form 10-QSB fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  March 12, 2004

                                         /s/   Kenneth W. Uselton
                                               Kenneth  W. Uselton
                                               Treasurer
                                              (Principal Financial and
                                               Accounting Officer)






414308.1