Form 10QSB
period 2004-06-30
TGC INDUSTRIES INC
filed 2004-08-12
CIK 799165

U.S. SECURITIES AND EXCHANGE
                           Washington, D.C. 20549

                                 FORM 10-QSB

      (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2004.

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

            Class                       Outstanding at July 30, 2004
Common Stock ($.01 Par Value)                    5,729,948















PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

     Incorporated herein is the following unaudited financial information:

          Balance Sheet as of June 30, 2004.

          Statements of Income for the three and six month periods ended June 30, 2004 and 2003.

          Statements of Cash Flows for the six-month periods ended June 30, 2004 and 2003.

          Notes to Financial Statements.











































TGC INDUSTRIES, INC.
BALANCE SHEET
(UNAUDITED)

                                                      JUNE 30,
                                                       2004
                                                   _____________
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                         $4,257,181
  Trade accounts receivable                          1,641,441
 Cost and estimated earnings in excess
  of billings on uncompleted contracts                   6,235
  Prepaid expenses and other                           123,228
                                                    ___________
        Total current assets                         6,028,085

PROPERTY AND EQUIPMENT - at cost

   Machinery and equipment                          13,146,750
   Automobiles and trucks                            1,267,338
   Furniture and fixtures                              332,754
   Other                                                18,144
                                                   ____________
                                                    14,764,986
   Less accumulated depreciation
   and amortization                                (12,764,033)
                                                   ____________
                                                     2,000,953

OTHER ASSETS                                             3,395
                                                   ____________
        Total assets                                $8,032,433
                                                   ============
See notes to Financial Statements




















TGC INDUSTRIES, INC.
BALANCE SHEET -- CONTINUED
(UNAUDITED)

                                                          JUNE 30,
                                                            2004
                                                       ______________
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Trade accounts payable                                 $1,660,022
   Accrued liabilities                                        78,099
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                    2,570,688
   Current maturities of notes payable                       147,334
   Current portion of capital lease obligations               77,917
                                                          ___________
        Total current liabilities                          4,534,060

NOTES PAYABLE, less current maturities                        95,095

CAPITAL LEASE OBLIGATIONS, less current portion              281,155

COMMITMENTS AND CONTINGENCIES                                     -

STOCKHOLDERS' EQUITY

   Preferred stock, $1.00 par value; 4,000,000
      shares authorized:
      8-1/2% Senior convertible preferred stock;
      3,024,264 shares issued and outstanding              3,024,264

      8% Series C convertible exchangeable
      preferred stock; 1,150,350 shares issued,
      58,100 shares outstanding                               58,100

   Common stock, $.01 par value; 25,000,000
      shares authorized; 5,761,892 shares issued              57,619

   Additional paid-in capital                              6,564,718

   Accumulated deficit                                    (6,367,264)

   Treasury stock, at cost (31,944 shares)                  (215,314)
                                                          ___________
                                                           3,122,123
                                                          ___________
      Total liabilities and stockholders' equity          $8,032,433
                                                          ===========
See notes to Financial Statements







TGC INDUSTRIES, INC.
STATEMENTS OF INCOME

                           Three Months Ended          Six Months Ended
                                June 30,                   June 30,
                        ________________________   _________________________
                              (Unaudited)                (Unaudited)
                           2004         2003          2004          2003
                        ___________  ___________   ___________   ___________


Revenue                 $4,783,197   $2,835,401    $7,754,069    $4,437,206

Cost of services         3,981,134    2,369,624     5,859,028     3,807,055
Selling, general,
   administrative          276,480      244,988       576,875       450,737
                        ___________  ___________   ___________   ___________
                         4,257,614    2,614,612     6,435,903     4,257,792

INCOME FROM OPERATIONS     525,583      220,789     1,318,166       179,414

   Interest expense          5,334        2,274         8,402         4,378
                        ___________  ___________   ___________   ___________
NET INCOME                 520,249      218,515     1,309,764       175,036

Less dividend requirements
    on preferred stock      79,716       74,776       159,431       148,588
                        ___________  ___________   ___________   ___________
INCOME ALLOCABLE  TO
   COMMON STOCKHOLDERS   $ 440,533    $ 143,739    $1,150,333     $  26,448

Income per common share:
       Basic                 $  .08       $  .03        $  .20        $  .00
       Diluted               $  .04       $  .03        $  .11        $  .00

Weighted average number
    of common shares:
       Basic             5,726,881    5,515,064     5,710,973     5,515,064
       Diluted          12,015,284    5,515,064    11,796,154     5,515,064

See notes to Financial Statements
















TGC INDUSTRIES, INC.
Statements of Cash Flows (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                      ________________________
                                                          2004         2003
                                                      __________   ___________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $1,309,764   $ 175,036
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                          432,709     732,271
   Directors fees                                          11,512          -
   Warrants issued for services                             5,319          -
   Gain on disposal of property and equipment                  -       (9,349)
   Changes in operating assets and liabilities
     Trade accounts receivable                           (843,987)    (25,329)
     Cost and estimated earnings in excess of
       billings on uncompleted contracts                   24,259      32,845
     Prepaid expenses and other                           (16,906)     45,381
     Other assets                                           1,429          -
     Trade accounts payable                             1,539,873    (108,025)
     Accrued liabilities                                  (27,208)    (19,023)
     Billings in excess of cost and estimated
       earnings on uncompleted contracts                2,274,709    (582,281)
                                                       ___________  __________
  NET CASH PROVIDED BY OPERATING ACTIVITIES             4,711,473     241,526

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                               (1,227,158)    (74,264)
    Proceeds from sale of property and equipment               -        9,349
                                                       ___________  __________
  NET CASH USED IN INVESTING ACTIVITIES                (1,227,158)    (64,915)

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends paid                                       (147,811)         -
    Principal payments on notes payable                   (32,637)   (132,201)
    Principal payments on capital lease obligations       (71,907)    (90,669)
                                                       ___________  __________
  NET CASH USED IN FINANCING ACTIVITIES                  (252,355)   (222,870)

  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  3,231,960     (46,259)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        1,025,221     523,120
                                                       ___________  __________
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $4,257,181   $ 476,861
                                                       ===========  ==========
Supplemental cash flow information

   Interest paid                                      $    8,402   $    2,274
   Income taxes paid                                  $       -    $       -

Noncash investing and financing activities

Capital lease obligations incurred                    $  235,775   $       -
Financed equipment purchase                           $  176,094   $       -

  At the election of the Senior Preferred Stockholder, 118,265 and 123,291 shares of 8.5% Senior Preferred Stock were issued to the Senior Preferred
  Stockholder as payment for the June 1, 2003 and December 1, 2003 dividends, respectively.

See notes to Financial Statements


TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2004

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

NOTE C -- EARNINGS PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. The effect of preferred stock dividends on the amount of income available to common stockholders was $.01 for the three months ended June 30, 2004 and 2003, and $.03 for the six months ended June 30, 2004 and 2003.

Outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive totaled 2,350,000 for the three and six month periods ended June 30, 2003. Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive totaled 222,100 for each of the three and six month periods ended June 30, 2003.





















TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2004


NOTE C   EARNINGS PER SHARE - (Continued)

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

                                  Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                               _______________________________________________
                                      (Unaudited)             (Unaudited)
                                    2004        2003        2004        2003
                                __________   _________    _________  _________
Basic:
Numerator:
Net income                       $520,249   $218,515    $1,309,764   $175,036
Less dividend requirements
 on preferred stock               (79,716)   (74,776)     (159,431)  (148,588)
                                 _________  _________   ___________  _________
Income allocable to common
  stockholders                   $440,533   $143,739    $1,150,333    $26,448
Denominator:
Basic - weighted average
  common shares outstanding     5,726,881  5,515,064     5,710,973  5,515,064
                                __________  _________    _________  __________
Basic EPS                          $  .08     $  .03        $  .20    $  .00

Diluted:
Numerator:
Income allocable to common
  stockholders                   $440,533   $143,739    $1,150,333    $26,448
Plus dividend requirements
 on preferred stock                79,716     74,776       159,431    148,588
                                _________  _________    __________   ________
Net income                       $520,249   $218,515    $1,309,764   $175,036

Denominator:
Weighted average common
  shares outstanding            5,726,881  5,515,064     5,710,973  5,515,064
Effect of Dilutive Securities:
Warrants                        3,092,335         -      2,948,180         -
Stock options                     123,387         -         64,320         -
Convertible Preferred Stock     3,072,681         -      3,072,681         -
                               __________  _________    __________  _________
                               12,015,284  5,515,064    11,796,154  5,515,064

Diluted EPS                        $  .04     $  .03        $  .11     $  .00






TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2004


NOTE D   DIVIDENDS

Holders of the Company's Series C 8% Convertible Exchangeable Preferred Stock ("Series C Preferred Stock") will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8% per annum. The dividends are payable semi-annually during January and July of each year. At June 30, 2004, cumulative dividends of $127,820 were in arrears on the Company's Series C Preferred Stock.

Holders of the Company's 8-1/2% Senior Convertible Preferred Stock (the "Senior Preferred Stock") will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8-1/2% per annum. The dividends are payable semi-annually during June and December of each year. Dividends paid during 2000, on the Senior Preferred Stock, were paid in additional shares of Senior Preferred Stock, in accordance with the terms of the Statement of Resolution Establishing the Senior Preferred Stock. In addition, the holders elected to receive payment of the 2001, 2002 and 2003 dividends in additional shares of Senior Preferred Stock. A cash dividend of $147,811 was paid to the Senior Preferred Shareholders in June 2004. At
June 30, 2004, there were no dividends in arrears on the Company's Senior Preferred Stock.

NOTE E   INCOME TAXES

At December 31, 2003, the Company had net operating loss carryforwards of approximately $7,900,000 available to offset future taxable income, which expire at various dates through 2023. Current year federal taxable income is being offset with net operating loss carryforwards, therefore, no federal tax expense is reflected on the statements of income. Presently deferred tax assets are fully reserved.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company experienced an increase in demand for its services in late 2003 and secured a sufficient number of contracts to keep two seismic crews employed during the first six months of 2004. In June 2004, the Company deployed its third seismic crew. As a result, TGC reported net income, before dividend requirements on preferred stock, of $1,309,764 on revenue of $7,754,069, for the six month period ended June 30, 2004 compared with net income, before dividend requirements on preferred stock, of $175,036 on revenue of $4,437,206 for the same period of 2003. Income per common share, on a basic and diluted basis, was $.20 and $.11, respectively, for the six month period ended June 30, 2004, compared with net income per common share, on a basic and diluted basis, of $.00 for the same period of 2003. At December 31, 2003, TGC had net operating loss carryforwards of approximately $7,900,000 available to offset future taxable income, which expire at various dates through 2023. As a result, the basic and diluted earnings per common share for the three and six months ended June 30, 2004, was based on net income before any provision for income taxes. See Note E.

TGC reported net income, before dividend requirements on preferred stock, of $520,249 on revenue of $4,783,197, for the three month period ended June 30, 2004 compared with net income, before dividend requirements on preferred stock, of $218,515 on revenue of $2,835,401 for the same period of 2003. Income per common share, on a basic and diluted basis, was $.08 and $.04, respectively, for the three month period ended June 30, 2004, compared with net income per common share, on a basic and diluted basis, of $.03 for the same period of 2003.

The number of common shares used in the income per share computation for the three and six month periods ended June 30, 2003 do not include any common shares issuable for stock options and warrants because the exercise price of such options and warrants exceeded the average market price of the common stock or convertible securities and the effect of their inclusion would therefore be anti-dilutive.

Oil and gas exploration companies have recently increased the level of activity in their domestic oil and gas exploration programs. Though there can be no assurance, should this increased level of activity in the industry continue, management believes TGC may secure enough contracts to enable the Company to keep its three seismic crews employed for the remainder of 2004 thereby improving its performance during 2004 compared with 2003.

Non-cash charges for depreciation and amortization were $432,709 in the first six months of 2004 compared with $732,271 for the same period of 2003.

FINANCIAL CONDITION

Cash of $4,711,473 was provided by operations during the first six months of 2004 compared with cash provided by operations of $241,526 for the same period of 2003. This increase was primarily the result of the increase in net income and the increasing level of activity in the first six months of 2004 compared with the same period of 2003. During the first six months of 2004, $1,227,158 was used in investing activities for capital expenditures for additional vehicles and seismic equipment. Dividend payments to the Senior Preferred Shareholders of $147,811, principal payments of notes payable of $32,637 and principal payments of capital lease obligations of $71,907 resulted in net cash of $252,355 being used in financing activities during the first six months of 2004. TGC anticipates that available funds, together with anticipated cash flows generated from future operations, will be sufficient to meet TGC's minimum lease and note payment obligations.

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



Working capital increased $167,431 to $1,494,025 at June 30, 2004 from the December 31, 2003, working capital of $1,326,594. The Company's current ratio was 1.3 at June 30, 2004, compared with 3.1 at December 31, 2003. Stockholders' equity increased $1,178,784 to $3,122,123 at June 30, 2004 from
the December 31, 2003 balance of $1,943,339.   This increase was primarily
attributable to the net income, before dividend requirements on preferred stock, of $1,309,764 offset by the dividend paid to the Senior Preferred Shareholders of $147,811.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15(b) and 15d-15(b). Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the Company's last fiscal quarter.















PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held June 8, 2004. The following matters were voted upon and approved by the Company's shareholders:

     a. Election to the Board of Directors of Messrs. Edward L. Flynn, Herbert M. Gardner, Allen T. McInnes, William J. Barrett, William
          C. Hurtt, Jr. and Wayne A. Whitener was approved by the
          Shareholders by a majority vote by a vote of 7,382,554 to 21,188.

     b. Ratification of the selection of the Company's auditors, Lane Gorman Trubitt, L.L.P., was approved by the shareholders by a majority vote by a vote of 7,401,589 to 2,103 with 50 abstaining.

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

     b.   Reports on Form 8-K:

          Two reports under Item 5 of Form 8-K were filed during the reporting period, as follows:

          1. A Report on Form 8-K was filed on April 22, 2004, to report the Company's issuance of a press release reporting its results for the first quarter of 2004.

          2. A Report on Form 8-K was filed on June 17, 2004, to report the Company's issuance of a press release announcing an increase in demand for the Company's services, securing a sufficient number of contracts to deploy a third seismic crew.











                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TGC INDUSTRIES, INC.

Date: August 12, 2004       /s/ Wayne A. Whitener
                                Wayne A. Whitener
                                President & Chief
                                Executive Officer
                               (Principal Executive Officer)


Date: August 12, 2004       /s/ Kenneth W. Uselton
                                Kenneth W. Uselton
                                Treasurer (Principal Financial
                                and Accounting Officer)








































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


Date:  August 12, 2004

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


Date:  August 12, 2004

                            /s/ Kenneth W. Uselton
                                Kenneth W. Uselton
                                Treasurer (Principal Financial
                                and Accounting Officer)
















































EXHIBIT 32.1

                              Certification of
                           Chief Executive Officer
                     of TGC Industries, Inc. Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002


This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-QSB (the "Form 10-QSB") for the quarter ended June 30, 2004 of TGC Industries, Inc. (the "Company"). I, Wayne A. Whitener, the Chief
Executive Officer of the Company, certify that, to the best of my knowledge:

(1) The Form 10-QSB fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 12, 2004



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


This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-QSB (the "Form 10-QSB") for the quarter ended June 30, 2004 of TGC Industries, Inc. (the "Company"). I, Kenneth W. Uselton, Secretary/
Treasurer (Principal Financial and Accounting Officer) of the Company, certify that, to the best of my knowledge:

(1) The Form 10-QSB fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 12, 2004

                                         /s/   Kenneth W. Uselton
                                               Kenneth  W. Uselton
                                               Treasurer
                                              (Principal Financial and
                                               Accounting Officer)