Form 10QSB
period 2004-09-30
TGC INDUSTRIES INC
filed 2004-11-10
CIK 799165

U.S. SECURITIES AND EXCHANGE
                           Washington, D.C. 20549


                                 FORM 10-QSB



      (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2004.

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

                               Yes  X         No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                        Outstanding at October 29, 2004
Common Stock ($.01 Par Value)                     5,773,548

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

     Incorporated herein is the following unaudited financial information:

          Balance Sheet as of September 30, 2004.

          Statements of Income for the three and nine month periods ended September 30, 2004 and 2003.

          Statements of Cash Flows for the nine-month periods ended September 30, 2004 and 2003.

          Notes to Financial Statements.

TGC INDUSTRIES, INC.
BALANCE SHEET
(UNAUDITED)

                                        SEPTEMBER 30,
                                            2004
                                        _____________
ASSETS

CURRENT ASSETS

  Cash and cash equivalents             $2,252,565
  Trade accounts receivable              3,867,291
 Cost and estimated earnings in excess
  of billings on uncompleted contracts     324,099
  Prepaid expenses and other               114,483
                                        __________
        Total current assets             6,558,438

PROPERTY AND EQUIPMENT - at cost

   Machinery and equipment              13,512,861
   Automobiles and trucks                1,377,182
   Furniture and fixtures                  342,549
   Other                                    18,144
                                       ___________
                                        15,250,736
   Less accumulated depreciation
   and amortization                    (13,021,990)
                                       ___________
                                         2,228,746

OTHER ASSETS                                 3,395
                                       ___________
        Total assets                    $8,790,579
                                       ===========
See notes to Financial Statements

(UNAUDITED)

                                                  SEPTEMBER 30,
                                                      2004
                                                  _____________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Trade accounts payable                         $2,355,403
   Accrued liabilities                               119,699
   Billings in excess of costs and estimated
      earnings on uncompleted contracts            1,646,188
   Current maturities of notes payable               105,763
   Current portion of capital lease obligations       58,787
                                                  __________
        Total current liabilities                  4,285,840

NOTES PAYABLE, less current maturities                    -

CAPITAL LEASE OBLIGATIONS, less current portion      326,847

COMMITMENTS AND CONTINGENCIES                             -

STOCKHOLDERS' EQUITY

   Preferred stock, $1.00 par value; 4,000,000
      shares authorized:
      8-1/2% Senior convertible preferred stock;
     3,024,264 shares issued and outstanding       3,024,264

      8% Series C convertible exchangeable
     preferred stock; 1,150,350 shares issued,
     55,100 shares outstanding                        55,100

   Common stock, $.01 par value; 25,000,000
      shares authorized; 5,790,492 shares issued      57,905

   Additional paid-in capital                      6,585,537

   Accumulated deficit                            (5,329,600)

   Treasury stock, at cost (31,944 shares)          (215,314)
                                                  __________
                                                   4,177,892
                                                  __________
     Total liabilities and stockholders' equity   $8,790,579
                                                  ==========
See notes to Financial Statements

TGC INDUSTRIES, INC.
STATEMENTS OF INCOME

                           Three Months Ended            Nine Months Ended
                              September 30,                September 30,
                        ________________________   ________________________
                              (Unaudited)                 (Unaudited)
                           2004         2003           2004        2003
                        _________    __________    ___________  ___________
Revenue                $6,872,740    $2,099,890    $14,626,809  $6,537,096

Cost of services        5,490,245     1,725,389     11,349,273   5,532,444
Selling, general,
administrative            311,019       245,616        887,894     696,353
Interest expense            6,546         2,109         14,948       6,487
                       __________    __________    ___________  __________
                        5,807,810     1,973,114     12,252,115   6,235,284
INCOME FROM OPERATIONS
  BEFORE INCOME TAXES   1,064,930       126,776      2,374,694     301,812

Income tax expense
current                    27,266            -          27,266          -
                       __________    __________     __________  __________
NET INCOME              1,037,664       126,776      2,347,428     301,812

Less dividend
  requirements on
  preferred stock          78,815        76,703        238,246     225,291
                       __________    __________     __________  __________
INCOME ALLOCABLE  TO
   COMMON STOCKHOLDERS   $958,849       $50,073     $2,109,182     $76,521

Income per common share:
       Basic               $  .17        $  .01         $  .37      $  .01
       Diluted             $  .09        $  .01         $  .20      $  .01

Weighted average number of
    common shares:
       Basic            5,736,370     5,515,064     5,719,500    5,515,064
       Diluted         12,185,570     5,515,064    12,007,429    5,515,064

See notes to Financial Statements

TGC INDUSTRIES, INC.
Statements of Cash Flows (Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                    _______________________
                                                       2004        2003
                                                    __________   __________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $2,347,428    $301,812
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                     690,666    1,082,525
    Directors fees                                     11,512           -
    Warrants issued for services                        7,599           -
    Gain on disposal of property and equipment         (1,250)      (9,349)
    Changes in operating assets and liabilities
      Trade accounts receivable                    (3,069,837)     161,749
      Cost and estimated earnings in excess of
        billings on uncompleted contracts            (293,605)      23,001
      Prepaid expenses and other                       (8,161)       1,868
      Other assets                                      1,429           -
      Trade accounts payable                        2,235,254       40,668
      Accrued liabilities                              14,392       48,699
      Billings in excess of cost and estimated
        earnings on uncompleted contracts           1,350,209     (747,098)
                                                   __________     ________
     NET CASH PROVIDED BY OPERATING ACTIVITIES      3,285,636      903,875

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                          (1,636,126)    (141,051)
     Proceeds from sale of property and equipment       1,250        9,349
                                                   __________     ________
     NET CASH USED IN INVESTING ACTIVITIES         (1,634,876)    (131,702)

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                  (147,811)          -
     Proceeds from exercise of stock oprions           15,825
     Principal payments on notes payable             (169,304)    (132,827)
     Principal payments on capital lease obligations (122,126)    (113,275)
                                                    _________    _________
     NET CASH USED IN FINANCING ACTIVITIES           (423,416)    (246,102)
                                                     _________    ________
     NET INCREASE IN CASH AND CASH EQUIVALENTS      1,227,344      526,071

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    1,025,221      523,120
                                                   __________   __________
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $2,252,565   $1,049,191
                                                   ==========   ==========
Supplemental cash flow information

   Interest paid                                      $14,948       $4,378
   Income taxes paid                                  $27,266     $     -

Noncash investing and financing activities

Capital lease obligations incurred                   $312,557      $48,460
Financed equipment purchase                          $176,094      $    -

  At the election of the Senior Preferred Stockholder, 118,265 and 123,291 shares of 8.5% Senior Preferred Stock were issued to the Senior Preferred
  Stockholder as payment for the June 1, 2003 and December 1, 2003 dividends, respectively.

See notes to Financial Statements

TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2004

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

NOTE C -- EARNINGS PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. The effect of preferred stock dividends on the amount of income available to common stockholders was $.01 for the three months ended September 30, 2004 and 2003, and $.04 for the nine months ended September 30, 2004 and 2003.

Outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive totaled 3,100,000 for the three and nine-month periods ended September 30, 2003. Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive totaled 222,100 for each of the three and nine-month periods ended September 30, 2003.

TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2004

NOTE C   EARNINGS PER SHARE - (Continued)

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

                                 Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                           __________________________________________________
                                   (Unaudited)             (Unaudited)
                                 2004        2003        2004        2003
                              _________   _________    ________    __________
Basic:
Numerator:
Net income                   $1,037,664   $126,776    $2,347,428    $301,812
Less dividend requirements
 on preferred stock             (78,815)   (76,703)     (238,246)   (225,291)
                              _________  _________   ___________   _________
Income allocable to common
  stockholders                 $958,849    $50,073    $2,109,182     $76,521
Denominator:
Basic - weighted average
  common shares outstanding   5,736,370  5,515,064     5,719,500   5,515,064
                             __________  _________     _________  __________
Basic EPS                        $  .17     $  .01        $  .37      $  .01

Diluted:
Numerator:
Income allocable to common
  stockholders                 $958,849    $50,073    $2,109,182     $76,521
Plus dividend requirements
 on preferred stock              78,815     76,703       238,246     225,291
                             __________  _________    __________    ________
Net income                   $1,037,664   $126,776    $2,347,428    $301,812

Denominator:
Weighted average common
  shares outstanding          5,736,370  5,515,064     5,719,500   5,515,064
Effect of Dilutive Securities:
Warrants                      3,155,856         -      3,039,429          -
Stock options                   131,330         -         86,486          -
Convertible Preferred Stock   3,162,014         -      3,162,014          -
                             __________  _________    __________   _________
                             12,185,570  5,515,064    12,007,429   5,515,064

Diluted EPS                      $  .09     $  .01        $  .20      $  .01

TGC INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2004


NOTE D   DIVIDENDS

Holders of the Company's Series C 8% Convertible Exchangeable Preferred Stock ("Series C Preferred Stock") will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8% per annum. The dividends are payable semi-annually during January and July of each year. At September 30, 2004, cumulative dividends of $121,220 were in arrears on the Company's Series C Preferred Stock.

Holders of the Company's 8-1/2% Senior Convertible Preferred Stock (the "Senior Preferred Stock") will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8-1/2% per annum. The dividends are payable semi-annually during June and December of each year. Dividends paid during 2000 on the Senior Preferred Stock were paid in additional shares of Senior Preferred Stock, in accordance with the terms of the Statement of Resolution Establishing the Senior Preferred Stock. In addition, the holders elected to receive payment of the 2001, 2002 and 2003 dividends in additional shares of Senior Preferred Stock. A cash dividend of $147,811 was paid to the Senior Preferred Shareholders in June 2004. At September 30, 2004, there were no dividends in arrears on the Company's Senior Preferred Stock.

NOTE E   INCOME TAXES

At December 31, 2003, the Company had net operating loss carryforwards of approximately $7,900,000 available to offset future taxable income, which expire at various dates through 2023. Current year federal taxable income is being offset with net operating loss carryforwards. However, in September 2004, the Company paid approximately $11,500 of federal alternative minimum tax and $15,766 of income taxes to various states. These taxes are reflected as current tax expense on the statements of income. Presently deferred tax assets are fully reserved.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company experienced an increase in demand for its services in late 2003 and secured a sufficient number of contracts to keep two seismic crews employed during the first half of 2004. In June 2004, the Company deployed its third seismic crew. As a result, TGC reported net income (before dividend requirements on preferred stock) of $2,347,428 on revenue of $14,626,809, for the nine month period ended September 30, 2004 compared with net income (before dividend requirements on preferred stock) of $301,812 on revenue of $6,537,096 for the same period of 2003. Income per common share (after the provision for preferred stock dividends) on a basic and diluted basis, was $.37 and $.20, respectively, for the nine month period ended September 30, 2004, compared with net income per common share, on a basic and diluted basis, of $.01 for the same period of 2003. At December 31, 2003, TGC had net operating loss carryforwards of approximately $7,900,000 available to offset future taxable income, which expire at various dates through 2023. As a result, the basic and diluted earnings per common share for the three and nine months ended September 30, 2004, were based on net income that included only deductions for federal alternative minimum tax and various state income taxes. See Note E.

TGC reported net income (before dividend requirements on preferred stock) of $1,037,664 on revenue of $6,872,740, for the three month period ended September 30, 2004 compared with net income (before dividend requirements on preferred stock) of $126,776 on revenue of $2,099,890 for the same period of 2003. Income per common share (after the provision for preferred stock dividends) on a basic and diluted basis, was $.17 and $.09, respectively, for the three month period ended September 30, 2004, compared with net income per common share, on a basic and diluted basis, of $.01 for the same period of 2003.

The number of common shares used in the income per share computation for the three and nine month periods ended September 30, 2003 do not include any common shares issuable for stock options and warrants because the exercise price of such options and warrants exceeded the average market price of the common stock and the effect of their inclusion would therefore be anti-dilutive.

During 2004, oil and gas exploration companies have continued to increase the level of activity in their domestic oil and gas exploration programs. As a result, TGC has secured a sufficient number of contracts to keep its three seismic crews employed for the remainder of 2004 thereby improving its performance during 2004 compared with 2003. Though there can be no assurance, should this increased level of activity in the industry continue, management believes TGC may secure enough contracts to enable the Company to keep its three seismic crews employed for 2005.

As a result of the deployment, in June 2004, of our third seismic crew and to better meet the needs of our clients, on October 22, 2004, TGC completed a loan transaction with a lender for the purpose of providing funds for the purchase of a new ARAM Aries recording system. This new state-of-the-art system will enable a crew to record data faster thereby increasing its productivity as well as freeing up currently owned equipment for TGC's other two crews. TGC used internally generated funds to make a down payment to the seller in the amount of $421,085 with the $2,386,649 balance
of the purchase price financed by the lender.   The loan is repayable over
a period of thirty-six months at a fixed per annum simple interest rate of 6.85%. The loan is collateralized by the new recording system equipment and the recording truck and two semi-trailers that will be used to transport the newly purchased equipment between jobs.

Non-cash charges for depreciation and amortization were $690,666 in the first nine months of 2004 compared with $1,082,525 for the same period of 2003.

At a September 24, 2004 meeting, the Company's Board of Directors, in an effort to avoid the continuing administrative costs associated with such a small number of shares of Series C Preferred Stock outstanding (58,100), voted to reduce the conversion price of the Series C Preferred Stock from $6.00 to $2.00 per share of Common Stock for a period beginning on September 24, 2004 and ending on January 31, 2005, with the understanding and agreement of each converting holder of the Series C Preferred Stock that, in accepting such reduced conversion price, each such holder will be deemed to have agreed to offset the benefit of such price reduction against whatever amount of accrued dividends may be owing to such holder as of the conversion date. As a result, a current holder of the Series C Preferred Stock will be able to convert each share of such Preferred Stock into 2.5 shares of Common Stock. Full conversion of the Series C Preferred Stock will result in the issuance of 145,250 additional shares of the Company's Common Stock.

FINANCIAL CONDITION

Cash of $3,285,636 was provided by operations during the first nine months of 2004 compared with cash provided by operations of $903,875 for the same period of 2003. This increase was primarily the result of the increase in net income and the increasing level of activity in the first nine months of 2004 compared with the same period of 2003. During the first nine months of 2004, capital expenditures for additional vehicles and seismic equipment of $1,636,126, offset by proceeds from the sale of vehicles of $1,250, resulted in net cash of $1,634,876 being used in investing activities. Dividend payments to the Senior Preferred Shareholders of $147,811, principal payments of notes payable of $169,304, and principal payments of capital lease obligations of $122,126, offset by proceeds from the exercise of stock options of $15,825 resulted in net cash of $423,416 being used in financing activities during the first nine months of 2004. TGC anticipates that available funds, together with anticipated cash flows generated from future operations, will be sufficient to meet TGC's minimum lease and note payment obligations.

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

Working capital increased $946,004 to $2,272,598 at September 30, 2004 from the December 31, 2003, working capital of $1,326,594. The Company's current ratio was 1.5 at September 30, 2004, compared with 3.1 at December 31, 2003. Stockholders' equity increased $2,234,553 to $4,177,892 at
September 30, 2004 from the December 31, 2003 balance of $1,943,339.   This
increase was primarily attributable to the net income, before dividend requirements on preferred stock, of $2,347,428 offset by dividends paid to the Senior Preferred Shareholders of $147,811.

During the third quarter of 2004, to support future growth of the Company, a $500,000 revolving bank line of credit was secured from a major bank. The line of credit bears interest at prime plus 1.0%, expires on August 2, 2005, and is collateralized by accounts receivable. As of September 30, 2004, the Company had no borrowings against the revolving line of credit.

Management believes, although there can be no assurance, that available funds, together with anticipated cash flows generated from future operations and amounts available under its recently secured revolving line of credit will be sufficient to meet the Company's cash needs during the balance of 2004 and the year 2005.



Forward-Looking Statements

This report contains forward-looking statements which reflect the view of Company's management with respect to future events. Although management believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations are disclosed in the Company's Securities and Exchange Commission filings, and include, but are not limited to, the dependence upon energy industry spending for seismic services, the unpredictable nature of forecasting weather, the potential for contract delay or cancellation, the potential for fluctuations in oil and gas prices, and the availability of capital resources. The forward-looking statements contained herein reflect the current views of the Company's management, and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

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

     b.   Reports on Form 8-K:

          One (1) report under Item 5 of Form 8-K was filed during the reporting period, as follows:

          1. A Report on Form 8-K was filed on July 28, 2004, to report the Company's issuance of a press release reporting its results for the second quarter of 2004.



                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TGC INDUSTRIES, INC.

Date: November 10, 2004     /s/ Wayne A. Whitener
                                Wayne A. Whitener
                                President & Chief
                                Executive Officer
                               (Principal Executive Officer)


Date: November 10, 2004     /s/ Kenneth W. Uselton
                                Kenneth W. Uselton
                                Treasurer (Principal Financial
                                and Accounting Officer)

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


Date:  November 10, 2004

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


Date:  November 10, 2004

                            /s/ Kenneth W. Uselton
                                Kenneth W. Uselton
                                Treasurer (Principal Financial
                                and Accounting Officer)

EXHIBIT 32.1

                              Certification of
                           Chief Executive Officer
                     of TGC Industries, Inc. Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002


This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-QSB (the "Form 10-QSB") for the quarter ended September 30, 2004 of TGC Industries, Inc. (the "Company"). I, Wayne A. Whitener, the Chief Executive Officer of the Company, certify that, to the best of my knowledge:

(1) The Form 10-QSB fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 10, 2004



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


This certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and accompanies the quarterly report on Form 10-QSB (the "Form 10-QSB") for the quarter ended September 30, 2004 of TGC Industries, Inc. (the "Company"). I, Kenneth W. Uselton, Secretary/Treasurer (Principal Financial and Accounting Officer) of the Company, certify that, to the best of my knowledge:

(1) The Form 10-QSB fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 10, 2004

                                         /s/   Kenneth W. Uselton
                                               Kenneth  W. Uselton
                                               Treasurer
                                              (Principal Financial and
                                               Accounting Officer)


4891.00001/456527.1