Form 10KSB
period 2004-12-31
TGC INDUSTRIES INC
filed 2005-03-30
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-14908

TGC INDUSTRIES, INC.

(Name of small business issuer in its charter)

Texas	74-2095844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1304 Summit, Suite 2, Plano, Texas	75074
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (972) 881-1099

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock ($.01 Par Value)

Series C 8% Convertible Exchangeable Preferred Stock ($1.00 Par Value)

8.5% Senior Convertible Preferred Stock ($1.00 Par Value)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues (from continuing operations) for its most recent fiscal year:	$20,084,175

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 18, 2005 (for the purposes of this calculation only directors, executive officers, and 10% or greater stockholders are deemed to be affiliates):

$16,580,250

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of March 18, 2005
Common Stock ($.01 Par Value)	6,102,873

Document	Documents Incorporated by Reference

Portions of the Proxy Statement for Annual Meeting of Shareholders to be held on June 7, 2005	Parts of the Form 10-KSB Into Which the Document is Incorporated:
Part III

Part I

ITEM 1. DESCRIPTION OF BUSINESS.

TGC Industries, Inc. (“TGC” or the “Company”) is a Texas corporation engaged in the geophysical service business, primarily conducting Three-D (“3-D”) surveys for clients in the oil and gas business. TGC’s principal business office is located at 1304 Summit Avenue, Suite 2, Plano, Texas 75074. (Telephone: 972-881-1099).

History

In April 1980, Supreme Industries, Inc., formerly ESI Industries, Inc., (“Supreme”) formed a wholly owned subsidiary that acquired certain equipment, instruments, and related supplies of Tidelands Geophysical Co., Inc. (“Tidelands”), a Houston-based corporation that had been organized in 1967 and was engaged in the business of conducting seismic, gravity, and magnetic surveys under contracts to companies in the exploration for oil and gas. In July 1986, Tidelands’ name was changed to TGC Industries, Inc. (“TGC”). On June 30, 1986, the Boards of Directors of Supreme and TGC approved a spin-off whereby substantially all of the shares of TGC owned by Supreme were distributed as a stock dividend to Supreme security holders.

On July 30, 1993, TGC acquired, through a wholly owned subsidiary, Chase Packaging Corporation (“Chase”), a specialty packaging business principally supplying products to the agricultural industry, through the purchase of certain assets of the Chase Packaging division of Union Camp Corporation.

In June 1996, the Board of Directors of TGC approved the spin-off of Chase, effective July 31, 1996, whereby all of the shares of Chase owned by TGC were distributed as a stock dividend to the shareholders of TGC under the terms of the spin-off transaction. Pursuant to the terms of the spin-off, and following clearance by the Securities and Exchange Commission on March 7, 1997, the holders of TGC’s Common Stock and, on an as-if-converted basis, the holders of TGC’s Series C 8% Convertible Exchangeable Preferred Stock (“Series C Preferred Stock”) received the dividend distribution of Chase Common Stock.

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

As of July 31, 1996, the effective date of the spin-off, TGC Industries, Inc.’s only business has been the geophysical service business, primarily conducting Three-D (“3-D”) surveys for clients in the oil and gas business.

On December 13, 1999, WEDGE Energy Services, L.L.C., (“WEDGE Energy”) an affiliate of WEDGE Group Incorporated, a diversified Houston, Texas firm with interests in oil and gas services, purchased a $2,500,000 8.5% Convertible Subordinated Debenture, Series B due December 1, 2009 (the “Debenture”), of the Company. Proceeds of the financing together with other available funds were utilized for working capital and an expanded capital expenditure program. The Debenture, at WEDGE’s option, could be converted into either preferred stock or common at a price of $1.15 per share.

The holders of the Company’s outstanding Series C Preferred Stock, voted at the Annual Meeting held May 11, 2000, to consent to a new series of 8.5% Senior Convertible Preferred Stock (“Senior Preferred Stock”). The affirmative vote of the holders of two-thirds (2/3) of the outstanding shares of Series C Preferred Stock approved the new series of Senior Preferred Stock. As a result of the consent to the new series of Senior Preferred Stock by the Series C Preferred Stock shareholders and in accordance with the terms of the Debenture Agreement, WEDGE Energy, on May 17, 2000, converted its Debenture plus accrued interest into 2,252,445 shares of Senior Preferred Stock. Per the Debenture Agreement, dividends on the Senior Preferred Stock have been paid by the issuance of additional shares of Senior Preferred Stock through December 1, 2003. As a result, 771,819 shares of Senior Preferred Stock have been issued to WEDGE Energy as dividend payments from June 1, 2000, through December 1, 2003.

In February 2004, WEDGE Energy completed a transaction, selling all of its 3,024,264 shares of Senior Preferred Stock to a small number of investors that included several members of the Company’s Board of Directors who purchased 1,772,200 of such shares. In addition, WEDGE Energy’s two designated Board members have resigned.

General Description of the Company’s Business

Geophysical Business

Since its formation, TGC has engaged in the domestic geophysical services business principally through conducting seismic surveys and to a lesser extent through sales of gravity information from the Company’s Data Bank to companies engaged in the exploration for oil and gas in the United States. Geophysics is the study of the structure and composition of the earth’s interior and involves the measuring and interpretation of the earth’s properties with appropriate instruments. Such studies are generally conducted by means of surveys performed by field crews employing seismic, gravity, or magnetic instruments to acquire data that is then interpreted by various means to obtain useful information for oil and gas companies. The two survey techniques used by the Company in acquiring geophysical data are seismic and gravity. Land seismic surveys are the Company’s principal method of data acquisition and are by far the most widely used geophysical technique. TGC’s seismic crews use dynamite and vibroseis as energy sources for such surveys. The seismic data acquired by TGC are transmitted by the Company to data processing centers (not owned or operated by the Company) designated by the clients for processing and interpretation.

The Company’s Data Bank contains gravity data, and to a lesser extent magnetic data, from many of the major oil and gas producing areas located within the United States. TGC does not have a seismic data bank. Data Bank information has been amassed through participatory surveys as well as speculative surveys funded by TGC alone. All data and interpretations may be licensed to customers at a fraction of the cost of newly acquired data.

In January 2002, the Company entered into a two year Joint Venture Agreement (the “Joint Venture”) with a gravity data processing center, (the “Processing Center”). Per the Joint Venture the Company will furnish the Processing Center with approximately 100,000 stations of the Company’s digitized gravity data, and the Processing Center, using industry standards along with the latest technological gravity data processing software and techniques, will process the digitized data producing a data set (the “Data Set”). During the term of this Agreement, the Company and the Processing Center will endeavor to market and license the Data Set. In consideration for the Processing Center’s unique state-of-the-art gravity processing software and techniques, upon licensing by the Company or the Processing Center of any or all of the Data Set, the Company agrees to pay the Processing Center a twenty percent (20%) commission. Upon expiration of the Joint Venture, the Data Set and all related information provided the Processing Center will be returned to the Company. In February 2004, the Company and the Processing Center entered into an agreement to extend the Joint Venture for a period of three years. Revenue from the licensing of gravity data represents a small portion of the Company’s total revenue. However, because the Data Bank has been fully amortized and only minimal expenses are incurred with each license agreement, revenues from the licensing of gravity data are very profitable.

As a service business, the Company’s domestic geophysical services business is not dependent upon the supply of raw materials or any other products and, therefore, the Company does not have arrangements with any raw material suppliers.

The Company has the capability of utilizing three seismic crews to perform its geophysical services and, in any given period, these crews may generate a significant portion of their respective revenues from one or more clients. For the year ended December 31, 2004, two customers accounted for thirty four percent (34%) and fifteen percent (15%) of the Company’s revenue, respectively. The Company enters into a general or master agreement with each of its clients for the provision of geophysical services and a supplementary agreement (which becomes a part of the general agreement) with respect to each particular job that the Company performs for a client. Under the terms of such agreements, the Company generally contracts to supply all personnel, transportation and equipment to perform seismic surveys for a given prospect for a fixed price plus reimbursement for certain third party charges. The Company generally bills its clients on a progressive basis over the term of the contract. The Company is generally obligated to maintain insurance against injury or damage to persons or equipment arising from the performance of its services and to indemnify its customers against all claims and liability arising therefrom. Management believes this insurance coverage is sufficient.

Beginning approximately in mid 1998, activity in the U.S. Geophysical Industry declined significantly due to a decline in the price of oil. As a result, TGC reduced its operations to one crew in 1999 and continued to operate one crew during 2000. TGC experienced an increase in demand for its services in 2001, securing a sufficient number of contracts to operate at a two-crew level during the second half of 2001. However, this increased level of activity was short-lived, and TGC reduced its operations to one crew in 2002. As a result, management began exploring ways of increasing bidding opportunities in existing markets. In February 2002, the Company entered into an agreement with a corporation to trade in the Company’s shot hole drilling equipment for five buggy-mounted vibroseis units. In addition, the Company purchased certain equipment needed to make the vibroseis equipment compatible with the Company’s recording equipment. A one-year $30,000 note financed this additional equipment. The purchase of this equipment opened up an opportunity in an existing market, in which the Company had not participated, thereby increasing its bidding opportunities. The Company has been successful in the vibroseis market with a significant portion of the Company’s 2004 and 2003 revenue being generated from vibroseis contracts. The Company announced in mid January 2004 that, given that oil and gas exploration companies had increased the level of activity in their domestic oil and gas exploration programs, it had acquired three additional vibroseis units and deployed a second seismic crew. In June 2004, in response to the increased level of activity in the domestic oil and gas market, the Company deployed its third seismic crew. In October 2004, the Company acquired a new ARAM ARIES recording system. This new state-of-the-art system will enable the crew to record data faster thereby increasing its productivity as well as freeing up currently owned equipment for our other two crews. Although there can be no assurance, should this increased level of activity in the industry continue during 2005, management believes the Company will be able to operate at the three-crew level for the remainder of 2005. Company management continues to monitor expenses and, where possible, implement cost containment programs to remain highly competitive.

As of December 31, 2004, TGC employed 162 employees, supporting three seismic crews with a total of 155 crew members and direct support members. The Company believes its relationship with its employees to be satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company’s headquarters are in leased facilities located in Plano, Texas from which it conducts all its current operations. These facilities include approximately 10,500 square feet of office and warehouse space and an outdoor storage area of approximately 20,000 square feet. The monthly rent is $6,559. This facility is used to house corporate offices and serves as the headquarters for the geophysical business. The Company is not responsible for insuring the facilities. The condition of the Company’s facilities is good and TGC management believes that these properties are suitable and adequate for the Company’s foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a defendant in various legal actions that arose out of the normal course of business. In the opinion of Management, none of the actions will result in any significant loss to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted by the Company, during the fourth quarter of the fiscal year ended December 31, 2004, to a vote of the Company’s security holders, through the solicitation of proxies or otherwise.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s Common Stock traded on the NASDAQ SmallCap Market under the symbol “TGCI” from September 25, 1994, until May 24, 2002. As previously reported, the Company was notified by NASDAQ of potential delisting of the Company’s Common Stock for: (1) having failed to maintain a minimum market value of publicly held shares of $1,000,000 and (2) having failed to equal or exceed the minimum bid price requirement of $1 per share, in each case for thirty (30) consecutive trading days. The Company, as a condition to continued listing of its securities on the SmallCap Market, was required to satisfy these requirements for a minimum of ten (10) consecutive trading days by May 15, 2002 and August 13, 2002, respectively. The Company’s Common Stock did not trade at sufficient levels, for ten (10) consecutive trading days, to comply with the May 15, 2002 deadline. As a result, the Company’s securities were delisted from NASDAQ SmallCap Market at the opening of business on May 24, 2002 and now trade over-the-counter on the National Association of Securities Dealers, Inc. Over-The-Counter Bulletin Board System. The Company maintains its trading symbol “TGCI”.

The number of shareholders of record of TGCI’s Common Stock as of March 18, 2005, was 122. Due to the number of shares held in nominee or street name, the Company believes that there are a significantly greater number of beneficial owners of its Common Stock. As of such date, CEDE & CO. held 4,698,372 shares in street name. On March 18, 2005, TGC’s Common Stock was quoted at a closing bid price of $4.15. The high and low bid prices shown below represent prices among the dealers and do not include retail mark-ups, mark-downs, or commissions, and do not necessarily represent actual transactions.

Bid Price of TGC Common Stock

Date	High Bid Price	Low Bid Price

October 1 — December 31, 2004.	2.950	2.150
July 1 — September 30, 2004	2.500	1.500
April 1 — June 30, 2004	2.450	1.200
January 1 — March 31, 2004	1.110	.700

October 1 — December 31, 2003	.700	.380
July 1 — September 30, 2003	.380	.150
April 1 — June 30, 2003	.150	.075
January 1 — March 31, 2003	.100	.063

Dividends are payable on the Company’s Common Stock at the discretion of the Board of Directors. In view of the working capital needs of the Company, it is unlikely that cash dividends will be declared and paid on the Company’s Common Stock for the foreseeable future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Results of operations

Revenues for the year ended December 31, 2004 were $20,084,175 compared with revenues of $8,468,051 for the year ended December 31, 2003. The Company reported net income, before dividend requirements on preferred stock, of $2,868,339 for the year ended December 31, 2004 compared with net income, before dividend requirements on preferred stock, of $555,165 for the year ended December 31, 2003.

In 2004, the Company was able to secure a sufficient number of contracts to deploy an additional two crews. As a result, TGC reported a 137% increase in revenues in 2004 over 2003. As a result of higher revenue, TGC’s cost of services, as a percentage of revenue, decreased to 78.6% in 2004 from 82.1% in 2003. Selling, general and administrative expense increased to $1,313,627 in 2004 from $932,709 in 2003. This increase was due to several factors including an increase in expenses associated with the higher level of revenues, an increase in legal expense associated with the filing of a Form S-B 2, an increase in public company expenses associated with the hiring of a public relations firm, and an increase in incentive compensation paid in 2004. Interest expense increased to $60,878 in 2004 from $8,792 in 2003. This increase was attributable to the debt incurred in 2004 associated with the purchase of additional equipment. In June 2003, the Company issued 750,000 detachable stock warrants, with a value of $22,500, to certain directors in exchange for their financial commitment for a line of credit that expired December 31, 2003, in an amount up to $300,000. During 2003, the Company had no borrowings against the line of credit.

At December 31, 2004, the Company had net operating loss carry forwards of approximately $4,980,000 available to offset future taxable income, which expire at various dates through 2024. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits are more likely than not.

Financial Condition

Cash of $4,165,754 was provided by operations for the twelve months ended December 31, 2004, compared with cash provided by operations of $1,066,743 for the same period of the prior year. The primary reason for the increase in cash from operations in 2004 compared with 2003 was a significant increase in revenue and net income in 2004 compared with 2003. Net cash of $2,636,741 was used in investing activities during 2004. This was primarily the result of capital expenditures of $2,637,991 to acquire additional seismic equipment needed to operate three crews and replace certain vehicles and equipment that had become worn-out during 2004. Principal payments of debt obligations in the amount of $263,683, principal payments on capital lease obligations of $197,642, and dividends of $289,830 paid on the Company’s 8.5% Senior Convertible Preferred Stock (less proceeds of $26,825 from the exercise of stock options) resulted in net cash of $724,330 being used in financing activities in 2004. The debt incurred in 2004 was primarily for the purchase of an ARAM recording system in the amount of $2,386,649. The term of the debt for the new system is three years. This new state-of-the-art system will enable the crew to record data faster thereby increasing its productivity as well as freeing up currently owned equipment for the other two crews. The capital leases entered into in 2004 were primarily for additional vehicles and replacement of certain equipment and vehicles needed to operate at the three-crew level. The terms of these capital leases range in length from six months to three years. The Company anticipates that available funds, together with anticipated cash flows generated from future operations will be sufficient to meet the Company’s minimum lease and note payment obligations.

Working capital decreased $473,461 to $853,133 at December 31, 2004 from the December 31, 2003, working capital of $1,326,594. The Company’s current ratio decreased to 1.3 at December 31, 2004 from 3.1 at December 31, 2003. Stockholders’ equity increased to $4,570,065 at December 31, 2004, from the December 31, 2003, balance of $1,943,339 due primarily to the net income reported in 2004 of $2,868,339.

In October 2001, the Company entered into a three-year operating lease for the Company’s headquarters facility located in Plano, Texas. In April 2004, the Company executed an addendum to its operating lease. The addendum extended the term of the lease until March 31, 2009 and increased the square footage of the office and outdoor storage area. The Company anticipates that available funds, together with anticipated cash flows generated from future operations will be sufficient to meet the Company’s minimum rental payment obligations that are as follows: $78,708 in 2005; $78,708 in 2006; $81,579 in 2007; $82,536 in 2008 and $20,634 in 2009.

During 2001, the Company entered into an unsecured revolving line of credit arrangement with a bank, providing for borrowings of up to $125,000. The facility bore interest at prime plus 1% per annum and matured in October 2003. The Company had committed the availability to irrevocable letters of credit totaling $125,000 that also expired in October 2003. Therefore, the Company had no borrowing availability under this line of credit. The letters of credit, with an insurance company as beneficiary, were being used to guarantee continuing seismic insurance bonds totaling $125,000, issued by the insurance company to two states in which the Company performs seismic surveys. In October 2003, the Company was able to secure replacement seismic bonds from an insurance company that did not require letters of credit.

During the third quarter of 2004, to support future growth of the Company, a $500,000 revolving bank line of credit was secured from a major bank. The line of credit bears interest at prime plus 1.0%, expires on August 2, 2005, and is collateralized by accounts receivable. Advances are limited to eligible receivables. As of December 31, 2004, the Company had no borrowings against the revolving line of credit.

In 2000, the Company issued 2,252,445 shares of 8.5% Senior Convertible Preferred Stock (“Senior Preferred Stock”) to a debt holder (WEDGE Energy) in consideration for an outstanding debenture plus accrued interest, and in accordance with the terms of the Debenture Agreement, issued 103,490 additional shares of Senior Preferred Stock to the Senior Preferred stockholder as payment for 2000 dividends. At the election of the Senior Preferred stockholder, the Company issued 668,329 additional shares of Senior Preferred Stock to the Senior Preferred Stockholder as dividend payments from June 1, 2001, through December 1, 2003. Cash dividends of $289,830 were paid to the Senior Preferred Stockholders during 2004.

In February 2004, WEDGE Energy completed a transaction, selling all of its 3,024,264 shares of Senior Preferred Stock to a small number of investors that included several members of the Company’s Board of Directors who purchased 1,772,200 of such shares. In addition, WEDGE Energy’s two designated Board members resigned.

At a November 30, 2001 meeting, the Company’s Board of Directors, in an effort to encourage the conversion of Series C 8% Convertible Exchangeable Preferred Stock (“Series C Preferred Stock”) into shares of Common Stock, voted to reduce, on a post-Reverse Split basis, the conversion price of the Series C Preferred Stock from $2.00 per share of Common Stock to $1.61 per share of Common Stock. This action by the Board of Directors resulted in 977,550 shares of Series C Preferred Stock being converted into 3,035,839 shares of Common Stock during 2002. As a result, 58,100 shares of Series C Preferred Stock remained outstanding at December 31, 2003. At a September 24, 2004 meeting, the Company’s Board of Directors, in an effort to encourage the conversion of Series C Preferred Stock into shares of Common Stock, voted to reduce the conversion price of the Series C Preferred Stock from $6.00 per share of Common Stock to $2.00 per share of Common Stock for a period beginning on September 24, 2004, and ending on January 31, 2005. This action by the Board of Directors resulted in 39,750 shares of Series C Preferred Stock being converted into 99,375 shares of Common Stock as of December 31, 2004. As a result, 18,350 shares of Series C Preferred Stock remained outstanding at December 31, 2004, and the cumulative dividends in arrears on the Series C Preferred Stock were $44,040 at December 31, 2004.

In September 2002, the Company issued 1,500,000 detachable common stock purchase warrants exercisable at the then market price of $.20 per share (“2002 Warrants”), valued at $45,000, to certain investors in exchange for their financial commitment for a line of credit that expired December 31, 2002, in an amount up to $300,000. During September 2002, the Company used $150,000 of available funds under the line of credit. At December 31, 2002, $120,000 remained outstanding under the line of credit and was paid by the Company in January 2003. In June 2003, the Company issued 750,000 detachable common stock purchase warrants on the same terms (“2003 Warrants”), with a value of $22,500, to certain directors in exchange for their financial commitment for a line of credit that expired December 31, 2003, in an amount up to $300,000. During 2003, the Company had no borrowings against the line of credit. Both the 2002 and 2003 Warrant Agreements contain provisions whereby the warrant holders are entitled to exercise their warrants for additional common shares of the Company as a result of the Senior Preferred Stockholder electing to receive additional shares of Senior Preferred Stock as Dividends. As a result, at December 31, 2004, the 2002 Warrants and the 2003 Warrants were exercisable into 1,855,000 and 811,645 shares of common stock, respectively.

The Company anticipates that available funds, together with anticipated cash flows generated from future operations and amounts available under its revolving line of credit, will be sufficient to meet the Company’s cash needs during 2005, so long as one of the Company’s three crews is employed, of which there is no assurance.

Forward-Looking Statements

This report contains forward-looking statements which reflect the view of Company’s management with respect to future events. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations are disclosed in the Company’s Securities and Exchange Commission filings, and include, but are not limited to the dependence upon energy industry spending for seismic services, the unpredictable nature of forecasting weather, the potential for contract delay or cancellation, the potential for fluctuations in oil and gas prices, and the availability of capital resources. The forward-looking statements contained herein reflect the current views of the Company’s management, and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

ITEM 7. FINANCIAL STATEMENTS.

Financial Statements

December 31, 2004 and 2003

Report of Independent Registered Public Accounting Firm

Board of Directors and
Shareholders of TGC Industries, Inc.

We have audited the accompanying balance sheets of TGC Industries, Inc. as of December 31, 2004 and 2003, and the related statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TGC Industries, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Lane Gorman Trubitt, L.L.P.
Dallas, Texas
February 21, 2005

TGC Industries, Inc.

BALANCE SHEETS

December 31,

	2004	2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,829,904	$1,025,221
Trade accounts receivable	1,655,084	797,454
Costs and estimated earnings in excess of billings on uncompleted contracts	231,524	30,494
Prepaid expenses and other	120,720	106,322
Total current assets	3,837,232	1,959,491

PROPERTY AND EQUIPMENT - at cost
Machinery and equipment	17,028,957	11,888,410
Automobiles and trucks	1,517,639	893,297
Furniture and fixtures	335,903	326,108
Leasehold improvements	6,646	—
	18,889,145	13,107,815
Less accumulated depreciation and amortization	(13,405,979)	(12,313,180)
	5,483,166	794,635

OTHER ASSETS	3,395	4,824

	$9,323,793	$2,758,950

The accompanying notes are an integral part of these statements.

	2004	2003

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$741,782	$120,149
Accrued liabilities	350,226	105,307
Billings in excess of costs and estimated earnings on uncompleted contracts	657,956	295,979
Income taxes payable	14,351	—
Current maturities of notes payable	873,231	2,594
Current portion of capital lease obligations	346,553	108,868

Total current liabilities	2,984,099	632,897

NOTES PAYABLE, less current maturities	1,524,803	96,379

CAPITAL LEASE OBLIGATIONS, less current portion	244,826	86,335

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 4,000,000 shares authorized;

8.5% senior convertible preferred stock; 2,817,564 and 3,024,264 shares issued and outstanding at December 31,2004 and 2003, respectively	2,817,564	3,024,264

8% Series C convertible exchangeable preferred stock; 1,150,350 shares issued, 18,350 and 58,100 shares outstanding at December 31, 2004 and 2003, respectively	18,350	58,100

Common stock, $.01 par value; 25,000,000 shares authorized; 6,102,067 and 5,727,008 issued at December 31, 2004 and 2003, respectively	61,021	57,270
Additional paid-in capital	6,697,133	6,696,047
Accumulated deficit	(4,808,689)	(7,677,028)
Treasury stock, at cost, 31,944 shares	(215,314)	(215,314)

	4,570,065	1,943,339

	$9,323,793	$2,758,950

The accompanying notes are an integral part of these statements.

TGC Industries, Inc.

STATEMENTS OF INCOME

Year Ended December 31,

	2004	2003

Revenue	$20,084,175	$8,468,051

Cost and expenses
Cost of services	15,777,204	6,948,885
Selling, general and administrative	1,313,627	932,709
Interest expense	60,878	8,792
Debt financing costs	—	22,500
	17,151,709	7,912,886

Income from operations before income taxes	2,932,466	555,165

Income tax expense - current	(64,127)	—

NET INCOME	2,868,339	555,165

Less dividend requirements on preferred stock	(300,313)	(302,998)

Income allocable to common stockholders	$2,568,026	$252,167

Earnings per common share
Basic	$0.45	$0.05
Diluted	$0.24	$0.04

Weighted average number of shares outstanding
Basic	5,752,347	5,546,132
Diluted	11,844,283	6,279,109

The accompanying notes are an integral part of these statements.

TGC INDUSTRIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004 and 2003

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	capital	deficit	stock	Total

Balances at January 1, 2003	2,840,808	$2,840,808	5,547,008	$1,664,102	$5,302,871	$(8,232,193)	$(215,314)	$1,360,274

Reduction in Par Value of Common Stock from $.30 to $.01	—	—	—	(1,608,632)	1,608,632	—	—	—

Dividend on 8-1/2% senior convertible preferred stock	241,556	241,556	—	—	(241,556)	—	—	—

Issuance of stock warrants	—	—	—	—	22,500	—	—	22,500

Issuance of common stock	—	—	180,000	1,800	3,600	—	—	5,400

Net income	—	—	—	—	—	555,165	—	555,165

Balances at December 31, 2003	3,082,364	3,082,364	5,727,008	57,270	6,696,047	(7,677,028)	(215,314)	1,943,339

Cash dividends on 8-1/2% senior convertible preferred stock	—	—	—	—	(289,830)	—	—	(289,830)

Conversion of preferred stock	(246,450)	(246,450)	306,075	3,061	243,389	—	—	—

Exercise of stock options	—	—	34,100	341	26,484	—	—	26,825

Issuance of stock warrants	—	—	—	—	9,880	—	—	9,880

Issuance of common stock	—	—	34,884	349	11,163	—	—	11,512

Net income	—	—	—	—	—	2,868,339	—	2,868,339

Balances at December 31, 2004	2,835,914	$2,835,914	6,102,067	$61,021	$6,697,133	$(4,808,689)	$(215,314)	$4,570,065

The accompanying notes are an integral part of these statements.

TGC Industries, Inc.

STATEMENTS OF CASH FLOWS

Year Ended December 31,

	2004	2003
Cash flows from operating activities
Net income	$2,868,339	$555,165
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,106,022	1,314,042
Gain on disposal of property and equipment	(1,250)	(19,349)
Debt issuance costs	—	22,500
Director fees and other expenses	21,392	5,400
Changes in operating assets and liabilities
Trade accounts receivable	(857,630)	(135,404)
Costs and estimated earnings in excess of billings on uncompleted contracts	(201,030)	2,351
Prepaid expenses and other	(14,398)	(4,357)
Other assets	1,429	—
Trade accounts payable	621,633	(79,187)
Accrued liabilities	244,919	(16,210)
Billings in excess of costs and estimated earnings on uncompleted contracts	361,977	(578,208)
Income taxes payable	14,351	—

Net cash provided by operating activities	4,165,754	1,066,743
Cash flows from investing activities
Capital expenditures	(2,637,991)	(314,959)
Proceeds from sale of property and equipment	1,250	19,349

Net cash used in investing activities	(2,636,741)	(295,610)
Cash flows from financing activities
Principal payments on notes payable	(263,683)	(133,458)
Principal payments on capital lease obligations	(197,642)	(135,574)
Proceeds from exercise of stock options	26,825	—
Payment of dividends	(289,830)	—
Net cash used in financing activities	(724,330)	(269,032)
Net increase in cash and cash equivalents	804,683	502,101

Cash and cash equivalents at beginning of year	1,025,221	523,120

Cash and cash equivalents at end of year	$1,829,904	$1,025,221
Supplemental cash flow information
Interest paid	$38,903	$11,267
Income taxes paid	$49,776	$—
Noncash investing and financing activities
Capital lease obligations incurred	$593,818	$174,315
Financed equipment purchases	$2,562,744	$—

At the election of the Senior Preferred Stockholder, 118,265 and 123,291 shares of 8.5% Senior Preferred Stock were issued to the Senior Preferred Stockholder as payment for the June 1, 2003 and December 1, 2003 dividends, respectively.

The accompanying notes are an integral part of these statements.

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

Trade Receivables

Trade accounts receivable are recorded in accordance with terms and amounts as specified in the related contracts on an ongoing basis. The Company evaluates the collectibility of accounts receivable on a specific account basis using a combination of factors, including the age of the outstanding balances, evaluation of the customer’s financial condition, and discussions with relevant Company personnel and with the customers directly. An allowance for doubtful accounts or direct write-off is recorded when it is determined that the receivable may not be collected, depending on the facts known and the probability of collection of the outstanding amount.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the individual assets ranging from 1 to 7 years. The depreciation expense on assets acquired under capital leases is included with depreciation expense on owned assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expenses as incurred.

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

Stock-Based Compensation

The Company has two stock-based employee compensation plans, which are described more fully in Note H. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and income per share allocable to common stockholders if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	Year Ended December 31,
	2004	2003
Net income allocable to common stockholders, as reported	$2,568,026	$252,167

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,557)	(39,123)

Pro forma net income allocable to common stockholders	$2,564,469	$213,044

Income per common share
Basic - as reported	$0.45	$0.05
Diluted - as reported	$0.24	$0.04
Basic - pro forma	$0.45	$0.04
Diluted - pro forma	$0.24	$0.03

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2004: risk-free interest rate of 4.2%, expected dividend yields of 0.0%, expected lives of 5.0 years; and expected volatility of 17%.

Financial Instruments

The Company’s financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items. Fair value of long-term debt is based on rates available to the Company for debt with similar terms and maturities.

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

Recent Accounting Standards

In December 2004, the FASB issued FASB Statement No.123R, “Share-Based Payment” (FAS 123R), which requires that compensation costs relating to share-based payments be recognized in the Company’s financial statements. The Company currently accounts for those payments under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company is preparing to implement this standard effective July 1, 2005. Although the transition method to be used to adopt the standard has not been selected, the impact of adoption is expected to have a minimal impact on the Company’s results of operations, financial position and liquidity. Refer to Note H, for the Company’s calculation of the pro forma impact on net income of FAS 123, which would be similar to that under FAS 123R.

In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets, – an Amendment of APB Opinion No. 29,” (FAS 153), which is effective for the Company for asset-exchange transactions beginning July 1, 2005. Under APB 29, assets received in certain types of nonmonetary exchanges were permitted to be recorded at the carrying value of the assets that were exchanged (i.e., recorded on a carryover basis). As amended by FAS 153, assets received in some circumstances will have to be recorded instead at their fair values. In the past, the Company has not engaged in nonmonetary asset exchanges for significant amounts.

NOTE C - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts are as follows at December 31,:

	2004	2003
Costs incurred on uncompleted contracts and estimated earnings	$439,393	$111,567
Less billings to date	(865,825)	(377,052)
	$(426,432)	$(265,485)

The components of uncompleted contracts are reflected in the balance sheets at December 31, 2004 and 2003 as follows:

	2004	2003
Costs and estimated earnings in excess of billings on uncompleted contracts	$231,524	$30,494
Billings in excess of costs and Estimated earnings on uncompleted contracts	(657,956)	(295,979)
	$(426,432)	$(265,485)

NOTE D - ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31,:

	2004	2003
Compensation and payroll taxes	$132,040	$65,690
Accrued sales and use tax	181,211	—
Other	36,975	39,617
	$350,226	$105,307

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

On August 2, 2004, the Company obtained a line of credit with a $500,000 credit limit. The line of credit accrues interest at a bank’s prime rate plus 1% and matures on August 2, 2005. Collateral for this line of credit is accounts receivable. Advances are limited to eligible receivables. There were no advances made under this line of credit as of December 31, 2004.

Notes Payable

Notes payable consist of the following at December 31:

	2004	2003
Note payable to a finance company, interest at 4%, due in monthly installments of $552 including interest; collateralized by equipment and accounts receivable	$—	$98,973

Note payable to a finance company, interest at 8%, due in monthly installments of $10,004 including interest; collateralized by equipment.	77,681	—

Note payable to a finance company, Interest at 6.85%, due in monthly installments of $66,296 plus interest; collateralized by equipment	2,320,353	—
	$2,398,034	$98,973

None of the above notes require the maintenance of financial ratios.

Aggregate annual maturities of notes payable at December 31, 2004 are as follows:

Year Ending December 31,

2005	$873,231
2006	795,550
2007	729,253
Thereafter	—
2,398,034
Less current maturities	(873,231)
$1,524,803

NOTE F - LEASES

Capital Leases

The Company leases certain specialized seismic equipment under leases classified as capital leases. The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of December 31, 2004.

Year Ending December 31,

2005	$362,936
2006	200,835
2007	78,096

Total minimum lease payments required	641,867
Less: Amount representing interest	(50,488)
Present value of minimum lease payments	591,379
Less current maturities	(346,553)
$244,826

The net book value of the capital assets leased was approximately $810,000 and $259,000 as of December 31, 2004 and 2003, respectively. Total accumulated depreciation on these assets was approximately $360,000 and $132,000 as of December 31, 2004 and 2003, respectively.

Operating Leases

The Company leases office space under an operating lease that expires March 31, 2009. The lease expense for the years ended December 31, 2004 and 2003, was approximately $78,000 and $69,000, respectively.

The following is a schedule by years of future minimum rental payments required under the operating lease as of December 31, 2004:

Year Ending December 31,

2005	$78,708
2006	78,708
2007	81,579
2008	82,536
2009 and thereafter	20,634

Total minimum payments required	$342,165

NOTE G – FAIR VALUE OF DEBT OBLIGATIONS

The fair value of debt obligations is estimated using discounted cash flows based on the Company’s incremental borrowing rate for similar types of borrowings. A comparison of the carrying value and fair value of these instruments is as follows:

	December 31,
	2004	2003
Carrying value	$2,398,034	$98,973
Fair value	$2,398,034	$98,973

NOTE H - STOCKHOLDERS’ EQUITY

Earnings Per Share

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

	December 31,
	2004	2003

Numerator:
Net income	$2,868,339	$555,165
Less dividend requirements on preferred stock	(300,313)	(302,998)
Income allocable to common stockholders	$2,568,026	$252,167

Denominator:
Basic - weighted average common shares outstanding	5,752,347	5,546,132
Effect of dilutive securities:
Warrants	3,117,422	732,977
Stock options	119,825	—
Convertible preferred stock	2,854,689	—
	11,844,283	6,279,109

Basic net income per share	$.45	$.05
Diluted net income per share	$.24	$.04

The effect of preferred stock dividend requirements on the amount of income available to common stockholders was $.05 for the years ended December 31, 2004 and 2003.

Outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive total 850,000 for the year ended December 31, 2003. Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive total 238,000 for the year ended December 31, 2003.

Stock-Based Compensation Plans

The Company had a 1993 Stock Option Plan (the “1993 Plan”). Options for up to 283,334 shares of the Company’s common stock could have been granted under the 1993 Plan. Options under the 1993 Plan must have been granted at prices not less than the market price at the date of grant and must have been exercised within five years from the date of grant. Options covering 34,000 shares expired or were canceled during 2003. At December 31, 2003, outstanding options for 29,100 shares were exercisable, and were exercised during 2004. At December 31, 2004 the 1993 Plan had expired.

The Company currently has in effect a 1999 stock option plan (the “1999 Plan”). Options for up to 300,000 shares of the Company’s common stock may be granted under the 1999 Plan. Options under the 1999 Plan must be granted at prices not less than the lesser of the par value per share of the stock or the fair market value per share of the Company’s stock on the date of the grant, and their term cannot exceed five years from the date of the grant. Options outstanding at December 31, 2003, covering 153,000 shares, expire five years from the date of the grant and are exercisable as follows: (i) one-third of the shares after the 12 month period following the date of the grant, (ii) two-thirds of the shares after the 24 month period following the date of the grant, and (iii) all of the shares of stock after the 36 month period following the date of the grant. During 2004, options covering 100,000 shares were granted, options covering 10,000 shares were cancelled and options covering 5,000 shares were exercised. At December 31, 2004, options covering 238,000 shares were outstanding, of which 138,000 were exercisable.

The following table summarizes activity under the Plans:

	Shares under option	Weighted average exercise price
Balance at January 1, 2003	232,100	$.96
Canceled/expired	(50,000)	$.98
Balance at December 31, 2003	182,100	$.96
Granted	100,000	$.80
Exercised	(34,100)	$.79
Canceled	(10,000)	$1.00
Balance at December 31, 2004	238,000	$.98

The following information applies to options outstanding and exercisable at December 31, 2004:

Range of Exercise prices	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price

$ .80 - $1.00	238,000	2.28	$ .98

Stock Warrants

Effective January 1, 2001, 181,634 warrants covering 6,054 shares of common stock expired. Per the warrant agreement, any unexercised warrants are automatically deemed exercised at the rate of one share of the Company’s common stock for each 30 warrants held. These warrants remain unredeemed at December 31, 2004.

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

The agreements covering the warrants issued in 2002 and 2003 contain provisions that in the event dividends are declared and paid on the Company’s Senior Preferred Stock in additional shares of Senior Preferred Stock the number of additional common shares for which the warrants are exercisable and the purchase price shall be adjusted. At December 31, 2003, the warrants issued in 2002 and the warrants issued in 2003 were exercisable into 1,855,000 shares at $.16 per share and 811,645 shares at $.18 per share, respectively.

During 2004, the Company issued 26,000 warrants to a public relations firm as part of its fee for services provided the Company. The warrants have a strike price of $1.00 per share and expire December 15, 2007. During January 2005, the public relations firm sold the 26,000 warrants to a group of investors that included certain Directors of the Company.

Preferred Stock

During 1996, the Company issued 1,150,350 shares of Series C 8% convertible exchangeable preferred stock (“Series C Preferred Stock”) at $5.00 per share in a private placement offering with gross proceeds of approximately $5,800,000. The Series C Preferred Stock is, at the option of the Company, exchangeable into 8% subordinated convertible debentures. Prior to November 30, 2001, the Series C Preferred Stock and debentures were convertible into shares of the Company’s common stock at the conversion price of (i) $2.00 per share if exercised by December 31, 2001, (11) $3.75 per share if exercised from January 1, 2002 by December 31, 2001, (ii) $3.75 per share if exercised from January 1, 2002 through December 31, 2002, and (iii) $6.00 per share thereafter. At a November 30, 2001 meeting, the Company’s Board of Directors approved amendments to the conversion terms of the Series C Preferred Stock. The amendments were as follows: the conversion price was reduced from $2.00 per share to $1.61 per share and the date of the conversion price increase to $3.75 per share was delayed from December 31, 2001, until January 31, 2002. The subsequent date of the increase in the conversion price to $6.00 per share remained December 31, 2002.

In January 2002, the Series C Preferred shareholders converted 977,550 shares of Series C Preferred Stock into 3,035,839 shares of common stock. As a result, 58,100 shares of Series C Preferred Stock remained outstanding at December 31, 2003. At a September 24, 2004 meeting, the Company’s Board of Directors approved amendments to the conversion terms of the Series C Preferred Stock. The amendments were as follows: the conversion price was reduced from $6.00 per share to $2.00 per share for a period beginning on September 24, 2004 and ending on January 31, 2005. As a result, the Series C Preferred shareholders converted 39,750 shares of Series C Preferred stock into 99,375 shares of common stock. At December 31, 2004, 18,350 of Series C Preferred stock remained outstanding.

In 2000, the Company issued 2,252,445 shares of 8.5% Senior Convertible Preferred Stock (“Senior Preferred Stock”) to a debt holder in consideration for an outstanding debenture plus accrued interest, and in accordance with the terms of the agreement, issued 103,490 additional shares of Senior Preferred Stock to the Senior Preferred stockholder as payment for 2000 dividends. At the election of the Senior Preferred stockholder, the Company issued 100,127, 104,383, 108,819, 113,444, 118,265 and 123,291 additional shares of Senior Preferred Stock to the Senior Preferred stockholder as payment for the June 1, 2001, December 1, 2001, June 1, 2002, December 1, 2002, June 1, 2003 and December 1, 2003 dividends, respectively, resulting in 3,024,264 shares outstanding at December 31, 2003. In February 2004, the Senior preferred shareholder completed a transaction, selling all its 3,024,264 shares of Senior Preferred Stock to a small number of investors that included several members of the Company’s Board of Directors who purchased 1,772,200 of such shares. During 2004, certain members of the investor group converted 206,700 shares of Senior Preferred Stock into a like number of shares of the Company’s Common Stock. As a result, 2,817,564 shares of Senior Preferred Stock remained outstanding at December 31, 2004.

Dividends

Holders of the Company’s Series C Preferred Stock will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8% per annum. The dividends are payable semi-annually during January and July of each year. As of December 31, 2004, following the conversion of 1,017,300 shares of the Series C Preferred Stock as noted above, cumulative dividends of $44,040 were in arrears.

Holders of the Company’s Senior Preferred Stock will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8.5% per annum. The dividends are payable semi-annually during June and December of each year. Dividends payable in 2003 were paid in additional shares of Senior Preferred Stock, at the election of the Senior Preferred Stockholder. Cash dividends of $289,830 were paid to the Senior Preferred Stockholders during 2004.

NOTE I - INCOME TAXES

The income tax provision reconciled to the tax computed at the statutory Federal rate is as follows:

	Years Ended December 31,
	2004	2003
Federal tax provision at statutory rate	$975,235	$188,756
Non-deductible expenses	57,405	33,370
Change in valuation allowance for net operating loss carryforward	(968,513)	(222,126)

Income tax expense - current	$64,127	$—

Deferred tax assets and liability consist of the following:

	December 31,
	2004	2003
Deferred tax assets
Net operating loss carryfowards	$1,693,336	$2,783,950
Other	22,411	3,280
	1,715,747	2,787,230
Deferred tax liability
Property and equipment	(253,475)	(107,093)
	1,462,272	2,680,137
Less valuation allowance	(1,462,272)	(2,680,137)

Net deferred tax asset	$—	$—

At December 31, 2004, the Company had net operating loss carryforwards of approximately $4,980,000 available to offset future taxable income, which expire at various dates through 2024. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits are more likely than not.

NOTE J - 401(k) PLAN

The Company has a 401(k) salary deferral plan which covers all employees who have reached the age of 20.5 years and have been employed by the Company for at least one year. The covered employees may elect to have an amount deducted from their wages for investment in a retirement plan. The Company makes contributions to the plan equal to 100% of each participant’s salary reduction contributions to the plan up to 2% of the participant’s compensation. The Company’s matching contribution to the plan was approximately $30,000 and $21,000 for the years ended December 31, 2004 and 2003, respectively.

NOTE K - CONCENTRATION OF CREDIT RISK

The Company sells its geophysical services primarily to large independent oil and gas companies operating in the United States. The Company performs ongoing credit evaluations of its customer’s financial condition and, generally, requires no collateral from its customers.

Sales and accounts receivable from the Company’s largest customers as of and for the years ended December 31, 2004 and 2003 consist of the following:

	Sales		Accounts Receivable
Company	2004	2003	2004	2003

A	—	15%	—	—
B	—	12%	—	—
C	34%	—	—	—
D	15%	—	1%	—
E	11%	—	7%	—

As of December 31, 2004, 2 additional customers accounted for 38% and 18% of outstanding accounts receivable, respectively.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on Form 8-K filed with the Securities and Exchange Commission on April 9, 2003, Grant Thornton LLP (“Grant Thornton”) notified the Audit Committee (the “Audit Committee”) of TGC and the Board of Directors of the TGC that Grant Thornton declined to stand for re-election as the Company’s principal accountants. In addition, the Audit Committee and the Board of Directors approved the engagement of Lane Gorman Trubitt, L.L.P. as the Company’s principal accountants.

The reports of Grant Thornton on the Company’s consolidated financial statements for the years ended December 31, 2001 and 2002 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

As stated in the Form 8-K, in connection with its audits for years ended December 31, 2001 and 2002, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such years.

Item 8A.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

The Company continues to take action to assure compliance with the internal controls, disclosure controls, and other requirements of the Sarbanes-Oxley Act of 2002. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Certain information required by Item 9 of the Form 10-KSB is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report, under the caption “Nominees for Directors” in the proxy statement.

ITEM 10. EXECUTIVE COMPENSATION.

The information required by Item 10 of Form 10-KSB is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report, under the caption “Executive Compensation” in the proxy statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 11 of Form 10-KSB is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report, under the caption “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 12 of Form 10-KSB is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report, under the caption “Transactions with Management” in the proxy statement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Item 13                                                          (a)                                  The following is a list of exhibits to this Form 10-KSB:

3.1

Restated Articles of Incorporation as of July 31, 1986, filed as Exhibit 3(a) to the Company’s Registration Statement on Form 10 (Registration No. 0-14908), filed with the Commission and incorporated herein by reference.

3.2

Certificate of Amendment to the Company’s Restated Articles of Incorporation, as of July 5, 1988, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by reference.

3.3

Restated Articles of Incorporation (with amendment) as of November 6, 1998, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and incorporated herein by reference.

3.4

Restated Articles of Incorporation (with amendment) as filed with the Secretary of State of Texas on June 20, 2003, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, and incorporated herein by reference.

3.5	First Amended Bylaws of the Company as amended, filed as Exhibit 3.2 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

3.6

Amendment to the Company’s First Amended Bylaws as adopted by the Board of Directors on March 7, 1988, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

4.1

Statement of Resolution Establishing Series of Preferred Stock of TGC Industries, Inc. filed with the Secretary of State of Texas on July 16, 1993, filed as Exhibit 2 to the Company’s Current Report on Form 8-K dated August 11, 1993, and incorporated herein by reference.

4.2

Statement of Resolution Establishing Series C 8% Convertible Exchangeable Preferred Stock of TGC Industries, Inc. as filed with the Secretary of State of Texas on July 9, 1996, filed as Exhibit B to the Company’s current report on Form 8-K dated July 11, 1996, filed with the Commission and incorporated herein by reference.

4.3

Statement of Resolution Regarding Series C 8% Convertible Exchangeable Preferred Stock of TGC Industries, Inc. as filed with the Secretary of State of Texas on December 30, 1998, filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 30, 1998, and incorporated herein by reference.

4.4

Statement of Resolution Regarding Series C 8% Convertible Exchangeable Preferred Stock of TGC Industries, Inc. as filed with the Secretary of State of Texas on July 9, 1999, filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 2000, and incorporated herein by reference.

4.5

Statement of Resolution regarding Series C 8% Convertible Exchangeable Preferred Stock of TGC Industries, Inc. as filed with the Secretary of State of Texas on December 4, 2001, filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 2001, and incorporated herein by reference.

4.6

Statement of Resolution regarding Series C 8% Convertible Exchangeable Preferred Stock of TGC Industries, Inc. as filed with the Secretary of State of Texas on December 11, 2002, filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 2002, and incorporated herein by reference.

4.7	Statement of Resolution regarding Series C 8% Convertible Exchangeable Preferred Stock of TGC Industries, Inc. as filed with the Secretary of State of Texas on October 4, 2004.

4.8

Form of Debenture Agreement and Debenture for 8% Subordinated Convertible Debentures, Series A, filed as Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-12269), as amended, filed with the Commission and incorporated herein by reference.

4.9

Form of Warrant Agreement dated July 28, 1995, as amended, and Warrant, filed as Exhibit 4.3 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-12269), as amended, filed with the Commission and incorporated herein by reference.

4.10

Debenture Agreement dated December 10, 1999, with respect to the Company’s $2,500,000 8 1/2% Convertible Subordinated Debenture, Series B payable to Wedge Energy Services, L.L.C., filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

4.11

Statement of Resolution Establishing 8-1/2% Senior Convertible Preferred Stock of TGC Industries, Inc. as filed with the Secretary of State of Texas on May 17, 2000, filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 2000, and incorporated herein by reference.

4.12

Statement of Resolution regarding 8-1/2% Senior Convertible Preferred Stock of TGC Industries, Inc. as filed with the Secretary of State of Texas on November 27, 2002, filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 2002, and incorporated herein by reference.

10.1

Service Mark License Agreement dated as of July 31, 1986, between the Company and Supreme Industries, Inc. (formerly ESI Industries, Inc.), relating to the use of the Company’s logo, filed as Exhibit 10(b) to the Company’s Registration Statement on Form 10 (Registration No. 0-14908), filed with the Commission and incorporated herein by reference.

10.2

The Company’s 1986 Incentive and Nonqualified Stock Option Plan, filed as Exhibit 10(c) to the Company’s Registration Statement on Form 10 (Registration No. 0-14908), filed with the Commission and incorporated herein by reference.

10.3

Amendment Number One to the Company’s 1986 Incentive and Nonqualified Stock Option Plan as adopted by the Board of Directors on May 1, 1987, filed as Exhibit 10.4 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

10.4

The Company’s 1993 Stock Option Plan as adopted by the Board of Directors on June 3, 1993, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-2 (Registration No. 33-73216), filed with the Commission and incorporated by reference.

10.5

Master Contract for Geophysical Services-Onshore dated April 18, 1990 between Marathon Oil Co. and the Company together with a form of Supplementary Agreement thereto, filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-2 (Registration No. 33-73216), filed with the Commission and incorporated herein by reference.

10.6	Agreement for Spin-off of Subsidiary Stock filed as Exhibit 1 to the Company’s Form 8-K filed with the Commission on August 9, 1996 and incorporated herein by reference.

10.7

Bill of Sale dated July 31, 1996 between TGC Industries, Inc. and Chase Packaging Corporation, filed as Exhibit 10.8 to the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 1996, and incorporated herein by reference.

10.8

Amendment No. 1 to the 1993 Stock Option Plan as adopted by the Board of Directors on July 24, 1996, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and incorporated herein by reference.

10.9

Amendment No. 2 to the 1993 Stock Option Plan as adopted by the Board of Directors and approved by Company’s Shareholders on June 4, 1998, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and incorporated herein by reference.

10.10

Warrant Agreements and Warrant Certificates dated July 30, 1999 issued by the Company to JMS Inc. Cust FBO William J. Barrett Keogh, JMS Inc. Cust FBO Herbert M. Gardner Keogh, Edward L. Flynn, Allen T. McInnes, and Wayne A. Whitener in connection with the issuance by the Company of notes payable to such persons, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

10.11

Debenture Purchase Agreement dated December 10, 1999, between WEDGE Energy Services, L.L.C. and the Company with respect to the purchase by WEDGE of the Company’s 8 1/2% Convertible Subordinated Debenture, Series B, for the cash consideration of $2,500,000 paid by WEDGE to the Company, filed as Exhibit 10.11 to the Company’s Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

10.12

Voting Agreement dated December 10, 1999, between the Company, WEDGE Energy Services, L.L.C., and the following shareholders of the Company: Allen McInnes, Wayne Whitener, Herbert Gardner, William J. Barrett and Edward L. Flynn, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

10.13

The Company’s 1999 Stock Option Plan as adopted by the Board of Directors on December 14, 1999, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

10.14

Amendment No. 1 to the 1999 Stock Option Plan as adopted by the Board of Directors June 12, 2003, filed as Exhibit 4.2 to the Company’s Form S-8 dated August 20, 2004, filed with the Commission and incorporated herein by reference.

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

Item 13                                                          (b)                                 Reports on Form 8-K.

Ten (10) Current Reports on Form 8-K were filed during the reporting period, as follows:

(1)                                  The Current Report of TGC Industries, Inc. on Form 8-K, dated January 14, 2004, and filed with the SEC on January 16, 2004. The Form 8-K reported that the Company issued a press release announcing that the Company had experienced an increase in demand for its services, securing a sufficient number of contracts to deploy a second seismic crew.

(2)                                  The Current Report of TGC Industries, Inc. on Form 8-K, dated February 23, 2004, and filed with the SEC on February 27, 2004. The Form 8-K reported that the Company announced that WEDGE Energy Services, L.L.C. had completed a transaction, selling all 3,024,264 outstanding shares of the Company’s 8.5% Senior Convertible Preferred Stock to a group of purchasers in private transactions.

(3)                                  The Current Report of TGC Industries, Inc. on Form 8-K, dated March 1, 2004, and filed with the SEC on March 2, 2004. The Form 8-K reported that the Company had issued a press release providing a commentary on its results for fiscal year ended December 31, 2003.

(4)                                  The Current Report of TGC Industries, Inc. on Form 8-K, dated April 19, 2004, and filed with the SEC on April 22, 2004. The Form 8-K reported that the Company had issued a press release providing a commentary on its first quarter 2004 financial results.

(5)                                  The Current Report of TGC Industries, Inc. on Form 8-K, dated June 14, 2004, and filed with the SEC on June 17, 2004. The Form 8-K reported that the Company had issued a press release announcing that the Company has continued to experience an increase in demand for its oil and gas exploration 3-D seismic services.

(6)                                  The Current Report of TGC Industries, Inc. on Form 8-K, dated July 26, 2004, and filed with the SEC on July 28, 2004. The Form 8-K reported that the Company had issued a press release providing a commentary on its second quarter 2004 financial results.

(7)                                  The Current Report of TGC Industries, Inc. on Form 8-K, dated September 29, 2004, and filed with the SEC on October 1, 2004. The Form 8-K reported that the Board of Directors of TGC announced that the conversion price per share of its Series C 8% Convertible Exchangeable Preferred Stock (the “Preferred Stock”) will be reduced from $6.00 per share to $2.00 per share [resulting in each share of preferred stock being convertible into 2.5 shares of common stock] for a period beginning on September 24, 2004, and ending January 31, 2005, in an effort to encourage the conversion of its outstanding Series C 8% Convertible Exchangeable Preferred Stock.

(8)                                  The Current Report of TGC Industries, Inc. on Form 8-K, dated October 22, 2004, and filed with the SEC on October 27, 2004. The Form 8-K reported that the Company completed a loan transaction with a lender for the purpose of providing funds for the purchase of a new ARAM ARIES recording system from an equipment manufacturer whose principal offices are located on Canada, and a description of the terms of the loan transaction.

(9)                                  The Current Report of TGC Industries, Inc. on Form 8-K, dated October 25, 2004, and filed with the SEC on October 27, 2004. The Form 8-K reported that the Company had issued a press release providing a commentary on its third quarter 2004 financial results.

(10)                            The Current Report of TGC Industries, Inc. on Form 8-K, dated November 12, 2004, and filed with the SEC on November 18, 2004. The Form 8-K reported that the Company had been informed by one of its customers that it did not agree with the Company’s billing on a recently completed seismic drilling and data acquisition contract that was entered into in the ordinary course of the Company’s business. The Company reported that it agreed with the customer’s interpretation of the contract and agreed to make a net reduction to the contract of approximately $224,000.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by item 14 of Form 10-KSB is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report, under the caption “Principal Accountant Fees and Services” in the proxy statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TGC INDUSTRIES, INC.

Date:	March 23, 2005	By:	/s/	Wayne A. Whitener
Wayne A. Whitener
President (Principal
Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 23, 2005	By:	/s/	Wayne A. Whitener
Wayne A. Whitener
President, Chief
Executive Officer and
Director

Date:	March 23, 2005	By:	/s/	Kenneth Uselton
Kenneth Uselton,
Secretary and Treasurer
(Principal Financial
and Accounting Officer)

Date:	March 23, 2005	By:	/s/	William J. Barrett
William J. Barrett
Director

Date:	March 23, 2005	By:	/s/	Herbert M. Gardner
Herbert M. Gardner
Director

Date:	March 23, 2005	By:	/s/	Allen T. McInnes
Allen T. McInnes
Director

Date:	March 23, 2005	By:	/s/	Edward L. Flynn
Edward L. Flynn
Director

Date:	March 23, 2005	By:	/s/	William C. Hurtt, Jr.
William C. Hurtt, Jr.
Director