Form 10QSB
period 2005-03-31
TGC INDUSTRIES INC
filed 2005-05-12
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING MARCH 31, 2005.

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                 TO                 .

Commission File Number 0-14908

TGC INDUSTRIES, INC.

(Exact name of small business issuer as specified in its charter)

Texas	74-2095844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1304 Summit, Suite 2 Plano, Texas	75074
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:      972-881-1099

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes    ☒        No    ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 29, 2005
Common Stock ($.01 Par Value)	6,284,173

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Incorporated herein is the following unaudited financial information:

Balance Sheet as of March 31, 2005.

Statements of Income for the three-month periods ended March 31, 2005 and 2004.

Statements of Cash Flows for the three-month periods ended March 31, 2005 and 2004.

Notes to Financial Statements.

TGC INDUSTRIES, INC.

BALANCE SHEET

(UNAUDITED)

MARCH 31, 2005
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$3,751,131
Trade accounts receivable	826,468
Cost and estimated earnings in excess of billings on uncompleted contracts	9,215
Prepaid expenses and other	50,668

Total current assets	4,637,482

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	17,821,314
Automobiles and trucks	982,066
Furniture and fixtures	340,828
Leasehold improvements	6,646
19,150,854
Less accumulated depreciation and amortization	(13,802,192)
5,348,662

OTHER ASSETS	3,395

Total assets	$9,989,539

See notes to Financial Statements

TGC INDUSTRIES, INC.

BALANCE SHEET — CONTINUED

(UNAUDITED)

MARCH 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$253,240
Accrued liabilities	111,613
Billings in excess of costs and estimated earnings on uncompleted contracts	914,860
Income taxes payable	274,874
Dividends payable	12,600
Current maturities of notes payable	864,083
Current portion of capital lease obligations	318,135

Total current liabilities	2,749,405

NOTES PAYABLE, less current maturities	1,325,916

CAPITAL LEASE OBLIGATIONS, less current portion	283,585

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized:
8-1/2% Senior convertible preferred stock; 2,817,564 shares issued and outstanding	2,817,564

8% Series C convertible exchangeable preferred stock; 1,150,350 shares issued, 5,250 shares outstanding	5,250

Common stock, $.01 par value; 25,000,000 shares authorized; 6,134,817 shares issued	61,348

Additional paid-in capital	6,697,305

Accumulated deficit	(3,735,520)

Treasury stock, at cost (31,944 shares)	(215,314)
5,630,633

Total liabilities and stockholders’ equity	$9,989,539

See notes to Financial Statements

TGC INDUSTRIES, INC.

STATEMENTS OF INCOME

	Three Months Ended March 31,
	(Unaudited)
	2005	2004

Revenue	$5,753,743	$2,970,872

Cost of services	3,939,646	1,877,894
Selling, general, administrative	351,168	300,395
Interest expense	32,956	3,068
	4,323,770	2,181,357

INCOME FROM OPERATIONS BEFORE INCOME TAXES	1,429,973	789,515

Income tax expense - current	(356,804)	—

NET INCOME	1,073,169	789,515

Less dividend requirements on preferred stock	(69,379)	(79,715)

INCOME ALLOCABLE TO COMMON STOCKHOLDERS	$1,003,790	$709,800

Earnings per common share:
Basic	$.16	$.13
Diluted	$.09	$.07

Weighted average number of shares outstanding:
Basic	6,095,365	5,695,064
Diluted	12,401,251	11,435,921

See notes to Financial Statements

TGC INDUSTRIES, INC.

Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,073,169	$789,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	504,932	194,360
Gain on disposal of property and equipment	(46,747)	—
Directors fees	—	11,512
Warrants issued for services	—	3,039
Changes in operating assets and liabilities
Trade accounts receivable	828,616	(2,643,368)
Cost and estimated earnings in excess of billings on uncompleted contracts	222,309	27,680
Prepaid expenses	70,052	23,098
Other assets	—	1,429
Trade accounts payable	(488,542)	846,120
Accrued liabilities	(238,613)	(24,116)
Billings in excess of cost and estimated earnings on uncompleted contracts	256,904	2,440,771
Income taxes payable	260,523	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,442,603	1,670,040

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(284,160)	(581,809)
Proceeds from sale of property and equipment	46,747	—

NET CASH USED IN INVESTING ACTIVITIES	(237,413)	(581,809)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(208,036)	(638)
Principal payments on capital lease obligations	(75,927)	(30,929)

NET CASH USED IN FINANCING ACTIVITIES	(283,963)	(31,567)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,921,227	1,056,664

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,829,904	1,025,221

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,751,131	$2,081,885

Supplemental cash flow information

Interest paid	$32,956	$3,068
Income taxes paid	$95,506	$—

Noncash investing and financing activities

Capital lease obligations incurred	$86,268	$52,207
Financed equipment purchase	$—	$61,094

See notes to Financial Statements

TGC INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2005

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and changes in financial position in conformity with accounting principles generally accepted in the United States of America.

NOTE B — MANAGEMENT PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included.  The results of the interim periods are not necessarily indicative of results to be expected for the entire year.  For further information, refer to the financial statements and the footnotes thereto included in the Company’s Annual Report for the year ended December 31, 2004 filed on Form 10-KSB.

NOTE C — EARNINGS PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock outstanding.  Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities.  The effect of preferred stock dividends on the amount of income available to common stockholders was $.01 and $.01 for the three months ended March 31, 2005 and 2004, respectively.

Outstanding warrants that were not included in the diluted calculation because their effect would be anti-dilutive totaled 8,000 for the three-month period ended March 31, 2004. Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive totaled 143,000 for the three-month period ended March 31, 2004.

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

	Three Months Ended March 31,
	(Unaudited)
	2005	2004
Basic:
Numerator:
Net income	$1,073,169	$789,515
Less dividend requirements on preferred stock	(69,379)	(79,715)

Income allocable to common stockholders	$1,003,790	$709,800
Denominator:
Basic - weighted average common shares outstanding	6,095,365	5,695,064
Basic EPS	$.16	$.13

Diluted:
Numerator:
Income allocable to common stockholders	$1,003,790	$709,800
Plus dividend requirements on preferred stock	69,379	79,715

Net income	$1,073,169	$789,515

Denominator:

Weighted average common shares outstanding	6,095,365	5,695,064

Effect of Dilutive Securities:
Warrants	3,316,766	2,665,428
Stock options	167,183	2,748
Convertible Preferred Stock	2,821,937	3,072,681

	12,401,251	11,435,921

Diluted EPS	$.09	$.07

NOTE D – DIVIDENDS

Holders of the Company’s Series C 8% Convertible Exchangeable Preferred Stock (“Series C Preferred Stock”) will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8% per annum.  The dividends are payable semi-annually during January and July of each year.  At a March 2005 meeting, the Company’s Board of Directors declared a dividend on the Series C Preferred Stock in the amount of $12,600.00 ($2.40 per share) payable April 7, 2005 to shareholders of record on March 24, 2005.  This amount is equal to the cumulative dividend arrearage on the Series C Preferred Stock.  As a result, at March 31, 2005, there were no dividends in arrears on the Company’s Series C Preferred Stock.

Holders of the Company’s 8-1/2% Senior Convertible Preferred Stock (the “Senior Preferred Stock”) will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8-1/2% per annum.  The dividends are payable semi-annually during June and December of each year. Dividends paid during 2000, on the Senior Preferred Stock, were paid in additional shares of Senior Preferred Stock, in accordance with the terms of the Statement of Resolution Establishing the Senior Preferred Stock.  In addition, the holders elected to receive payment of the 2001, 2002 and 2003 dividends in additional shares of Senior Preferred Stock.  At March 31, 2005, there were no dividends in arrears on the Company’s Senior Preferred Stock.

NOTE E – INCOME TAXES

At December 31, 2004, the Company had net operating loss carryforwards of approximately $4,980,000 available to offset future taxable income, which expire at various dates through 2024.   However, the Company anticipates its net operating loss carryforwards will be depleted during 2005.  As a result, the Company began accruing for federal and various state income taxes during the first quarter of 2005. In addition, the Company paid estimated federal alternative minimum tax and various state income taxes for tax year 2004 in the first quarter of 2005.  These taxes are reflected as current tax expense on the statements of income.  Presently deferred tax assets are fully reserved.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The Company experienced a 94% increase in revenues in the first quarter of 2005 over the same period of 2004.  This increase in revenue was primarily the result of the Company operating three field crews in the first quarter of 2005 versus two field crews for the same period of 2004,as well as increased productivity derived from the new ARAM ARIES recording system, which was put into service in the fourth quarter of 2004.  The Company reported net income, before dividend requirements on preferred stock, of $1,073,169 on revenue of $5,753,743, for the three month period ended March 31, 2005 compared with net income, before dividend requirements on preferred stock, of $789,515 on revenue of $2,970,872 for the same period of 2004.  Income per common share, on a basic and diluted basis, was $.16 and $.09, respectively, for the three month period ended March 31, 2005, compared with income per common share, on a basic and diluted basis, of $.13 and $.07, respectively, for the same period of 2004.  The Company recorded income tax expense of $356,804 ($.03 per diluted share) in the first quarter of 2005.  However, as a result of having had a net operating loss carryforward, no income tax expense was recorded in the first quarter of 2004.  At December 31, 2004, TGC had net operating loss carryforwards of approximately $4,980,000 available to offset future taxable income, which expire at various dates through 2024. The Company anticipates the net operating loss carryforwards will be depleted during 2005 and the Company will incur federal income taxes as well as income taxes from various states.  See Note E of Notes to Financial Statements in Item 1.

Oil and gas exploration companies have recently increased the level of activity in their domestic oil and gas exploration programs.  Though there can be no assurance, should this increased level of activity in the industry continue, management believes TGC will be able to keep all three of its field crews working the balance of 2005.

Non-cash charges for depreciation and amortization were $504,932 in the first three months of 2005 compared with $194,360 for the same period of 2004.

FINANCIAL CONDITION

Cash of $2,442,603 was provided by operations during the first three months of 2005 compared with cash provided by operations of $1,670,040 for the same period of 2004. This increase was primarily the result of the increase in revenues and net income in the first three months of 2005 compared with the same period of 2004.  Capital expenditures for additional vehicles and seismic equipment of $284,160 offset by proceeds from the sale of equipment of $46,747 resulted in net cash of $237,413 being used in investing activities during the first three months of 2005.  Principal payments of notes payable of $208,036 along with principal payments of capital lease obligations of $75,927 resulted in net cash of $283,963 being used in financing activities during the first three months of 2005.

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

Working capital increased $1,034,944 to $1,888,077 at March 31, 2005 from the December 31, 2004, working capital of $853,133.  The Company’s current ratio was 1.7 at March 31, 2005, compared with 1.3 at December 31, 2004.  Stockholders’ equity increased $1,060,568 to $5,630,633 at March 31, 2005 from the December 31, 2004 balance of $4,570,065.   This increase was primarily attributable to the net income, before dividend requirements on preferred stock, of $1,073,169.

Management believes, although there can be no assurance, that available funds together with anticipated cash flows generated from future operations will be sufficient to meet the Company’s cash needs during 2005.

In April 2005, the Company’s common stock was approved for listing on the American Stock Exchange (AMEX) and began trading on the AMEX on Monday April 18, 2005 under the symbol TGE. Management believes, although there can be no assurance, that the Exchange listing will increase liquidity in the Company’s shares as it strives to execute its growth strategy.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements which reflect the view of Company’s management with respect to future events.  Although management believes that the expectations reflected in such forward-looking statements are reasonable; it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from such expectations are disclosed in the Company’s Securities and Exchange Commission filings, and include, but are not limited to the dependence upon energy industry spending for seismic services, the unpredictable nature of forecasting weather, the potential for contract delay or cancellation, the potential for fluctuations in oil and gas prices, and the availability of capital resources.  The forward-looking statements contained herein reflect the current views of the Company’s management and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

ISSUES AND UNCERTAINTIES

Fluctuating Demand and Prices

Demand for the majority of the Company’s oilfield services is substantially dependent on the level of expenditures by the oil and gas industry for the exploration, development, and production of crude oil and natural gas reserves.  Exploration, development, and production activity is sensitive to demand for oil and gas and to oil and gas prices and is generally dependent on the industry’s view of future demand and prices.  Oil and gas prices have historically been volatile and are affected by numerous factors, including:

•                                          worldwide demand for energy, which is affected by worldwide population growth and economic conditions;

•                                          the ability of the Organization of Petroleum Exporting Countries to set and maintain production levels for oil;

•                                          the level of worldwide oil exploration and production activity;

•                                          the cost of exploring for, producing, and delivering oil and gas; and

•                                          technological advances affecting energy consumption.

Fluctuating Revenues.

The Company’s operating results can be adversely affected by numerous variables such as the timing of the receipt and commencement of contracts for data acquisition, permit delays, weather delays, and crew productivity.  The negative effect of one or more of these factors can trigger wide variations in the Company’s operating revenues from quarter to quarter.

Liability Claims.

Many of the Company’s oilfield services and products are delivered or used in hostile environments.  An accident or a failure can cause personal injury, loss of life, damage to property, equipment, or the environment, and suspensions of operations.  The Company’s insurance may not adequately protect the Company against liability for some kinds of events, including events involving pollution, or against losses resulting from business interruption.  Moreover, in the future the Company may not be able to maintain insurance at levels of risk coverage or policy limits that the Company deems adequate.

Limited Management Depth.

Especially in view of the Company’s substantially increased operating revenues, the Company has limited management depth with the result that the loss, whether by death, departure, or illness, of one or even two senior executives could have a material adverse effect on the ability of management to continue operations at the same level of efficiency.  The Company does have in place key man insurance on the life of the Company’s President and CEO so that, in the event of his untimely death, the Company would receive the insurance proceeds under such policy.

Concentration of Credit Risks.

The Company sells its geophysical services primarily to large independent oil and gas companies operating in the United States.  The Company performs ongoing credit evaluations of its customers’ financial conditions and, generally, requires no collateral from its customers.  A default in payment from one of these large customers could have a material adverse effect on the Company’s operating revenues for the period involved.

Adverse Effect on Market Price of Company’s Common Stock by Substantial Sales.

As of April 29, 2005, the Company had 6,284,173 shares of common stock outstanding.  If all of the Company’s outstanding options and warrants were exercised, and all of the Company’s convertible securities were converted to common stock, there would be a total of 12,700,456 shares of common stock outstanding.  The market price of the Company’s common stock could be adversely affected by sales in the public market of substantial amounts of these additional shares.

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

One report under Item Nos. 2.02 and 7.01 of Form 8-K was filed during the reporting period, as follows:

Form 8-K was filed on March 2, 2005, to report the Company issued a press release reporting its results for the fiscal year ended December 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TGC INDUSTRIES, INC.

Date: May 11, 2005	/s/ Wayne A. Whitener
Wayne A. Whitener
President & Chief
Executive Officer
(Principal Executive Officer)

Date: May 11, 2005	/s/ Kenneth W. Uselton
Kenneth W. Uselton
Treasurer (Principal Financial and Accounting Officer)