Form 10QSB
period 2005-06-30
TGC INDUSTRIES INC
filed 2005-08-15
CIK 799165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒           QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2005.

☐           TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

Commission File Number 001-32472

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 12, 2005
Common Stock ($.01 Par Value)	6,433,673

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Incorporated herein is the following unaudited financial information:

Balance Sheet as of June 30, 2005.

Statements of Income for the three and six month periods ended June 30, 2005 and 2004.

Statements of Cash Flows for the six month periods ended June 30, 2005 and 2004.

Notes to Financial Statements.

TGC INDUSTRIES, INC.

BALANCE SHEET

(UNAUDITED)

JUNE 30, 2005
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$4,351,919
Trade accounts receivable	1,329,746
Cost and estimated earnings in excess of billings on uncompleted contracts	321,366
Prepaid expenses and other	752,390

Total current assets	6,755,421

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	22,341,694
Automobiles and trucks	2,122,461
Furniture and fixtures	344,784
Leasehold improvements	6,646
24,815,585
Less accumulated depreciation and amortization	(14,283,713)
10,531,872

OTHER ASSETS	3,395

Total assets	$17,290,688

See notes to Financial Statements

TGC INDUSTRIES, INC.

BALANCE SHEET — CONTINUED

(UNAUDITED)

JUNE 30, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$1,631,636
Accrued liabilities	1,011,885
Income taxes payable	142,264
Billings in excess of costs and estimated earnings on uncompleted contracts	1,248,111
Current maturities of notes payable	1,937,443
Current portion of capital lease obligations	290,045

Total current liabilities	6,261,384

NOTES PAYABLE, less current maturities	3,371,197

CAPITAL LEASE OBLIGATIONS, less current portion	352,358

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized:
8-1/2% Senior convertible preferred stock; 2,645,764 shares issued and outstanding	2,645,764

Common stock, $.01 par value; 25,000,000 shares authorized; 6,356,617 shares issued	63,566

Additional paid-in capital	6,755,025

Accumulated deficit	(1,943,292)

Treasury stock, at cost (31,944 shares)	(215,314)

7,305,749

Total liabilities and stockholders’ equity	$17,290,688

See notes to Financial Statements

TGC INDUSTRIES, INC.

STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2005	2004	2005	2004

Revenues	$7,193,981	$4,783,197	$12,947,724	$7,754,069

Cost and expenses
Cost of services	3,851,867	3,750,314	7,298,355	5,440,662
Selling, general and administrative	585,231	268,951	924,625	562,532
Depreciation expense	521,801	238,349	1,026,733	432,709
	4,958,899	4,257,614	9,249,713	6,435,903

INCOME FROM OPERATIONS	2,235,082	525,583	3,698,011	1,318,166

Interest expense	46,406	5,334	79,362	8,402

INCOME BEFORE INCOME TAXES	2,188,676	520,249	3,618,649	1,309,764

Income tax expense current	(396,448)	—	(753,252)	—

NET INCOME	1,792,228	520,249	2,865,397	1,309,764

Less dividend requirements on preferred stock	(64,798)	(79,716)	(134,177)	(159,431)

INCOME ALLOCABLE TO COMMON STOCKHOLDERS	$1,727,430	$440,533	$2,731,220	$1,150,333

Earnings per common share:
Basic	$.28	$.08	$.44	$.20
Diluted	$.14	$.04	$.23	$.11

Weighted average number of common shares:
Basic	6,274,057	5,726,881	6,185,204	5,710,973
Diluted	12,452,365	12,015,284	12,343,412	11,796,154

See notes to Financial Statements

TGC INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,865,397	$1,309,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,026,733	432,709
Directors fees	—	11,512
Warrants issued for services	—	5,319
Gain on disposal of property and equipment	(102,950)	—
Changes in operating assets and liabilities
Trade accounts receivable	325,338	(843,987)
Cost and estimated earnings in excess of billings on uncompleted contracts	(89,842)	24,259
Prepaid expenses and other	(631,670)	(16,906)
Other assets	—	1,429
Trade accounts payable	889,854	1,539,873
Accrued liabilities	661,659	(27,208)
Income taxes payable	127,913	—
Billings in excess of cost and estimated earnings on uncompleted contracts	590,155	2,274,709

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,662,587	4,711,473

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,453,729)	(1,227,158)
Proceeds from sale of property and equipment	102,950	—

NET CASH USED IN INVESTING ACTIVITIES	(2,350,779)	(1,227,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(142,962)	(147,811)
Redemption of 8% Series C Convertible Exchangeable Preferred Stock	(36,750)	—
Proceeds from exercise of stock options	50,000
Principal payments on notes payable	(455,647)	(32,637)
Principal payments on capital lease obligations	(204,434)	(71,907)

NET CASH USED IN FINANCING ACTIVITIES	(789,793)	(252,355)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,522,015	3,231,960

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,829,904	1,025,221

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,351,919	$4,257,181

Supplemental cash flow information

Interest paid	$79,362	$8,402
Income taxes paid	$635,579	$—

Noncash investing and financing activities

Capital lease obligations incurred	$255,458	$235,775
Financed equipment purchase	$3,366,253	$176,094

See notes to Financial Statements

TGC INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2005

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-QSB.  Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.

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

NOTE C — EARNINGS PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock outstanding.  Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities.  The effect of preferred stock dividends on the amount of income available to common stockholders was $.01 for the three months ended June 30, 2005 and 2004, and $.02 and $.03 for the six months ended June 30, 2005 and 2004 respectively.

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2005	2004	2005	2004
Basic:
Numerator:
Net income	$1,792,228	$520,249	$2,865,397	$1,309,764
Less dividend requirements on preferred stock	(64,798)	(79,716)	(134,177)	(159,431)
Income allocable to common stockholders	$1,727,430	$440,533	$2,731,220	$1,150,333

Denominator:
Basic - weighted average common shares outstanding	6,274,057	5,726,881	6,185,204	5,710,973

Basic EPS	$.28	$.08	$.44	$.20

Diluted:
Numerator:
Income allocable to common stockholders	$1,727,430	$440,533	$2,731,220	$1,150,333
Plus dividend requirements on preferred stock	64,798	79,716	134,177	159,431
Net income	$1,792,228	$520,249	$2,865,397	$1,309,764

Denominator:
Weighted average common shares outstanding	6,274,057	5,726,881	6,185,204	5,710,973
Effect of Dilutive Securities:
Warrants	3,371,193	3,092,335	3,348,345	2,948,180
Stock options	161,351	123,387	164,099	64,320
Convertible Preferred Stock	2,645,764	3,072,681	2,645,764	3,072,681
	12,452,365	12,015,284	12,343,412	11,796,154

Diluted EPS	$.14	$.04	$.23	$.11

NOTE D – DIVIDENDS

Holders of the Company’s Series C 8% Convertible Exchangeable Preferred Stock (“Series C Preferred Stock”) received when declared by the Board of Directors of the Company, dividends at a rate of 8% per annum.  The dividends were payable semi-annually during January and July of each year.  At its regular meeting, held on June 7, 2005, the Company’s Board of Directors approved the redemption by the Company of all of its currently outstanding Series C Preferred Stock effective June 30, 2005.  The redemption price was $5.00 per share plus a premium of 40% per share (i.e., $2.00 per share).  In addition, each share was entitled to receive the regular $.20 dividend that had accrued for the first half of the year.  As of June 30, 2005, all outstanding shares of the Series C Preferred Stock had been redeemed and there were no dividends in arrears.

Holders of the Company’s 8-1/2% Senior Convertible Preferred Stock (the “Senior Preferred Stock”) will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8-1/2% per annum.  The dividends are payable semi-annually during June and December of each year. Dividends paid during 2000 on the Senior Preferred Stock, were paid in additional shares of Senior Preferred Stock, in accordance with the terms of the Statement of Resolution Establishing the Senior Preferred Stock.  In addition, the holders elected to receive payment of the 2001, 2002 and 2003 dividends in additional shares of Senior Preferred Stock.  At June 30, 2005, there were no dividends in arrears on the Senior Preferred Stock.

NOTE E – INCOME TAXES

At December 31, 2004, the Company had net operating loss carryforwards of approximately $4,980,000 available to offset future taxable income, which expire at various dates through 2024.   However, the Company anticipates its net operating loss carryforwards will be fully utilized during 2005.  As a result, the Company began accruing for federal and various state income taxes during the first quarter of 2005. The Company paid estimated federal alternative minimum tax and various state income taxes for tax year 2004 in the first quarter of 2005.  In addition, during the second quarter of 2005, the Company began making federal and various state estimated income tax payments for tax year 2005.  These taxes are reflected as current tax expense on the statements of income.  Presently deferred tax assets are fully reserved.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are one of the leading providers of onshore seismic data acquisition services in the United States.  We currently operate four seismic data acquisition crews. Substantially all of our revenues are derived from the seismic data acquisition services which we provide to our customers, primarily major and independent oil and natural gas companies in the United States. Demand for our services depends upon the level of spending by these oil and natural gas companies for exploration, production and development, which activities depend, in part, on oil and natural gas prices. Fluctuations in domestic oil and natural gas exploration activities and commodity prices have affected the demand for our services and our results of operations in years past and continue to be the single most important factor affecting our business and results of operations.

Our return to profitability in 2003 after several years of losses is directly related to an increase in the level of exploration for domestic oil and natural gas reserves by the petroleum industry. The increased level of exploration is a function of higher prices for oil and natural gas. As a result of the increase in domestic exploration spending, we have experienced an increased demand for our seismic data acquisition services. While the markets for oil and natural gas have historically been volatile and are likely to continue to be so in the future and we can make no assurances as to future levels of domestic exploration or commodity prices, we believe that opportunities exist for us in our market place.

We continue to focus on increasing revenues and profitability. Because we have fixed cost operating expenses, we also strive to maintain high utilization rates for our crews. While our revenues are mainly affected by the level of customer demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our customers. As a result of the fixed cost structure of our business, our profitability is affected by the downtime and level of productivity of our data acquisition crews, including crew downtime related to inclement weather, equipment downtime or delays in acquiring land access permits. Consequently, our continued growth in revenues and improved profitability is, in part, due to our successful efforts to negotiate more favorable weather protection provisions in our service agreements with our customers, our ability to mitigate access permit delays and our continued efforts to improve overall crew productivity by purchasing equipment that operates more efficiently in our markets. Although our customers may cancel their supplemental service agreements with us on short notice, we believe that we currently have a sufficient contracts to sustain operations at full capacity into 2006.

How We Generate Our Revenue

Our contracts are obtained either through competitive bidding or as a result of negotiations with customers.  Contract terms offered by us are generally dependent on the complexity and risk of operations, technique being used (vibroseis or dynamite), type of equipment and the anticipated duration of the work to be performed.  The majority of our contracts are typically subject to termination by the customer upon notice to us with little or no penalty.  Our contracts provide for compensation on either a turnkey or term basis.

Contracts

Our services are conducted under agreements for geophysical service contracts with our customers.  These agreements for geophysical service contracts define certain obligations for us and for our customers.  A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party on short notice, is entered into for every project.  We currently operate under supplemental agreements that are either “turnkey” agreements providing for a fixed fee to be paid to us for each unit of data acquired, or “term” agreements providing for a fixed hourly, daily or monthly fee during the term of the project or projects.  Turnkey agreements generally provide us more profit potential, but involve more risks because of the potential of crew downtime or operational delays.  Under the term agreements, we forego an increased profit potential in exchange for a more consistent revenue stream with improved protection from crew downtime or operational delays.  We attempt to negotiate on a project-by-project basis some level of weather downtime protection within our agreements.  We strive to manage our crews and equipment as a portfolio, balancing the mix of turnkey and term contracts, and the type of equipment we use whenever possible.

How We Manage our Operations

Our management team uses a variety of tools to manage our operations. These tools include monitoring: (1) seismic crew performance; (2) project scheduling calendar; (3) schedule of pending proposals; and (4) safety performance.

Seismic crew performance.  We monitor crew performance on a daily basis by monitoring the production obtained by each crew the prior day in relation to the type of geography, weather and type of acquisition technique being employed, vibroseis or dynamite.  This review allows us to monitor the profitability of turnkey contracts and reallocate resources if necessary to increase productivity to maximize profitability.

Project scheduling calendar.  Our management team reviews our project scheduling calendar on a daily basis.  Monitoring this schedule allows management to schedule or reschedule projects to most efficiently utilize our resources.  This continuous monitoring allows us to limit our crews’ down time between jobs and helps us effectively communicate with customers concerning the estimated completion date of pending projects.

Schedule of pending proposals.  We monitor on a daily basis our list of outstanding proposals.  By monitoring this list we are able to more effectively schedule our future projects and determine whether we need to follow up with the customer on any of the pending proposals.

Safety performance.  Maintaining a strong safety record is a critical component of our operational success.  Our field level management team holds a safety meeting every day to discuss any safety issues that arose the previous day.  In an effort to maintain our history of safety performance we have engaged a safety specialist through our insurance agency to conduct our safety training courses and review our safety reports on a regular basis.

Our Growth Strategy

Our growth strategy contemplates the integration of additional seismic crews to take advantage of the increase in demand of our services, maintaining our competitive technology position through the acquisition of at least one additional ARAM ARIES recording unit and additional vibrators, and maintaining our efficient management structure.

Results of Operations

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues.   Our revenues were $12,947,724 for the six months ended June 30, 2005 compared to $7,754,069 for the same period of 2004, an increase of 67.0%.  This increase in revenues was attributable to several factors including operating three seismic data acquisition crews in 2005 compared with two crews for the same period of 2004, increased demand for our services due to increased exploration and development activity by domestic oil and natural gas companies, price improvements and more favorable contract terms in our agreements with customers and the increased productivity derived from a new ARAM ARIES recording system, which was put into service in the fourth quarter of 2004.

Cost of services.  Cost of services includes the wages and expenses directly related to our field crews and support operations, as well as third party costs associated with certain contracts provided by non-employee contractors but excludes depreciation expense.  Our cost of services was $7,298,355 for the six months ended June 30, 2005 compared to $5,440,662 for the same period of 2004, an increase of 34.1%.  This increase was principally attributable to our increase in revenues.  However, as a percentage of revenues, cost of services was 56.3% for the six months ended June 30, 2005 compared to 70.2% for the same period of 2004, a decrease of 13.9%.  This decrease was primarily attributable to the mix of contracts, non-recurring equipment rental expense that occurred in the second quarter of 2004 and the increased productivity attributable to the new ARAM ARIES recording system.

Selling, general and administrative.  SG&A expenses include the wages and salaries of administrative and sales personnel, as well as other general overhead costs not directly related to field operations.  SG&A expenses were $924,625 for the six months ended June 30, 2005 compared to $562,532 for the same period of 2004, an increase of 64.4%. This increase was primarily attributable to additional expenses associated with the Company’s common stock being listed on the American Stock Exchange, additional compensation expense accrued for incentive bonuses, increased insurance costs and additional expenses associated with the operation of three crews during the first half of 2005 compared to two crews in the same period of 2004.  However, SG&A expenses as a percent of revenue decreased to 7.1% for the first half of 2005 from 7.3% in the first half of 2004.

Depreciation expense.  Depreciation expense was $1,026,733 for the six months ended June 30, 2005 compared to $432,709 for the same period of 2004, an increase of 137.3%.  This increase was primarily attributable to capital expenditures of $5,794,553 in 2004 for which depreciation expense was realized for the six months ended June 30, 2005.  As a result, depreciation as a percent of revenue was 7.9% during the first half of 2005 compared to 5.6% during the first half of 2004, an increase of 2.3%.

Income from operations.  Income from operations was $3,698,011 for the six months ended June 30, 2005 compared to $1,318,166 for the same period of 2004 an increase of 180.5%.  This increase was primarily attributable to the increase in revenues and the improvement in our cost of services and SG&A expenses, partially offset by increases in depreciation expense.  EBITDA increased $2,974,000 to $4,725,000 in the first half of 2005 from $1,751,000 in the first half of 2004, an increase of 169.8%.  This increase was a result of factors mentioned above and greater absorption of our fixed operating costs.  For a definition of EBITDA, a reconciliation of EBITDA to net income and a discussion of EBITDA please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $79,362 for the six months ended June 30, 2005 compared to $8,402 for the same period of 2004.  This increase was primarily attributable to the debt incurred for the purchase of our first ARAM ARIES seismic recording system in October 2004.

Income tax expense.  Income tax expense was $753,252 for the six months ended June 30, 2005.  No income tax expense was recorded in the same period of 2004.  At December 31, 2004, we had net operating loss carryforwards of approximately $4,980,000 available to offset future taxable income that expire at various dates through 2024. The Company anticipates the net operating loss carryforwards will be depleted during 2005 and the Company will incur federal income taxes as well as income taxes from various states.  See Note E of Notes to Financial Statements in Item 1.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues.   Our revenues were $7,193,981 for the three months ended June 30, 2005 compared to $4,783,197 for the same period of 2004, an increase of 50.4%.  This increase in revenues was attributable to several factors including operating three seismic data acquisition crews in 2005 compared with two crews for the same period of 2004, increased demand for our services due to increased exploration and development activity by domestic oil and natural gas companies, price improvements and more favorable contract terms in our agreements with customers, and the increased productivity derived from a new ARAM ARIES recording system, which was put into service in the fourth quarter of 2004.

Cost of services.  Our cost of services was $3,851,867 for the three months ended June 30, 2005 compared to $3,750,314 for the same period of 2004, an increased of 2.7%.  This increase was principally attributable to our increase in revenues.  However, as a percentage of revenues, cost of services was 53.5% for the three months ended June 30, 2005 compared to 78.4% for the same period of 2004, a decrease of 24.9%.  This decrease was attributable to several factors including the mix of contracts, non-recurring equipment rental expense that occurred in the second quarter of 2004 and the increased productivity attributable to the new ARAM ARIES recording system.

Selling, general and administrative.  SG&A expenses were $585,231 for the three months ended June 30, 2005 compared to $268,951 for the same period of 2004, an increase of 117.6%.  This increase was primarily attributable to additional expenses associated with the Company’s common stock being listed on the American Stock Exchange, additional compensation expense accrued for incentive bonuses, increased insurance costs and additional expenses associated with the operation of three crews during the second quarter of 2005 compared to two crews in the same period of 2004.  SG&A expense as a percentage of revenues increased to 8.1% for the three months ended June 30, 2005 from 5.6% in the comparable prior year period.

Depreciation expense.  Depreciation expense was $521,801 for the three months ended June 30, 2005 compared to $238,349 for the same period of 2004, an increase of 118.9%.  This increase was primarily attributable to capital expenditures of $5,794,553 in 2004.  As a result, depreciation expense as a percent of revenues was 7.2% during the three-months ended June 30, 2005 compared to 5.0% in the comparable prior year period.

Income from operations.  Income from operations was $2,235,082 for the three months ended June 30, 2005 compared to $525,583 for the same period of 2004, an increase of 325%.  This increase was primarily attributable to the increase in revenues and improvement in our cost of services expense, partially offset by increases in SG&A and depreciation expense.  EBITDA increased $1,993,000 to

$2,757,000 in the three-months ended June 30, 2005 from $764,000 in the comparable prior year period, an increase of 260.9%.  This increase was a result of factors mentioned above and greater absorption of our fixed operating costs.  For a definition of EBITDA, a reconciliation of EBITDA to net income and discussion of EBITDA please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $46,406 for the three months ended June 30, 2005 compared to $5,334 for the same period of 2004.  This increase was primarily attributable to the debt incurred for the purchase of our first ARAM ARIES seismic recording system in October 2004.

Income tax expense.  Income tax expense was $396,448 for the three months ended June 30, 2005.  No income tax expense was recorded in the same period of 2004.  At December 31, 2004, we had net operating loss carryforwards of approximately $4,980,000 available to offset future taxable income that expire at various dates through 2024. The Company anticipates the net operating loss carryforwards will be depleted during 2005 and the Company will incur federal income taxes as well as income taxes from various states.  See Note E of Notes to Financial Statements in Item 1.

EBITDA

We define EBITDA as net income plus interest expense, income taxes and depreciation and amortization expense. We use EBITDA as a supplemental financial measure to assess:

•      the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis;

•      our liquidity and operating performance over time, and in relation to other companies that own similar assets and that we believe calculate EBITDA in a manner similar to us; and

•      the ability of our assets to generate cash sufficient for us to pay potential interest costs.

We also understand that such data is used by investors to assess our performance. However, EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with generally accepted accounting principles. When assessing our operating performance or our liquidity, you should not consider this data in isolation or as a substitute for our net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles.  EBITDA excludes some, but not all, items that affect net income and operating income, and these measures may vary among other companies.  Therefore, EBITDA as presented below may not be comparable to similarly titled measures of other companies.  Further, the results presented by EBITDA cannot be achieved without incurring the costs that the measure excludes: interest, taxes, depreciation, and amortization.

The following table reconciles our EBITDA to our net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2005	2004	2005	2004
	(unaudited)

Net income	$1,792	$520	$2,866	$1,310
Depreciation	523	239	1,027	433
Interest expense	46	5	79	8
Income tax expense	396	0	753	0

EBITDA	$2,757	$764	$4,725	$1,751

General Trends and Outlook

We expect that the primary factor influencing demand for seismic data acquisition services in our industry will continue to be the level of exploration and production activity by oil and natural gas companies, which in turn, depends largely on current and anticipated future crude oil and natural gas prices and depletion and consumption rates.  In addition, the Energy Information Agency of the U.S. Department of Energy, or EIA, forecasts that U.S. oil and natural gas consumption will increase at an average annual rate of 1.5% through 2025.  Conversely, the EIA forecasts that U.S. oil production will continue to decline at an average annual rate of 0.5% and natural gas production will increase at an average annual rate of only 0.6%.

We believe that historical data and industry forecasts suggest an increasing demand for oil and natural gas coupled with a flat or declining production curve, which should result in the continuation of historically high crude oil and natural gas commodity prices.  We anticipate that oil and natural gas exploration and production companies will continue to respond to sustained increases in demand and declines in production by expanding their exploration activities and increasing their capital spending.

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities.

Net cash provided by operating activities was $5,662,587 for the six months ended June 30, 2005 compared to $4,711,473 for the same period of 2004.  The $951,114 increase in the first six months of 2005 was principally due to a $1,555,633 increase in net income and a $594,024 increase in depreciation expense offset by a gain on the disposal of equipment of $102,950.  Significant components of net cash provided by operations are the changes, period over period, in accounts receivable, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts.  Accounts receivable increased $843,987 in the first six months of 2004 to $1,641,441 and decreased $325,338 in the first six months of 2005 to $1,329,746.  These receivable fluctuations were primarily due to the timing of billings and collections. Accounts payable increased $1,539,873 in the first six months of 2004 to $1,660,022 and increased $889,854 in the first six months of 2005 to $1,631,636.  These payable fluctuations were primarily due to the mix of contracts and the timing of receipt and payment of invoices. Billings in excess of costs and estimated earnings on uncompleted contracts increased $2,274,709 in the first six months of 2004 and increased $590,155 in the first six months of 2005.  These billings in excess of costs and estimated earnings on uncompleted contracts fluctuations were primarily due to the timing of billings and revenue recognition.

Working capital decreased $359,096 to $494,037 as of June 30, 2005 from the December 31, 2004 working capital of $853,133.  This was due primarily to an increase in current maturities of notes payable of approximately $1,122,000 associated with the financings by us of a second ARAM ARIAS recording system.

Cash flows used in investing activities.

Net cash used in investing activities was $1,227,158 for the six months ended June 30, 2004 and $2,350,779 for the six months ended June 30, 2005.  This increase was due to capital expenditures of $2,453,729 in the six months ended June 30, 2005 compared to $1,227,158 for the same period of 2004 offset by proceeds from the sale of equipment of $102,950.

Cash flows used in financing activities.

Net cash used in financing activities was $252,355 for the six months ended June 30, 2004 and $789,793 for the six months ended June 30, 2005.  The increase was due to our redemption of the 8% Series C Convertible Exchangeable Preferred Stock for $36,750, an increase in the amount of principal payments on our outstanding notes payable of $423,010, an increase in the amount of principal payments on capital lease obligations of $132,527, offset by a decrease in paid dividends of $4,849 and proceeds from the exercise of stock options of $50,000.

Capital expenditures.

During the six months ended June 30, 2005, capital expenditures of $2,453,729 were used to acquire additional seismic equipment and vehicles.  In June 2005, we completed a $3,366,253 loan transaction with a commercial lender for the purpose of providing funds for the purchase of a new ARAM ARIES recording system.  The loan is repayable over a period of thirty-six months at a fixed per annum interest rate of 7.25%.  The loan is collateralized by the new recording system equipment and the recording truck and two semi-trailers that transport the newly purchased equipment between projects.  In addition, in May 2005 we entered into an equipment sales contract to purchase three new vibrators for a cost of approximately $948,000.  We anticipate delivery of these vibrators will be prior to September 30, 2005.  We have a verbal commitment from a lender to finance these vibrators for a period of thirty-six months at a fixed per annum simple interest rate of 7.25%.  Although we do not budget for our capital expenditures, we may purchase additional equipment as the demand for our services increases.

Capital Resources

Historically, we have relied on cash generated from operations and short-term borrowings from commercial banks and equipment lenders and loans from directors to fund our working capital requirements and capital expenditures.  We believe that our capital resources, including our short-term investments, funds available under our line of credit loan agreement and cash flow from operations, are adequate to meet our current operational needs.  We believe that we will be able to finance our 2005 capital expenditures through cash flow from operations and borrowings from commercial lenders, along with the possible raising of capital through equity issuances.  However, our ability to satisfy working capital requirements, meet debt repayment obligations and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risk inherent in our business.

Several years ago we experienced an inadequacy of cash to enable us to sustain our desired level of operations.  We sought financing from third parties to meet our cash needs but found such financing unavailable.  As a result, certain of our directors have provided us with the necessary funds.  In 1999, we issued subordinated promissory notes payable in an aggregate principal amount of $312,500 to certain of our directors for debt financing provided and, in connection therewith, we issued stock purchase warrants to such persons exercisable into an aggregate of 850,000 shares of our common stock at an exercise price of $0.30 per share and with a termination date of July 31, 2009.  The subordinated promissory notes bore interest at 8% per annum and were paid in full in December 1999.  In 2002 and 2003, certain of our directors agreed to provide us with a needed line of credit in exchange for the issuance of stock purchase warrants.  In September 2002, we issued an aggregate of 1,500,000 stock purchase warrants to these directors in exchange for a line of credit that expired December 31, 2002, in an amount up to $300,000.  The warrants cover 1,500,000 shares of common stock, expire on September 10, 2012, and are exercisable at $.20 per share.  During September 2002, TGC borrowed $150,000 of the available funds.  The promissory notes, which bore interest at 6.75% per annum, were paid in full during December 2002 and January 2003.  In March 2003, the same group of directors committed to provide a line of credit up to $300,000 through December 31, 2003.  Warrants covering an aggregate of 750,000 shares of common stock were issued in consideration for the commitment to provide the line of credit.  The warrants expire on June 12, 2013, and are exercisable at $.20 per share.  The Company had no borrowings against the line of credit in 2003.  In addition, our majority shareholder, at the time, chose not to provide the lines of credit and approved the transactions in 2002 and 2003.  Pursuant to the terms of the warrants issued in 2002 and 2003, the number of shares into which such warrants are issuable and the exercise price have been adjusted due to the issuance of dividends on the shares of our Series 8-1/2% Senior Convertible Preferred Stock in the form of additional shares of Series 8-1/2% Senior Convertible Preferred Stock such that the warrants issued in 2002 are currently exercisable into an aggregate of 1,855,000 shares of our common stock at an exercise price of $0.16 per share and the warrants issued in 2003 are currently exercisable into an aggregate of 811,645 shares of our common stock at an exercise price of $0.18 per share.

In April 2005, we entered into a revolving line of credit loan agreement with a commercial bank under which we may borrow, repay and re-borrow, from time to time until April 2006, up to $500,000.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the line of credit loan agreement is payable monthly at a rate of prime plus 1.0%.  As of June 30,2005 we had no borrowings outstanding under the line of credit loan agreement.

In June 2005, we completed a $3,366,253 loan transaction with a commercial lender for the purpose of providing funds for the purchase of a new ARAM ARIES recording system.  The loan is repayable over a period of thirty-six months at a fixed per annum interest rate of 7.25%.  The loan is collateralized by the new recording system equipment and the recording truck and two semi-trailers that transport the newly purchased equipment between jobs.  In addition, in May 2005 the Company entered into an equipment sales contract with an equipment manufacturer to purchase three new vibrators for a cost of approximately $947,955.  It is anticipated that delivery of these vibrators will be prior to September 30, 2005.  We have a verbal commitment from a lender to finance these vibrators for a period of thirty-six months at a fixed per annum simple interest rate of 7.25%.

In April 2005, the Company’s common stock was approved for listing on the American Stock Exchange (AMEX) and began trading on the AMEX on April 18, 2005 under the symbol “TGE.” Although there can be no assurance, management believes that the Exchange listing will increase liquidity in the Company’s shares as it strives to execute its growth strategy.

The Board of Directors determined to eliminate unnecessary administrative expenses and dividend payments with respect to our outstanding Series C Preferred Stock by redeeming all of such preferred stock.  As a result, the Board of Directors, at its regular meeting held on June 7, 2005, approved the redemption by the Company of the Series C Preferred Stock.  The redemption privilege was contained in the Resolution establishing such Preferred Stock.  The redemption price was $5.00 per share plus a premium of 40% per share (i.e., $2.00 per share).  In addition, each share was entitled to receive the regular $.20 dividend that has accrued for the first half of the year.  Thus, the redemption price was $7.20 per share.  On June 30, 2005, the Company redeemed all 5,250 shares of its Series C Preferred Stock for $36,750 plus accrued dividends of $1,050.

The following table summarizes payments due in specific periods related to our contractual obligations as of June 30, 2005:

	Payments Due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Operating lease obligations	$303	$79	$162	$62	$0
Debt Obligations	$5,309	$1,937	$1,918	$1,454	$0
Capital lease obligations	$642	$348	$294	$0	$0

Total	$6,254	$2,364	$2,374	$1,516	$0

Off-Balance Sheet Arrangements

As of June 30, 2005, we had no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles requires us to make certain assumptions and estimates that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of assumptions and estimates inherent in the reporting process, actual results could differ from those estimates.

Revenue Recognition.

Our services are provided under cancelable service contracts. These contracts are either “turnkey” or “term” agreements. The Company recognizes revenues when services are performed under both types of agreements. Services are defined as the commencement of data acquisition. Under turnkey agreements, revenue is recognized on a-per unit of data acquired rate, as services are performed. Under term agreements, revenue is recognized on a-per unit of time worked rate, as services are performed. In the case of a cancelled service contract, we recognize revenue and bill our customer for services performed up to the date of cancellation.

In some instances, we bill customers in advance of the services performed. In those cases, we recognize the liability as deferred revenue.

Allowance for Doubtful Accounts.

We prepare our allowance for doubtful accounts receivable based on our past experience of historical write-offs, our current customer base and our review of past due accounts. The inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of our customers.

Impairment of Long-lived Assets.

We review long-lived assets for impairment when triggering events occur suggesting deterioration in the assets recoverability or fair value. Recognition of an impairment charge is required if future expected net cash flows are insufficient to recover the carrying value of the asset. Our forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and profitability based on our historical results and analysis of future oil and natural gas prices which is fundamental in assessing demand for our services. If we are unable to achieve these cash flows, our estimates would be revised, potentially resulting in an impairment charge in the period of revision.

Depreciable Lives of Property, Plant and Equipment.

Our property, plant and equipment are capitalized at historical cost and depreciated over the useful life of the asset. Our estimation of this useful life is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the asset. The technology of the equipment used to gather data in the seismic industry has historically evolved such that obsolescence does not occur quickly. As circumstances change and new information becomes available, these estimates could change. We amortize these capitalized items using the straight-line method.

Tax Accounting.

We account for our income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of amounts of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We determine deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate and reducing the deferred tax asset by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining our annual effective tax rate and the valuation of deferred tax assets, which can create variance between actual results and estimates. The process involves making forecasts of current and future years’ taxable income and unforeseen events may significantly effect these estimates. Those factors, among others, could have a material impact on our provision or benefit for income taxes.

Stock Based Compensation.

In accordance with the Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” we do not record compensation for stock options or other stock-based awards that are granted to employees or non-employee directors with an exercise price equal to or above the common stock market price on the grant date.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R, “Share Based Payment” (FAS 123R), which requires that compensation costs relating to share-based payments be recognized in our financial statements.  We currently account for those payments under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The final requirements are effective for periods beginning after June 15, 2005.  Although the transition method to be used to adopt the standard has not been selected, the impact of adoption is expected to have minimal impact on our results of operations, financial position and liquidity.

In December 2004, the FASB issued FASB Statement No. 153, “Exchange of Nonmonetary Assets, - an Amendment of APB Opinion No. 29,” (FAS 153), which is effective for our asset-exchange transactions beginning July 1, 2005.  Under APB 29, assets received in certain types of nonmonetary exchanges were permitted to be recorded at the carrying value of the assets that were exchanged (i.e., recorded on a carryover basis).  As amended by FAS 153, assets received in some circumstances will have to be recorded instead at their fair values.  In the past, we have not engaged in the nonmonetary asset exchanges for significant amounts.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this report regarding the Company’s strategies and plans for growth are forward looking statements.  These forward-looking statements are often characterized by the terms “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” and other words and terms of similar meanings and do not reflect historical facts.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from such expectations are disclosed in the Company’s Securities and Exchange Commission filings, and include, but are not limited to, the dependence upon energy industry spending for seismic services, the unpredictable nature of forecasting weather, the potential for contract delay or cancellation, the potential for fluctuations in oil and gas prices, and the availability of capital resources.  The forward-looking statements contained herein reflect the current views of the Company’s management, and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

ISSUES AND UNCERTAINTIES

We derive all our revenues from companies in the oil and natural gas exploration and production industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices.

We derive all our revenues from companies in the oil and natural gas exploration and production industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices. Any prolonged reduction in the overall level of exploration and development activities, whether resulting from changes in oil and natural gas prices or otherwise, can adversely impact us in many ways by negatively affecting:

•              our revenues, cash flows, and profitability;

•              our ability to maintain or increase our borrowing capacity;

•              our ability to obtain additional capital to finance our business and the cost of that capital; and

•              our ability to retain skilled personnel whom we would need in the event of an upturn in the demand for our services.

Worldwide political, economic, and military events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Depending on the market prices of oil and natural gas, oil and natural gas exploration and production, companies may cancel or curtail their drilling programs, thereby reducing demand for our services. Oil and natural gas prices have been volatile historically and, we believe, will continue to be so in the future. Many factors beyond our control affect oil and natural gas prices, including:

•              the cost of exploring for, producing, and delivering oil and natural gas;

•              the discovery rate of new oil and natural gas reserves;

•              the rate of decline of existing and new oil and natural gas reserves;

•              available pipeline and other oil and natural gas transportation capacity;

•              the ability of oil and natural gas companies to raise capital;

•              actions by OPEC (the Organization of Petroleum Exporting Countries);

•              political instability in the Middle East and other major oil and natural gas producing regions;

•              economic conditions in the United States and elsewhere;

•              domestic and foreign tax policy;

•              weather conditions in the United States and elsewhere;

•              the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

•              the price of foreign imports of oil and natural gas; and

•              the overall supply and demand for oil and natural gas.

Our operating results can be expected to fluctuate from period to period.

Our operating results may fluctuate. These fluctuations are usually due to the level of new business awards in a particular period and the timing of the initiation, progress, or cancellation of significant projects.  Fluctuations in our operating results may also be affected by other factors that are outside of our control such as permit delays, weather delays, and crew productivity. Since our business has high fixed costs, the negative effect of one or more of these factors could trigger wide variations in our operating revenues from quarter to quarter. Because of our relatively small size and the relatively small number of our shares outstanding, even minor variations in our operating results can have a material effect on our results in a given reporting period.

We are dependent upon significant customers.

We derive a significant amount of our revenue from a small number of oil and natural gas producers.  During 2004 and the six months ending June 30, 2005, our two largest customers accounted for approximately 34% and 19% of revenues, respectively.  While our revenues are derived from a concentrated customer base, our significant customers may vary between years.  If we lose one or more major customers in the future, or if one or more customers encounter financial difficulties, our business, financial condition, and results of operations could be materially and adversely affected.

We extend credit to our customers without requiring collateral, and a default by a customer could have a material adverse effect on our operating revenue.

We sell our geophysical services primarily to both major oil and natural gas companies and independent oil and natural gas companies operating in the United States.  We perform ongoing credit evaluations of our customers’ financial conditions and, generally, require no collateral from our customers.  A default in payment from one of these large customers could have a material adverse effect on our operating revenues for the period involved.

We may be subject to liability claims that are not covered by our insurance.

Many of our oilfield services and products are delivered or used in hostile environments.  An accident or a failure can cause personal injury, loss of life, damage to property, equipment, or the environment, and suspensions of operations.  Our insurance may not adequately protect us against liability for some kinds of events, including events involving pollution or against losses resulting from business interruption.  Moreover, in the future we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate.

We are dependent on our management team and key employees, and the loss of any of them could harm our business.

Especially in view of our substantially increased operating revenues, we have limited management depth with the result that the loss, whether by death, departure, or illness, of one or two senior executives could have a material adverse effect on the ability of management to continue operations at the same level of efficiency.  We do have in place key man insurance on the life of our President and CEO so that, in the event of his untimely death, we would receive the insurance proceeds under such policy.

The members of our management team are not subject to employment agreements and may leave our employment at anytime.

The members of our management team are not subject to employment agreements or non-competition agreements; therefore, any of the members of our management team could leave our employment upon little or no notice which could have a material adverse effect on our management’s ability to continue operations at the same level of effectiveness.  Additionally, the lack of non-competition agreements would allow members of our management team to immediately begin working for one of our competitors upon the termination of their relationship with us, which could have a negative impact on our strategic plan and our relationships with customers.

There could be an adverse effect on the market price of our common stock by substantial sales of our common stock.

As of August 12, 2005, we had 6,433,673 shares of common stock outstanding.  If all of our outstanding options and warrants were exercised, and all of our convertible securities were converted to common stock, there would be a total of 12,751,082 shares of common stock outstanding.  The market price of our common stock could be adversely affected by sales in the public market of substantial amounts of these additional shares.

ITEM 3.                  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, the Company performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2005.  Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in reports filed or submitted under the Exchange Act within the required time period.  There were no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended June 30,2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

The Company continues to take action to assure compliance with the internal controls, disclosure controls, and other requirements of the Sarbanes-Oxley Act of 2002.  Our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be relative to their costs.  Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the information reported under Item 3 – Legal Proceedings of our annual report on Form 10-KSB for the year ended December 31, 2004, except as follows:

We are a defendant in a wrongful death lawsuit filed on July 26, 2005, in the 280th Judicial District Court of Harris County, Texas. Our insurance company is currently representing us in this case and we do not believe that the ultimate outcome of the case will have a material effect on our financial results.

We may be named as a defendant in various other legal actions that arise out of the normal course of business.  In our opinion, none of these actions will result in any material loss to the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, and the terms of our Series 8-1/2% Senior Convertible Preferred Stock, on April 1, 2005, Nicholas A. Baker, III converted 35,000 shares of such preferred stock into 35,000 shares of our common stock.

Pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, and the terms of our Series 8-1/2% Senior Convertible Preferred Stock, on April 14, 2005, William J. Barrett, Jr. converted 29,800 shares of such preferred stock into 29,800 shares of our common stock.

Pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, and the terms of our Series 8-1/2% Senior Convertible Preferred Stock, on April 15, 2005, William D. Marohn converted 60,000 shares of such preferred stock into 60,000 shares of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES – None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held June 7, 2005.  The following matters were voted upon and approved by the Company’s shareholders:

a.      Election to the Board of Directors of Messrs. Allen T. McInnes, Wayne A. Whitener, Edward L. Flynn and William J. Barrett was approved by the shareholders by a majority vote of 7,187,603 to 63,047.  Mr. Herbert M. Gardner was elected to the Board of Directors by a majority vote of 7,222,603 to 28,047 and Mr. William C. Hurtt, Jr. was elected to the Board of Directors by a majority vote of 7,221,653 to 28,997.

b.     Ratification of the selection of the Company’s auditors, Lane Gorman Trubitt, L.L.P., was approved by the shareholders by a majority vote by a vote of 7,250,368 to 207 with 75 abstaining.

ITEM 5.  OTHER INFORMATION – None.

ITEM 6.  EXHIBITS

The following exhibits are included herein:

EXHIBIT NO.	DESCRIPTION
3.1

Restated Articles of Incorporation (with amendment) as filed with the Secretary of State of Texas on June 20, 2003, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, and incorporated herein by reference.

3.2	First Amended Bylaws as amended, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

3.3

Amendment to First Amended Bylaws as adopted by the Board of Directors on March 7, 1988, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

4.1

Statement of Resolution Establishing Series of Preferred Stock of TGC Industries, Inc. filed as Exhibit 2 to the Company’s Current Report on Form 8-K filed on August 11, 1993, and incorporated herein by reference.

4.2

Statement of Resolution Establishing Series C 8% Convertible Exchangeable Preferred Stock of TGC Industries, Inc. filed as Exhibit B to the Company’s Current Report on Form 8-K dated July 15, 1996, filed with the Securities and Exchange Commission and incorporated herein by reference.

4.3

Statement of Resolution Regarding Series C 8% Convertible Exchangeable Preferred Stock of TGC Industries, Inc. filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 30, 1998, and incorporated herein by reference.

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

4.7

Statement of Resolution regarding Series C 8% Convertible Exchangeable Preferred Stock of TGC Industries, Inc. filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference.

4.8

Form of Debenture Agreement and Debenture for 8% Subordinated Convertible Debentures, Series A, filed as Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-12269), as amended, filed with the Securities and Exchange Commission on September 19, 1996, and incorporated herein by reference.

4.9

Form of Warrant Agreement dated July 28, 1995, as amended, and Warrant, filed as Exhibit 4.3 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-12269), as amended, filed with the Securities and Exchange Commission and incorporated herein by reference.

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

*10.1	Master Security Agreement by and among TGC Industries, Inc. and General Electric Capital Corporation, dated October 22, 2004.

*10.2	Promissory Note for $2,386,649 by and among TGC Industries, Inc. and General Electric Capital Corporation, dated October 26, 2004.

*10.3	Promissory Note for $3,366,253.04 by and among TGC Industries, Inc. and General Electric Capital Corporation, dated June 6, 2005.

*10.4	Promissory Note by and among TGC Industries, Inc. and Sovereign Bank, N.A., dated April 26, 2005.

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TGC INDUSTRIES, INC.

Date:	August 15, 2005	/s/	Wayne A. Whitener
Wayne A. Whitener
President & Chief
Executive Officer
(Principal Executive Officer)

Date:	August 15, 2005	/s/	Kenneth W. Uselton
Kenneth W. Uselton
Treasurer (Principal Financial and Accounting Officer)

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION
3.1

Restated Articles of Incorporation (with amendment) as filed with the Secretary of State of Texas on June 20, 2003, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, and incorporated herein by reference.

3.2	First Amended Bylaws as amended, filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

3.3

Amendment to First Amended Bylaws as adopted by the Board of Directors on March 7, 1988,  filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1987, and incorporated herein by reference.

4.1

Statement of Resolution Establishing Series of Preferred Stock of TGC Industries, Inc. filed as Exhibit 2 to the Company’s Current Report on Form 8-K filed on August 11, 1993, and incorporated herein by reference.

4.2

Statement of Resolution Establishing Series C 8% Convertible Exchangeable Preferred Stock of TGC Industries, Inc. filed as Exhibit B to the Company’s Current Report on Form 8-K dated July 15,  1996, filed with the Securities and Exchange Commission and incorporated herein by reference.

4.3

Statement of Resolution Regarding Series C 8% Convertible Exchangeable Preferred Stock of TGC Industries, Inc. filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended December 30, 1998, and incorporated herein by reference.

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

4.7

Statement of Resolution regarding Series C 8% Convertible Exchangeable Preferred Stock of TGC Industries, Inc. filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference.

4.8

Form of Debenture Agreement and Debenture for 8% Subordinated Convertible Debentures, Series A, filed as Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-12269), as amended, filed with the Securities and Exchange Commission on September 19, 1996, and incorporated herein by reference.

4.9

Form of Warrant Agreement dated July 28, 1995, as amended, and Warrant, filed as Exhibit 4.3 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-12269), as amended, filed with the Securities and Exchange Commission and incorporated herein by reference.

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

*10.1	Master Security Agreement by and among TGC Industries, Inc. and General Electric Capital Corporation, dated October 22, 2004.

*10.2	Promissory Note for $2,386,649 by and among TGC Industries, Inc. and General Electric Capital Corporation, dated October 26, 2004.

*10.3	Promissory Note for $3,366,253.04 by and among TGC Industries, Inc. and General Electric Capital Corporation, dated June 6, 2005.

*10.4	Promissory Note by and among TGC Industries, Inc. and Sovereign Bank, N.A., dated April 26, 2005.

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.