Form 10QSB
period 2005-09-30
TGC INDUSTRIES INC
filed 2005-11-14
CIK 799165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

972-881-1099

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                           Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 31, 2005
Common Stock ($.01 Par Value)	14,547,437

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TGC INDUSTRIES, INC.

BALANCE SHEET

(UNAUDITED)

SEPTEMBER 30,
2005
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$2,060,590
Trade accounts receivable	1,708,317
Cost and estimated earnings in excess of billings on uncompleted contracts	1,190,263
Prepaid expenses and other	645,427

Total current assets	5,604,597

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	24,213,899
Automobiles and trucks	2,917,632
Furniture and fixtures	365,012
Leasehold improvements	14,994
27,511,537
Less accumulated depreciation and amortization	(15,053,512)
12,458,025

OTHER ASSETS	8,212

Total assets	$18,070,834

See notes to Financial Statements

SEPTEMBER 30,
2005
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$1,540,792
Accrued liabilities	794,256
Income taxes payable	245,520
Billings in excess of costs and estimated earnings on uncompleted contracts	616,742
Current maturities of notes payable	2,203,870
Current portion of capital lease obligations	258,017

Total current liabilities	5,659,197

NOTES PAYABLE, less current maturities	3,465,009

CAPITAL LEASE OBLIGATIONS, less current portion	809,250

COMMITMENTS AND CONTINGENCIES	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized:
8-1/2% Senior convertible preferred stock;
2,519,664 shares issued and outstanding	2,519,664

Common stock, $.01 par value; 25,000,000 Shares authorized; 6,493,717 shares issued	64,937

Additional paid-in capital	6,890,754

Accumulated deficit	(1,122,663)

Treasury stock, at cost (31,944 shares)	(215,314)

8,137,378

Total liabilities and shareholders’ equity	$18,070,834

See notes to Financial Statements

TGC INDUSTRIES, INC.

STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2005	2004	2005	2004

Revenues	$7,986,647	$6,872,740	$20,934,371	$14,626,809

Cost and expenses
Cost of services	5,132,973	5,242,839	12,431,328	10,683,499
Selling, general and administrative	505,139	300,468	1,429,764	863,002
Depreciation expense	912,936	257,957	1,939,669	690,666
	6,551,048	5,801,264	15,800,761	12,237,167

INCOME FROM OPERATIONS	1,435,599	1,071,476	5,133,610	2,389,642

Interest expense	110,992	6,546	190,354	14,948

INCOME BEFORE INCOME TAXES	1,324,607	1,064,930	4,943,256	2,374,694

Income tax expense current	(503,978)	(27,266)	(1,257,230)	(27,266)

NET INCOME	820,629	1,037,664	3,686,026	2,347,428

Less dividend requirements on preferred stock	(62,602)	(78,815)	(196,779)	(238,246)

INCOME ALLOCABLE TO COMMON SHAREHOLDERS	$758,027	$958,849	$3,489,247	$2,109,182

Earnings per common share:
Basic	$.12	$.17	$.56	$.37
Diluted	$.07	$.09	$.30	$.20

Weighted average number of common shares:
Basic	6,409,156	5,736,370	6,260,675	5,719,500
Diluted	12,567,471	12,185,570	12,359,855	12,007,429

See notes to Financial Statements

TGC INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,686,026	$2,347,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,939,669	690,666
Directors fees	—	11,512
Warrants issued for services	—	7,599
Gain on disposal of property and equipment	(118,722)	(1,250)
Changes in operating assets and liabilities
Trade accounts receivable	(53,233)	(3,069,837)
Cost and estimated earnings in excess of billings on uncompleted contracts	(958,739)	(293,605)
Prepaid expenses and other	(524,707)	(8,161)
Other assets	(4,817)	1,429
Trade accounts payable	799,010	2,235,254
Accrued liabilities	444,030	14,392
Income taxes payable	231,169	—
Billings in excess of cost and estimated earnings on uncompleted contracts	(41,214)	1,350,209

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,398,472	3,285,636

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,822,100)	(1,636,126)
Proceeds from sale of property and equipment	118,722	1,250

NET CASH USED IN INVESTING ACTIVITIES	(3,703,378)	(1,634,876)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(142,962)	(147,811)
Redemption of 8% Series C Convertible Exchangeable Preferred Stock	(36,750)	—
Proceeds from exercise of stock options	61,000	15,825
Principal payments on notes payable	(954,864)	(169,304)
Principal payments on capital lease obligations	(390,832)	(122,126)

NET CASH USED IN FINANCING ACTIVITIES	(1,464,408)	(423,416)

NET INCREASE IN CASH AND CASH EQUIVALENTS	230,686	1,227,344

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,829,904	1,025,221

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,060,590	$2,252,565

Supplemental cash flow information

Interest paid	$190,354	$14,948
Income taxes paid	$1,025,286	$27,266

Noncash investing and financing activities

Capital lease obligations incurred	$866,720	$312,557
Financed equipment purchase	$4,225,708	$176,094

See notes to Financial Statements

TGC INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2005

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

NOTE C — EARNINGS PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock outstanding.  Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities.  The effect of preferred stock dividends on the amount of income available to common shareholders was $.01 for the three months ended September 30, 2005 and 2004, and $.03 and $.04 for the nine months ended September 30, 2005 and 2004 respectively.

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2005	2004	2005	2004
Basic:
Numerator:
Net income	$820,629	$1,037,664	$3,686,026	$2,347,428
Less dividend requirements on preferred stock	(62,602)	(78,815)	(196,779)	(238,246)
Income allocable to common shareholders	$758,027	$958,849	$3,489,247	$2,109,182

Denominator:
Basic - weighted average common shares outstanding	6,409,156	5,736,370	6,260,675	5,719,500

Basic EPS	$.12	$.17	$.56	$.37

Diluted:
Numerator:
Income allocable to common Shareholders	$758,027	$958,849	$3,489,247	$2,109,182
Plus dividend requirements on preferred stock	62,602	78,815	196,779	238,246
Net income	$820,629	$1,037,664	$3,686,026	$2,347,428

Denominator:
Weighted average common shares outstanding	6,409,156	5,736,370	6,260,675	5,719,500
Effect of Dilutive Securities:
Warrants	3,460,235	3,155,856	3,409,541	3,039,429
Stock options	178,416	131,330	169,975	86,486
Convertible Preferred Stock	2,519,664	3,162,014	2,519,664	3,162,014
	12,567,471	12,185,570	12,359,855	12,007,429

Diluted EPS	$.07	$.09	$.30	$.20

NOTE D — DIVIDENDS

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

Holders of the Company’s 8-1/2% Senior Convertible Preferred Stock (the “Senior Preferred Stock”) will receive, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8-1/2% per annum.  The dividends are payable semi-annually during June and December of each year. Dividends paid during 2000 on the Senior Preferred Stock, were paid in additional shares of Senior Preferred Stock, in accordance with the terms of the Statement of Resolution establishing the Senior Preferred Stock.  In addition, the holders elected to receive payment of the 2001, 2002 and 2003 dividends in additional shares of Senior Preferred Stock.  At September 30, 2005, there were no dividends in arrears on the Senior Preferred Stock.

NOTE E — INCOME TAXES

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

Overview

We are one of the leading providers of seismic data acquisition services in the continental U.S. We currently operate four seismic data acquisition crews. Substantially all of our revenues are derived from the seismic data acquisition services which we provide to our customers, primarily major and independent oil and natural gas exploration and development companies in the continental U.S. Demand for our services depends upon the level of spending by these oil and natural gas companies for exploration, production and development, which activities depend, in part, on oil and natural gas prices. Fluctuations in domestic oil and natural gas exploration activities and commodity prices have affected the demand for our services and our results of operations in years past and continue to have a significant impact on our business and results of operations.

Our return to profitability in 2003 after several years of losses is directly related to an increase in the level of exploration and development for domestic oil and natural gas. The increased level of exploration and development is a function of higher prices for oil and natural gas. As a result of the increase in domestic exploration spending, we have experienced an increased demand for our seismic data acquisition services.

We continue to focus on increasing revenues and profitability. Due to the fixed costs we incur, primarily consisting of depreciation, a non-cash item, and maintenance expenses associated with seismic data acquisition equipment, and crew costs, we strive to maintain high utilization rates for our crews. While our revenues are mainly affected by the level of customer demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our customers. As a result of the fixed cost structure of our business, our profitability is affected by the level of productivity of our seismic data acquisition crews, including crew downtime related to inclement weather, unplanned equipment repairs or delays in acquiring land access permits. Consequently, our continued growth in revenues and improved profitability is, in part, due to our successful efforts to negotiate more favorable weather protection provisions in our service agreements with our customers, our ability to mitigate access permit delays and our continued efforts to improve overall crew productivity by purchasing equipment that operates more efficiently in our markets. Although our customers may cancel their supplemental service agreements with us on short notice, we believe that we currently have sufficient contracts to sustain operations at full capacity into 2006.

How We Generate Our Revenues

Our contracts are obtained either through competitive bidding or as a result of negotiations with customers. Contract terms offered by us are generally dependent on the complexity and risk of operations, energy source technique being used (vibroseis or dynamite), type of equipment and the anticipated duration of the work to be performed. The majority of our contracts are typically subject to termination by the customer upon 60 days advance written notice to us with little or no penalty.

Contracts

Our seismic data acquisition general service agreements define certain obligations for us and for our customers. A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party on short notice, is entered into for every project. We currently operate under supplemental agreements that are either “turnkey” agreements providing for a fixed fee to be paid to us for each unit of data acquired, or “term” agreements providing for a fixed hourly, daily or monthly fee during the term of the project or projects. Turnkey agreements generally provide us more profit potential, but involve more risks because of the potential of crew downtime or operational delays. Under the term agreements, we forego an increased profit potential in exchange for a more consistent revenue stream with improved protection from crew downtime or operational delays. We attempt to negotiate on a project-by-project basis some level of weather downtime protection within our agreements; however we may still experience some risk due to inclement weather. We strive to manage our crews and equipment as a portfolio, balancing the mix of turnkey and term contracts and the type of equipment we use whenever possible.

Our contracts require either dynamite or vibroseis energy source techniques. We incur higher costs on our dynamite contracts than on our vibroseis contract, due to the costs of third parties that provide dynamite services. Since we recognize additional revenues equivalent to our third party costs, our EBITDA margins are lower on our dynamite contracts.

How We Manage Our Operations

Our management team uses a variety of tools to manage our operations. These tools include monitoring our: (1) seismic crew performance; (2) project scheduling calendar; (3) schedule of pending proposals; and (4) safety performance.

Seismic crew performance.   We monitor crew performance on a daily basis by monitoring the production obtained by each crew on the previous day in relation to the type of geography, weather and type of acquisition technique being employed, vibroseis or dynamite. This review allows us to monitor the profitability of turnkey contracts and reallocate resources if necessary to increase productivity. We expect our cost of services and selling, general and administrative (“SG&A”) expenses to increase as a percentage of revenues during periods in which we deploy additional crews, but decrease as a percentage of revenues as new crews become more efficient and higher revenues are generated.

Project scheduling calendar.   Our management team reviews our project scheduling calendar on a daily basis. Monitoring this schedule allows management to schedule or reschedule projects to most efficiently utilize our resources. This continuous monitoring allows us to limit our crews’ downtime between jobs and helps us effectively communicate with customers concerning the estimated start dates and completion dates of pending projects.

Schedule of pending proposals.   We monitor on a daily basis our list of outstanding proposals. By monitoring this list, we are able to more effectively schedule our future projects and determine whether we need to follow up with the customer on any of the pending proposals.

Safety performance.   Maintaining a strong safety record is a critical component of our operational success. Our field level management team holds a safety meeting every day to discuss any safety issues that arose the previous day. In an effort to maintain our historic levels of safety performance, we have engaged a safety specialist through our insurance agency to conduct our safety training courses and review our safety reports on a regular basis.

Our Growth Strategies

We believe that there are significant opportunities for us to increase our revenues and market position in the continental U.S. onshore seismic market by:

•                  Optimizing equipment and crew utilization;

•                  Maintaining our state-of-the-art technology position;

•                  Maintaining our efficient management structure;

•                  Managing the mix and terms of our contracts; and

•                  Maintaining a conservative balance sheet and disciplined capital spending program.

Results of Operations

Nine Months Ended September 30, 2005 Compared to nine Months Ended September 30, 2004

Revenues.   Our revenues were $20,934,371 for the nine months ended September 30, 2005 compared to $14,626,809 for the same period of 2004, an increase of 43.1%.  This increase in revenues was attributable to several factors including operating four seismic data acquisition crews in 2005 compared with three crews for the same period of 2004, increased demand for our services due to increased exploration and development activity by domestic oil and natural gas companies, price improvements and more favorable contract terms in our agreements with customers and the increased productivity derived from a new ARAM ARIES recording system, which was put into service in the fourth quarter of 2004.  In addition, our second ARAM ARIES recording system was put into service in July of 2005.

Cost of services.  Cost of services includes the wages and expenses directly related to our field crews and support operations, as well as third party costs associated with certain contracts provided by non-employee contractors but excludes depreciation expense.  Our cost of services was $12,431,328 for the nine months ended September 30, 2005 compared to $10,683,499 for the same period of 2004, an increase of 16.4%.  This increase was principally attributable to our increase in revenues.  However, as a percentage of revenues, cost of services was 59.4% for the nine months ended September 30, 2005 compared to 73.0% for the same period of 2004, a decrease of 13.6%.  This decrease was primarily attributable to the mix of contracts, non-recurring equipment rental expense that occurred in the second quarter of 2004 and the increased productivity attributable to the new ARAM ARIES recording systems.

Selling, general and administrative.  SG&A expenses include the wages and salaries of administrative and sales personnel, as well as other general overhead costs not directly related to field operations.  SG&A expenses were $1,429,764 for the nine months ended September 30, 2005 compared to $863,002 for the same period of 2004, an increase of 65.7%. This increase was primarily attributable to additional expenses associated with the Company’s common stock being listed on the American Stock Exchange, additional compensation expense accrued for incentive bonuses, increased insurance costs, increased legal expense and expenses associated with additional personnel in 2005 compared with 2004.  SG&A expenses as a percent of revenue increased to 6.8% for the first nine months of 2005 from 5.9% for the same period of 2004.

Depreciation expense.  Depreciation expense was $1,939,669 for the nine months ended September 30, 2005 compared to $690,666 for the same period of 2004, an increase of 180.1%.  This increase was primarily attributable to capital expenditures of $5,794,553 in 2004, which was incurred predominantly in the fourth quarter.  In addition, we have incurred depreciation expense associated with $8,914,528 in capital expenditures during the first nine months of 2005.  As a result, depreciation as a percent of revenue was 9.3% during the first nine months of 2005 compared to 4.7% during the same period of 2004, an increase of 4.6%.

Income from operations.  Income from operations was $5,133,610 for the nine months ended September 30, 2005 compared to $2,389,642 for the same period of 2004 an increase of 114.8%.  This increase was primarily attributable to the increase in revenues and the improvement in our cost of services, partially offset by increases in SG&A and depreciation expenses.  EBITDA increased $3,992,971 to $7,073,279 in the first nine months of 2005 from $3,080,308 in the same period of 2004, an increase of 129.6%.  This increase was a result of factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income and a discussion of EBITDA please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $190,354 for the nine months ended September 30, 2005 compared to $14,948 for the same period of 2004.  This increase was primarily attributable to the debt incurred for the purchase of our first two ARAM ARIES seismic recording systems.  The first system was purchased in October 2004 and the second system was purchased in June 2005.

Income tax expense.  Income tax expense was $1,257,230 for the nine months ended September 30, 2005 compared with $27,266 for the same period of 2004.  At December 31, 2004, we had net operating loss carryforwards of approximately $4,980,000 available to offset future taxable income that expire at various dates through 2024. The Company anticipates the net operating loss carryforwards will be depleted during 2005 and the Company will incur federal income taxes as well as income taxes from various states.  See Note E of Notes to Financial Statements in Item 1.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues.   Our revenues were $7,986,647 for the three months ended September 30, 2005 compared to $6,872,740 for the same period of 2004, an increase of 16.2%.  This increase in revenues was attributable to several factors including operating three seismic data acquisition crews for three months and a fourth crew for 2.5 months in 2005 compared with three crews for the same period of 2004, increased demand for our services due to increased exploration and development activity by domestic oil and natural gas companies, price improvements and more favorable contract terms in our agreements with customers, and the increased productivity derived from our new ARAM ARIES recording systems.

Cost of services.  Our cost of services was $5,132,973 for the three months ended September 30, 2005 compared to $5,242,839 for the same period of 2004, a decrease of 2.1%.  This decrease was principally attributable to the mix of contracts between dynamite and vibroseis.  However, as a percentage of revenues, cost of services was 64.3% for the three months ended September 30, 2005 compared to 76.3% for the same period of 2004, a decrease of 12.0%.  This decrease was attributable to several factors including the mix of contracts, non-recurring equipment rental expense that occurred in the third quarter of 2004 and the increased productivity attributable to our new ARAM ARIES recording systems.

Selling, general and administrative.  SG&A expenses were $505,139 for the three months ended September 30, 2005 compared to $300,468 for the same period of 2004, an increase of 68.1%.  This increase was primarily attributable to additional expenses associated with the Company’s common stock being listed on the American Stock Exchange, additional compensation expense accrued for incentive bonuses, increased insurance costs, increased legal expense, expenses associated with additional administrative personnel and additional expenses associated with the operation of four crews during the third quarter of 2005 compared to three crews in the same period of 2004.  SG&A expense as a percentage of revenues increased to 6.3% for the three months ended September 30, 2005 from 4.4% in the comparable prior year period.

Depreciation expense.  Depreciation expense was $912,936 for the three months ended September 30, 2005 compared to $257,957 for the same period of 2004, an increase of 253.9%.  This increase was primarily attributable to capital expenditures of $5,794,553 in 2004 for which depreciation expense was realized in 2005.  In addition, we have incurred depreciation expense for the three months ended September 30, 2005 associated with our capital expenditures during the first nine months of 2005 of $8,914,528.  As a result, depreciation expense as a percent of revenues was 11.4% during the three-months ended September 30, 2005 compared to 3.8% in the comparable prior year period.

Income from operations.  Income from operations was $1,435,599 for the three months ended September 30, 2005 compared to $1,071,476 for the same period of 2004, an increase of 34.0%.  This increase was primarily attributable to the increase in revenues and improvement in our cost of services expense, partially offset by increases in SG&A and depreciation expense.  EBITDA increased $1,019,102 to $2,348,535 in the three-months ended September 30, 2005 from $1,329,433 in the comparable prior year period, an increase of 76.7%.  This increase was a result of factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income and discussion of EBITDA please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $110,992 for the three months ended September 30, 2005 compared to $6,546 for the same period of 2004.  This increase was primarily attributable to the debt incurred for the purchase of our first two ARAM ARIES seismic recording systems.

Income tax expense.  Income tax expense was $503,978 for the three months ended September 30, 2005 compared to $27,266 for the same period of 2004.  At December 31, 2004, we had net operating loss carryforwards of approximately $4,980,000 available to offset future taxable income that expire at various dates through 2024. The Company anticipates the net operating loss carryforwards will be depleted during 2005 and the Company will incur federal income taxes as well as income taxes from various states.  See Note E of Notes to Financial Statements in Item 1.

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

The following table reconciles our EBITDA to our net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)
Net income	$820,629	$1,037,664	$3,686,026	$2,347,428
Depreciation	912,936	257,957	1,939,669	690,666
Interest expense	110,992	6,546	190,354	14,948
Income tax expense	503,978	27,266	1,257,230	27,266

EBITDA	$2,348,535	$1,329,433	$7,073,279	$3,080,308

General Trends and Outlook

We expect that the primary factor influencing demand for seismic data acquisition services in our industry will continue to be the level of exploration and development activity by oil and natural gas companies, which in turn, depends largely on current and anticipated oil and natural gas prices and depletion and consumption rates. In addition, the Energy Information Administration, or EIA, recently forecast that U.S. oil and natural gas consumption will increase at an average annual rate of 1.5% through 2025. Conversely, the EIA forecasts that U.S. oil production will continue to decline at an average annual rate of (0.8%) and natural gas production will increase at an average annual rate of only 0.6%.

We believe that historical data and industry forecasts suggest an increasing demand for oil and natural gas coupled with a flat or declining production curve, which should result in the continuation of historically high oil and natural gas prices. We anticipate that oil and natural gas exploration and development companies will continue to respond to sustained increases in demand and declines in production by expanding their exploration activities and increasing their capital spending and need for seismic data acquisition services.

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities.

Net cash provided by operating activities was $5,398,472 for the nine months ended September 30, 2005 compared to $3,285,636 for the same period of 2004.  The $2,112,836 increase in the first nine months of 2005 was principally due to a $1,338,598 increase in net income and a $1,249,003 increase in depreciation expense offset by an increase in the gain on the disposal of equipment of $ 117,472.  Significant components of net cash provided by operations are the changes, period over period, in accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts.  Accounts receivable increased $3,069,837 in the first nine months of 2004 to $3,867,291 and increased $53,233 in the first nine months of 2005 to $1,708,317.  These receivable fluctuations were primarily due to the timing of billings and collections. Costs and estimated earnings in excess of billings on uncompleted contracts increased $293,605 in the first nine months of 2004 to $324,099 and increased $958,739 in the first nine months of 2005 to $1,190,263.  These costs and estimated earnings in excess of billings on uncompleted contracts fluctuations were primarily due to the increased level of activity.  Accounts payable increased $2,235,254 in the first nine months of 2004 to $2,355,403 and increased $799,010 in the first nine months of 2005 to $1,540,792.  These payable fluctuations were primarily due to the mix of contracts and the timing of receipt and payment of invoices. Billings in excess of costs and estimated earnings on uncompleted contracts increased $1,350,209 in the first nine months of 2004 and decreased $41,214 in the first nine months of 2005.  These billings in excess of costs and estimated earnings on uncompleted contracts fluctuations were primarily due to the timing of billings and revenue recognition.

Working capital decreased $ 907,733 to a negative $54,600 as of September 30, 2005 from the December 31, 2004 working capital of $853,133.  This was due  to an increase in current maturities of notes payable of approximately $ 1,331,000, primarily associated with the financing of approximately $1,122,000 for a second ARAM ARIES recording system and approximately $286,000  for three new vibration vehicles.

Cash flows used in investing activities.

Net cash used in investing activities was $1,634,876 for the nine months ended September 30, 2004 and $3,703,378 for the nine months ended September 30, 2005.  This increase was due to capital expenditures of $3,822,100 in the nine months ended September 30, 2005 compared to $1,636,126 for the same period of 2004 offset by proceeds from the sale of equipment of $118,722.

Cash flows used in financing activities.

Net cash used in financing activities was $423,416 for the nine months ended September 30, 2004 and $1,464,408 for the nine months ended September 30, 2005.  The increase was due to our redemption of the 8% Series C Convertible Exchangeable Preferred Stock for $36,750, an increase in the amount of principal payments on our outstanding notes payable of $785,560, an increase in the amount of principal payments on capital lease obligations of $268,706, offset by a decrease in paid dividends of $4,849 and a decrease in proceeds from the exercise of stock options of $ 45,175.

Capital expenditures.

During the nine months ended September 30, 2005, capital expenditures of $3,822,100 were used to acquire additional seismic equipment and vehicles.  In June 2005, we completed a $3,366,253 loan transaction with a commercial lender for the purpose of providing funds for the purchase of a new ARAM ARIES recording system.  The loan is repayable over a period of thirty-six months at a fixed per annum interest rate of 7.25%.  The loan is collateralized by the new recording system equipment and the recording truck and two semi-trailers that transport the newly purchased equipment between projects.  During the third quarter of 2005, we completed a $ 859,455 loan transaction with a commercial lender for the purpose of providing funds for the purchase of three new buggy mounted vibration vehicles.  The loan is repayable over a period of thirty-six months at a fixed per annum interest rate of 7.25%.  The loan is collateralized by the three new buggy mounted vibration vehicles.  In addition, in September 2005 we entered into an equipment sales contract to purchase nine new vibration vehicles for a cost of approximately $ 3,200,000.  We anticipate delivery of these vibration vehicles will be during the first quarter of 2006.  Proceeds from the public offering will be used to purchase these vibration vehicles.  Although we do not budget for our capital expenditures, we may purchase additional equipment as the demand for our services increases.

Capital Resources

Historically, we have relied on cash generated from operations and short-term borrowings from commercial banks and equipment lenders and loans from directors to fund our working capital requirements and capital expenditures.

Several years ago we experienced an inadequacy of cash to enable us to sustain our desired level of operations. We sought financing from third parties to meet our cash needs but found such financing unavailable. As a result, certain of our directors have provided us with the necessary funds. In 1999, we issued subordinated promissory notes payable in an aggregate principal amount of $312,500 to certain of our directors for debt financing provided and, in connection therewith, we issued stock purchase warrants to such persons exercisable into an aggregate of 850,000 shares of our common stock at an exercise price of $0.30 per share and with a termination date of July 31, 2009. The subordinated promissory notes bore interest at 8% per annum and were paid in full in December 1999. In 2002 and 2003, certain of our directors agreed to provide us with a needed line of credit in exchange for the issuance of stock purchase warrants. In September 2002, we issued an aggregate of 1,500,000 stock purchase warrants to these directors in exchange for a line of credit that expired December 31, 2002, in an amount up to $300,000. The warrants initially covered 1,500,000 shares of common stock, expire on September 10, 2012 and initially were exercisable at $.20 per share. During September 2002, we borrowed $150,000 of the available funds. The promissory notes, which bore interest at 6.75% per annum, were paid in full during December 2002 and January 2003. In March 2003, the same group of directors committed to provide a line of credit up to $300,000 through December 31, 2003. The warrants initially covered an aggregate of 750,000 shares of common stock, were issued in consideration for the commitment to provide the line of credit, expire on June 12, 2013 and initially were exercisable at $.20 per share. The Company had no borrowings against the line of credit in 2003. In addition, our majority shareholder, at the time, chose not to provide the lines of credit and approved the transactions in 2002 and 2003.

Pursuant to the terms of the warrants issued in 2002 and 2003, the number of shares into which such warrants are issuable and the exercise price have been adjusted due to the issuance of dividends on the shares of our Series 8½% Senior Convertible Preferred Stock in the form of additional shares of Series 8½% Senior Convertible Preferred Stock such that the warrants issued in 2002 were exercisable into an aggregate of 1,855,000 shares of our common stock at an exercise price of $0.16 per share and the warrants issued in 2003 were exercisable into an aggregate of 811,645 shares of our common stock at an exercise price of $0.18 per share.

In October 2005, the Company repurchased all of the outstanding warrants that were issued in 1999, 2002 and 2003 from the warrantholders for an amount per warrant equal to the price that shares of our common stock were offered to the public in connection with the public offering completed in October 2005, less the exercise price (the “in the money value”) and an amount equal to the underwriting discounts and commissions on the in the money value.

In April 2005, we entered into a revolving line of credit loan agreement with a commercial bank. On September 16, 2005, we amended our revolving line of credit under which we may borrow, repay and re-borrow, from time to time until September 2006, up to $3,500,000. Our obligations under this agreement are secured by a security interest in our accounts receivable. Interest on the outstanding amount under the line of credit loan agreement is payable monthly at a rate of prime plus 1.0%. The credit loan agreement provides for non-financial and financial covenants, including a minimum debt to worth ratio of 1 to 1.50 and a minimum liquidity of $500,000. As of September 30, 2005, we had no borrowings outstanding under the original line of credit loan agreement.

In June 2005, we completed a $3,366,253 loan transaction with a commercial lender for the purpose of providing funds for the purchase of a new ARAM ARIES recording system. The loan is repayable over a period of 36 months at a fixed per annum interest rate of 7.25%. The loan is collateralized by the new recording system equipment and the recording vehicle and two semi-trailers that transport the newly purchased equipment between jobs. In addition, in May 2005 the Company entered into an equipment sales contract with an equipment manufacturer to purchase three new vibration vehicles for a cost of approximately $1,026,000, and we have received these vibration vehicles. We have obtained financing from a commercial lender for approximately $859,000 of the purchase price of these vibration vehicles for a period of 36 months at a fixed per annum simple interest rate of 7.25%.

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

Our board of directors approved a resolution providing for redemption of all of our outstanding 8½% Senior Convertible Preferred Stock upon the consummation of our public offering in October 2005. Under the terms of the resolution creating such 8½% Senior Convertible Preferred Stock, each share is redeemable at $1.75 per share and each holder of our 8½% Senior Convertible Preferred Stock has an option to convert each share of our 8½% Senior Convertible Preferred Stock into one share of our common stock. All of the holders of our 8½% Senior Convertible Preferred Stock elected to convert their shares of 8½% Senior Convertible Preferred Stock into shares of our common stock.

In October 2005, we completed our public offering of 5.5 million shares of common stock at a price of $7.50 per share.  In November 2005, the underwriters of the public offering exercised a portion of their over-allotment option and purchased an additional 285,700 shares of our common stock at $7.50 per share.  The sales resulted in aggregate net proceeds of approximately $40,572,000.

In October 2001, the Company entered into a three-year operating lease for the Company’s headquarters facility located in Plano, Texas. In April 2004, the Company executed an addendum to its operating lease. The addendum extended the term of the lease until March 31, 2009, and increased the square footage of the office and outdoor storage area. Additionally, in August 2005, the Company entered into a 38 month operating lease for additional office and warehouse space in Plano, Texas.

Contractual Obligations

The following table summarizes payments due in specific periods related to our contractual obligations as of September 30, 2005:

	Payments Due by Period
Contractual Obligations	Total	Within 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Operating lease obligations	$457	$132	$279	$46	$-0-
Debt Obligations	$5,669	$2,196	$3,473	$-0-	$-0-
Capital lease obligations	$1,067	$485	$582	$-0-	$-0-

Total	$7,193	$2,813	$4,334	$46	$-0-

We believe that our capital resources, including our short-term investments, funds available under our line of credit loan agreement and cash flow from operations, are adequate to meet our current operational needs. We believe that we will be able to finance our 2005 capital expenditures through cash flow from operations, borrowings from commercial lenders and the proceeds from our public offering completed in October 2005. However, our ability to satisfy working capital requirements, meet debt repayment obligations and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business.

Off-Balance Sheet Arrangements

As of September 30, 2005, we had no off-balance sheet arrangements.

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

Revenue Recognition.

Our services are provided under cancelable service contracts. These contracts are either “turnkey” or “term” agreements. The Company recognizes revenues when services are performed under both types of agreements. Services are defined as the commencement of data acquisition. Under turnkey agreements, revenue is recognized on a per unit of data acquired rate, as services are performed. Under term agreements, revenue is recognized on a per unit of time worked rate, as services are performed. In the case of a cancelled service contract, we recognize revenue and bill our customer for services performed up to the date of cancellation.

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

Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations or financial condition during the past two years.

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

ISSUES AND UNCERTAINTIES

We have a history of losses, and we may incur losses again.

Although we reported net income (before dividend requirements on preferred stock) of approximately $3,686,000 for the nine months ended September 30, 2005, we have a history of losses with only two profitable years since 1998. In 2004, we had net income (before dividend requirements on preferred stock) of approximately $2,868,000, and in 2003 we had net income (before dividend requirement on preferred stock) of approximately $555,000. Our ability to be profitable in the future will depend on many factors beyond our control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. To date, we have not paid a significant amount of income taxes due to our net operating loss carryforwards. However, we anticipate utilizing all of our net operating loss carryforwards in 2005, which will result in our payment of federal and state income taxes in 2005.

Our revenues and operating results can be expected to fluctuate from period to period.

Our revenues, operating results and profitability may fluctuate from period to period. These fluctuations are attributable to the level of new business in a particular period, the timing of the initiation, progress or cancellation of significant projects, higher revenues and expenses on our dynamite contracts and costs we incur to train new crews we may add in the future to meet increased customer demand. Fluctuations in our operating results may also be affected by other factors that are outside of our control such as permit delays, weather delays and crew productivity. Oil and natural gas prices are at record highs, and have resulted in increasing demand for our services. There can be no assurance that high prices will continue. The demand for our services will be adversely affected by a significant reduction in oil and natural gas prices. Since our business has high fixed costs, the negative effect of one or more of these factors could trigger wide variations in our operating revenues, EBITDA margin and profitability from quarter to quarter, which render quarter to quarter comparisons unreliable as an indicator of performance. Due to the factors discussed above, you should not expect sequential growth in our quarterly revenues and profitability.

We are implementing a growth strategy which, if successful, will place significant demands on us and subject us to numerous risks.

Growing businesses often have difficulty managing their growth. If our growth strategy is successful, significant demands will be placed on our management, accounting, financial, information and other systems and on our business. We will have to expand our management and continue recruiting and employing experienced executives and key employees capable of providing the necessary support. In addition, to manage our anticipated growth we will need to continue to improve our financial, accounting, information and other systems in order to effectively manage our growth, and in doing so could incur substantial additional expenses that could harm our financial results. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could materially impair our business.

We are dependent upon significant customers.

We derive a significant amount of our revenues from a small number of oil and natural gas exploration and development companies. During 2004 and the nine months ended September 30, 2005, our two largest customers (which were not the same customers in 2004 and 2005) accounted for approximately 48.4% and 27.6% of revenues, respectively. While our revenues are derived from a concentrated customer base, our significant customers may vary between years. If we lose one or more major customers in the future, or if one or more customers encounter financial difficulties, our business, financial condition and results of operations could be materially and adversely affected.

We receive revenues from customers who engage consultants for processing and interpreting the seismic data we provide.

We receive revenues from customers who have engaged consultants to process and interpret their seismic data. Consultants can have an influence in determining which company its customers use to acquire seismic data. A consultant could recommend that its customers consider using other seismic companies.

We face intense competition in our business from companies with greater financial resources.

The seismic data acquisition services industry is a highly competitive business in the continental U.S. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size.

Technological change in our business creates risks of technological obsolescence and requirements for future capital expenditures. If we are unable to keep up with these technological advances, we may not be able to compete effectively.

Seismic data acquisition technologies historically have steadily improved and progressed, and we expect this progression to continue. Our strategy is to upgrade our seismic data acquisition equipment on a regular basis to maintain our competitive position. However, since we are in a capital intensive industry and have limitations on our ability to obtain the financing necessary to enable us to purchase state-of-the-art equipment, some of our competitors may be able to purchase newer equipment when we may not be able to do so.

We are dependent on our management team and key employees and the loss of any of them could harm our business.

We have limited management depth with the result that the loss, whether by death, departure or illness, of Wayne A. Whitener, our President and Chief Executive Officer, or our other senior executives could have a material adverse effect on the ability of management to continue operations at the same level of efficiency. We have key man insurance on the life of our President and Chief Executive Officer so that, in the event of his untimely death, we would receive the insurance proceeds of $1,000,000 under this policy.

Certain members of our management team are not subject to employment or non-competition agreements and may leave our employment at any time.

None of the members of our management team, other than our President and Chief Executive Officer, are subject to employment agreements or non-competition agreements; therefore, any of these members of our management team could leave our employment upon little or no notice which could have a material adverse effect on our management’s ability to continue operations at the same level of effectiveness. Additionally, the lack of non-competition agreements would allow these members of our management team to immediately begin working for one of our competitors upon the termination of their relationship with us, which could have a negative impact on our strategic plan and our relationships with customers.

We extend credit to our customers without requiring collateral, and a default by a customer could have a material adverse effect on our operating revenues.

We perform ongoing credit evaluations of our customers’ financial conditions and, generally, require no collateral from our customers. A default in payment from one of these large customers could have a material adverse effect on our operating revenues for the period involved.

Certain of our core assets are pledged as collateral for short term notes that require large monthly payments.

Certain assets that are critical to our operations, including our two ARAM ARIES recording systems, are pledged as collateral to our equipment lenders and could be subject to foreclosure in the event that we default on our indebtedness. We currently have debt obligations covering the purchase of our two ARAM ARIES recording systems that require monthly payments between approximately $67,000 and $82,000 for the first ARAM ARIES recording system and between approximately $94,000 and $114,000 for the second ARAM ARIES recording system, each over 36 month terms. Any decline in our operations could inhibit our ability to make these substantial monthly payments. In light of the short terms of these notes, a failure to make the monthly payments on these notes could cause our lenders to promptly foreclose on the assets securing these notes. The foreclosure of certain of our core assets securing these notes could severely limit our ability to continue operations.

We may be subject to liability claims that are not covered by our insurance.

Our business is subject to the general risks inherent in land-based seismic data acquisition activities. Our activities are often conducted in remote areas under dangerous conditions, including the detonation of dynamite. These operations are subject to risks of injury to personnel and equipment. Our crews are mobile, and equipment and personnel are subject to vehicular accidents. These risks could cause us to experience equipment losses, injuries to our personnel and interruptions in our business.

In addition, we could be subject to personal injury or real property damage claims in the normal operation of our business. Such claims may not be covered under the indemnification provisions in our general service agreements to the extent that the damage is due to our negligence, gross negligence or intentional misconduct.

We do not carry insurance against certain risks that we could experience, including business interruption resulting from equipment maintenance or weather delays. We obtain insurance against certain property and personal casualty risks and other risks when such insurance is available and when our management considers it advisable to do so. Currently we maintain employers liability with limits of $1,000,000 per accident and $2,000,000 in aggregate, commercial general liability of $1,000,000 per accident and $2,000,000 in aggregate, pollution liability of $1,000,000 per accident and $2,000,000 in aggregate, automobile liability with a $1,000,000 combined single limit and a $10,000,000 umbrella policy. Our general service agreements require us to have specific amounts of insurance. There can be no assurance, however, that any insurance obtained by us will be adequate to cover any losses or liabilities, or that this insurance will continue to be available or available on terms which are acceptable to us. Liabilities for which we are not insured, or which exceed the policy limits of our applicable insurance, could have a materially adverse effect on us.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with Section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We will be required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 by December 31, 2007. Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. This section also requires that our independent registered public accounting firm opine on those internal controls and management’s assessment of those controls. We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. During the course of our ongoing evaluation and integration of the internal control over financial reporting, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We believe the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our profitability could be affected.

We cannot be certain at this time that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that we or our auditors will not identify material weaknesses in internal control over financial reporting. If we fail to comply with the requirements of Section 404 or if we or our auditors identify and report any material weakness, the accuracy and timeliness of the filing of our annual and quarterly reports may be negatively affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could negatively impact our business, profitability and financial condition.

We derive all of our revenues from companies in the oil and natural gas exploration and development industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices.

Any prolonged reduction in the overall level of exploration and development activities, whether resulting from changes in oil and natural gas prices or otherwise, can adversely impact us in many ways by negatively affecting:

•                  our revenues, cash flows and profitability;

•                  our ability to maintain or increase our borrowing capacity;

•                  our ability to obtain additional capital to finance our business and the cost of that capital; and

•                  our ability to attract and retain skilled personnel whom we would need in the event of an upturn in the demand for our services.

Worldwide political, economic and military events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Depending on the market prices of oil and natural gas, oil and natural gas exploration and development companies may cancel or curtail their drilling programs, thereby reducing demand for our services. Oil and natural gas prices have been volatile historically and, we believe, will continue to be so in the future. Many factors beyond our control affect oil and natural gas prices, including:

•                  the cost of exploring for, producing and delivering oil and natural gas;

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

•                  economic conditions in the U.S. and elsewhere;

•                  domestic and foreign tax policy;

•                  weather conditions in the U.S. and elsewhere;

•                  the pace adopted by foreign governments for the exploration, development and production of their national reserves;

•                  the price of foreign imports of oil and natural gas; and

•                  the overall supply and demand for oil and natural gas.

The high fixed costs of our operations could result in operating losses.

Companies within our industry are typically subject to high fixed costs which primarily consist of depreciation, a non-cash item, and maintenance expenses associated with their seismic data acquisition equipment and crew costs. In addition, ongoing maintenance capital expenditures, as well as new equipment investment, can be significant. As a result, any extended periods of significant downtime or low productivity caused by reduced demand, weather interruptions, equipment failures, permit delays or other causes could adversely affect our results of operations.

Our operations are subject to delays related to obtaining land access rights of way from third parties which could affect our results of operations.

Our seismic data acquisition operations could be adversely affected by our inability to obtain timely right of way usage from both public and private land and/or mineral owners. Delays associated with obtaining such rights of way could negatively affect our results of operations.

Our industry has recently experienced shortages in the availability of equipment. Any difficulty we experience replacing or adding equipment could adversely affect our business.

We may not be able to acquire equipment to replace our existing equipment or add additional equipment. The high demand for the services that we provide has decreased the supply of geophysical equipment, resulting in extended delivery dates on orders of new equipment. Any delay in obtaining equipment could delay the implementation of additional crews and restrict the productivity of our existing crews. Although we have ordered nine vibration vehicles to be delivered in the first quarter of 2006, the acquisition of these additional units could be delayed for several months due to the high demand for the vehicles. A delay in obtaining equipment essential to our operations could have a material adverse effect on our operations.

Our business is subject to government regulation which may adversely affect our future operations.

Our operations are subject to a variety of federal, state and local laws and regulations, including laws and regulations relating to the protection of the environment and archeological sites. We are required to expend financial and managerial resources to comply with such laws and related permit requirements in our operations, and we anticipate that we will continue to be required to do so in the future. Although such expenditures historically have not been material to us, the fact that such laws or regulations change frequently makes it impossible for us to predict the cost or impact of such laws and regulations on our future operations. The adoption of laws and regulations that have the effect of reducing or curtailing exploration and development activities by energy companies could also adversely affect our operations by reducing the demand for our services.

SUBSEQUENT EVENTS

In October 2005, we completed our public offering of 5.5 million shares of common stock at a price of $7.50 per share.  Simultaneously with the closing of the public offering, all of the Company’s 2,519,664 outstanding shares of 8.5% Senior Convertible Preferred Stock were converted into common stock.  In November 2005, the underwriters of the public offering exercised a portion of their over-allotment option and purchased an additional 285,700 shares of our common stock at $7.50 per share.  As a result, the Company’s only class of securities is common stock with 14,833,137 shares currently outstanding.  The sales resulted in aggregate net proceeds of approximately $40,572,000.  Approximately $24,001,000 of the proceeds was used to repurchase and cancel stock purchase warrants exercisable into 3,516,645 shares of our common stock.  Approximately $4,100,000 of the proceeds was used to purchase our third ARAM ARIES  recording system.

On November 1, 2005, we announced we had secured a sufficient number of additional contracts to deploy our fifth field seismic acquisition crew.  This crew became operational on November 1, 2005, and is using the recently purchased third ARAM ARIES recording system.

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, the Company performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2005.  Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in reports filed or submitted under the Exchange Act within the required time period.  There were no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended September 30,2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material changes to the information reported under Item 1 – Legal Proceedings of our quarterly report on Form 10-QSB for the quarter ended June 30, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, and the terms of our Series 8-1/2% Senior Convertible Preferred Stock, on August 1, 2005, Sidney Todres, converted 100,000 shares of such preferred stock into 100,000 shares of our common stock.

Pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, and the terms of our Series 8-1/2% Senior Convertible Preferred Stock, on August 3, 2005, National Investor Services Corp. FBO Ann C. Green Roth IRA, converted 3,000 shares of such preferred stock into 3,000 shares of our common stock.

Pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, and the terms of our Series 8-1/2% Senior Convertible Preferred Stock, on August 17, 2005, Arthur J. & Melanie Gajarsa converted 23,100 shares of such preferred stock into 23,100 shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. – None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. - None

ITEM 5. OTHER INFORMATION. – None.

ITEM 6. EXHIBITS.

The following exhibits are included herein:

EXHIBIT NO.	DESCRIPTION
3.1

Restated Articles of Incorporation (with amendment) as filed with the Secretary of State of Texas on June 20, 2003, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, and incorporated herein by reference.

3.2

Bylaws, as amended and restated December 1, 2004 filed as Exhibit 3.2 to the Company’s Registration Statement on Form SB-2/A on September 20, 2005 (Registration No. 333-128018), and incorporated herein by reference.

4.1

Form of Specimen Stock Certificate filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2/A on September 20, 2005 (Registration No. 333-128018), and incorporated herein by reference.

4.2

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

4.8

Statement of Resolution regarding Series C 8% Convertible Exchangeable Preferred Stock of TGC Industries, Inc. filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference.

4.9

Form of Debenture Agreement and Debenture for 8% Subordinated Convertible Debentures, Series A, filed as Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-12269), as amended, filed with the Securities and Exchange Commission on September 19, 1996, and incorporated herein by reference.

4.10

Form of Warrant Agreement dated July 28, 1995, as amended, and Warrant, filed as Exhibit 4.3 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-12269), as amended, filed with the Securities and Exchange Commission and incorporated herein by reference.

4.11

Debenture Agreement dated December 10, 1999, with respect to the Company’s $2,500,000 8 1/2% Convertible Subordinated Debenture, Series B payable to Wedge Energy Services, L.L.C., filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

4.12

Statement of Resolution Establishing 8-1/2% Senior Convertible Preferred Stock of TGC Industries, Inc. filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 2000, and incorporated herein by reference.

4.13

Statement of Resolution regarding 8-1/2% Senior Convertible Preferred Stock of TGC Industries, Inc. filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 2002, and incorporated herein by reference.

4.14

Form of Warrant Agreement and Warrant Certificate dated September 10, 2002, filed as Exhibit 4.14 to the Company’s Registration Statement on Form SB-2/A on September 20, 2005 (Registration No. 333-128018), and incorporated herein by reference.

4.15

Form of Warrant Agreement and Warrant Certificate dated June 12, 2003, filed as Exhibit 14.15 to the Company’s Registration Statement on Form SB-2/A on September 20, 2005 (Registration No. 333-128018), and incorporated herein by reference.

4.16

Form of Warrant Agreement and Warrant Certificate dated December 15, 2004, filed as Exhibit 4.16 to the Company’s Registration Statement on Form SB-2/A on September 20, 2005 (Registration No. 333-128018), and incorporated herein by reference.

10.1

Employment Contract by and among TGC Industries, Inc. and Wayne A. Whitener, dated August 26, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2005, and incorporated herein by reference.

10.2	Form of Indemnification Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 31, 2005, and incorporated herein by reference.

10.3

Commercial Lease Agreement dated August 25, 2005, by and among TGC Industries, Inc. and JSS/Capital Avenue, L.P., filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 31, 2005, and incorporated herein by reference.

10.4

Promissory Note by and among TGC Industries, Inc. and Sovereign Bank, N.A., dated September 16, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 20, 2005, and incorporated herein by reference.

10.5

Business Loan Agreement by and among TGC Industries, Inc. and Sovereign Bank, N.A., dated September 16, 2005, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 20, 2005, and incorporated herein by reference.

10.6

Promissory Note by and among TGC Industries, Inc. and General Electric Capital Corporation, dated September 2, 2005, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 20, 2005, and incorporated herein by reference.

10.7

Amendment, dated September 9, 2005, to the Promissory Note by and among TGC Industries, Inc. and General Electric Capital Corporation, dated September 2, 2005, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 20, 2005, and incorporated herein by reference.

10.8

Promissory Note by and among TGC Industries, Inc. and General Electric Capital Corporation, dated September 12, 2005, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated September 20, 2005, and incorporated herein by reference.

10.9

Amendment, dated September 9, 2005, to the Promissory Note by and among TGC Industries, Inc. and General Electric Capital Corporation, dated September 12, 2005, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated September 20, 2005, and incorporated herein by reference.

10.10

Amendment, dated September 12, 2005, to the Promissory Note by and among TGC Industries, Inc. and General Electric Capital Corporation, dated September 12, 2005, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated September 20, 2005, and incorporated herein by reference.

10.11

Promissory Note by and among TGC Industries, Inc. and General Electric Capital Corporation, dated September 19, 2005, Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2005, and incorporated herein by reference.

10.12

Form of Warrant Purchase Agreement from Directors filed as Exhibit 10.12 to the Company’s Registration Statement on Form SB-2/A on September 20, 2005 (Registration No. 333-128018), and incorporated herein by reference.

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

TGC INDUSTRIES, INC.

Date: November 14, 2005	/s/ Wayne A. Whitener
Wayne A. Whitener
President & Chief
Executive Officer
(Principal Executive Officer)

Date: November 14, 2005	/s/ Kenneth W. Uselton
Kenneth W. Uselton
Treasurer (Principal Financial
and Accounting Officer)

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION
3.1

Restated Articles of Incorporation (with amendment) as filed with the Secretary of State of Texas on June 20, 2003, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, and incorporated herein by reference.

3.2

Bylaws, as amended and restated December 1, 2004 filed as Exhibit 3.2 to the Company’s Registration Statement on Form SB-2/A on September 20, 2005 (Registration No. 333-128018), and incorporated herein by reference.

4.1

Form of Specimen Stock Certificate filed as Exhibit 4.1 to the Company’s Registration Statement on Form SB-2/A on September 20, 2005 (Registration No. 333-128018), and incorporated herein by reference.

4.2

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

4.8

Statement of Resolution regarding Series C 8% Convertible Exchangeable Preferred Stock of TGC Industries, Inc. filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference.

4.9

Form of Debenture Agreement and Debenture for 8% Subordinated Convertible Debentures, Series A, filed as Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-12269), as amended, filed with the Securities and Exchange Commission on September 19, 1996, and incorporated herein by reference.

4.10

Form of Warrant Agreement dated July 28, 1995, as amended, and Warrant, filed as Exhibit 4.3 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-12269), as amended, filed with the Securities and Exchange Commission and incorporated herein by reference.

4.11

Debenture Agreement dated December 10, 1999, with respect to the Company’s $2,500,000 8 1/2% Convertible Subordinated Debenture, Series B payable to Wedge Energy Services, L.L.C., filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

4.12

Statement of Resolution Establishing 8-1/2% Senior Convertible Preferred Stock of TGC Industries, Inc. filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 2000, and incorporated herein by reference.

4.13

Statement of Resolution regarding 8-1/2% Senior Convertible Preferred Stock of TGC Industries, Inc. filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-KSB for fiscal year ended December 31, 2002, and incorporated herein by reference.

4.14

Form of Warrant Agreement and Warrant Certificate dated September 10, 2002, filed as Exhibit 4.14 to the Company’s Registration Statement on Form SB-2/A on September 20, 2005 (Registration No. 333-128018), and incorporated herein by reference.

4.15

Form of Warrant Agreement and Warrant Certificate dated June 12, 2003, filed as Exhibit 14.15 to the Company’s Registration Statement on Form SB-2/A on September 20, 2005 (Registration No. 333-128018), and incorporated herein by reference.

4.16

Form of Warrant Agreement and Warrant Certificate dated December 15, 2004, filed as Exhibit 4.16 to the Company’s Registration Statement on Form SB-2/A on September 20, 2005 (Registration No. 333-128018), and incorporated herein by reference.

10.1

Employment Contract by and among TGC Industries, Inc. and Wayne A. Whitener, dated August 26, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 31, 2005, and incorporated herein by reference.

10.2	Form of Indemnification Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 31, 2005, and incorporated herein by reference.

10.3

Commercial Lease Agreement dated August 25, 2005, by and among TGC Industries, Inc. and JSS/Capital Avenue, L.P., filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 31, 2005, and incorporated herein by reference.

10.4

Promissory Note by and among TGC Industries, Inc. and Sovereign Bank, N.A., dated September 16, 2005, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 20, 2005, and incorporated herein by reference.

10.5

Business Loan Agreement by and among TGC Industries, Inc. and Sovereign Bank, N.A., dated September 16, 2005, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 20, 2005, and incorporated herein by reference.

10.6

Promissory Note by and among TGC Industries, Inc. and General Electric Capital Corporation, dated September 2, 2005, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 20, 2005, and incorporated herein by reference.

10.7

Amendment, dated September 9, 2005, to the Promissory Note by and among TGC Industries, Inc. and General Electric Capital Corporation, dated September 2, 2005, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 20, 2005, and incorporated herein by reference.

10.8

Promissory Note by and among TGC Industries, Inc. and General Electric Capital Corporation, dated September 12, 2005, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated September 20, 2005, and incorporated herein by reference.

10.9

Amendment, dated September 9, 2005, to the Promissory Note by and among TGC Industries, Inc. and General Electric Capital Corporation, dated September 12, 2005, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated September 20, 2005, and incorporated herein by reference.

10.10

Amendment, dated September 12, 2005, to the Promissory Note by and among TGC Industries, Inc. and General Electric Capital Corporation, dated September 12, 2005, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated September 20, 2005, and incorporated herein by reference.

10.11

Promissory Note by and among TGC Industries, Inc. and General Electric Capital Corporation, dated September 19, 2005, Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2005, and incorporated herein by reference.

10.12

Form of Warrant Purchase Agreement from Directors filed as Exhibit 10.12 to the Company’s Registration Statement on Form SB-2/A on September 20, 2005 (Registration No. 333-128018), and incorporated herein by reference.

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