Form 10QSB
period 2006-03-31
TGC INDUSTRIES INC
filed 2006-05-11
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Common Stock ($.01 Par Value)	15,610,901

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TGC INDUSTRIES, INC.

BALANCE SHEET

(UNAUDITED)

MARCH 31,
2006
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$13,419,480
Trade accounts receivable	4,754,279
Cost and estimated earnings in excess of billings on uncompleted contracts	19,428
Prepaid expenses and other	112,404
Deferred tax asset	66,460

Total current assets	18,372,051

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	39,120,285
Automobiles and trucks	4,462,216
Furniture and fixtures	308,105
Leasehold improvements	14,994
43,905,600
Less accumulated depreciation and amortization	(17,135,845)
26,769,755

OTHER ASSETS	8,946

Total assets	$45,150,752

See notes to Financial Statements

MARCH 31,
2006
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$1,136,941
Accrued liabilities	612,486
Billings in excess of costs and estimated earnings on uncompleted contracts	2,918,951
Federal income taxes payable	1,075,542
State income taxes payable	184,756
Current maturities of notes payable	3,536,703
Current portion of capital lease obligations	771,043

Total current liabilities	10,236,422

NOTES PAYABLE, less current maturities	4,584,884

CAPITAL LEASE OBLIGATIONS, less current portion	891,287

DEFERRED TAX LIABILITY - long-term	46,175

COMMITMENTS AND CONTINGENCIES	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—

Common stock, $.01 par value; 25,000,000 shares authorized; 14,905,412 shares issued	149,054

Additional paid-in capital	25,336,007

Retained earnings	4,164,246

Treasury stock, at cost (37,803 shares)	(257,323)

29,391,984

Total liabilities and shareholders’ equity	$45,150,752

See notes to Financial Statements

TGC INDUSTRIES, INC.

STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	(Unaudited)
	2006	2005

Revenue	$14,793,707	$5,753,743

Cost and expenses:
Cost of services	7,760,146	3,446,488
Selling, general and administrative	646,302	339,394
Depreciation and amortization expense	1,719,879	504,932
	10,126,327	4,290,814

Income from operations	4,667,380	1,462,929

Interest expense	196,158	32,956

Income before income taxes	4,471,222	1,429,973

Income tax expense	(1,699,065)	(356,804)

NET INCOME	2,772,157	1,073,169

Less dividend requirements on preferred stock	—	(69,379)

Income allocable to common Shareholders	$2,772,157	$1,003,790

Earnings per common share:
Basic	$.18	$.16
Diluted	$.18	$.08

Weighted average number of shares outstanding:
Basic	15,597,475	6,400,133
Diluted	15,721,205	13,021,314

See notes to Financial Statements

TGC INDUSTRIES, INC.

Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,772,157	$1,073,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,719,879	504,932
Gain on disposal of property and equipment	(22,849)	(46,747)
Non-cash compensation	14,373	—
Deferred income taxes	126,431	—
Changes in operating assets and liabilities
Trade accounts receivable	(294,435)	828,616
Cost and estimated earnings in excess of billings on uncompleted contracts	3,666,456	222,309
Prepaid expenses	306,478	70,052
Other assets	(734)	—
Trade accounts payable	(827,725)	(488,542)
Accrued liabilities	1,572	(238,613)
Billings in excess of cost and estimated earnings on uncompleted contracts	1,498,267	256,904
Federal and state income taxes	1,348,809	260,523

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,308,679	2,442,603

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,274,461)	(284,160)
Proceeds from sale of property and equipment	22,849	46,747

NET CASH USED IN INVESTING ACTIVITIES	(5,251,612)	(237,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(974,835)	(208,036)
Principal payments on capital lease obligations	(176,560)	(75,927)
Proceeds from exercise of stock options	14,399	—

NET CASH USED IN FINANCING ACTIVITIES	(1,136,996)	(283,963)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,920,071	1,921,227

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,499,409	1,829,904

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,419,480	$3,751,131

Supplemental cash flow information:

Interest paid	$196,951	$32,956
Income taxes paid	$223,825	$95,506

Noncash investing and financing activities:

Capital lease obligations incurred	$418,533	$86,268
Financed equipment purchase	$—	$—
Financed insurance premiums	$87,891	$—

See notes to Financial Statements

TGC INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2006

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

Certain amounts in the 2005 financial statements have been reclassified to conform with the 2006 presentation. These reclassifications had no effect on shareholders’ equity or net income as previously reported.

NOTE B — MANAGEMENT PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included. The results of the interim periods are not necessarily indicative of results to be expected for the entire year. For further information, refer to the financial statements and the footnotes thereto included in the Company’s Annual Report for the year ended December 31, 2005 filed on Form 10-KSB.

Effective January 1, 2006, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment” that requires compensation costs relating to share-based payments be recognized in our financial statements. The adoption of SFAS 123R was not material to our results of operations for the three months ended March 31, 2006.

NOTE C — EARNINGS PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities. The effect of preferred stock dividends on the amount of income available to common shareholders was $.01 for the three months ended March 31, 2005. All earnings per common share for the three months ended March 31, 2006 and 2005 have been adjusted for the 5% stock dividend paid April 25, 2006 to shareholders of record as of April 11, 2006.

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

	Three Months Ended
	March 31,
	(Unaudited)
	2006	2005
Basic:
Numerator:
Net income	$2,772,157	$1,073,169
Less dividend requirements on preferred stock	—	(69,379)
Income allocable to common stockholders	$2,772,157	$1,003,790

Denominator:
Basic - weighted average common shares outstanding	15,597,475	6,400,133

Basic EPS	$.18	$.16

Diluted:
Numerator:
Income allocable to common stockholders	$2,772,157	$1,003,790
Plus dividend requirements on preferred stock	—	69,379
Net income	$2,772,157	$1,073,169

Denominator:
Weighted average common shares outstanding	15,597,475	6,400,133
Effect of Dilutive Securities:
Warrants	24,404	3,482,605
Stock options	99,326	175,542
Convertible Preferred Stock	—	2,963,034
	15,721,205	13,021,314

Diluted EPS	$.18	$.08

NOTE D – DIVIDENDS

Holders of the Company’s Series C 8% Convertible Exchangeable Preferred Stock (“Series C Preferred Stock”) received, when declared by the Board of Directors of the Company, dividends at a rate of 8% per annum. The dividends were payable semi-annually during January and July of each year. At its regular meeting held on June 7, 2005, the Company’s Board of Directors approved the redemption by the Company of all of its currently outstanding Series C Preferred Stock. The redemption price was $5.00 per share plus a premium of 40% per share (i.e., $2.00 per share). In addition, each share was entitled to receive the regular $.20 dividend that had accrued for the first half of the year. Thus, the redemption price was $7.20 per share. On June 30, 2005, the Company redeemed all 5,250 shares of its Series C Preferred Stock for $36,750 plus accrued dividends of $1,050.

Holders of the Company’s 8-1/2% Senior Convertible Preferred Stock (the “Senior Preferred Stock”) received, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8-1/2% per annum. The dividends were payable semi-annually during June and December of each year. The Company’s Board of Directors approved a resolution providing for redemption of all of the outstanding Senior Preferred Stock upon the consummation of the public offering in October 2005. Under the terms of the resolution creating the Senior Preferred Stock, each share was redeemable at $1.75 per share, and each holder had an option to convert each share of Senior Preferred Stock into one share of common stock. All of the holders of Senior Preferred Stock elected to convert their shares of Senior Preferred Stock into shares of common stock in October of 2005.

NOTE E – INCOME TAXES

At December 31, 2004, the Company had net operating loss carryforwards of approximately $4,980,000 available to offset future taxable income, which loss carryforwards expire at various dates through 2024. However, the net operating loss carryforwards became fully utilized by the end of 2005. As a result, the Company accrued for federal and various state income taxes during the first quarter of 2006 at a rate of 38%. These taxes are reflected as current tax expense on the statements of income. Deferred income taxes are determined using the liability method. In addition, the Company paid various state income taxes for tax year 2005 during the first quarter of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-QSB. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-QSB should be read as applying to all related forward-looking statements wherever they appear in this Form 10-QSB. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include those discussed under the heading “RISK FACTORS.”

Overview

We are one of the leading providers of seismic data acquisition services in the continental U.S. We currently operate seven seismic data acquisition crews. Substantially all of our revenues are derived from the seismic data acquisition services that we provide to our customers, primarily major and independent oil and natural gas exploration and development companies in the continental U.S. Demand for our services depends upon the level of spending by these oil and natural gas companies for exploration, production, and development, which activities depend, in part, on oil and natural gas prices. Fluctuations in domestic oil and natural gas exploration activities and commodity prices have affected the demand for our services and our results of operations in years past and continue to have a significant impact on our business and results of operations.

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

We continue to focus on increasing revenues and profitability. Due to the fixed costs we incur, primarily consisting of depreciation, a non-cash item, maintenance expenses associated with seismic data acquisition equipment, and crew costs, we strive to maintain high utilization rates for our crews. While our revenues are mainly affected by the level of customer demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our customers. As a result of the fixed cost structure of our business, our profitability is affected by the level of productivity of our seismic data acquisition crews, including crew downtime related to inclement weather and unplanned equipment repairs or delays in acquiring land access permits. Consequently, our continued growth in revenues and improved profitability is, in part, due to our successful efforts to negotiate more favorable weather protection provisions in our service agreements with our customers, our ability to mitigate access permit delays, and our continued efforts to improve overall crew productivity by purchasing equipment that operates more efficiently in our markets. Although our customers may cancel their supplemental service agreements with us on short notice, we believe that we currently have sufficient contracts for all crews through 2006.

How We Generate Our Revenues

Our contracts are obtained either through competitive bidding or as a result of negotiations with customers. Contract terms offered by us are generally dependent on the complexity and risk of operations, energy source technique being used (vibroseis or dynamite), type of equipment, and the anticipated duration of the work to be performed. The majority of our contracts are typically subject to termination by the customer (with little or no penalty payable by the customer) upon 60 days advance written notice to us.

Contracts

Our seismic data acquisition general service agreements define certain obligations for us and for our customers. A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party on short notice, is entered into for every project. We currently operate under supplemental agreements that are either “turnkey” agreements providing for a fixed fee to be paid to us for each unit of data acquired, or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project or projects. Turnkey agreements generally provide us with greater profit potential, but involve more risks because of the potential of crew downtime or operational delays. Under the term agreements, we forego an increased profit potential in exchange for a more consistent revenue stream with improved protection from crew downtime or operational delays. We attempt to negotiate on a project-by-project basis some level of weather downtime protection within our agreements; however, we may still experience some risk due to inclement weather. Whenever possible, we strive to manage our crews and equipment as a portfolio, balancing the mix of turnkey and term contracts and the type of equipment we use.

Our contracts require either dynamite or vibroseis energy source techniques. We incur higher costs on our dynamite contracts than on our vibroseis contracts due to the costs of third parties that provide dynamite services. Since we recognize additional revenues equivalent to our third party costs, our EBITDA margins are lower on our dynamite contracts.

How We Manage Our Operations

Our management team uses a variety of tools to manage our operations. These tools include monitoring our: (1) seismic crew performance; (2) project scheduling calendar; (3) schedule of pending proposals; and (4) safety performance.

Seismic crew performance. We monitor crew performance on a daily basis by monitoring the production obtained by each crew on the previous day in relation to the type of geography, weather, and type of acquisition technique being employed, vibroseis or dynamite. This review allows us to monitor the profitability of turnkey contracts and reallocate resources if necessary to increase productivity. We expect our cost of services and selling, general, and administrative (“SG&A”) expenses to increase as a percentage of revenues during periods in which we deploy additional crews, but decrease as a percentage of revenues as new crews become more efficient and higher revenues are generated.

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

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues. Our revenues were $14,793,707 for the three months ended March 31, 2006 compared to $5,753,743 for the same period of 2005, an increase of 157.1%. This increase in revenues was attributable to several factors including operating five seismic data acquisition crews for three months and a sixth crew for 2.5 months in 2006 compared with three crews for the same period of 2005, increased demand for our services due to increased exploration and development activity by domestic oil and natural gas companies, price improvements and more favorable contract terms in our agreements with customers, and the increased productivity derived from our new ARAM ARIES recording systems.

Cost of services. Our cost of services was $7,760,146 for the three months ended March 31, 2006 compared to $3,446,488 for the same period of 2005, an increase of 125.2%. This increase was principally attributable to the increase in revenue in the first quarter of 2006 compared to the first quarter of 2005. As a percentage of revenues, cost of services was 52.5% for the three months ended March 31, 2006 compared to 59.9% for the same period of 2005, a decrease of 7.4%. This decrease was attributable to several factors including favorable weather conditions experienced by the crews, increased productivity attributable to our new ARAM ARIES recording systems, and improved contract pricing.

Selling, general, and administrative. SG&A expenses were $646,302 for the three months ended March 31, 2006 compared to $339,394 for the same period of 2005, an increase of 90.4%. This increase was primarily attributable to additional expenses associated with additional selling and administrative personnel, additional compensation expense accrued for incentive bonuses, increased insurance costs, and additional expenses associated with the operation of six crews during the first quarter of 2006 compared to three crews during the same period of 2005. SG&A expense as a percentage of revenues decreased to 4.4% for the three months ended March 31, 2006 from 5.9% for the same period of 2005.

Depreciation and amortization expense. Depreciation and amortization expense was $1,719,879 for the three months ended March 31, 2006 compared to $504,932 for the same period of 2005, an increase of 240.6%. This increase was primarily attributable to depreciation and amortization expense associated with capital expenditures of $20,525,672 during 2005 compared with capital expenditures of $5,794,553 in 2004. Depreciation and amortization expense as a percentage of revenues was 11.6% for the three-months ended March 31, 2006 compared to 8.8% for the same period of 2005.

Income from operations. Income from operations was $4,667,380 for the three months ended March 31, 2006 compared to $1,462,929 for the same period of 2005, an increase of 219.0%. This increase was primarily attributable to the increase in revenues and improvement in our cost of services expense, partially offset by increases in SG&A and depreciation and amortization expense. EBITDA increased $4,419,398 to $6,387,259 in the three months ended March 31, 2006 from $1,967,861 for the same period of 2005, an increase of 224.6%. This increase was a result of factors mentioned above. For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense. Interest expense was $196,158 for the three months ended March 31, 2006 compared to $32,956 for the same period of 2005. This increase was primarily attributable to the debt incurred for the purchase of three new ARAM ARIES seismic recording systems, three new vibration vehicles, and trucks for the additional crews.

Income tax expense. Income tax expense was $1,699,065 for the three months ended March 31, 2006 compared to $356,804 for the same period of 2005. At December 31, 2004, we had net operating loss carryforwards of approximately $4,980,000 available to offset future taxable income, such carryforwards expire at various dates through 2024. The net operating loss carryforwards were depleted during 2005. See Note E of Notes to Financial Statements in Item 1.

EBITDA

We define EBITDA as net income plus interest expense, income taxes, and depreciation and amortization expense. We use EBITDA as a supplemental financial measure to assess:

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

We also understand that such data is used by investors to assess our performance. However, EBITDA is not a measure of operating income, operating performance, or liquidity presented in accordance with generally accepted accounting principles. When assessing our operating performance or our liquidity, you should not consider this data in isolation or as a substitute for our net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles. EBITDA excludes some, but not all, items that affect net income and operating income, and these measures may vary among other companies. Therefore, EBITDA as presented below may not be comparable to similarly titled measures of other companies. Further, the results presented by EBITDA cannot be achieved without incurring the costs that the measure excludes: interest, taxes, depreciation, and amortization.

The following table reconciles our EBITDA to our net income:

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Net income	$2,772,157	$1,073,169
Depreciation and amortization	1,719,879	504,932
Interest expense	196,158	32,956
Income tax expense	1,699,065	356,804

EBITDA	$6,387,259	$1,967,861

General Trends and Outlook

We expect that the primary factor influencing demand for seismic data acquisition services in our industry will continue to be the level of exploration and development activity by oil and natural gas companies which, in turn, depends largely on current and anticipated oil and natural gas prices and depletion and consumption rates. In addition, the Energy Information Administration, or EIA, recently forecast that U.S. oil and natural gas consumption will increase at an average annual rate of 1.5% through 2025. Conversely, the EIA forecasts that U.S. oil production will continue to decline at an average annual rate of 0.8%, and natural gas production will increase at an average annual rate of only 0.6%.

We believe that historical data and industry forecasts suggest an increasing demand for oil and natural gas coupled with a flat or declining production curve. This should result in the continuation of historically high oil and natural gas prices. We anticipate that oil and natural gas exploration and development companies will continue to respond to sustained increases in demand and declines in production by expanding their exploration activities and increasing their capital spending and need for seismic data acquisition services.

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities.

Net cash provided by operating activities was $10,308,679 for the three months ended March 31, 2006 compared to $2,442,603 for the same period of 2005. The $7,866,076 increase in the first three months of 2006 over the same period of 2005 was principally due to a $1,698,988 increase in net income and a $1,214,947 increase in depreciation and amortization expense, a decrease in cost and estimated earnings in excess of billings on uncompleted contracts of $3,444,147, an increase in billings in excess of cost and estimated earnings on uncompleted contracts of $1,241,363, and an increase in federal and state income taxes of $1,088,286 partially offset by an increase in accounts receivable of $1,123,051. Significant components of net cash provided by operations are the changes, period over period, in accounts receivable, costs, and estimated earnings in excess of billings on uncompleted contracts, accounts payable, and billings in excess of costs and estimated earnings on uncompleted contracts. Accounts receivable decreased $828,616 in the first three months of 2005 to $826,468 and increased $294,435 in the first three months of 2006 to $4,754,279. These receivable fluctuations were primarily due to the timing of billings and collections. Costs and estimated earnings in excess of billings on uncompleted contracts decreased $222,309 in the first three months of 2005 to $9,215 and decreased $3,666,456 in the first three months of 2006 to $19,428. These costs and estimated earnings in excess of billings on uncompleted contracts fluctuations were primarily due to the timing of the receipt of charges for costs applied to jobs and the recognition of job cost in cost of services. Accounts payable decreased $488,542 in the first three months of 2005 to $253,240 and decreased $827,725 in the first three months of 2006 to $1,136,941. These payable fluctuations were primarily due to the timing of receipt and payment of invoices. Billings in excess of costs and estimated earnings on uncompleted contracts increased $256,904 in the first three months of 2005 and increased $1,498,267 in the first three months of 2006. These billings in excess of costs and estimated earnings on uncompleted contracts fluctuations were primarily due to the increased level of activity and timing of billings and revenue recognition.

Working capital decreased $1,816,520 to $8,135,629 as of March 31, 2006 from the December 31, 2005 working capital of $9,952,149. This was principally due to an increase in federal income taxes payable of $1,075,542 and an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $1,498,267.

Cash flows used in investing activities.

Net cash used in investing activities was $237,413 for the three months ended March 31, 2005 and $5,251,612 for the three months ended March 31, 2006. This increase was due to capital expenditures of

$5,274,461 in the three months ended March 31, 2006 compared to $284,160 for the same period of 2005 offset by proceeds from the sale of equipment of $22,849 and $46,747 in the three months ended March 31, 2006 and 2005, respectively.

Cash flows used in financing activities.

Net cash used in financing activities was $283,963 for the three months ended March 31, 2005 and $1,136,996 for the three months ended March 31, 2006. The increase was due to an increase in the amount of principal payments on our outstanding notes payable of $766,799 and an increase in the amount of principal payments on capital lease obligations of $100,633 (offset by the proceeds from the exercise of stock options of $14,399).

Capital expenditures.

During the three months ended March 31, 2006, capital expenditures of $5,274,461 were used to acquire additional seismic equipment and vehicles. Major capital expenditures included approximately $2,992,000 for nine new vibration vehicles ordered in September of 2005, a down payment of $454,000 on a new ARAM ARIES recording system for our seventh seismic acquisition field crew that was deployed in late April 2006, and approximately $173,000 for additional GPS surveying equipment for our survey crews. In January of 2006, we entered into an equipment sales contract to purchase seven new buggy mounted vibration vehicles at a cost of approximately $2,325,000. We anticipate delivery of these units during the third quarter of 2006. In addition, in April of 2006, we entered into equipment sales contracts to purchase eight new buggy mounted vibration vehicles at a cost of approximately $2,657,480. We anticipate delivery of these units during the fourth quarter of 2006. At a recent meeting our Board of Directors approved increasing capital expenditures to $15 million for 2006 (above our previously announced number of $10 million for the year).

Capital Resources

Historically, we have relied on cash generated from operations and short-term borrowings from commercial banks and equipment lenders and loans from directors to fund our working capital requirements and capital expenditures.

During a period beginning in 1999 and ending in 2003, we did not have adequate financial strength to obtain from independent sources financing needed to enable us to sustain our operations. With no other financial sources available, on several different occasions during this period of time, certain of our directors both made direct loans to us and agreed to provide us with needed lines of credit. In connection with these loans and lines of credit, we issued stock purchase warrants. When we completed in October of 2005 a public offering of our common stock, we used a portion of the proceeds received to purchase from these directors all of their stock purchase warrants which they had acquired for providing such financial accommodations. Financial advisors to the Company had suggested that this would simplify the Company’s capitalization thereby allowing investors to better understand the Company’s earnings per share calculations. The purchase price of each of these warrants was equal to the public offering price of the Company’s common stock less the total of the exercise price of each warrant and each warrant’s proportionate share of the underwriting discounts and commissions (such proportionate share being based on the “in the money” value of each warrant).

In April of 2005, we entered into a revolving line of credit loan agreement with a commercial bank. On September 16, 2005, we amended our revolving line of credit under which we may borrow, repay, and re-borrow, from time to time until September 2006, up to $3,500,000. Our obligations under this agreement are secured by a security interest in our accounts receivable. Interest on the outstanding amount under the line of credit loan agreement is payable monthly at a rate of prime plus 1.0%. The credit loan agreement provides for non-financial and financial covenants, including a minimum debt to worth ratio of 1 to 1.50 and a minimum liquidity of $500,000. As of March 31, 2006, we had no borrowings outstanding under the line of credit loan agreement.

In October of 2001, the Company entered into a three-year operating lease for the Company’s headquarters facility located in Plano, Texas. In April of 2004, the Company executed an addendum to its operating lease. The addendum extended the term of the lease until March 31, 2009, and increased the square footage of the office and outdoor storage area. In August of 2005, the Company entered into a 38-month operating lease for additional office and warehouse space in Plano, Texas. This operating lease will expire in October of 2008. In January of 2006, we entered into a 24-month operating lease for a sales office in Houston, Texas. This operating lease will expire in January of 2008.

Contractual Obligations

The following table summarizes payments due in specific periods related to our contractual obligations as of March 31, 2006:

	Payments Due by Period (1)
		Within			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Operating lease obligations	$416	$143	$273	$-0-	$-0-
Debt Obligations	$8,122	$3,537	$4,585	$-0-	$-0-
Capital lease obligations	$1,662	$771	$891	$-0-	$-0-

Total	$10,200	$4,451	$5,749	$-0-	$-0-

(1) See “Capital Resources” above for a discussion of the contractual obligations we have incurred since December 31, 2005.

We believe that our capital resources, including our short-term investments, funds available under our line of credit loan agreement, and cash flow from operations will be adequate to meet our current operational needs. We believe that we will be able to finance our 2006 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the proceeds from our public offering completed in October 2005. However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business.

Off-Balance Sheet Arrangements

As of March 31, 2006, we had no off-balance sheet arrangements.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. There have been no material changes to these policies during the first quarter of 2006.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report regarding the Company’s strategies and plans for growth are forward-looking statements. These forward-looking statements are often characterized by the terms “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” and other words and terms of similar meanings and do not reflect historical facts. Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations are disclosed in the Company’s Securities and Exchange Commission filings, and include, but are not limited to, the dependence upon energy industry spending for seismic services, the unpredictable nature of forecasting weather, the potential for contract delay or cancellation, the potential for fluctuations in oil and gas prices, and the availability of capital resources. The forward-looking statements contained herein reflect the current views of the Company’s management, and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

RISK FACTORS

In addition to the “Risk Factors” discussed below and the other information set forth in this report, you should carefully consider the “Risk Factors” discussed in Part II, under “Item 6. Management’s Discussion and Analysis of Plan of Operations” contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, and/or operating results.

We have a history of losses, and we may incur losses again.

Although we reported net income of approximately $2,772,000 for the three months ended March 31, 2006, we have a history of losses with only three profitable years since 1998. For the year 2005, we had net income (before dividend requirements on preferred stock) of approximately $6,200,000; for the year 2004, we had net income (before dividend requirements on preferred stock) of approximately $2,868,000; and for the year 2003 we had net income (before dividend requirement on preferred stock) of approximately $555,000. Our ability to be profitable in the future will depend on many factors beyond our control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Prior to 2005, we had not paid a significant amount of income taxes due to our net operating loss carryforwards. However, we utilized all of our net operating loss carryforwards in 2005, which resulted in our paying federal and state income taxes in 2005.

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

We derive a significant amount of our revenues from a small number of oil and natural gas exploration and development companies. During 2005, our two largest customers accounted for approximately 22.1% of revenues. While our revenues are derived from a concentrated customer base, our significant customers may vary between years. If we lose one or more major customers in the future, or if one or more customers encounter financial difficulties, our business, financial condition and results of operations could be materially and adversely affected.

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

None of the members of our management team, other than our President and Chief Executive Officer, are subject to employment agreements or non-competition agreements. Therefore, any of these members of our management team could leave our employment upon little or no notice, which could have a material adverse effect on our management’s ability to continue operations at the same level of effectiveness. Additionally, the lack of non-competition agreements would allow these members of our management team to immediately begin working for one of our competitors upon the termination of their relationship with us, which could have a negative impact on our strategic plan and our relationships with customers.

Certain of our core assets are pledged as collateral for short term notes that require large monthly payments.

Certain assets that are critical to our operations, including three of our ARAM ARIES recording systems, are pledged as collateral to our equipment lenders and could be subject to foreclosure in the event that we default on our indebtedness. We currently have debt obligations covering the purchase of three of our ARAM ARIES recording systems that require monthly payments between approximately $67,000 and $82,000 for the first ARAM ARIES recording system, between approximately $94,000 and $114,000 for the second ARAM ARIES recording system and between approximately $106,000 and $130,000 for the third ARAM ARIES recording system each over 36-month terms. Any decline in our operations could inhibit our ability to make these substantial monthly payments. In light of the short terms of these notes, a failure to make the monthly payments on these notes could cause our lenders to promptly foreclose on the assets securing these notes. The foreclosure of certain of our core assets securing these notes could severely limit our ability to continue operations.

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

We may not be able to acquire equipment to replace our existing equipment or add additional equipment. The high demand for the services that we provide has decreased the supply of geophysical equipment, resulting in extended delivery dates on orders of new equipment. Any delay in obtaining equipment could delay the implementation of additional crews and restrict the productivity of our existing crews. Although we have ordered fifteen vibration vehicles to be delivered in the third and fourth quarters of 2006, the acquisition of these additional units could be delayed for several months due to the high demand for the vehicles. A delay in obtaining equipment essential to our operations could have a material adverse effect on our operations.

SUBSEQUENT EVENTS

On March 31, 2006, we announced a five percent (5%) stock dividend on our outstanding common stock. The 5% stock dividend was paid on April 25, 2006, to shareholders of record as of April 11, 2006. Cash in lieu of fractional shares was paid to shareholders based on the last sales price of the Company’s common stock on the record date.

In April of 2006, we purchased our fifth ARAM ARIES seismic recording system. Proceeds from our public offering, completed in October 2005, were used to purchase this system. This system was deployed with our seventh seismic field acquisition crew that became operational at the end of April, 2006.

In April of 2006, we entered into equipment sales contracts to purchase eight new buggy mounted vibration vehicles at a cost of approximately $2,655,000. We anticipate delivery of these units during the fourth quarter of 2006.

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, the Company performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2006. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives. Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company and its consolidated subsidiaries will be received by them from others within those entities (particularly during the period in which this quarterly report was being prepared).

There were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company continues to take action to assure compliance with the internal controls, disclosure controls, and other requirements of the Sarbanes-Oxley Act of 2002. Our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On December 28, 2004, one of our employees was killed in a work-related accident. On July 11, 2005, the deceased employee’s widow filed suit against us in a state court in Harris County, Texas, seeking monetary damages. During a mediation process in March of 2006, the lawsuit was settled. The cost of the settlement is being borne by our insurance carrier. As a result, we do not believe that the ultimate outcome will have a material effect on our financial results. However, this settlement will require approval by a guardian ad litem appointed for the benefit of a minor of the deceased.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. - None

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

TGC INDUSTRIES, INC.

Date: May 11, 2006	/s/ Wayne A. Whitener
Wayne A. Whitener
President & Chief
Executive Officer
(Principal Executive Officer)

Date: May 11, 2006	/s/ Kenneth W. Uselton
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