Form 10QSB
period 2006-06-30
TGC INDUSTRIES INC
filed 2006-08-11
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at July 28, 2006
Common Stock ($.01 Par Value)	15,714,518

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TGC INDUSTRIES, INC.

BALANCE SHEET

(UNAUDITED)

JUNE 30,
2006
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$10,570,058
Trade accounts receivable	4,680,740
Cost and estimated earnings in excess of billings on uncompleted contracts	594,072
Prepaid expenses and other	1,429,799
Deferred tax asset	66,460

Total current assets	17,341,129

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	44,266,754
Automobiles and trucks	5,387,472
Furniture and fixtures	317,413
Leasehold improvements	14,994
49,986,633
Less accumulated depreciation and amortization	(19,293,551)
30,693,082

Goodwill	201,530
Long-term deferred tax asset	102,793
Other assets	8,946

Total assets	$48,347,480

See notes to Financial Statements

JUNE 30,
2006
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$2,766,971
Accrued liabilities	828,528
Billings in excess of costs and estimated earnings on uncompleted contracts	2,543,235
Federal and state income taxes payable	338,940
Current maturities of notes payable	4,723,872
Current portion of capital lease obligations	848,728

Total current liabilities	12,050,274

NOTES PAYABLE, less current maturities	3,714,561

CAPITAL LEASE OBLIGATIONS, less current portion	1,029,897

COMMITMENTS AND CONTINGENCIES	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—

Common stock, $.01 par value; 25,000,000 shares authorized; 15,752,321 shares issued	157,523

Additional paid-in capital	26,530,841

Retained earnings	6,221,175

Deferred stock based compensation	(1,099,468)

Treasury stock, at cost (37,803 shares)	(257,323)

31,552,748

Total liabilities and shareholders’ equity	$48,347,480

See notes to Financial Statements

TGC INDUSTRIES, INC.

STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005

Revenue	$14,894,774	$7,193,981	$29,688,481	$12,947,724

Cost and expenses:
Cost of services	8,380,445	3,851,867	16,140,591	7,298,355
Selling, general and administrative	708,901	585,231	1,355,203	924,625
Depreciation and amortization expense	2,183,091	521,801	3,902,970	1,026,733
	11,272,437	4,958,899	21,398,764	9,249,713

Income from operations	3,622,337	2,235,082	8,289,717	3,698,011

Interest expense	212,529	46,406	408,687	79,362

Income before income taxes	3,409,808	2,188,676	7,881,030	3,618,649

Income tax expense	(1,352,879)	(396,448)	(3,051,944)	(753,252)

NET INCOME	2,056,929	1,792,228	4,829,086	2,865,397

Less dividend requirements on preferred stock	—	(64,798)	—	(134,177)

Income allocable to common Shareholders	$2,056,929	$1,727,430	$4,829,086	$2,731,220

Earnings per common share:
Basic	$.13	$.26	$.31	$.42
Diluted	$.13	$.14	$.31	$.22

Weighted average number of Shares outstanding:
Basic	15,630,729	6,587,760	15,613,727	6,494,464
Diluted	15,749,472	13,074,983	15,735,948	12,960,583

See notes to Financial Statements

TGC INDUSTRIES, INC.

Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,829,086	$2,865,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,902,970	1,026,733
Gain on disposal of property and equipment	(18,397)	(102,950)
Non-cash compensation	99,164	—
Deferred income taxes	(22,537)	—
Changes in operating assets and liabilities
Trade accounts receivable	(220,896)	325,338
Cost and estimated earnings in excess of billings on uncompleted contracts	3,091,812	(89,842)
Prepaid expenses	526,340	(631,670)
Other assets	(734)	—
Trade accounts payable	802,305	889,854
Accrued liabilities	231,987	661,659
Billings in excess of cost and estimated earnings on uncompleted contracts	1,122,551	590,155
Federal and state income taxes	427,451	127,913

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,771,102	5,662,587

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,351,643)	(2,453,729)
Purchase of assets of Highland Industries	(1,800,000)	—
Proceeds from sale of property and equipment	46,759	102,950

NET CASH USED IN INVESTING ACTIVITIES	(11,104,884)	(2,350,779)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of 8% Series C preferred stock	—	(36,750)
Principal payments on notes payable	(2,195,246)	(455,647)
Principal payments on capital lease obligations	(419,393)	(204,434)
Proceeds from exercise of stock options	19,999	50,000
Payment of dividends	(929)	(142,962)

NET CASH USED IN FINANCING ACTIVITIES	(2,595,569)	(789,793)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,070,649	2,522,015

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,499,409	1,829,904

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,570,058	$4,351,919

Supplemental cash flow information:

Interest paid	$409,480	$79,362
Income taxes paid	$2,649,706	$635,579

Noncash investing and financing activities:

Capital lease obligations incurred	$877,661	$255,458
Financed equipment purchase	$—	$3,366,253
Financed insurance premiums	$1,625,148	$—

See notes to Financial Statements

TGC INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2006

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

NOTE B — MANAGEMENT PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included.  The results of the interim periods are not necessarily indicative of results to be expected for the entire year.  For further information, refer to the financial statements and the footnotes thereto included in the Company’s Annual Report for the year ended December 31, 2005, filed on Form 10-KSB.

Effective January 1, 2006, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment” that requires compensation costs relating to share-based payments be recognized in our financial statements.  The adoption of SFAS 123R was not material to our results of operations for the three and six months periods ended June 30, 2006.

NOTE C — EARNINGS PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock outstanding.  Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities.  The effect of preferred stock dividends on the amount of income available to common shareholders was $.01 for the three months ended June 30, 2005 and $.02 for the six months ended June 30 2005.  All earnings per common share for the three and six-month periods ended June 30, 2006 and 2005 have been adjusted for the 5% stock dividend paid April 25, 2006 to shareholders of record as of April 11, 2006.

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005
Basic:
Numerator:
Net income	$2,056,929	$1,792,228	$4,829,086	$2,865,397
Less dividend requirements on preferred stock	—	(64,798)	—	(134,177)
Income allocable to common Stockholders	$2,056,929	$1,727,430	$4,829,086	$2,731,220
Denominator:
Basic - weighted average common shares outstanding	15,630,729	6,587,760	15,613,727	6,494,464

Basic EPS	$.13	$.26	$.31	$.42

Diluted:
Numerator:
Income allocable to common Stockholders	$2,056,929	$1,727,430	$4,829,086	$2,731,220
Plus dividend requirements on preferred stock	—	64,798	—	134,177
Net income	$2,056,929	$1,792,228	$4,829,086	$2,865,397

Denominator:
Weighted average common shares outstanding	15,630,729	6,587,760	15,613,727	6,494,464
Effect of Dilutive Securities:
Warrants	25,061	3,539,753	24,777	3,515,763
Stock options	93,682	169,418	97,444	172,304
Convertible Preferred Stock	—	2,778,052	—	2,778,052
	15,749,472	13,074,983	15,735,948	12,960,583

Diluted EPS	$.13	$.14	$.31	$.22

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

On March 31, 2006, the Company announced a five percent (5%) stock dividend on its outstanding common stock.  The 5% stock dividend was paid on April 25, 2006, to shareholders of record as of April 11, 2006.  Cash in lieu of fractional shares in the amount of $929 was paid to shareholders based on the last sales price of the Company’s common stock on the record date.

NOTE E – INCOME TAXES

At December 31, 2004, the Company had net operating loss carryforwards of approximately $4,980,000 available to offset future taxable income, which loss carryforwards expire at various dates through 2024.  However, the net operating loss carryforwards became fully utilized by the end of 2005.  As a result, the Company accrued for federal and various state income taxes during the first six months of 2006 at a rate of 38.7%. These taxes are reflected as a current tax expense on the statements of income.  Deferred income taxes are determined using the liability method.  In addition, the Company paid federal and various state estimated income taxes for tax year 2006, as well as various state income taxes for tax year 2005, during the first six months of 2006.

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

Our return to profitability in 2003 after several years of losses was directly related to an increase in the level of exploration and development for domestic oil and natural gas. The increased level of exploration and development is a function of higher prices for oil and natural gas. As a result of the increase in domestic exploration spending, we have experienced an increased demand for our seismic data acquisition services.

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

Seismic crew performance.  We monitor crew performance on a daily basis by monitoring the production obtained by each crew on the previous day in relation to the type of geography, weather, and type of acquisition technique being employed, vibroseis or dynamite. This review allows us to monitor the profitability of turnkey contracts and reallocate resources, if necessary, to increase productivity. We expect our cost of services and selling, general, and administrative (“SG&A”) expenses to increase as a percentage of revenues during periods in which we deploy additional crews, but decrease as a percentage of revenues as new crews become more efficient and higher revenues are generated.

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

Schedule of pending proposals.  We monitor, on a daily basis, our list of outstanding proposals. By monitoring this list, we are able to more effectively schedule our future projects and determine whether we need to follow up with the customer on any of the pending proposals.

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

Results of Operations

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues.  Our revenues were $29,688,481 for the six months ended June 30, 2006 compared to $12,947,724 for the same period of 2005, an increase of 129.3%.  This increase in revenues was attributable to several factors, including operating six seismic data acquisition crews for six months and a seventh crew for two months in 2006 compared with three crews for the same period of 2005, increased demand for our services due to increased exploration and development activity by domestic oil and natural gas companies, price improvements and more favorable contract terms in our agreements with customers, and the increased productivity derived from our new ARAM ARIES recording systems.  However, revenue was negatively impacted by the persistent rainfall that occurred in Kansas and south Texas during the months of May and June of 2006, affecting some of our crews operating in those regions.

Cost of services.  Our cost of services was $16,140,591 for the six months ended June 30, 2006 compared to $7,298,355 for the same period of 2005, an increase of 121.2%.  This increase was principally attributable to the increase in revenue in the first six months of 2006 compared to the same period of 2005.  As a percentage of revenues, cost of services was 54.4% for the six months ended June 30, 2006 compared to 56.4% for the same period of 2005, a decrease of 2%.  This decrease was attributable to several factors, including increased productivity attributable to our new ARAM ARIES recording systems, improved contract pricing, and favorable weather conditions experienced by the crews in the first quarter of 2006.  However, cost of services were negatively impacted by the persistent rainfall that occurred in Kansas and south Texas during the months of May and June of 2006, affecting some of our crews operating in those regions.

Selling, general, and administrative.  SG&A expenses were $1,355,203 for the six months ended June 30, 2006 compared to $924,625 for the same period of 2005, an increase of 46.6%.  This increase was primarily attributable to additional expenses associated with additional selling and administrative personnel, additional compensation expense accrued for incentive bonuses, deferred stock based compensation, increased insurance costs, and additional expenses associated with the operation of seven crews by the end of the second quarter of 2006 compared to three crews during the same period of 2005.  SG&A expense as a percentage of revenues decreased to 4.6% for the six months ended June 30, 2006 from 7.1% for the same period of 2005.

Depreciation and amortization expense.  Depreciation and amortization expense was $3,902,970 for the six months ended June 30, 2006 compared to $1,026,733 for the same period of 2005, an increase of 280.1%.  This increase was primarily attributable to depreciation and amortization expense associated with capital expenditures of $20,525,672 during 2005 compared with capital expenditures of $5,794,553 in 2004.  Depreciation and amortization expense as a percentage of revenues was 13.1% for the six months ended June 30, 2006 compared to 7.9% for the same period of 2005.

Income from operations.  Income from operations was $8,289,717 for the six months ended June 30, 2006 compared to $3,698,011 for the same period of 2005, an increase of 124.2%.  This increase was primarily attributable to the increase in revenues and improvement in our cost of services expense, partially offset by increases in SG&A and depreciation and amortization expense.  EBITDA increased $7,467,943 to $12,192,687 in the six months ended June 30, 2006 from $4,724,744 for the same period of 2005, an increase of 158.1%.  This increase was a result of factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $408,687 for the six months ended June 30, 2006 compared to $79,362 for the same period of 2005.  This increase was primarily attributable to the debt incurred for the purchase of three new ARAM ARIES seismic recording systems, three new vibration vehicles, trucks for the additional crews and interest costs associated with the financing of insurance premiums.

Income tax expense.  Income tax expense was $3,051,944 for the six months ended June 30, 2006 compared to $753,252 for the same period of 2005.  At December 31, 2004, we had net operating loss carryforwards of approximately $4,980,000 available to offset future taxable income.  Such carryforwards expire at various dates through 2024. The net operating loss carryforwards were depleted during 2005.  See Note E of Notes to Financial Statements in Item 1.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues.  Our revenues were $14,894,774 for the three months ended June 30, 2006 compared to $7,193,981 for the same period of 2005, an increase of 107.0%.  This increase in revenues was attributable to several factors including operating six seismic data acquisition crews for three months and a seventh crew for two months in 2006 compared with three crews for the same period of 2005, increased demand for our services due to increased exploration and development activity by domestic oil and natural gas companies, price improvements, and more favorable contract terms in our agreements with customers, and the increased productivity derived from our new ARAM ARIES recording systems.  However, revenue was negatively impacted by the persistent rainfall that occurred in Kansas and south Texas during the months of May and June of 2006, affecting some of our crews operating in those regions.

Cost of services.  Our cost of services was $8,380,445 for the three months ended June 30, 2006 compared to $3,851,867 for the same period of 2005, an increase of 117.6%.  This increase was principally attributable to the increase in revenues in the second quarter of 2006 compared to the second quarter of 2005.  As a percentage of revenues, cost of services was 56.3% for the three months ended June 30, 2006 compared to 53.5% for the same period of 2005, an increase of 2.8%.  This increase was attributable to several factors including unfavorable weather conditions experienced by some of our crews in Kansas and south Texas during the months of May and June of 2006 and start-up costs of the seventh crew.

Selling, general, and administrative.  SG&A expenses were $708,901 for the three months ended June 30, 2006 compared to $585,231 for the same period of 2005, an increase of 21.1%.  This increase was primarily attributable to increased expenses associated with additional selling and administrative personnel, additional compensation expense accrued for incentive bonuses, deferred compensation costs, increased insurance costs, and additional expenses associated with the operation of seven crews during the second quarter of 2006 compared to three crews during the same period of 2005.  SG&A expense as a percentage of revenues decreased to 4.8% for the three months ended June 30, 2006 from 8.1% for the same period of 2005.

Depreciation and amortization expense.  Depreciation and amortization expense was $2,183,091 for the three months ended June 30, 2006 compared to $521,801 for the same period of 2005, an increase of 318.4%.  This increase was primarily attributable to depreciation and amortization expense associated with capital expenditures of $20,525,672 during 2005 and $10,229,304 in the first six months of 2006 compared with capital expenditures of $5,794,553 in 2004 and $6,075,440 in the first six months of 2005.  Depreciation and amortization expense as a percentage of revenues was 14.7% for the three months ended June 30, 2006 compared to 7.3% for the same period of 2005.

Income from operations.  Income from operations was $3,622,337 for the three months ended June 30, 2006 compared to $2,235,082 for the same period of 2005, an increase of 62.1%.  This increase was primarily attributable to the increase in revenues, partially offset by a decline in our gross margin percentage, increases in SG&A, and depreciation and amortization expense.  EBITDA increased $3,048,545 to $5,805,428 for the three months ended June 30, 2006 from $2,756,883 for the same period of 2005, an increase of 110.6%.  This increase was a result of factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $212,529 for the three months ended June 30, 2006 compared to $46,406 for the same period of 2005.  This increase was primarily attributable to the debt incurred for the purchase of three new ARAM ARIES seismic recording systems, three new vibration vehicles, trucks for the additional crews, and interest costs associated with the financing of insurance premiums.

Income tax expense.  Income tax expense was $1,352,879 for the three months ended June 30, 2006 compared to $396,448 for the same period of 2005.  At December 31, 2004, we had net operating loss carryforwards of approximately $4,980,000 available to offset future taxable income.  Such carryforwards expire at various dates through 2024. The net operating loss carryforwards were depleted during 2005.  See Note E of Notes to Financial Statements in Item 1.

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

The following table reconciles our EBITDA to our net income:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Net income	$2,056,929	$1,729,228	$4,829,086	$2,865,397
Depreciation and amortization	2,183,091	521,801	3,902,970	1,026,733
Interest expense	212,529	46,406	408,687	79,362
Income tax expense	1,352,879	396,448	3,051,944	753,252

EBITDA	$5,805,428	$2,756,883	$12,192,687	$4,724,744

General Trends and Outlook

We expect that the primary factor influencing demand for seismic data acquisition services in our industry will continue to be the level of exploration and development activity by oil and natural gas companies which, in turn, depends largely on current and anticipated oil and natural gas prices and depletion and consumption rates.

We believe that historical data and industry forecasts suggest an increasing demand for oil and natural gas coupled with a flat or declining production curve.  This should result in the continuation, over the long term, of historically high oil and natural gas prices. We anticipate that oil and natural gas exploration and development companies will continue to respond to sustained increases in demand and declines in production by expanding their exploration activities and increasing their capital spending and need for seismic data acquisition services.

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities.

Net cash provided by operating activities was $14,771,102 for the six months ended June 30, 2006 compared to $5,662,587 for the same period of 2005.  The $9,108,515 increase in the first six months of 2006 over the same period of 2005 was principally due to a $1,963,689 increase in net income, a $2,876,237 increase in depreciation and amortization expense, a $3,181,654 decrease in cost and estimated earnings in excess of billings on uncompleted contracts, and a $532,396 increase in billings in excess of cost and estimated earnings on uncompleted contracts partially offset by an increase in accounts receivable of $546,234.  Significant components of net cash provided by operations are the changes, period over period, in accounts receivable, costs, and estimated earnings in excess of billings on uncompleted contracts, accounts payable, and billings in excess of costs and estimated earnings on uncompleted contracts.  Accounts receivable decreased $325,338 in the first six months of 2005 to $1,329,746 and increased $220,896 in the first six months of 2006 to $4,680,740.  These receivable fluctuations were primarily due to the timing of billings and collections. Costs and estimated earnings in excess of billings on uncompleted contracts increased $89,842 in the first six months of 2005 to $321,366 and decreased $3,091,812 in the first six months of 2006 to $594,072.  These costs and estimated earnings in excess of billings on uncompleted contracts fluctuations were primarily due to the timing of the receipt of charges for costs applied to jobs and the recognition of job cost in cost of services.  Accounts payable increased $889,854 in the first six months of 2005 to $1,631,636 and increased $802,305 in the first six months of 2006 to $2,766,971.  These payable fluctuations were primarily due to the timing of receipt and payment of invoices. Billings in excess of costs and estimated earnings on uncompleted contracts increased $590,155 in the first six months of 2005 to $1,248,111 and increased $1,122,551 in the first six months of 2006 to $2,543,235.  These billings in excess of costs and estimated earnings on uncompleted contracts fluctuations were primarily due to the increased level of activity and timing of billings and revenue recognition.

Working capital decreased $4,661,294 to $5,290,855 as of June 30, 2006 from the December 31, 2005 working capital of $9,952,149.  This was principally due to a decrease in cost and estimated earnings in excess of billings on uncompleted contracts of $3,091,812, an increase in current maturities of notes payable of $1,165,351, and an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $1,122,551.

Cash flows used in investing activities.

Net cash used in investing activities was $2,350,779 for the six months ended June 30, 2005 and $11,104,884 for the six months ended June 30, 2006.  This increase was due primarily to an increase in capital expenditures of $6,897,914, the purchase of the assets of Highland Industries for $1,800,000, and a decrease in the proceeds from the sale of equipment of $56,191.

Cash flows used in financing activities.

Net cash used in financing activities was $789,793 for the six months ended June 30, 2005 and $2,595,569 for the six months ended June 30, 2006.  The increase was due primarily to an increase in the amount of principal payments on our outstanding notes payable of $1,739,599 and an increase in the amount of principal payments on capital lease obligations of $214,959.

Capital expenditures.

During the six months ended June 30, 2006, capital expenditures of $9,351,643 were used to acquire additional seismic equipment and vehicles.  Major capital expenditures included approximately $2,992,000 for nine new vibration vehicles ordered in September of 2005, approximately $2,274,000 for a new ARAM ARIES recording system for our seventh seismic acquisition field crew that was deployed in late April 2006, and approximately $173,000 for additional GPS surveying equipment for our survey crews.  In January of 2006, we entered into an equipment sales contract to purchase seven new buggy mounted vibration vehicles at a cost of approximately $2,325,000.  We anticipate delivery of these units during the third quarter of 2006.  In addition, in April of 2006, we entered into equipment sales contracts to purchase eight new buggy mounted vibration vehicles at a cost of approximately $2,657,480.  We anticipate delivery of these units during the fourth quarter of 2006.  At a recent meeting, our Board of Directors approved increasing capital expenditures to $15 million for 2006 (above our previously announced number of $10 million for the year).

Capital Resources

Historically, we have relied on cash generated from operations and short-term borrowings from commercial banks and equipment lenders and loans from directors to fund our working capital requirements and capital expenditures.

During a period beginning in 1999 and ending in 2003, we did not have adequate financial strength to obtain from independent sources the financing needed to enable us to sustain our operations. With no other financial sources available, on several different occasions during this period of time, certain of our directors both made direct loans to us and agreed to provide us with needed lines of credit. In connection with these loans and lines of credit, we issued stock purchase warrants. When we completed a public offering of our common stock in October of 2005, we used a portion of the proceeds received to purchase from these directors all of their stock purchase warrants which they had acquired for providing such financial accommodations. Financial advisors to the Company had suggested that this would simplify the Company’s capitalization, thereby allowing investors to better understand the Company’s earnings per share calculations. The purchase price of each of these warrants was equal to the public offering price of the Company’s common stock less the total of the exercise price of each warrant and each warrant’s proportionate share of the underwriting discounts and commissions (such proportionate share being based on the “in the money” value of each warrant).

In April of 2005, we entered into a revolving credit agreement with a commercial bank. On September 16, 2005, we amended our revolving credit agreement under which we may borrow, repay, and re-borrow, from time to time until September 2006, up to $3,500,000. Our obligations under this agreement are secured by a security interest in our accounts receivable. Interest on the outstanding amount under the revolving credit agreement is payable monthly at a rate of prime plus 1.0%. The agreement provides for non-financial and financial covenants, including a minimum debt to worth ratio of 1 to 1.50 and a minimum liquidity of $500,000. As of June 30, 2006, we had no borrowings outstanding under the revolving credit agreement.

In October of 2001, the Company entered into a three-year operating lease for the Company’s headquarters facility located in Plano, Texas. In April of 2004, the Company executed an addendum to its operating lease. The addendum extended the term of the lease until March 31, 2009, and increased the square footage of the office and outdoor storage area.  In August of 2005, the Company entered into a 38-month operating lease for additional office and warehouse space in Plano, Texas.  This operating lease will expire in October of 2008.  In January of 2006, we entered into a 24-month operating lease for a sales office in Houston, Texas.  This operating lease will expire in January of 2008.  In July of 2006, the Company entered into a 65-month operating lease for 7,269 square feet of office space located in Plano, Texas.  The Company will relocate its corporate offices to this facility.

Contractual Obligations

The following table summarizes payments due in specific periods related to our contractual obligations as of June 30, 2006:

	Payments Due by Period (1)
		Within			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Operating lease obligations	$380	$145	$235	$-0-	$-0-
Debt Obligations	$8,438	$4,724	$3,714	$-0-	$-0-
Capital lease obligations	$1,879	$849	$1,030	$-0-	$-0-

Total	$10,697	$5,718	$4,979	$-0-	$-0-

(1) See “Capital Resources” above for a discussion of the contractual obligations we have incurred since December 31, 2005.

We believe that our capital resources, including our short-term investments, funds available under our revolving credit agreement, and cash flow from operations will be adequate to meet our current operational needs. We believe that we will be able to finance our 2006 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the proceeds from our public offering completed in October 2005. However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business.

Off-Balance Sheet Arrangements

As of June 30, 2006, we had no off-balance sheet arrangements.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.  There have been no material changes to these policies during the first six months of 2006.

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

Although we reported net income of approximately $4,829,000 for the six months ended June 30, 2006, we have a history of losses with only three profitable years since 1998.  For the year 2005, we had net income (before dividend requirements on preferred stock) of approximately $6,200,000; for the year 2004, we had net income (before dividend requirements on preferred stock) of approximately $2,868,000; and for the year 2003, we had net income (before dividend requirement on preferred stock) of approximately $555,000. Our ability to be profitable in the future will depend on many factors beyond our control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.  Prior to 2005, we had not paid a significant amount of income taxes due to our net operating loss carryforwards. However, we utilized all of our net operating loss carryforwards in 2005, which resulted in our paying federal and state income taxes in 2005.

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

Certain assets that are critical to our operations, including three of our ARAM ARIES recording systems, are pledged as collateral to our equipment lenders and could be subject to foreclosure in the event that we default on our indebtedness. We currently have debt obligations covering the purchase of three of our ARAM ARIES recording systems that require monthly payments between approximately $67,000 and $82,000 for the first ARAM ARIES recording system, between approximately $94,000 and $114,000 for the second ARAM ARIES recording system, and between approximately $106,000 and $130,000 for the third ARAM ARIES recording system, each over 36-month terms. Any decline in our operations could inhibit our ability to make these substantial monthly payments. In light of the short terms of these notes, a failure to make the monthly payments on these notes could cause our lenders to promptly foreclose on the assets securing these notes. The foreclosure of certain of our core assets securing these notes could severely limit our ability to continue operations.

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

We do not carry insurance against certain risks that we could experience, including business interruption resulting from equipment maintenance or weather delays. We obtain insurance against certain property and personal casualty risks and other risks when such insurance is available and when our management considers it advisable to do so. Currently we maintain employers liability coverage with limits of $1,000,000 per accident and $2,000,000 in aggregate, commercial general liability coverage of $1,000,000 per accident and $2,000,000 in aggregate, pollution liability coverage of $1,000,000 per accident and $2,000,000 in aggregate, and automobile liability coverage with a $1,000,000 combined single limit and a $10,000,000 umbrella policy. Our general service agreements require us to have specific amounts of insurance. There can be no assurance, however, that any insurance obtained by us will be adequate to cover any losses or liabilities, or that this insurance will continue to be available or available on terms which are acceptable to us. Liabilities for which we are not insured, or which exceed the policy limits of our applicable insurance, could have a materially adverse effect on us.

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

We may not be able to acquire equipment to replace our existing equipment or add additional equipment. The high demand for the services that we provide has decreased the supply of geophysical equipment, resulting in extended delivery dates on orders of new equipment. Any delay in obtaining equipment could delay the implementation of additional crews and restrict the productivity of our existing crews. Although we have ordered fifteen vibration vehicles to be delivered in the third and fourth quarters of 2006, the acquisition of these additional units could be delayed for several months due to the high demand for them. A delay in obtaining equipment essential to our operations could have a material adverse effect on our operations.

RECENT EVENTS

In July of 2006, the Company entered into a 65-month operating lease for 7,269 square feet of office space located in Plano, Texas.  The Company will relocate its corporate offices to this facility.

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, the Company performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2006.  Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company and its consolidated subsidiaries will be received by them from others within those entities (particularly during the period in which this quarterly report was being prepared).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. – None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our annual meeting of shareholders was held on June 6, 2006.  The following matters were voted upon and approved by the Company’s shareholders:

a.               Election to the Board of Directors of Messrs. William J. Barrett and Edward L. Flynn was approved by the shareholders by a majority vote of 11,653,476 to 1,740,438, Mr. Allen T. McInnes was elected to the Board of Directors by a majority vote of 11,652,359 to 1,741,555, Mr. Herbert M. Gardner was elected to the Board of Directors by a majority vote of 13,328,448 to 65,466, Mr. William C. Hurtt, Jr. was elected to the Board of Directors by a majority vote of 13,328,848 to 65,066 and Mr. Wayne A. Whitener was elected to the Board of Directors by a majority vote of 10,794,166 to 2,599,748.

b.              The 2006 Stock Awards Plan was approved by the shareholders by a majority vote of 8,713,055 to 301,232, with 731,487 abstaining.

c.               Ratification of the selection of the Company’s independent registered public accounting firm, Lane Gorman Trubitt, L.L.P., was approved by the shareholders by a majority vote of 13,332,511 to 45,113, with 1,990 abstaining.

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

TGC INDUSTRIES, INC.

Date: August 11, 2006	/s/ Wayne A. Whitener
Wayne A. Whitener
President & Chief
Executive Officer
(Principal Executive Officer)

Date: August 11, 2006	/s/ Kenneth W. Uselton
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