Form 10QSB
period 2006-09-30
TGC INDUSTRIES INC
filed 2006-11-13
CIK 799165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 001-32472

TGC INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)

Texas	74-2095844
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

101 East Park Blvd., Suite 955
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 27, 2006
Common Stock ($.01 Par Value)	15,714,518

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Reference is made to the succeeding pages for the following unaudited financial information:

Balance Sheet as of September 30, 2006.

Statements of Income for the three and nine month periods ended September 30, 2006 and 2005.

Statements of Cash Flows for the nine-month periods ended September 30, 2006 and 2005.

Notes to Financial Statements.

TGC INDUSTRIES, INC.

BALANCE SHEET

(UNAUDITED)

September 30,
2006
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$8,251,016
Trade accounts receivable	7,115,482
Cost and estimated earnings in excess of billings on uncompleted contracts	1,884,021
Prepaid expenses and other	1,145,167
Deferred tax asset	66,460

Total current assets	18,462,146

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	48,586,766
Automobiles and trucks	5,473,836
Furniture and fixtures	333,222
Leasehold improvements	14,994
54,408,818
Less accumulated depreciation and amortization	(21,570,043)
32,838,775

Goodwill	201,530
Long-term deferred tax asset	102,793
Other assets	20,152

Total assets	$51,625,396

See Notes to Financial Statements

TGC INDUSTRIES, INC.

BALANCE SHEET — CONTINUED

(UNAUDITED)

September 30,
2006
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$4,349,012
Accrued liabilities	686,020
Billings in excess of costs and estimated earnings on uncompleted contracts	4,231,078
Federal and state income taxes payable	579,316
Current maturities of notes payable	4,204,851
Current portion of capital lease obligations	823,132

Total current liabilities	14,873,409

NOTES PAYABLE, less current maturities	2,847,586

CAPITAL LEASE OBLIGATIONS, less current portion	901,239

COMMITMENTS AND CONTINGENCIES	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—

Common stock, $.01 par value; 25,000,000 shares authorized; 15,752,321 issued	157,523

Additional paid-in capital	26,530,841

Retained earnings	7,567,954

Deferred stock based compensation	(995,833)

Treasury stock, at cost (37,803 shares)	(257,323)

33,003,162

Total liabilities and shareholders’ equity	$51,625,396

See Notes to Financial Statements

TGC INDUSTRIES, INC.

STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005

Revenue	$17,952,193	$7,986,647	$47,640,674	$20,934,371

Cost and expenses
Cost of services	12,526,248	5,132,973	28,666,839	12,431,328
Selling, general and administrative	471,132	505,139	1,826,335	1,429,764
Depreciation and amortization expense	2,493,509	912,936	6,396,479	1,939,669
	15,490,889	6,551,048	36,889,653	15,800,761

Income from operations	2,461,304	1,435,599	10,751,021	5,133,610

Interest expense	199,414	110,992	608,101	190,354

Income before income taxes	2,261,890	1,324,607	10,142,920	4,943,256

Income tax expense	(915,111)	(503,978)	(3,967,055)	(1,257,230)

NET INCOME	1,346,779	820,629	6,175,865	3,686,026

Less dividend requirements on preferred stock	—	(62,602)	—	(196,779)

INCOME ALLOCABLE TO COMMON SHAREHOLDERS	$1,346,779	$758,027	$6,175,865	$3,489,247

Earnings per common share:
Basic	$.09	$.11	$.39	$.53
Diluted	$.09	$.06	$.39	$.28

Weighted average number of shares outstanding:
Basic	15,714,518	6,729,614	15,647,693	6,573,709
Diluted	15,822,079	13,195,845	15,765,032	12,977,848

See Notes to Financial Statements

TGC INDUSTRIES, INC.

Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,175,865	$3,686,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,396,479	1,939,669
Gain on disposal of property and equipment	(35,077)	(118,722)
Non-cash compensation	202,799	—
Deferred income taxes	(22,537)	—
Changes in operating assets and liabilities
Trade accounts receivable	(2,655,638)	(53,233)
Cost and estimated earnings in excess of billings on uncompleted contracts	1,801,863	(958,739)
Prepaid expenses	810,972	(524,707)
Other assets	(11,940)	(4,817)
Trade accounts payable	2,384,346	799,010
Accrued liabilities	89,479	444,030
Billings in excess of cost and estimated earnings on uncompleted contracts	2,810,394	(41,214)
Federal and state income taxes	667,827	231,169

NET CASH PROVIDED BY OPERATING ACTIVITIES	18,614,832	5,398,472

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,930,051)	(3,822,100)
Purchase of assets of Highland Industries	(1,800,000)	—
Proceeds from sale of property and equipment	90,065	118,722

NET CASH USED IN INVESTING ACTIVITIES	(15,639,986)	(3,703,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of 8% Series C Convertible Exchangeable Preferred Stock	—	(36,750)
Principal payments on notes payable	(3,581,242)	(954,864)
Principal payments on capital lease obligations	(661,067)	(390,832)
Proceeds from exercise of stock options	19,999	61,000
Payment of dividends	(929)	(142,962)

NET CASH USED IN FINANCING ACTIVITIES	(4,223,239)	(1,464,408)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,248,393)	230,686

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,499,409	1,829,904

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,251,016	$2,060,590

Supplemental cash flow information

Interest paid	$608,894	$190,354
Income taxes paid	$3,324,442	$1,025,286

Noncash investing and financing activities

Capital lease obligations incurred	$965,081	$866,720
Financed equipment purchase	$—	$4,225,708
Financed insurance premiums	$1,625,148	$—

See Notes to Financial Statements

TGC INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2006

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

NOTE C — EARNINGS PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock outstanding.  Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants and convertible securities.  The effect of preferred stock dividends on the amount of income available to common shareholders was $.01 for the three months ended September 30, 2005 and $.03 for the nine months ended September 30, 2005.  All earnings per common share for the three and nine-month periods ended September 30, 2006 and 2005 have been adjusted for the 5% stock dividend paid April 25, 2006 to shareholders of record as of April 11, 2006.

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005
Basic:
Numerator:
Net income	$1,346,779	$820,629	$6,175,865	$3,686,026
Less dividend requirements on preferred stock	—	(62,602)	—	(196,779)
Income allocable to common stockholders	$1,346,779	$758,027	$6,175,865	$3,489,247

Denominator:
Basic - weighted average common shares outstanding	15,714,518	6,729,614	15,647,693	6,573,709

Basic EPS	$.09	$.11	$.39	$.53

Diluted:
Numerator:
Income allocable to common stockholders	$1,346,779	$758,027	$6,175,865	$3,489,247
Plus dividend requirements on preferred stock	—	62,602	—	196,779
Net income	$1,346,779	$820,629	$6,175,865	$3,686,026

Denominator:
Weighted average common shares outstanding	15,714,518	6,729,614	15,647,693	6,573,709
Effect of Dilutive Securities:
Warrants	24,562	3,633,247	24,709	3,580,018
Stock options	82,999	187,337	92,630	178,474
Convertible Preferred Stock	—	2,645,647	—	2,645,647
	15,822,079	13,195,845	15,765,032	12,977,848

Diluted EPS	$.09	$.06	$.39	$.28

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

NOTE E – INCOME TAXES

At December 31, 2004, the Company had net operating loss carryforwards of approximately $4,980,000 available to offset future taxable income, which loss carryforwards expire at various dates through 2024.   However, the net operating loss carryforwards became fully utilized by the end of 2005.  Deferred income taxes are determined using the liability method.  In addition, the Company paid federal and various state estimated income taxes for tax year 2006, as well as various state income taxes for tax year 2005, during the first nine months of 2006.

NOTE F – STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for its stock options under the recognition and measurement principles of APB Opinion No. 25, and related interpretations.  Accordingly, no stock-based employee compensation cost was reflected in our financial statements prior to January 1, 2006 since all options to purchase common stock of the Company have an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment (SFAS 123R)” for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method.  We recognize the fair value of the stock-based compensation awards as wages in the Statements of Income on a straight-line basis over the vesting period.  Such implementation is expected to have minimal impact on our results of operations, financial position and liquidity.  The adoption of SFAS 123R resulted in the recognition of compensation expense, relative to stock-based awards, in wages in the Statements of Income of approximately $104,000, less than $0.01 per share, for the three months ended September 30, 2006 and approximately $203,000, or approximately $0.01 per share, for the nine months ended September 30, 2006.  In accordance with the modified prospective application method permitted by SFAS 123R, prior period amounts have not been restated to reflect the recognition of stock-based compensation costs.

As of September 30, 2006, there was approximately $996,000 of unrecognized compensation expense related to our two share-based compensation plans.  There were no stock-based awards granted during the three-month period ended September 30, 2006 from either of those two plans.

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

We continue to focus on increasing revenues and profitability. Due to the fixed costs we incur, primarily consisting of depreciation, a non-cash item, maintenance expenses associated with seismic data acquisition equipment, and crew costs, we strive to maintain high utilization rates for our crews. While our revenues are mainly affected by the level of customer demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our customers. As a result of the fixed cost structure of our business, our profitability is affected by the level of productivity of our seismic data acquisition crews, including crew downtime related to inclement weather and unplanned equipment repairs or delays in acquiring land access permits. Consequently, our continued growth in revenues and improved profitability is, in part, due to our successful efforts to negotiate more favorable weather protection provisions in our service agreements with our customers, our ability to mitigate access permit delays, and our continued efforts to improve overall crew productivity by purchasing equipment that operates more efficiently in our markets. Although our customers may cancel their supplemental service agreements with us on short notice, we believe that we currently have sufficient contracts for all crews through 2006, and we are booking business into 2007.

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

Results of Operations

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005 (Unaudited)

Revenues.   Our revenues were $47,640,674 for the nine months ended September 30, 2006 compared to $20,934,371 for the same period of 2005, an increase of 127.6%.  This increase in revenues was attributable to several factors, including operating six seismic data acquisition crews for nine months and a seventh crew for five months in 2006 compared with three crews for nine months and a fourth crew for three months in 2005, 27.0% of revenues being derived from shot hole drilling contracts compared to 18.6% in 2005, increased demand for our services due to increased exploration and development activity by domestic oil and natural gas companies, price improvements and more favorable contract terms in our agreements with customers, and the increased productivity derived from our new ARAM ARIES recording systems.

Cost of services.  Our cost of services was $28,666,839 for the nine months ended September 30, 2006 compared to $12,431,328 for the same period of 2005, an increase of 130.6%.  This increase was principally attributable to the increase in revenues in the first nine months of 2006 compared to the same period of 2005.  As a percentage of revenues, cost of services was 60.2% for the nine months ended September 30, 2006 compared to 59.4% for the same period of 2005.  This increase was attributable to several factors, including the additional costs associated with shot hole drilling contracts compared with vibroseis contracts and adverse weather conditions primarily in the second and third quarters of 2006 that negatively impacted some of our crews.

Selling, general, and administrative.  SG&A expenses were $1,826,335 for the nine months ended September 30, 2006 compared to $1,429,764 for the same period of 2005, an increase of 27.7%.  This increase was primarily attributable to additional expenses associated with additional selling and administrative personnel, additional compensation expense for deferred stock based compensation, increased insurance costs, and additional expenses associated with the operation of seven crews by the end of the third quarter of 2006 compared to four crews by the end of the third quarter of 2005.  SG&A expense as a percentage of revenues decreased to 3.8% for the nine months ended September 30, 2006 from 6.8% for the same period of 2005.

Depreciation and amortization expense.  Depreciation and amortization expense was $6,396,479 for the nine months ended September 30, 2006 compared to $1,939,669 for the same period of 2005, an increase of 229.8%.  This increase was primarily attributable to depreciation and amortization expense associated with capital expenditures of $20,525,672 during 2005 and $14,895,132 in the first nine months of 2006 compared with capital expenditures of  $5,794,553 in 2004 and $8,914,528 in the first nine months of 2005.  Depreciation and amortization expense as a percentage of revenues was 13.4% for the nine months ended September 30, 2006 compared to 9.3% for the same period of 2005.

Income from operations.  Income from operations was $10,751,021 for the nine months ended September 30, 2006 compared to $5,133,610 for the same period of 2005, an increase of 109.4%.  This increase was primarily attributable to the increase in revenues, partially offset by increases in cost of services, SG&A and depreciation and amortization expense.  EBITDA increased $10,074,221 to $17,147,500 in the nine months ended September 30, 2006 from $7,073,279 for the same period of 2005, an increase of 142.4%.  This increase was a result of factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $608,101 for the nine months ended September 30, 2006 compared to $190,354 for the same period of 2005.  This increase was primarily attributable to the debt incurred for the purchase of two new ARAM ARIES seismic recording systems, three new vibration vehicles, trucks for the additional crews and interest costs associated with the financing of insurance premiums.

Income tax expense.  Income tax expense was $3,967,055 for the nine months ended September 30, 2006 compared to $1,257,230 for the same period of 2005.  At December 31, 2004, we had net operating loss carryforwards of approximately $4,980,000 available to offset future taxable income.  Such carryforwards expire at various dates through 2024. The net operating loss carryforwards were depleted during 2005.  See Note E of Notes to Financial Statements in Item 1.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 (Unaudited)

Revenues.   Our revenues were $17,952,193 for the three months ended September 30, 2006 compared to $7,986,647 for the same period of 2005, an increase of 124.8%.  This increase in revenues was attributable to several factors including operating seven seismic data acquisition crews for three months in 2006 compared with four crews for the same period of 2005, 43.2% of revenues being derived from shot hole drilling contracts compared to 21.0% in 2005, increased demand for our services due to increased exploration and development activity by domestic oil and natural gas companies, price improvements, and more favorable contract terms in our agreements with customers, and the increased productivity derived from our new ARAM ARIES recording systems.

Cost of services.  Our cost of services was $12,526,248 for the three months ended September 30, 2006 compared to $5,132,973 for the same period of 2005, an increase of 144.0%.  This increase was principally attributable to the increase in revenues in the third quarter of 2006 compared to the third quarter of 2005.  As a percentage of revenues, cost of services was 69.8% for the three months ended September 30, 2006 compared to 64.3% for the same period of 2005, an increase of 5.5%.  This increase was attributable to several factors, including the additional costs associated with shot hole drilling contracts compared with vibroseis contracts, adverse weather conditions that affected one of the crews, forcing it to use an alternative energy source, thereby requiring additional time to complete a substantial turnkey contract, one-time maintenance and repair costs incurred in bringing up to our standards the recently acquired Highland Industries shot hole drilling operation and start-up costs of the eighth crew.

Selling, general, and administrative.  SG&A expenses were $471,132 for the three months ended September 30, 2006 compared to $505,139 for the same period of 2005.  This decrease was primarily attributable to adjustments to certain accruals offset by additional expenses associated with additional selling and administrative personnel, additional compensation expense for deferred compensation costs, increased insurance costs, and additional expenses associated with the operation of seven crews during the third quarter of 2006 compared to four crews during the same period of 2005.  SG&A expense as a percentage of revenues decreased to 2.6% for the three months ended September 30, 2006 from 6.3% for the same period of 2005.  However, we anticipate SG&A will return to approximately 4.2% of revenues.

Depreciation and amortization expense.  Depreciation and amortization expense was $2,493,509 for the three months ended September 30, 2006 compared to $912,936 for the same period of 2005, an increase of 173.1%.  This increase was primarily attributable to depreciation and amortization expense associated with capital expenditures of $20,525,672 during 2005, $14,895,132 in the first nine months of 2006, and the purchase of Highland Industries for $1,800,000 in May 2006 compared with capital expenditures of  $5,794,553 in 2004 and $8,914,528 in the first nine months of 2005.  Depreciation and amortization expense as a percentage of revenues was 13.9% for the three months ended September 30, 2006 compared to 11.4% for the same period of 2005.

Income from operations.  Income from operations was $2,461,304 for the three months ended September 30, 2006 compared to $1,435,599 for the same period of 2005, an increase of 71.4%.  This increase was primarily attributable to the increase in revenues, partially offset by a decline in our gross margin percentage and depreciation and amortization expense.  EBITDA increased $2,606,278 to $4,954,813 for the three months ended September 30, 2006 from $2,348,535 for the same period of 2005, an increase of 111.0%.  This increase was a result of factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $199,414 for the three months ended September 30, 2006 compared to $110,992 for the same period of 2005.  This increase was primarily attributable to the debt incurred for the purchase of one new ARAM ARIES seismic recording system, three new vibration vehicles, trucks for the additional crews, and interest costs associated with the financing of insurance premiums.

Income tax expense.  Income tax expense was $915,111 for the three months ended September 30, 2006 compared to $503,978 for the same period of 2005.  At December 31, 2004, we had net operating loss carryforwards of approximately $4,980,000 available to offset future taxable income.  Such carryforwards expire at various dates through 2024. The net operating loss carryforwards were depleted during 2005.  See Note E of Notes to Financial Statements in Item 1.

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

We also understand that such data is used by investors to assess our performance. However, EBITDA is not a measure of operating income, operating performance, or liquidity presented in accordance with generally accepted accounting principles. When assessing our operating performance or our liquidity, you should not consider this data in isolation or as a substitute for our net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles.  EBITDA excludes some, but not all, items that affect net income and operating income, and these measures may vary among other companies.  Therefore, EBITDA as presented below may not be comparable to similarly titled measures of other companies.  Further, the results presented by EBITDA cannot be achieved without incurring the costs that the measure excludes: interest, taxes, depreciation and amortization.

The following table reconciles our EBITDA to our net income:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Net income	$1,346,779	$820,629	$6,175,865	$3,686,026
Depreciation and amortization	2,493,509	912,936	6,396,479	1,939,669
Interest expense	199,414	110,992	608,101	190,354
Income tax expense	915,111	503,978	3,967,055	1,257,230

EBITDA	$4,954,813	$2,348,535	$17,147,500	$7,073,279

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

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities.

Net cash provided by operating activities was $18,614,832 for the nine months ended September 30, 2006 compared to $5,398,472 for the same period of 2005.  The $13,216,360 increase in the first nine months of 2006 over the same period of 2005 was principally due to a $2,489,839 increase in net income, a $4,456,810 increase in depreciation and amortization expense, a $2,760,602 decrease in cost and estimated earnings in excess of billings on uncompleted contracts, a $2,851,608 increase in billings in excess of cost and estimated earnings on uncompleted contracts and a $1,585,336 increase in trade accounts payable partially offset by an increase in accounts receivable of $2,602,405.  Significant components of net cash provided by operations are the changes, period over period, in accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts.  Accounts receivable increased $53,233 in the first nine months of 2005 to $1,708,317 and increased $2,655,638 in the first nine months of 2006 to $7,115,482.  These receivable fluctuations were primarily due to the timing of billings and collections. Costs and estimated earnings in excess of billings on uncompleted contracts increased $958,739 in the first nine months of 2005 to $1,190,263 and decreased $1,801,863 in the first nine months of 2006 to $1,884,021.  These costs and estimated earnings in excess of billings on uncompleted contracts fluctuations were primarily due to the timing of the receipt of charges for costs applied to jobs and the recognition of job cost in cost of services.  Accounts payable increased $799,010 in the first nine months of 2005 to $1,540,792 and increased $2,384,346 in the first nine months of 2006 to $4,349,012.  These payable fluctuations were primarily due to the timing of receipt and payment of invoices. Billings in excess of costs and estimated earnings on uncompleted contracts decreased $41,214 in the first nine months of 2005 to $616,742 and increased $2,810,394 in the first nine months of 2006 to $4,231,078.  These billings in excess of costs and estimated earnings on uncompleted contracts fluctuations were primarily due to the increased level of activity and timing of billings and revenue recognition.

Working capital decreased $6,363,412 to $3,588,737 as of September 30, 2006 from the December 31, 2005 working capital of $9,952,149.  This was principally due to an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $2,810,394, trade accounts payable of $2,384,346, and an increase in current maturities of notes payable and capital lease obligations of $798,459.

Cash flows used in investing activities.

Net cash used in investing activities was $3,703,378 for the nine months ended September 30, 2005 and $15,639,986 for the nine months ended September 30, 2006.  This increase was due primarily to an increase in capital expenditures of $10,107,951 and the purchase of the assets of Highland Industries for $1,800,000.

Cash flows used in financing activities.

Net cash used in financing activities was $1,464,408 for the nine months ended September 30, 2005 and $4,223,239 for the nine months ended September 30, 2006.  The increase was due primarily to an increase in the amount of principal payments on our outstanding notes payable of $2,626,378 and an increase in the amount of principal payments on capital lease obligations of $270,235.

Capital expenditures.

During the nine months ended September 30, 2006, capital expenditures of $13,930,051 were used to acquire additional seismic equipment and vehicles.  Major capital expenditures included approximately $2,992,000 for nine new vibration vehicles ordered in September of 2005, approximately $2,274,000 for a new ARAM ARIES recording system for our seventh seismic acquisition field crew that was deployed in late April 2006, approximately $2,157,000 for six new vibration vehicles ordered in January 2006, approximately $173,000 for additional GPS surveying equipment for our survey crews, and approximately $1,487,000 for equipment for our eighth seismic acquisition field crew, which was deployed in early October 2006.  In April of 2006, we entered into equipment sales contracts to purchase eight new buggy mounted vibration vehicles at a cost of approximately $2,657,000.  We anticipate delivery of these units during the fourth quarter of 2006.

Capital Resources

Historically, we have relied on cash generated from operations, short-term borrowings from commercial banks and equipment lenders and loans from directors to fund our working capital requirements and capital expenditures.

During a period beginning in 1999 and ending in 2003, we did not have adequate financial strength to obtain from independent sources the financing needed to sustain our operations. With no other financial sources available, on several different occasions during this period of time, certain of our directors both made direct loans to us and agreed to provide us with needed lines of credit. In connection with these loans and lines of credit, we issued stock purchase warrants. When we completed a public offering of our common stock in October of 2005, we used a portion of the proceeds received to purchase from these directors all of their stock purchase warrants which they had acquired for providing such financial accommodations. Financial advisors to the Company had suggested that this would simplify the Company’s capitalization, thereby allowing investors to better understand the Company’s earnings per share calculations. The purchase price of each of these warrants was equal to the public offering price of the Company’s common stock less the total of the exercise price of each warrant and each warrant’s proportionate share of the underwriting discounts and commissions (such proportionate share being based on the “in the money” value of each warrant).

In April of 2005, we entered into a revolving credit agreement with a commercial bank. On September 16, 2005, we amended our revolving credit agreement under which we could have borrowed, repaid, and re-borrowed, from time to time until September 16, 2006, up to $3,500,000.  Effective September 16, 2006, we renewed our revolving credit agreement and increased the borrowing limit from $3,500,000 to $5,000,000.  The revolving credit agreement will expire on September 16, 2007.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the revolving credit agreement is payable monthly at the prime rate of interest.  The agreement contains several financial and non-financial covenants.  As of September 30, 2006, we had no borrowings outstanding under the revolving credit agreement.

In October of 2001, the Company entered into a three-year operating lease for the Company’s headquarters facility located in Plano, Texas. In April of 2004, the Company executed an addendum to its operating lease. The addendum extended the term of the lease until March 31, 2009, and increased the square footage of the office and outdoor storage area.  In August of 2005, the Company entered into a 38-month operating lease for additional office and warehouse space in Plano, Texas.  This operating lease will expire in October of 2008.  In January of 2006, we entered into a 24-month operating lease for a sales office in Houston, Texas.  This operating lease will expire in January of 2008.  In July of 2006, the Company entered into a 65-month operating lease for 7,269 square feet of office space located in Plano, Texas.  The Company relocated its corporate offices to this facility in September 2006.

Contractual Obligations

The following table summarizes payments due in specific periods related to our contractual obligations as of September 30, 2006:

	Payments Due by Period (1)
		Within			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Operating lease obligations	$981	$226	$447	$263	$45
Debt Obligations	$7,052	$4,205	$2,847	$-0-	$-0-
Capital lease obligations	$1,724	$823	$901	$-0-	$-0-

Total	$9,757	$5,254	$4,195	$263	$45

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

Off-Balance Sheet Arrangements

As of September 30, 2006, we had no off-balance sheet arrangements.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.  There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the first nine months of 2006.

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

Although we reported net income of approximately $6,176,000 for the nine months ended September 30, 2006, we have a history of losses with only three profitable years since 1998.  For the year 2005, we had net income (before dividend requirements on preferred stock) of approximately $6,200,000; for the year 2004, we had net income (before dividend requirements on preferred stock) of approximately $2,868,000; and for the year 2003, we had net income (before dividend requirement on preferred stock) of approximately $555,000. Our ability to be profitable in the future will depend on many factors beyond our control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.  Prior to 2005, we had not paid a significant amount of income taxes due to our net operating loss carryforwards. However, we utilized all of our net operating loss carryforwards in 2005, which resulted in our paying federal and state income taxes in 2005.

Our revenues and operating results can be expected to fluctuate from period to period.

Our revenues, operating results, and profitability may fluctuate from period to period. These fluctuations are attributable to the level of new business in a particular period, the timing of the initiation, progress or cancellation of significant projects, higher revenues and expenses on our dynamite contracts, and costs we incur to train new crews we may add in the future to meet increased customer demand. Fluctuations in our operating results may also be affected by other factors that are outside of our control such as permit delays, weather delays and crew productivity. Oil and natural gas prices are at record highs, and have resulted in increasing demand for our services. There can be no assurance that high prices will continue. The demand for our services will be adversely affected by a significant reduction in oil and natural gas prices. Since our business has high fixed costs, the negative effect of one or more of these factors could trigger wide variations from quarter to quarter in our operating revenues, EBITDA margin and profitability, which render quarter to quarter comparisons unreliable as an indicator of performance. Due to the factors discussed above, you should not expect sequential growth in our quarterly revenues and profitability.

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

We may not be able to acquire equipment to replace our existing equipment or add additional equipment. The high demand for the services that we provide has decreased the supply of geophysical equipment, resulting in extended delivery dates on orders of new equipment. Any delay in obtaining equipment could delay the implementation of additional crews and restrict the productivity of our existing crews. Although we have ordered eight vibration vehicles to be delivered in the fourth quarter of 2006, the acquisition of these additional units could be delayed for several months due to the high demand for them. A delay in obtaining equipment essential to our operations could have a material adverse effect on our operations.

RECENT EVENTS

In July of 2006, the Company entered into a 65-month operating lease for 7,269 square feet of office space located in Plano, Texas.  In September 2006, the Company relocated its corporate offices to this facility.

On August 7, 2006, we announced plans to deploy our eighth field seismic acquisition crew.  This crew became operational in early October 2006, and is using the recently acquired sixth ARAM ARIES recording system.  In addition, a new survey crew using global positioning system (GPS) equipment has been deployed along with this crew.

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, the Company performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act to include those designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s Management as appropriate to allow timely decisions regarding disclosure) as of September 30, 2006.  Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company and its consolidated subsidiaries will be received by them from others within those entities (particularly during the period in which this quarterly report was being prepared).

There were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company continues to take action to assure compliance with the internal controls, disclosure controls, and other requirements of the Sarbanes-Oxley Act of 2002.  Our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be relative to their costs.  Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.  Because of inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On December 28, 2004, one of our employees was killed in a work-related accident.  As reported in our Annual Report on Form 10KSB for the year ended December 31, 2005 and in subsequent quarterly reports, on July 11, 2005, the deceased employee’s widow filed suit against us in a state court in Harris County, Texas, seeking monetary damages.  During a mediation process in March of 2006, the lawsuit was settled.  The cost of the settlement is being borne by our insurance carrier.  As a result, we do not believe that the ultimate outcome will have a material effect on our financial results.  However, this settlement will require approval by a guardian ad litem appointed for the benefit of a minor of the deceased.  Following the filing of our Quarterly Report for the period ended June 30, 2006, legal counsel for the Company’s insurance carrier notified the Company that the guardian ad litem had approved the settlement agreement.

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

TGC INDUSTRIES, INC.

Date: November 13, 2006	/s/ Wayne A. Whitener
Wayne A. Whitener
President & Chief
Executive Officer
(Principal Executive Officer)

Date: November 13, 2006	/s/ Kenneth W. Uselton
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