Form 10KSB
period 2006-12-31
TGC INDUSTRIES INC
filed 2007-03-28
CIK 799165

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒                              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐                                 TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from                 to

Commission File Number 0-14908

TGC INDUSTRIES, INC.

(Name of small business issuer in its charter)

Texas	74-2095844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
101 E. Park Blvd. Suite 955, Plano, Texas	75074
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (972) 881-1099

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of exchange on which registered
Common Stock ($.01 Par Value)	American Stock Exchange

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

Indicate by check mark whether the registrant is a shell company as defined by Rule 12b-2 of the Exchange Act. Yes  ☐   No  ☒

State issuer’s revenues (from continuing operations) for its most recent fiscal year:	$67,760,306

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March
19, 2007 (for the purpose of this calculation only directors, executive officers, and 10% or greater stockholders are deemed
to be affiliates):	$88,368,540

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of March 19, 2007
Common Stock ($.01 Par Value)	15,745,717
Document	Documents Incorporated by Reference
Portions of the Proxy Statement	Parts of the Form 10-KSB Into Which
For the Annual Meeting of Shareholders	the Document is Incorporated:
To be held on June 5, 2007	Part III

Transitional Small Business Disclosure Format (check one).  Yes  ☐   No  ☒

Part I

ITEM 1. DESCRIPTION OF BUSINESS.

     TGC Industries, Inc. (“TGC” or the “Company”) is a Texas corporation engaged in the geophysical service business of primarily conducting Three-D (“3-D”) surveys for clients in the oil and gas business.  TGC’s principal business office is located at 101 E. Park Blvd., Suite 955, Plano, Texas 75074.  (Telephone: 972-881-1099).

BUSINESS

History

In April of 1980, Supreme Industries, Inc., formerly ESI Industries, Inc., (“Supreme”) formed a wholly-owned subsidiary, Tidelands Geophysical Co., Inc., that acquired certain equipment, instruments, and related supplies from a Houston-based corporation that was engaged in the business of conducting seismic, gravity, and magnetic surveys under contracts for oil and natural gas companies.  On June 30, 1986, the Boards of Directors of Supreme and TGC Industries, Inc. approved a spin-off of substantially all of the shares of TGC Industries, Inc., owned by Supreme which were distributed as a stock dividend to Supreme’s security holders.  In July of 1986, our name was changed from “Tideland’s Geophysical Co. Inc.” to “TGC Industries, Inc.”

We are a leading provider of seismic data acquisition services throughout the continental U.S. As of December 31, 2006, we operated eight seismic crews.  These  seismic crews  supply seismic data to companies engaged in the domestic exploration and development of oil and natural gas on land and in land-to-water transition areas. Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.

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

Currently, the seismic data acquisition industry is made up of a number of companies divided into two groups. The first group is made up of five publicly-traded companies with long operating histories who field numerous crews and work in a number of different regions and terrain.  This group includes us, Dawson Geophysical Company, Geo Kinetics, Inc., CGG-Veritas, and Petroleum Geo Services.  These companies field approximately 50% of the estimated 55 seismic crews currently operating in the continental U.S.  The second group is made up of smaller companies who generally run one or two seismic crews and often specialize in specific regions or type of operation.

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

Equipment and Crews

 In the fourth quarter of 2004, we acquired, and placed into service, our first new ARAM ARIES recording system.  In July of 2005, we deployed our fourth seismic data acquisition crew along with our second new ARAM ARIES recording system.  In November of 2005, we deployed our fifth seismic data acquisition crew along with our third new ARAM ARIES recording system.  In December of 2005, we completed a loan transaction with a commercial lender for the purpose of providing funds for the purchase of our fourth new ARAM ARIES recording system.  In January of 2006, we deployed a sixth crew to operate this fourth new ARAM ARIES recording system.    In May of 2006, we deployed our seventh seismic data acquisition crew along with our fifth new ARAM ARIES recording system.  In October of 2006, we deployed our eighth seismic data acquisition crew along with our sixth new ARAM ARIES recording system.

Six of our crews utilize the new state-of-the-art ARAM ARIES recording systems.  These systems employ cable telemetry technology enhanced by multiple baseline and redundant cable connections that provide seismic data acquisition services with increased reliability.  The other two crews utilize the Opseis Eagle data gathering system. This system employs radio-frequency (“RF”) telemetry technology providing seismic data-gathering services to land-to-water transition areas, rivers, lakes, inaccessible terrain, deserts, and man-made barriers such as highways and cities.

We currently own equipment for eight land-based seismic data acquisition crews and 48 vibration vehicles equipped with Pelton electronics. Each crew consists of approximately 35 to 45 technicians with associated vehicles, geophones, a seismic recording system, energy sources, cables, and a variety of other equipment. Each crew has one central recording vehicle which captures seismic data. This data is recorded on a CD ROM or data tape which is delivered to a data processing center selected by the customer.

Capital Expenditures

We believe that it is essential to take advantage of advances in seismic technology and to commit capital to purchase and update our equipment cost effectively. Purchasing and updating seismic equipment and technology involves a continuing commitment to capital spending. For fiscal year 2006, capital expenditures, including the $1,800,000 purchase of the assets of Highland Industries, were approximately $24,667,000 compared with approximately $20,525,000 for 2005.

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

One of the benefits from the rapid growth we experienced in 2006 and 2005 is the fact that we have been able to reduce our customer concentration.  As a result, for the year ended December 31, 2006, no customer accounted for more than 10% of our revenues.  For the year ended December 31, 2005, two customers accounted for approximately 11.6% and 10.6% of our revenues.   We expect that this reduction in customer concentration will continue during 2007.

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

Competition

The acquisition of seismic data for the oil and natural gas industry is a highly competitive business. There are approximately  55 seismic crews currently operating in the continental United States. Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although factors other than price, such as crew safety performance history, technological and operational expertise, are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are Dawson Geophysical Company, Geo Kinetics, Inc., Petroleum Geo Services, and to a lesser extent, CGG-Veritas. In addition to the previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two crews.  We believe that our long-term industry expertise, the customer relationships developed over our history, and our financial stability give us an advantage over most of our competitors in the industry.

Employees

As of December 31, 2006, we employed a total of 481 full-time (non-union) employees, of which 13 consisted of management, sales and administrative personnel with the remainder being crew and crew support personnel. We also hire contract labor for our crews on an as-needed basis. We believe our relationship with our employees to be satisfactory.

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

Operating Risks and Insurance

Our business is subject to the hazards inherent in conducting seismic data acquisition activities in hostile environments with dangerous machinery, and in some instances explosives. These activities can cause personal injury or loss of life, damage to or destruction of property, equipment, the environment, and marine life, and suspension of operations.

In addition, we could be subject to personal injury or real property damage claims in the normal operation of our business. Such claims may not be covered by the indemnification provisions in our general service agreements to the extent that the damage is due to our negligence or intentional misconduct.

We do not carry insurance against certain risks that we could experience such as business interruption resulting from equipment maintenance or weather delays. We obtain insurance against certain property and personal casualty risks and other risks when such insurance is available and when our management considers it advisable to do so. Currently, our insurance coverage consists of employers liability with limits of $1,000,000 per accident and $2,000,000 in the aggregate, commercial general liability of $1,000,000 per accident and $2,000,000 in the aggregate, pollution liability of $1,000,000 per accident and $2,000,000 in the aggregate, automobile liability with a $1,000,000 combined single limit, and a $10,000,000 umbrella policy. Our general service agreements require us to have specific amounts of insurance. There can be no assurance, however, that any insurance obtained by us will be adequate to cover any losses or liabilities, or that this insurance will continue to be available or available on terms which are acceptable to us. Liabilities for which we are not insured, or which exceed the policy limits of our applicable insurance, could have a material adverse effect on us.

ITEM 2. DESCRIPTION OF PROPERTY.

In April of 2004, we executed an addendum to an operating lease for a facility that includes approximately 10,500 square feet of office and warehouse space and an outdoor storage area of approximately 20,000 square feet.  The monthly rent is $6,878.  This facility is used to repair geophysical equipment and housed our corporate offices until September 2006.  In September of 2005, we leased an additional facility, in Plano, Texas, with approximately 10,000 square feet of office and warehouse space and an additional 10,000 square feet of outdoor storage to accommodate our recent growth.  This facility is used primarily to repair geophysical equipment.  The monthly rent is $3,542.  In January of 2006, we leased a 600 square foot facility in Houston, Texas, to be used as a sales office.  The monthly rent is $734.    In July of 2006, we entered into an operating lease for 7,269 square feet of office space located in Plano, Texas.  In September of 2006, we relocated our corporate offices to this facility.  The monthly rent is $9,995.  In October of 2006, we leased an 800 square foot facility in Oklahoma City, Oklahoma, to be used as a sales office.  The monthly rent is $665.  The Company is not responsible for insuring these facilities.  The conditions of these facilities are good, and we believe that these properties are suitable and adequate for our foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS.

Currently we are not a defendant in any legal actions.  However, we have been or may become a defendant in other legal actions that arose or may arise out of the normal course of business.  In our opinion, none of these actions have or will result in any significant loss to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted by the Company, during the fourth quarter of the fiscal year ended December 31, 2006, to a vote of our security holders through the solicitation of proxies or otherwise.

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

In the following table, the prices shown through April 15, 2005, represent prices among the dealers on the Over-The-Counter Bulletin Board System and do not include retail mark-ups, mark-downs, or commissions, and do not necessarily represent actual transactions.  Beginning on April 18, 2005, the following table shows the high and low sales prices reported for our common stock on the AMEX.  On April 25, 2006, the Company paid a 5% stock dividend to stockholders of record at the close of business on April 11, 2006.  All prior share and per share amounts have been restated to reflect the stock dividend.

	2006		2005
	High	Low	High	Low
1st quarter	$10.42	$6.88	$4.43	$2.59
2nd quarter	15.18	9.35	5.81	3.15
3rd quarter	11.94	7.20	11.14	5.32
4th quarter	9.55	7.29	8.10	5.83

The number of shareholders of record of TGE’s Common Stock as of March 19, 2007, was 145.  Due to the number of shares held in nominee or street name, we believe that there are a significantly greater number of beneficial owners of our common stock.  As of such date, CEDE & CO. held 12,077,780 shares in street name.  On March 19, 2007, our common stock was quoted at a closing sales price of $8.30.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS.

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-KSB. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-KSB should be read as applying to all related forward-looking statements wherever they appear in this Form 10-KSB. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include those discussed in “Business,” “Forward-Looking Statements,” and “Risk Factors.”

Results of Operations

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

Revenues.   Our revenues were $67,760,306 for the year ended December 31, 2006, compared to $30,851,963 for the same period of 2005, an increase of 119.6%.  This increase in revenues was attributable to several factors including increasing the number of seismic data acquisition crews operating in 2006 compared with the number of crews operating in 2005, increased demand for our services due to increased exploration and development activity by domestic oil and natural gas companies, price improvements and more favorable contract terms in our agreements with customers, and the increased productivity derived from our new ARAM ARIES recording systems.  In July of 2005, we deployed our fourth seismic data acquisition crew along with our second new ARAM ARIES recording system.  In November of 2005, we deployed our fifth seismic data acquisition crew along with our third ARAM ARIES recording system.  In January of 2006, we deployed our sixth seismic data acquisition crew along with our fourth ARAM ARIES recording system.   In May of 2006, we deployed our seventh seismic data acquisition crew along with our fifth ARAM ARIES recording system, and in October of 2006, we deployed our eighth seismic data acquisition along with our sixth ARAM ARIES recording system.

Cost of services.  Cost of services includes the wages and expenses directly related to our field crews and support operations, as well as third party costs associated with certain contracts provided by non-employee contractors, but excludes depreciation and amortization and interest expense.  Our cost of services was $40,831,650 for the year ended December 31, 2006, compared to $18,152,118 for the same period of 2005, an increase of 124.9%.  This increase was principally attributable to our increase in revenues.

Selling, general, and administrative.  SG&A expenses include the wages and salaries of administrative and sales personnel, as well as other general overhead costs not directly related to field operations.  SG&A expenses were $2,988,892 for the year ended

December 31, 2006, compared to $2,149,350 for the same period of 2005, an increase of 39.1%. This increase was primarily attributable to additional expenses associated with additional personnel in 2006 compared with 2005 and increased selling expenses associated with the higher revenues and level of activity.

Depreciation and amortization expense.  Depreciation and amortization expense was $9,540,171 for the year ended December 31, 2006, compared to $3,201,236 for the same period of 2005, an increase of 198.0%.  This increase was attributable to capital expenditures of $20,525,672 in 2005 and to that portion of the $24,667,156 in capital expenditures during 2006 that were placed into service during that year.

Income from operations.  Income from operations was $14,399,593 for the year ended December 31, 2006, compared to $7,349,259 for the same period of 2005, an increase of 95.9%.  This increase was primarily attributable to the increase in revenues partially offset by increases in our cost of services, SG&A and depreciation and amortization expenses.  EBITDA increased $13,389,269 to $23,939,764 for the year ended December 31, 2006, from $10,550,495 in the same period of 2005, an increase of 126.9%.  This increase was a result of those factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and a discussion of EBITDA, see the section entitled “Non-GAAP Financial Measure” which follows.

Interest expense.  Interest expense was $780,782 for the year ended December 31, 2006, compared to $364,848 for the same period of 2005.  This increase was primarily attributable to the debt incurred for the purchase of our fourth ARAM ARIES seismic recording system and the debt associated with vehicles leased under capital leases for the additional seismic data acquisition crews that were fielded in 2006.

Income tax expense.  Income tax expense was $5,507,386 for the year ended December 31, 2006, compared to $783,633 for the same period of 2005.  As of December 31, 2004, we had net operating loss carryforwards of approximately $4,980,000 available to offset future taxable income.  These net operating loss carryforwards were fully utilized during 2005.  As a result, the Company began incurring federal (and various state income) taxes in 2006 at regular statutory rates.

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

The following table reconciles our EBITDA to our net income:

	Year Ended
	December 31,
	2006	2005
Net income	$8,111,425	$6,200,778
Depreciation and amortization expense	9,540,171	3,201,236
Interest expense	780,782	364,848
Income tax expense	5,507,386	783,633
EBITDA	$23,939,764	$10,550,495

Liquidity and Capital Resources

Liquidity

Cash flows from operating activities.

Net cash provided by operating activities was $28,684,807 for the year ended December 31, 2006, compared to $5,739,614 for the same period of 2005.  The $22,945,193 increase was principally attributable to the increased level of activity in 2006, timing of receipt and payment of invoices, the timing of billings and revenue recognition, and the mix of contracts.  Changes in significant components of net cash provided by operations were a $1,910,647 increase in net income, a $6,338,935 increase in depreciation and amortization expense, a $2,988,758 increase in trade accounts receivable, a $2,696,433 decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a $2,987,319 increase in trade accounts payable, and a $4,738,830 increase in billings in excess of costs and estimated earnings on uncompleted contracts.

Working capital decreased $8,773,769 to $1,178,380 as of December 31, 2006, from the December 31, 2005, working capital of $9,952,149.  This decrease was due primarily to a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $2,696,433, an increase in trade accounts payable of $2,987,319, and an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $4,738,830 (partially offset by an increase in trade accounts receivable of $2,988,758).  These changes were primarily the result of the increased level of activity in 2006.

Cash flows used in investing activities.

Net cash used in investing activities was $22,889,549 for the year ended December 31, 2006, and $11,358,108 for the year ended December 31, 2005.  The $11,531,441 increase was mainly due to an increase in capital expenditures during 2006 of $9,727,452 and $1,800,000 for the purchase of the assets of Highland Industries.

Cash flows provided by (used in) financing activities.

Net cash used in financing activities was $5,905,898 for the year ended December 31, 2006.  Net cash provided by financing activities was $13,287,999 for the year ended December 31, 2005.  The change was due primarily to net proceeds from the issuance of common stock of $40,002,839 in 2005, offset by the redemption of stock purchase warrants of $24,001,298, an increase in principal payments on notes payable of $2,599,403 and an increase in principal payments on capital lease obligations of $349,200.

Capital expenditures.

During the year ended December 31, 2006, capital expenditures of $21,219,238 were used to acquire additional seismic equipment and vehicles.  This additional seismic equipment and vehicles were used primarily to field our seventh and eighth data acquisition crews that were placed into service in May and October of 2006 respectively.  In addition, during 2006 we purchased 15 additional vibration vehicles giving us a total of 42 vibration vehicles as of December 31, 2006.  In January of 2007, we entered into an equipment sales contract to purchase six new buggy mounted vibration vehicles.  These units were delivered during the first quarter of 2007.  In May of 2006, we acquired the assets of Highland Industry for our shot-hole contract business.  In January of 2007, we entered into an equipment sales contract to purchase two new shot-hole drill rigs.  We anticipate delivery of these units during the second  quarter of 2007.  After delivery of these two new shot-hole drill rigs, we will have a total of nine shot-hole drill rigs.  Although we do not budget for our capital expenditures, we may purchase additional equipment during 2007 as the demand for our services increases.

Capital Resources

Historically, we have relied on cash generated from operations and short-term borrowings from commercial banks and equipment lenders and loans from directors to fund our working capital requirements and capital expenditures.

In April of 2005, we entered into a revolving credit agreement with a commercial bank.  On September 16, 2005, we amended our revolving line of credit under which we could borrow, repay, and re-borrow, from time to time until September 16, 2006, up to $3,500,000. Effective September 16, 2006, we renewed our revolving credit agreement and increased the borrowing limit from $3,500,000 to $5,000,000.  The revolving credit agreement will expire on September 16, 2007.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the line of credit loan agreement is payable monthly at the prime rate of interest. The credit loan agreement provides for non-financial and financial covenants including a minimum debt service coverage ratio in excess of 2.0 to 1.0 and a ratio of debt to worth not in excess of 1.25 to 1.0.  As of December 31, 2006, we had no borrowings outstanding under the  line of credit loan agreement.

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

The board of directors, at its regular meeting held on June 7, 2005, approved the redemption by the Company of the Series C Preferred Stock. The redemption privilege was contained in the resolution establishing such preferred stock. The redemption price was $5.00 per share plus a premium of 40% per share (i.e., $2.00 per share). In addition, each share was entitled to receive the regular $.20 dividend that had accrued during the first half of the year. Thus, the redemption price was $7.20 per share.  On June 30, 2005, the Company redeemed all 5,250 shares of its Series C Preferred Stock for $36,750 plus accrued dividends of $1,050.

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

In October of 2001, the Company entered into a three-year operating lease for the Company’s headquarters facility located in Plano, Texas.  In April of 2004, we executed an addendum to this operating lease. The addendum extended the term of the lease until March 31, 2009, and increased the square footage of the office and outdoor storage area.  In August of 2005, the Company entered into a 38 month operating lease for additional office and warehouse space in Plano, Texas.  This operating lease will expire in October of 2008.  In January of 2006, the Company entered into a two-year operating lease for a sales office in Houston, Texas.  This operating lease will expire in January of 2008.   In July of 2006, the Company entered into an operating lease for additional office space for its corporate offices in Plano, Texas.  In September of 2006, the Company relocated its corporate offices to this facility.  This lease will expire in January 2012.  Additionally, in October of 2006, the Company entered into a one-year lease for a sales office in Oklahoma City, Oklahoma.

Contractual Obligations

The following table summarizes payments due in specific periods related to our contractual obligations as of December 31, 2006:

	Payments Due by Period (1)
		Within			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Operating lease obligations	$915	$249	$390	$265	$11
Debt obligations	$5,676	$3,629	$2,047	$—	$—
Capital lease obligations	$2,100	$1,083	$1,017	$—	$—
Total	$8,691	$4,961	$3,454	$265	$11

(1)             See “Capital Resources” above for a discussion of the contractual obligations we have incurred since December 31, 2006.

We believe that our capital resources, including our short-term investments, funds available under our line of credit loan agreement, and cash flow from operations, are adequate to meet our current operational needs. We believe that we will be able to finance our 2007 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our line of credit loan agreement.  However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance which is subject to the risks inherent in our business.

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet arrangements.

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

Revenue Recognition.

Our services are provided under cancelable service contracts. These contracts are either “turnkey” or “term” agreements. The Company recognizes revenues when services are performed under both types of agreements. Services are defined as the commencement of seismic data acquisition. Under turnkey agreements, revenue is recognized on a per-unit-of-data acquired rate as services are performed. Under term agreements, revenue is recognized on a per-unit-of-time worked rate as services are performed. In the case of a cancelled service contract, we recognize revenue and bill our customer for services performed up to the date of cancellation.

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

Impairment of Long-lived Assets.

We review long-lived assets for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected net cash flows are insufficient to recover the carrying value of the asset. Our forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and profitability based on our historical results and analysis of future oil and natural gas prices which are fundamental to assessing demand for our services. If we are unable to achieve these cash flows, our estimates will be revised which could result in an impairment charge for the period of revision.

Depreciable Lives of Property, Plant, and Equipment.

Our property, plant, and equipment are capitalized at historical cost and depreciated over the useful life of the asset. Our estimate of this useful life is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the asset. The technology of the equipment used to gather data in the seismic industry has historically evolved such that obsolescence does not occur quickly. As circumstances change and new information becomes available, these estimates could change. We amortize these capitalized items using the straight-line method. Capital assets are depreciated over their useful lives ranging from one to seven years, depending on the classification of the asset.

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

Stock Based Compensation.

Prior to January 1, 2006, the Company accounted for its stock options under the recognition and measurement principles of APB Opinion No. 25, and related interpretations.  Accordingly, no stock-based employee compensation cost was reflected in our financial statements prior to January 1, 2006 since all options to purchase common stock of the Company had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment (SFAS 123R),” for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method.  We recognize the fair value of the stock-based compensation awards as wages in the Statements of Income on a straight-line basis over the vesting period.  Such implementation is expected to have minimal impact on our results of operations, financial position and liquidity.  The adoption of SFAS 123R resulted in the recognition of compensation expense, relative to stock-based awards, in wages in the Statements of Income of approximately $306,000, or approximately $0.02 per share, for the year ended December 31, 2006.  In accordance with the modified prospective application method permitted by SFAS 123R, prior period amounts have not been restated to reflect the recognition of stock-based compensation costs.

In April of 2006, 96,500 shares of restricted stock were issued to employees of the Company under the Company’s 2006 Stock Award Plan.  As of December 31, 2006, there was approximately $892,000 of unrecognized compensation expense related to our two-share based compensation plans.

Recently Issued Accounting Pronouncements

In December of 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share Based Payment” (SFAS 123R), which requires that compensation costs relating to share-based payments be recognized in our financial statements. Prior to January 1, 2006, we accounted for those payments under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company implemented this standard effective January 1, 2006. This implementation had minimal impact on our results of operations, financial position, and liquidity.

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

In September of 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS No. 87, 88, 106, and 132(R),” was issued.  SFAS No. 158 requires the funded status of pension and post-retirement plans to be recorded as assets or liabilities and unrecognized gains or losses to be recorded as accumulated other comprehensive loss in the balance sheet.  The Company has no defined benefit pension or other postretirement plans.  As a result, SFAS No. 158 will not have an effect on the Company’s results.

In July of 2006, FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” was issued.  FIN 48 prescribes a recognition threshold and measurement attribute for tax positions.  The Company is required to adopt FIN 48 at the beginning of fiscal year 2007 and does not expect any material impact to the financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal   years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material effect on its consolidated financial position, results of operations or cash flows.

Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition during the past two years.

Qualitative and Quantitative Disclosure about Market Risk

We have not entered into any hedging agreements or swap agreements. Our principal market risk is the risk related to the concentration of our customers in the oil and natural gas industry. Since all of our customers are involved in the oil and natural gas industry, there may be a positive or a negative effect on our exposure to credit risk in that our customers may be similarly affected by changes in economic and industry conditions. For the year ended December 31, 2006, no customer accounted for 10% or more of our revenues.  For the year ended December 31, 2005, our top two customers accounted for approximately 11.6% and 10.6% of our revenues.

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

Although we reported net income of approximately $8,111,000 for the year ended December 31, 2006, and net income (before dividend requirements on preferred stock) of approximately $6,201,000 for the year ended December 31, 2005, we have a history of losses with only four profitable years since 1998.  In 2004, we had net income (before dividend requirements on preferred stock) of approximately $2,868,000, and in 2003 we had net income (before dividend requirement on preferred stock) of approximately $555,000. Our ability to be profitable in the future will depend on many factors beyond our control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our revenues and operating results can be expected to fluctuate from period to period.

Our revenues, operating results, and profitability may fluctuate from period to period. These fluctuations are attributable to the level of new business in a particular period, the timing of the initiation, progress, or cancellation of significant projects, higher revenues and expenses on our dynamite contracts, and costs we incur to train new crews we may add in the future to meet increased customer demand. Fluctuations in our operating results may also be affected by other factors that are outside of our control such as permit delays, weather delays, and crew productivity. Oil and natural gas prices are at record highs and have resulted in increasing demand for our services. There can be no assurance that such high prices will continue. The demand for our services will be adversely affected by a significant reduction in oil and natural gas prices. Since our business has high fixed costs, the negative effect of one or more of these factors could trigger wide variations in our operating revenues, EBITDA margin, and profitability from quarter to quarter, which factors render quarter-to-quarter comparisons unreliable as an indicator of performance. Due to the factors discussed above, you should not expect sequential growth in our quarterly revenues and profitability.

We are implementing a growth strategy which, if successful, will place significant demands on us and subject us to numerous risks.

Growing businesses often have difficulty managing their growth. If our growth strategy is successful, significant demands will be placed on our management, accounting, financial, information, and other systems and on our business. We will have to expand our management and continue recruiting and employing experienced executives and key employees capable of providing the necessary support. In addition, to manage our anticipated growth we will need to continue to improve our financial, accounting, information, and other systems in order to effectively manage our growth.  Doing so could cause substantial additional expenses that could harm our financial results. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could materially impair our business.

We are dependent upon significant customers.

Although for the year ended December 31, 2006, no customer accounted for 10% of our revenues, in the past we have derived a significant amount of our revenues from a small number of oil and natural gas exploration and development companies.  During 2005, our two largest customers accounted for approximately 22.2% of revenues. While our revenues are derived from a concentrated customer base, our significant customers may vary between years. If we lose one or more major customers in the future, or if one or more customers encounter financial difficulties, our business, financial condition, and results of operations could be materially and adversely affected.

We receive revenues from customers who engage consultants for processing and interpreting the seismic data we provide.

We receive revenues from customers who have engaged consultants to process and interpret the seismic data provided by us. Consultants can have an influence in determining which company its customers use to acquire seismic data. A consultant could recommend that its customers consider using other seismic companies.

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

Certain assets that are critical to our operations, including three of our ARAM ARIES recording systems, are pledged as collateral to our equipment lenders and could be subject to foreclosure in the event that we default on our indebtedness having 36 month terms. We currently have debt obligations covering the purchase of three of our six ARAM ARIES recording systems that require monthly payments between approximately $67,000 and $82,000 for the first ARAM ARIES recording system, between approximately $94,000 and $114,000 for the second ARAM ARIES recording system, and between approximately $106,000 and $130,000 for the fourth ARAM ARIES recording system. These debt obligations mature in November 2007, June 2008, and December 2008, respectively.  Any decline in our operations could inhibit our ability to make these substantial monthly payments. In light of the short terms of these notes, a failure to make the monthly payments on these notes could cause our lenders to promptly foreclose on the assets securing these notes. The foreclosure of certain of our core assets securing these notes could severely limit our ability to continue operations.

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

In addition, we could be subject to personal injury or real property damage claims in the normal operation of our business. Such claims may not be covered under the indemnification provisions contained in our general service agreements to the extent that the damage is due to our negligence or intentional misconduct.

We do not carry insurance against certain risks that we could cause losses, including business interruption resulting from equipment maintenance or weather delays. We obtain insurance against certain property and personal casualty risks and other risks when such insurance is available and when our management considers it advisable to do so. Our current insurance coverage consists of employers liability with limits of $1,000,000 per accident and $2,000,000 in the aggregate, commercial general liability of $1,000,000 per accident and $2,000,000 in the aggregate, pollution liability of $1,000,000 per accident and $2,000,000 in the aggregate, automobile liability with a $1,000,000 combined single limit, and a $10,000,000 umbrella policy.

Our general service agreements require us to have specific amounts of insurance. There can be no assurance, however, that any insurance obtained by us will be adequate to cover all losses or liabilities or that this insurance will continue to be available or available on terms which are acceptable to us. Liabilities for which we are not insured, or which exceed the policy limits of our applicable insurance, could have a materially adverse effect on us.

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

We believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations, and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our profitability could be adversely affected.

We cannot be certain at this time that we will be able to successfully complete the procedures, certification, and attestation requirements of Section 404 or that we or our auditors will not identify material weaknesses in internal control over financial reporting. If we fail to comply with the requirements of Section 404 or if we or our auditors identify and report any material weakness, the accuracy and timeliness of the filing of our annual and quarterly reports may be negatively affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing, and/or require additional expenditures to comply with these requirements, each of which could negatively impact our business, profitability, and financial condition.

Industry Risks

We derive all of our revenues from companies in the oil and natural gas exploration and development industry, a historically cyclical industry, with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices.

Any prolonged reduction in the overall level of exploration and development activities, whether resulting from changes in oil and natural gas prices or otherwise, could adversely impact us in many ways by negatively affecting:

•       our revenues, cash flows, and profitability;

•       our ability to maintain or increase our borrowing capacity;

•       our ability to obtain additional capital to finance our business and the cost of that capital; and

•       our ability to attract and retain skilled personnel whom we would need in the event of an upturn in the demand for our services.

Worldwide political, economic, and military events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Depending on the market prices of oil and natural gas, oil and natural gas exploration and development companies may cancel or curtail their drilling programs, thereby reducing demand for our services. Oil and natural gas prices have been highly volatile historically and, we believe, will continue to be so in the future. Many factors beyond our control affect oil and natural gas prices, including:

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

Companies within our industry are typically subject to high fixed costs which consist primarily of depreciation (a non-cash item) and maintenance expenses associated with seismic data acquisition and equipment and crew costs. In addition, ongoing maintenance capital expenditures, as well as new equipment investment, can be significant. As a result, any extended periods of significant downtime or low productivity caused by reduced demand, weather interruptions, equipment failures, permit delays, or other causes could adversely affect the results of our operations.

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

We may not be able to acquire equipment to replace our existing equipment or add additional equipment. The high demand for the services that we provide has decreased the supply of geophysical equipment, thereby resulting in extended delivery dates on orders of new equipment. Any delay in obtaining equipment could delay the implementation of additional crews and restrict the productivity of our existing crews.  A delay in obtaining equipment essential to our operations could have a material adverse effect on our operations.

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

Our stock price is subject to significant volatility. Overall market conditions including a decline in oil and natural gas prices, in addition to other risks and uncertainties described in this “Risk Factors” section and elsewhere in this Form 10-KSB, could cause the market price of our common stock to fall. Our high and low closing stock prices for the twelve months ended December 31, 2006, were $15.18 and $6.88, respectively.

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

Our officers and directors own a large percentage of our common stock, and they may exercise control over our business and affairs.

Our officers and directors as a group beneficially own approximately 32.7% of our common stock. As a result, they will continue to be able to exercise significant influence, and in most cases control, over matters requiring shareholder approval, including the election of directors, changes to our charter documents, and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The continued concentrated ownership of our common stock will make it difficult for another company to acquire us and for you to receive any related takeover premium for your shares (unless the controlling group approves the acquisition).

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

December 31, 2006 and 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and

Shareholders of TGC Industries, Inc.

We have audited the accompanying balance sheets of TGC Industries, Inc. as of December 31, 2006 and 2005, and the related statements of income, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TGC Industries, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B — Summary of Significant Accounting Policies to the financial statements, TGC Industries, Inc. changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

/s/ Lane Gorman Trubitt, L.L.P.
Dallas, Texas
March 22, 2007

TGC Industries, Inc.

BALANCE SHEETS

December 31,

	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,388,769	$9,499,409
Trade accounts receivable	7,448,602	4,459,844
Costs and estimated earnings in excess of billings on uncompleted contracts	989,451	3,685,884
Prepaid expenses and other	508,925	330,991
Prepaid federal income tax	183,705	318,243
Current deferred tax asset	9,075	98,925
Total current assets	18,528,527	18,393,296

PROPERTY AND EQUIPMENT - at cost
Machinery and equipment	55,234,222	34,409,975
Automobiles and trucks	6,609,057	3,578,802
Furniture and fixtures	342,447	296,466
Leasehold improvements	14,994	14,994
	62,200,720	38,300,237
Less accumulated depreciation and amortization	(24,552,074)	(15,503,597)
	37,648,646	22,796,640

Long-term deferred tax asset	—	47,791
Goodwill	201,530	—
Other Assets	20,817	8,212
	222,347	56,003

	$56,399,520	$41,245,939

The accompanying notes are an integral part of these statements.

	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$4,951,985	$1,964,666
Accrued liabilities	1,111,023	596,541
Billings in excess of costs and estimated earnings on uncompleted contracts	6,159,514	1,420,684
State income taxes payable	415,501	229,732
Current maturities of notes payable	3,629,395	3,558,521
Current portion of capital lease obligations	1,082,729	671,003

Total current liabilities	17,350,147	8,441,147

NOTES PAYABLE, less current maturities	2,046,908	5,450,010

CAPITAL LEASE OBLIGATIONS, less current portion	1,017,154	749,354

LONG-TERM DEFERRED TAX LIABILITY	942,153	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 4,000,000 shares authorized;

8.5% senior convertible preferred stock; -0- shares issued and outstanding at December 31,2006 and 2005, respectively	—	—

8% Series C convertible exchangeable preferred stock; -0- shares issued and outstanding at December 31, 2006 and 2005, respectively	—	—

Common stock, $.01 par value; 25,000,000 shares authorized; 15,753,396 and 14,887,412 issued at December 31, 2006 and 2005, respectively	157,535	148,875
Additional paid-in capital	26,461,640	25,321,787
Unearned restricted stock; 96,500 and -0- shares	(822,208)	—
Retained earnings	9,503,514	1,392,089
Treasury stock, at cost, 37,803 shares	(257,323)	(257,323)
	35,043,158	26,605,428

	$56,399,520	$41,245,939

The accompanying notes are an integral part of these statements.

TGC Industries, Inc.

STATEMENTS OF INCOME

Years Ended December 31,

	2006	2005

Revenue	$67,760,306	$30,851,963

Cost and expenses
Cost of services	40,831,650	18,152,118
Selling, general and administrative	2,988,892	2,149,350
Depreciation expense	9,540,171	3,201,236
	53,360,713	23,502,704

Income from operations	14,399,593	7,349,259

Interest expense	780,782	364,848

Income before income taxes	13,618,811	6,984,411

Income tax expense	5,507,386	783,633

NET INCOME	8,111,425	6,200,778

Less dividend requirements on preferred stock	—	(204,989)

Income allocable to common stockholders	$8,111,425	$5,995,789

Earnings per common share
Basic	$0.52	$0.70
Diluted	$0.51	$0.45

Weighted average number of shares outstanding
Basic	15,664,634	8,531,484
Diluted	15,777,960	13,683,992

The accompanying notes are an integral part of these statements.

TGC Industries, Inc.

 STATEMENTS OF STOCKHOLDERS’ EQUITY

 Years Ended December 31, 2006 and 2005

					Additional	Retained	Unearned
	Preferred stock		Common stock		Paid-in	earnings	Restricted	Treasury
	Shares	Amount	Shares	Amount	capital	(deficit)	Stock	stock	Total
Balances at January 1, 2005	2,835,914	$2,835,914	6,102,067	$61,021	$6,697,133	$(4,808,689)	$—	$(215,314)	$4,570,065

Cash dividends on preferred stock	—	—	—	—	(233,271)	—	—	(233,271)

Conversion of preferred stock	(2,830,664)	(2,830,664)	2,850,314	28,504	2,802,160	—	—	—

Exercise of stock options	—	—	149,331	1,493	143,580	—	(42,009)	103,064

Redemption of 8% series C convertible referred stock	(5,250)	(5,250)	—	—	(31,500)	—	—	—	(36,750)

Issuance of common stock	—	—	5,785,700	57,857	39,944,983	—	—	—	40,002,840

Repurchase of stock purchase warrants	—	—	—	—	(24,001,298)	—	—	—	(24,001,298)

Net income	—	—	—	—	—	6,200,778	—	—	6,200,778

Balances at December 31, 2005	—	—	14,887,412	148,875	25,321,787	1,392,089	—	(257,323)	26,605,428

5% common stock dividend	—	—	743,292	7,433	(8,363)	—	—	—	(930)

Exercise of stock options	—	—	26,192	262	20,539	—	—	—	20,801

Issuance of restricted common stock	—	—	96,500	965	1,070,185	—	(1,071,150)	—	—

Amortization of unearned compensation restricted stock awards	—	—	—	—	—	—	248,942	—	248,942

Amortization of compensation cost of unvested stock options	—	—	—	—	57,492	—	—	—	57,492

Net income	—	—	—	—	—	8,111,425	—	—	8,111,425

Balances at December 31, 2006	—	$—	15,753,396	$157,535	$26,461,640	$9,503,514	$(822,208)	$(257,323)	$35,043,158

The accompanying notes are an integral part of these statements.

TGC Industries, Inc.
STATEMENTS OF CASH FLOWS
Years Ended December 31,

	2006	2005

Cash flows from operating activities
Net income	$8,111,425	$6,200,778
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,540,171	3,201,236
Gain on disposal of property and equipment	(56,240)	(122,716)
Non-cash compensation	306,434	—
Deferred income taxes	1,079,794	(146,716)
Changes in operating assets and liabilities
Trade accounts receivable	(2,988,758)	(2,804,760)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,696,433	(3,454,360)
Prepaid expenses and other	1,447,215	741,904

Prepaid federal income tax	134,538	(318,243)
Other assets	(12,605)	(4,817)
Trade accounts payable	2,987,319	1,222,884
Accrued liabilities	514,482	246,315
Billings in excess of costs and estimated earnings on uncompleted contracts	4,738,830	762,728
Income taxes payable	185,769	215,381

Net cash provided by operating activities	28,684,807	5,739,614

Cash flows from investing activities
Capital expenditures	(21,219,238)	(11,491,786)
Purchase of the assets of Highland Industries	(1,800,000)	—
Proceeds from sale of property and equipment	129,689	133,678

Net cash used in investing activities	(22,889,549)	(11,358,108)

Cash flows from financing activities
Principal payments on notes payable	(4,957,377)	(2,357,974)
Principal payments on capital lease obligations	(968,392)	(619,192)
Proceeds from issuance of debt	—	430,581
Proceeds from exercise of stock options	20,801	103,064
Net proceeds from issuance of common stock	—	40,002,839
Redemption of stock purchase warrants	—	(24,001,298)
Redemption of 8% Series C preferred stock	—	(36,750)
Payment of dividends	(930)	(233,271)

Net cash provided by (used in) financing activities	(5,905,898)	13,287,999

Net increase (decrease) in cash and cash equivalents	(110,640)	7,669,505

Cash and cash equivalents at beginning of year	9,499,409	1,829,904

Cash and cash equivalents at end of year	$9,388,769	$9,499,409

Supplemental cash flow information
Interest paid	$790,171	$333,478
Income taxes paid	$4,107,285	$1,033,211

Noncash investing and financing activities
Capital lease obligations incurred	$1,647,918	$1,448,171
Financed equipment purchases	$—	$7,585,715
Financed insurance premiums	$1,625,149	$952,175
Restricted stock awards to employees	$1,071,150	$—

The accompanying notes are an integral part of these statements.

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

Stock-Based Compensation

Prior to March 2006, the Company had one stock based compensation plan.  The Company now has two stock-based compensation plans, which are described more fully in Note H. Prior to January 1, 2006, the Company accounted for stock options under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost was reflected in net income prior to January 1, 2006, as all options granted under the older plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006 the Company implemented Statement of Accounting Standards (SFAS) No. 123R “Share Based Payment (SFAS 123R)” for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method.  The Company recognizes the fair value of the stock-based compensation awards as wages in the Statements of Income on a straight-line basis over the vesting period.  As a result, during the year ended December 31, 2006, the Company recognized compensation expense for unvested stock options and restricted stock of $57,492 and $248,942, respectively.  The following table illustrates the effect on net income and income per share allocable to common stockholders if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	Year Ended December 31,
	2006	2005
Net income allocable to common stockholders, as reported	$8,111,425	$5,995,789

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(37,357)

Pro forma net income allocable to common stockholders	$8,111,425	$5,958,432

Income per common share
Basic - as reported	$0.52	$0.74
Diluted - as reported	$0.51	$0.48
Basic - pro forma	$0.52	$0.73
Diluted - pro forma	$0.51	$0.47

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for outstanding grants: risk-free interest rate of  4.20%, expected dividend yields of 0.0%, expected lives of 5.0 years; and expected volatility of 92.72% to 96.54%.

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

All share and per share amounts for the twelve months ended December 31, 2006 and 2005 have been adjusted to reflect a 5% stock dividend paid April 25, 2006 to shareholders of record as of April 11, 2006.

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

Recent Accounting Standards

In December 2004, the FASB issued FASB Statement No.123R, “Share-Based Payment” (SFAS 123R), which requires that compensation costs relating to share-based payments be recognized in the Company’s financial statements.  Until January 1, 2006, the Company accounted for those payments under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Effective January 1, 2006, the Company implemented this standard using the modified prospective application.  Refer to Note B, for the Company’s calculation of the pro forma impact on net income of SFAS 123, which would be similar to that under SFAS 123R.

In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets, — an Amendment of APB Opinion No. 29,” (SFAS 153), which is effective for the Company for asset-exchange transactions beginning July 1, 2005. Under APB 29, assets received in certain types of nonmonetary exchanges were permitted to be recorded at the carrying value of the assets that were exchanged (i.e., recorded on a carryover basis).  As amended by SFAS 153, assets received in some circumstances will have to be recorded instead at their fair values. In the past, the Company has not engaged in nonmonetary asset exchanges for significant amounts.

In July of 2006, FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” was issued. FIN 48 prescribes a recognition threshold and measurement attribute for tax positions. The Company is required to adopt FIN 48 at the beginning of fiscal year 2007 and does not expect any material impact to the financial statements.

In September of 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS No. 87, 88, 106, and 132(R),” was issued. SFAS No. 158 requires the funded status of pension and postretirement plans to be recorded as assets or liabilities and unrecognized gains or losses to be recorded as accumulated other comprehensive loss in the balance sheet. The Company has no defined benefit pension or other postretirement plans. As a result, SFAS No. 158 will not have an effect on the Company’s results.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal   years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material effect on its consolidated financial position, results of operations or cash flows.

NOTE C - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts are as follows at December 31,:

	2006	2005
Costs incurred on uncompleted contracts and estimated earnings	$7,044,699	$4,737,139
Less billings to date	(12,214,762)	(2,471,939)
	$(5,170,063)	$2,265,200

The components of uncompleted contracts are reflected in the balance sheets at December 31, 2006 and 2005 as follows:

	2006	2005

Costs and estimated earnings in excess of billings on uncompleted contracts	$989,451	$3,685,884
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,159,514)	(1,420,684)
	$(5,170,063)	$2,265,200

NOTE D - ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31,:

	2006	2005

Compensation and payroll taxes	$849,758	$417,497
Accrued sales and use tax	8,980	5,678
Insurance	116,100	85,435
Accrued interest	36,182	45,571
Other	100,003	42,360
	$1,111,023	$596,541

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

In April 2005, the Company entered into a revolving line of credit arrangement with a bank, providing for borrowings of up to $500,000.  On September 16, 2005, the company amended the revolving line of credit allowing the company to borrow, repay and re-borrow, from time to time up to $3,500,000.  The amended revolving line of credit matured in September 2006.  In September 2006, the Company amended the revolving line of credit allowing the company to borrow, repay and re-borrow, from time to time up to $5,000,000.  The revolving line of credit is secured by a security interest in the company’s accounts receivable and matures in September 2007.  Interest on the outstanding amount under the line of credit loan agreement is payable monthly at the prime rate of interest.  The credit loan agreement provides for non-financial and financial covenants, including a debt to worth ratio not in excess of 1.25 to 1.0 and a minimum debt service coverage ratio in excess of 2.0 to 1.0.  At December 31, 2006, the company had no borrowings outstanding under the line of credit loan agreement.

Notes Payable

Notes payable consist of the following at December 31:

	2006	2005
Note payable to a finance company, Interest at 6.85%, due in fixed principal monthly installments of $66,296 plus interest; collateralized by equipment	$729,254	$1,524,804
Note payable to a finance company, Interest at 7.25%, due in fixed principal monthly installments of $93,507 plus interest; collateralized by equipment	1,683,127	2,805,211
Note payable to a finance company, Interest at 7.25%, due in fixed principal monthly installments of $7,951 plus interest; collateralized by equipment	166,970	263,882
Note payable to a finance company, Interest at 7.25%, due in fixed principal monthly installments of $7,951 plus interest; collateralized by equipment	166,970	262,382
Note payable to a finance company, Interest at 7.25%, due in fixed principal monthly installments of $7,972 plus interest; collateralized by equipment	174,630	270,291
Note payable to a finance company, Interest at 7.78%, due in fixed principal monthly installments of $105,315 plus interest; collateralized by equipment	2,527,559	3,791,338
Notes payable to a finance company, interest at 7.85% to 8.21%, due in monthly installments of $29,905 to $140,190 including interest	227,793	90,623
	$5,676,303	$9,008,531

None of the above notes require the maintenance of financial ratios.

Aggregate annual maturities of notes payable at December 31, 2006 are as follows:

Year Ending December 31,
2007	$3,629,395
2008	2,046,908
2009	—
Thereafter	—
5,676,303
Less current maturities	(3,629,395)
$2,046,908

NOTE F - LEASES

Capital Leases

The Company leases vehicles and certain specialized seismic equipment under leases classified as capital leases. The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of December 31, 2006.

Year Ending December 31,
2007	$1,249,358
2008	856,786
2009	241,106
Total minimum lease payments required	2,347,250
Less: Amount representing interest	(247,367)
Present value of minimum lease payments	2,099,883
Less current maturities	(1,082,729)
$1,017,154

The net book value of the capital assets leased was approximately $1,202,000 and $2,214,000 as of December 31, 2006 and 2005, respectively. Total accumulated depreciation on these assets was approximately $1,835,000 and $947,000 as of December 31, 2006 and 2005, respectively.

Operating Leases

The Company leases three office and two warehouse facilities under operating leases that expire at various dates between October 2007 and January 2012.  One of the office facilities, used by the Company as its corporate headquarters, and the two warehouse facilities, used as equipment repair facilities, are located in Plano, Texas.  The other two office facilities are used as sales offices and are located in Houston, Texas and Oklahoma City, Oklahoma.  Rent expense for these facilities were approximately $149,000 and $86,000 for the years ended December 31, 2006 and 2005.

The following is a schedule by years of future minimum rental payments required under the operating leases as of December 31, 2006:

Year Ending December 31:
2007	$249,471
2008	241,957
2009	147,539
2010	130,539
2011 and thereafter	145,380
Total minimum payments required	$914,886

NOTE G — FAIR VALUE OF DEBT OBLIGATIONS

The fair value of debt obligations is estimated using discounted cash flows based on the Company’s incremental borrowing rate for similar types of borrowings.  A comparison of the carrying value and fair value of these instruments is as follows:

	December 31,
	2006	2005
Carrying value	$5,676,303	$9,008,531
Fair value	$5,676,303	$9,008,531

NOTE H — STOCKHOLDERS’ EQUITY

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

Earnings Per Share

	December 31,
	2006	2005
Numerator:
Net income	$8,111,425	$6,200,778
Less dividend requirements on preferred stock	—	(204,989)
Income allocable to common stockholders	$8,111,425	$5,995,789
Denominator:
Basic - weighted average common shares outstanding	15,664,634	8,531,484
Effect of dilutive securities:
Warrants	24,584	2,797,570
Stock options	88,742	160,205
Convertible preferred stock	—	2,194,733
	15,777,960	13,683,992
Basic net income per share	$.52	$.70
Diluted net income per share	$.51	$.45

The effect of preferred stock dividend requirements on the amount of income available to common stockholders was $.02 for the year ended December 31, 2005.

Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive total 6,153 for the year ended December 31, 2005.

All share and per share amounts have been adjusted to reflect a 5% stock dividend paid April 25, 2006 to shareholders of record as of April 11, 2006.

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

The Company currently has in effect a 1999 stock option plan (the “1999 Plan”).  Options for up to 300,000 shares of the Company’s common stock may be granted. Options under the 1999 Plan must be granted at prices not less than the lesser of the par value per share of the stock or the fair market value per share of the Company’s stock on the date of the grant, and their term cannot exceed five years from the date of the grant.  Options outstanding at December 31, 2005, covering 15,530 shares, expire five years from the date of the grant and are exercisable as follows: (i) one-third of the shares after the 12 month period following the date of the grant, (ii) two-thirds of the shares after the 24 month period following the date of the grant, and (iii) all of the shares of stock after the 36 month period following the date of the grant.  During 2006, no options were granted or cancelled and options covering 26,192 shares were exercised.  At December 31, 2006, options covering 124,663 shares were outstanding, of which 47,452 were exercisable. During 2006, the Company recognized $57,492 of compensation expense associated with the unvested stock options.

The Company currently has in effect a 2006 stock award plan (the “2006 Plan”).  The 2006 Plan provides for the granting of stock options, common stock, and restricted stock.  The Company can issue up to 1,000,000 shares of the Company’s common stock pursuant to awards under the 2006 Plan. The 2006 Plan will be administered by a committee of the Board of Directors (“the Committee”).  Currently the Committee is comprised of three directors.  Any stock options granted under the 2006 Plan will be exercisable as set forth in the option agreements pursuant to which they are issued, but in no event will stock options be exercisable after the expiration of ten (10) years from the date of grant.  No options were granted under the 2006 Plan during the year ended December 31, 2006. Restricted stock consists of shares that are transferred by the Company to a participant, but are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the participant.  In April 2006, the Committee granted 96,500 shares of restricted stock.  The shares of restricted stock were issued in the names of the grantees and have restrictive legends prohibiting their sales prior to vesting.  One-third (1/3) of the granted restricted shares vest each year on the annual anniversary of the grant.  Upon vesting, a new certificate will be issued for the vested portion without the restrictive legend.  During 2006, the Company recognized $248,942 of compensation expense associated with the restricted stock.

The following table summarizes activity under the Plans:

	Shares under option	Weighted average exercise price
Balance at December 31, 2005	150,855	$2.82
Granted	—	$—
Exercised	(26,192)	$.79
Canceled	—	$—
Balance at December 31, 2006	124,663	$3.25

The following information applies to options outstanding and exercisable at December 31, 2006:

Range of Exercise prices	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price
$.76 - $7.51	124,663	2.88	$3.25

Stock Warrants

In connection with the issuance of subordinated notes payable during 1999, certain officers and directors received warrants covering 850,000 shares with a value of $391,000. These warrants have a strike price of $.30 and expire on July 31, 2009.  In October 2005, these warrants were redeemed.

In connection with the issuance of debt during 2002, certain investors received warrants covering 1,500,000 shares with a value of $45,000. These warrants have a strike price of $.20 and expire on September 12, 2012. In October 2005, these warrants were redeemed.

In connection with the commitment to provide the Company with a line of credit up to $300,000 during 2003, certain Directors received warrants covering 750,000 shares with a value of $22,500. These warrants have a strike price of $.20 and expire on June 12, 2013.  In October 2005, these warrants were redeemed.

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

During 2004, the Company issued 27,300 warrants to a public relations firm as part of its fee for services provided the Company.  The warrants have a strike price of $.95 per share and expire December 15, 2007.  During January 2005, the public relations firm sold the 27,300 warrants to a group of investors that included certain Directors of the Company.  These warrants remain outstanding at December 31, 2006.  The number of warrants, issued in 2004, have been adjusted to reflected the 5% stock dividend paid in April 2006.

As noted above, in October 2005, the company used $24,001,298 of the Company’s public offering proceeds to redeem all of the outstanding 1999, 2002 and 2003 warrants.

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

In January 2002, the Series C Preferred stockholders converted 977,550 shares of Series C Preferred Stock into 3,035,839 shares of common stock. As a result, 58,100 shares of

Series C Preferred Stock remained outstanding at December 31, 2003.  At a September 24, 2004 meeting, the Company’s Board of Directors approved amendments to the conversion terms of the Series C Preferred Stock.  The amendments were as follows:  the conversion price was reduced from $6.00 per share to $2.00 per share for a period beginning on September 24, 2004 and ending on January 31, 2005.  As a result, the Series C Preferred stockholders converted 39,750 shares of Series C Preferred stock into 99,375 shares of common stock.  At December 31, 2004, 18,350 of Series C Preferred stock remained outstanding.  In January 2005, the Series C Preferred stockholders converted an additional 13,100 shares of Series C Preferred stock into 32,750 shares of common stock.  In June 2005, the company redeemed the 5,250 shares of Series C Preferred stock.

In 2000, the Company issued 2,252,445 shares of 8.5% Senior Convertible Preferred Stock (“Senior Preferred Stock”) to a debt holder in consideration for an outstanding debenture plus accrued interest, and in accordance with the terms of the agreement, issued 103,490 additional shares of Senior Preferred Stock to the Senior Preferred stockholder as payment for 2000 dividends. At the election of the Senior Preferred stockholder, the Company issued 100,127, 104,383, 108,819, 113,444, 118,265 and 123,291 additional shares of Senior Preferred Stock to the Senior Preferred stockholder as payment for the June 1, 2001, December 1, 2001, June 1, 2002, December 1, 2002, June 1, 2003 and December 1, 2003 dividends, respectively, resulting in 3,024,264 shares outstanding at December 31, 2003.  In February 2004, the Senior preferred stockholder completed a transaction, selling all its 3,024,264 shares of Senior Preferred Stock to a small number of investors that included several members of the Company’s Board of Directors who purchased 1,772,200 of such shares. During 2004, certain members of the investor group converted 206,700 shares of Senior Preferred Stock into a like number of shares of the Company’s Common Stock.  During 2005, the Senior Preferred stockholders converted all 2,817,564 shares of Senior Preferred Stock into a like number of shares of common stock.

Dividends

Holders of the Company’s Series C Preferred Stock received, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8% per annum. The dividends were payable semi-annually during January and July of each year. As of December 31, 2004, following the conversion of 1,017,300 shares of the Series C Preferred Stock as noted above, cumulative dividends of $44,040 were in arrears.  In April 2005, the company paid the cumulative dividends in arrears on the 5,250 shares of Series C Preferred stock outstanding at that date in the amount of $12,600.  In connection with the redemption of the Series C Preferred stock the stockholders received the regular $.20 per share dividend in the amount of $1,050.

Holders of the Company’s Senior Preferred Stock received, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8.5% per annum. The dividends were payable semi-annually during June and December of each year. Dividends payable in 2003 were paid in additional shares of Senior Preferred Stock, at the election of the Senior Preferred Stockholder.  Cash dividends of $219,621 were paid to the Senior Preferred Stockholders during 2005. During 2005, the Senior Preferred stockholders converted all 2,817,564 shares of Senior Preferred Stock into a like number of shares of common stock.

NOTE I — INCOME TAXES

The income tax provision charged to continuing operations for the years ended December 31, 2006, and 2005, was as follows:

	2006	2005
Current:
U.S. federal	$3,844,068	$612,488
State and local	583,524	317,861
	4,427,592	930,349
Deferred:
U.S. federal expense (benefit)	1,079,794	(146,716)
	$5,507,386	$783,633

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2006, and 2005, due to the following:

	2006	2005
Computed “expected” tax expense	$4,766,584	$2,374,700
Increase (decrease) in income taxes resulting from:
Nondeductible expenses and other	361,511	111,110
State & local taxes, net of federal benefit	379,291	317,861
Realization of additional net operating losses and tax credits	—	(504,068)
Change in valuation allowance	—	(1,515,970)
	$5,507,386	$783,633

Net deferred tax liabilities consist of the following components as of December 31, 2006 and 2005:

	2006	2005
Deferred tax assets
Loss carry forwards	$9,075	$18,150
Property and equipment	—	38,716
Accrued expenses	—	32,465
Alternative minimum tax credits	—	57,385
Deferred stock compensation	102,793	—
	111,868	146,716
Deferred tax liability
Property and equipment	(1,044,946)	—
Less valuation allowance	—	—
	$(933,078)	146,716

The components giving rise to the net deferred tax items described above have been included in the accompanying balance sheet as of December 31, 2006, and 2005, as follows:

	2006	2005
Current assets	$9,075	$98,925
Noncurrent assets	—	47,791
Current (liabilities)	—	—
Noncurrent (liabilities)	(942,153)	—
	$(933,078)	$146,716

The net change in the valuation allowances for the deferred tax assets was a decrease of $1,515,970 during 2005.  The decrease relates to the utilization of the operating loss carry forwards during 2005.  The remaining loss carry forwards that have been recognized will expire ratably in 2007.

NOTE J — 401(k) PLAN

The Company has a 401(k) salary deferral plan which covers all employees who have reached the age of 20.5 years and have been employed by the Company for at least one year. The covered employees may elect to have an amount deducted from their wages for investment in a retirement plan. The Company makes contributions to the plan equal to 50% of each participant’s salary reduction contributions to the plan up to 6% of the participant’s compensation. The Company’s matching contribution to the plan was approximately $54,000 and $37,000 for the years ended December 31, 2006 and 2005, respectively.

NOTE K — CONCENTRATION OF CREDIT RISK

The Company sells its geophysical services primarily to large independent oil and gas companies operating in the United States. The Company performs ongoing credit evaluations of its customer’s financial condition and, generally, requires no collateral from its customers.

No customer accounted for more than 10% of the Company’s sales for the year ended December 31, 2006. During 2005 our two largest customers accounted for approximately 22.2% of revenues. As of December 31, 2006, four additional customers accounted for 22%, 13%, 12% and 11% of outstanding accounts receivable, respectively.

NOTE L — CONTINGENCIES

In conducting its activities, the Company from time to time is the subject of various claims arising from the ordinary course of business. In the opinion of management, the ultimate resolution of such claims is not expected to have a material adverse effect upon the financial position of the Company.

NOTE M — SUBSEQUENT EVENTS

In March 2007, the Company entered into a purchase agreement with a manufacturer to purchase 4,000 additional channels of ARAM ARIES seismic recording equipment to be delivered in April 2007.  This additional equipment will be used to increase the capacity of the Company’s eight seismic crews currently operating in the field, bringing the available recording channels to a total of 36,000.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

Item 8A.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, the Company performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2006.  Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize, and report information required to be included in reports filed or submitted under the Exchange Act within the required time period.  There were no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended December 31,2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

+10.1

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

+10.14

1999 Stock Option Plan as adopted by the Board of Directors on December 14, 1999, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

+10.15	2006 Stock Awards Plan, dated March 30, 2006, filed as Exhibit A to the Company’s definitive proxy statement on Form DEFR 14A dated April 25, 2006, and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

+Management contract on compensatory plan, contract, or arrangement.

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

TGC INDUSTRIES, INC.

Date: March 28, 2007	By:	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2007	By:	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 28, 2007	By:	/s/ Kenneth Uselton
Kenneth Uselton, Secretary and
Treasurer (Principal Financial and
Accounting Officer)

Date: March 28, 2007	By:	/s/ William J. Barrett
William J. Barrett
Director

Date: March 28, 2007	By:	/s/ Herbert M. Gardner
Herbert M. Gardner
Director

Date: March 28, 2007	By:	/s/ Allen T. McInnes
Allen T. McInnes
Director

Date: March 28, 2007	By:	/s/ Edward L. Flynn
Edward L. Flynn
Director

Date: March 28, 2007	By:	/s/ William C. Hurtt, Jr.
William C. Hurtt, Jr.
Director

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION
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

+10.1

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

+10.14

1999 Stock Option Plan as adopted by the Board of Directors on December 14, 1999, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

+10.15	2006 Stock Awards Plan, dated March 30, 2006, filed as Exhibit A to the Company’s definitive proxy statement on Form DEFR 14A dated April 25, 2006, and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

+Management contract on compensatory plan, contract, or arrangement.