Form 10-Q
period 2007-03-31
TGC INDUSTRIES INC
filed 2007-05-10
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

972-881-1099

(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                            Yes   ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐  Accelerated filer  ☒   Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Title of Each Class	Outstanding at April 27, 2007
Common Stock ($.01 Par Value)	16,537,075

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Reference is made to the succeeding pages for the following financial information:

Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006.

Statements of Income for the three months ended March 31, 2007 and 2006 (unaudited)

Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited)

Notes to Financial Statements.

TGC INDUSTRIES, INC.

BALANCE SHEET

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$6,613,952	$9,388,769
Trade accounts receivable	11,076,138	7,448,602
Cost and estimated earnings in excess of billings on uncompleted contracts	355,503	989,451
Prepaid expenses and other	250,957	508,925
Prepaid federal income tax	—	183,705
Current deferred tax asset	6,807	9,075

Total current assets	18,303,357	18,528,527

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	59,610,372	55,234,222
Automobiles and trucks	6,790,755	6,609,057
Furniture and fixtures	350,459	342,447
Leasehold improvements	14,994	14,994
	66,766,580	62,200,720
Less accumulated depreciation and amortization	(27,767,261)	(24,552,074)
	38,999,319	37,648,646

Goodwill	201,530	201,530
Other assets	20,817	20,817

Total assets	$57,525,023	$56,399,520

See Notes to Financial Statements

	March 31,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$3,628,052	$4,951,985
Accrued liabilities	884,091	1,111,023
Deferred share-based compensation	33,126	—
Billings in excess of costs and estimated earnings on uncompleted contracts	6,508,158	6,159,514
Federal and state income taxes payable	1,340,942	415,501
Current maturities of notes payable	3,329,759	3,629,395
Current portion of capital lease obligations	1,070,559	1,082,729

Total current liabilities	16,794,687	17,350,147

NOTES PAYABLE, less current maturities	1,378,820	2,046,908

CAPITAL LEASE OBLIGATIONS, less current portion	891,590	1,017,154

LONG-TERM DEFERRED TAX LIABILITY	1,210,828	942,153

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—	—

Common stock, $.01 par value; 25,000,000 shares authorized; 15,786,021 and 15,753,396 issued in each period	157,861	157,535

Additional paid-in capital	26,498,577	26,461,640

Unearned restricted stock; 96,500 shares in each period	(732,946)	(822,208)

Retained earnings	11,582,929	9,503,514

Treasury stock, at cost, 37,803 shares	(257,323)	(257,323)

	37,249,098	35,043,158

Total liabilities and shareholders’ equity	$57,525,023	$56,399,520

See Notes to Financial Statements

TGC INDUSTRIES, INC.

STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	(Unaudited)
	2007	2006

Revenue	$18,608,296	$14,793,707

Cost and expenses
Cost of services	10,813,646	7,760,146
Selling, general and administrative	831,559	646,302
Depreciation and amortization expense	3,301,497	1,719,879
	14,946,702	10,126,327

Income from operations	3,661,594	4,667,380

Interest expense	156,155	196,158

Income before income taxes	3,505,439	4,471,222

Income tax expense	1,426,024	1,699,065

NET INCOME	$2,079,415	$2,772,157

Earnings per common share:
Basic	$.13	$.17
Diluted	$.13	$.17

Weighted average number of shares outstanding:
Basic	16,510,645	16,377,349
Diluted	16,608,363	16,507,265

See Notes to Financial Statements

TGC INDUSTRIES, INC.

Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,079,415	$2,772,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,301,497	1,719,879
Gain on disposal of property and equipment	(26,621)	(22,849)
Non-cash compensation	134,851	14,373
Deferred income taxes	270,943	126,431
Changes in operating assets and liabilities
Trade accounts receivable	(3,627,536)	(294,435)
Cost and estimated earnings in excess of billings on uncompleted contracts	633,948	3,666,456
Prepaid expenses and other	400,385	306,478
Other assets	—	(734)
Trade accounts payable	(1,323,933)	(827,725)
Accrued liabilities	(226,932)	1,572
Billings in excess of cost and estimated earnings on uncompleted contracts	348,644	1,498,267
Income taxes payable	1,109,146	1,348,809

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,073,807	10,308,679

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,506,345)	(5,274,461)
Proceeds from sale of property and equipment	47,884	22,849

NET CASH USED IN INVESTING ACTIVITIES	(4,458,461)	(5,251,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(1,110,140)	(974,835)
Principal payments on capital lease obligations	(304,822)	(176,560)
Proceeds from exercise of stock options	24,799	14,399

NET CASH USED IN FINANCING ACTIVITIES	(1,390,163)	(1,136,996)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,774,817)	3,920,071

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,388,769	9,499,409

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,613,952	$13,419,480

Supplemental cash flow information

Interest paid	$156,155	$196,951
Income taxes paid	$45,935	$223,825

Noncash investing and financing activities

Capital lease obligations incurred	$167,088	$418,533
Financed equipment purchase	$—	$—
Financed insurance premiums	$142,416	$87,891

See Notes to Financial Statements

TGC INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

NOTE A — BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE B — MANAGEMENT PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included. The results of the interim periods are not necessarily indicative of results to be expected for the entire year. For further information, refer to the financial statements and the footnotes thereto included in the Company’s Annual Report for the year ended December 31, 2006, filed on Form 10-KSB.

NOTE C — EARNINGS PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock outstanding. Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants, and convertible securities. All earnings per common share for the three-month periods ended March 31, 2007 and 2006 have been adjusted for the 5% stock dividend paid April 27, 2007 to shareholders of record as of April 13, 2007.

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

	Three Months Ended
	March 31,
	(Unaudited)
	2007	2006
Basic:
Numerator:
Net income	$2,079,415	$2,772,157

Denominator:
Basic - weighted average common shares outstanding	16,510,645	16,377,349

Basic EPS	$.13	$.17

Diluted:
Numerator:

Net income	$2,079,415	$2,772,157

Denominator:
Weighted average common shares outstanding	16,510,645	16,377,349
Effect of Dilutive Securities:
Warrants	25,516	25,624
Stock options	72,202	104,292
	16,608,363	16,507,265

Diluted EPS	$.13	$.17

NOTE D — DIVIDENDS

On March 30, 2007, the Company declared a five percent (5%) stock dividend on its outstanding common stock. The 5% stock dividend was paid on April 27, 2007, to shareholders of record as of April 13, 2007. Cash in lieu of fractional shares in the total amount of $926 was paid to shareholders based on the last sales price of the Company’s common stock on the record date.

NOTE E — INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In addition, the Company paid various state estimated income taxes for tax year 2007, as well as various state income taxes for tax year 2006, during the first three months of 2007.

NOTE F — STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for its stock options under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Accordingly, no stock-based employee compensation cost was reflected in our financial statements prior to January 1, 2006, since all options to purchase common stock of the Company have an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment (SFAS 123R)” for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method. We recognize the fair value of the stock-based compensation awards as wages in the Statements of Income on a straight-line basis over the vesting period. Such implementation is expected to have minimal impact on our results of operations, financial position, and liquidity. The adoption of SFAS 123R resulted in the recognition of compensation expense, relative to stock-based awards, in wages in the Statements of Income of approximately $102,000 and $14,000, less than $0.01 per share, for the three months ended March 31, 2007 and 2006, respectively. In accordance with the modified prospective application method permitted by SFAS 123R, prior period amounts have not been restated to reflect the recognition of stock-based compensation costs.

As of March 31, 2007, there was approximately $790,000 of unrecognized compensation expense related to our two share-based compensation plans. There were no stock-based awards granted during the three-month period ended March 31, 2007 from either of those two plans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-Q. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include those discussed in Part II, Item 1A. “RISK FACTORS.”

Forward Looking Statements

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

Executive Overview

The Company is a leading provider of seismic data acquisition services throughout the continental U.S. We currently operate eight seismic crews. These seismic crews supply seismic data to companies engaged in the domestic exploration and development of oil and natural gas on land and in land-to-water transition areas. Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.

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

The acquisition of seismic data for the oil and natural gas industry is a highly competitive business. There are approximately 55 seismic crews currently operating in the continental United States. Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although factors other than price, such as crew safety performance history, technological and operational expertise, are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are Dawson Geophysical Company, Geo Kinetics, Inc., Petroleum Geo Services, and to a lesser extent, CGG-Veritas. In addition to the previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two crews. We believe that our long-term industry expertise, the customer relationships developed over our history, and our financial stability gives us an advantage over most of our competitors in the industry.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006 (Unaudited)

Revenues.  Our revenues were $18,608,296 for the three months ended March 31, 2007 compared to $14,793,707 for the same period of 2006, an increase of 25.8%. This increase in revenues was attributable to several factors, including operating eight seismic data acquisition crews for three months in 2007 compared with six crews for three months in 2006, and the enhanced crew productivity due to the use of six ARAM ARIES seismic recording systems during the first quarter of 2007 versus four ARAM ARIES systems in use during the first quarter of 2006.

Cost of services. Our cost of services was $10,813,646 for the three months ended March 31, 2007 compared to $7,760,146 for the same period of 2006, an increase of 39.3%. This increase was principally attributable to the increase in revenues in the first three months of 2007 compared to the same period of 2006. As a percentage of revenues, cost of services was 58.1% for the three months ended March 31, 2007 compared to 52.5% for the same period of 2006. This increase was principally attributable to adverse weather conditions in January and February in Colorado and Kansas which idled five of our eight crews for an average of 15 days per idled crew during the first quarter of 2007.

Selling, general, and administrative expenses.  SG&A expenses were $831,559 for the three months ended March 31, 2007 compared to $646,302 for the same period of 2006, an increase of 28.7%. This increase was primarily attributable to additional expenses associated with additional selling and administrative personnel, additional compensation expense for deferred stock based compensation, increased insurance costs, and additional expenses associated with the operation of eight crews during the first quarter of 2007 compared to six crews during the first quarter of 2006. SG&A expense as a percentage of revenues increased to 4.5% for the three months ended March 31, 2007 from 4.4% for the same period of 2006.

Depreciation and amortization expense.  Depreciation and amortization expense was $3,301,497 for the three months ended March 31, 2007 compared to $1,719,879 for the same period of 2006, an increase of 92.0%. This increase was primarily attributable to depreciation and amortization expense associated with capital expenditures of approximately $23,600,000 since March 31, 2006. Depreciation and amortization expense as a percentage of revenues was 17.7% for the three months ended March 31, 2007 compared to 11.6% for the same period of 2006.

Income from operations.  Income from operations was $3,661,594 for the three months ended March 31, 2007 compared to $4,667,380 for the same period of 2006, a decrease of 21.6%. This decrease was primarily attributable to the increase in cost of services, SG&A, and depreciation and amortization expense, partially offset by an increase in revenues. EBITDA increased $575,832 to $6,963,091 in the three months ended March 31, 2007 from $6,387,259 for the same period of 2006, an increase of 9.0%. This increase was a result of factors mentioned above. For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $156,155 for the three months ended March 31, 2007 compared to $196,158 for the same period of 2006. This decrease was primarily attributable to the reduction of debt incurred for the purchase of two new ARAM ARIES seismic recording systems and three new vibration vehicles.

Income tax expense.  Income tax expense was $1,426,024 for the three months ended March 31, 2007 compared to $1,699,065 for the same period of 2006. The effective tax rate for the three months ended March 31, 2007 was 40.7% compared to 38.0% for the same period of 2006. See Note E of Notes to Financial Statements in Item 1.

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

The following table reconciles our EBITDA to our net income:

	Three Months Ended March 31
	2007	2006
	(unaudited)
Net income	$2,079,415	$2,772,157
Depreciation and amortization	3,301,497	1,719,879
Interest expense	156,155	196,158
Income tax expense	1,426,024	1,699,065

EBITDA	$6,963,091	$6,387,259

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities.

Net cash provided by operating activities was $3,073,807 for the three months ended March 31, 2007 compared to $10,308,679 for the same period of 2006. The $7,234,872 decrease in the first three months of 2007 from the same period of 2006 was principally attributable to timing of receipt and payment of invoices, the timing of billings and revenue recognition, and the mix of contracts. Changes in significant components of cash provided by operations were a $692,742 change in net income, a $1,581,618 change in depreciation and amortization expense, a $3,333,101 change in trade accounts receivable, a $3,032,508 change in cost and estimated earnings in excess of billings on uncompleted contracts, a $496,208 change in trade accounts payable, and a $1,149,623 change in billings in excess of cost and estimated earnings on uncompleted contracts.

Working capital increased $330,290 to $1,508,670 as of March 31, 2007 from the December 31, 2006 working capital of $1,178,380. This increase was primarily due to an increase in trade accounts receivable of $3,627,536 and a decrease in trade accounts payable of $1,323,933 (partially offset by a decrease in cash and cash equivalents of $2,774,817).

Cash flows used in investing activities.

Net cash used in investing activities was $4,458,461 for the three months ended March 31, 2007 and $5,251,612 for the three months ended March 31, 2006. This decrease was due primarily to a decrease in capital expenditures of $768,116.

Cash flows used in financing activities.

Net cash used in financing activities was $1,390,163 for the three months ended March 31, 2007 and $1,136,996 for the three months ended March 31, 2006. The increase was due primarily to an increase in the amount of principal payments on our outstanding notes payable of $135,305 and an increase in the amount of principal payments on capital lease obligations of $128,262.

Capital expenditures.

During the three months ended March 31, 2007, capital expenditures of $4,673,433 were used to acquire additional seismic equipment and vehicles. Major capital expenditures included approximately $2,623,000 for seven new vibration vehicles. In January of 2007, we entered into an equipment sales contract to purchase two new shot-hole drill rigs. We anticipate delivery of these units in May of 2007. Cash generated from operations will be used to fund this commitment. In March of 2007, we entered into a purchase agreement with a manufacturer to purchase 4,000 additional channels of ARAM ARIES seismic recording equipment. These 4,000 additional channels were delivered in April 2007, bringing our available recording channels to a total of 36,000, and are being used to increase the capacity of our eight seismic crews currently operating in the field. Cash generated from operations will be used to fund this commitment. Although we do not budget for our capital expenditures, we may purchase equipment during 2007 as the demand for our services increases.

Liquidity

Our primary source of liquidity is cash generated from operations, short-term borrowings from commercial banks and equipment lenders. Based on current forecasts, we believe we have sufficient available cash and borrowing capacity to fund our working capital needs over the next twelve months.

Capital Resources

Since 2005, we have relied on cash generated from operations, short-term borrowings from commercial banks and proceeds from a public offering of our common stock to fund our working capital requirements and capital expenditures.

In April of 2005, we entered into a revolving credit agreement with a commercial bank. On September 16, 2005, we amended our revolving credit agreement under which we could have borrowed, repaid, and re-borrowed, from time to time until September 16, 2006, up to $3,500,000. Effective September 16, 2006, we renewed our revolving credit agreement and increased the borrowing limit from $3,500,000 to $5,000,000. The revolving credit agreement will expire on September 16, 2007. Our obligations under this agreement are secured by a security interest in our accounts receivable. Interest on the outstanding amount under the revolving credit agreement is payable monthly at the prime rate of interest. The credit loan agreement provides for non-financial and financial covenants including a minimum debt service coverage ratio in excess of 2.0 to 1.0 and a ratio of debt to worth not in excess of 1.25 to 1.0. As of March 31, 2007, we had no borrowings outstanding under the revolving credit agreement.

In October of 2001, the Company entered into a three-year operating lease for the Company’s headquarters facility located in Plano, Texas. In April of 2004, the Company executed an addendum to its operating lease. The addendum extended the term of the lease until March 31, 2009, and increased the square footage of the office and outdoor storage area. In August of 2005, the Company entered into a 38-month operating lease for additional office and warehouse space in Plano, Texas. This operating lease will expire in October of 2008. In January of 2006, we entered into a 24-month operating lease for a sales office in Houston, Texas. This operating lease will expire in January of 2008. In July of 2006, the Company entered into an operating lease for additional office space for its corporate offices in Plano, Texas. In September 2006, the Company relocated its corporate offices to this facility. This lease will expire in January 2012. Additionally, in October 2006, the Company entered into a one-year lease for a sales office in Oklahoma City, Oklahoma.

Contractual Obligations

The following table summarizes payments due in specific periods related to our contractual obligations as of March 31, 2007:

	Payments Due by Period (1)
		Within			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Operating lease obligations	$860	$258	$359	$243	$-0-
Debt Obligations	$4,709	$3,330	$1,379	$-0-	$-0-
Capital lease obligations	$1,962	$1,071	$891	$-0-	$-0-

Total	$7,531	$4,659	$2,629	$243	$-0-

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

Off-Balance Sheet Arrangements

As of March 31, 2007, we had no off-balance sheet arrangements.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the first three months of 2007.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements can be found in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Recent Events

In January of 2007, we entered into an equipment sales contract to purchase two new shot-hole drill rigs. We anticipate delivery of these units in May of 2007. In March of 2007, we entered into a purchase agreement with a manufacturer to purchase 4,000 additional channels of ARAM ARIES seismic recording equipment. These 4,000 additional channels were delivered in April 2007, bringing our available recording channels to a total of 36,000, and are being used to increase the capacity of our eight seismic crews currently operating in the field.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have not entered into any hedging agreements or swap agreements. Our principal market risks include fluctuations in commodity prices which affect demand for and pricing for our services and the risk related to the concentration of our customers in the oil and natural gas industry. Since all of our customers are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk in that our customers may be similarly affected by changes in economic and industry conditions.  For the year ended December 31, 2006, no customer accounted for 10% or more of our revenues.  For the year ended December 31, 2005, our top two customers accounted for approximately 11.6% and 10.6% of our revenues.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, the Company performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2007.  Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize, and report information required to be included in reports filed or submitted under the Exchange Act within the required time period.  There were no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the “Risk Factors” discussed below and the other information set forth in this report, you should carefully consider the “Risk Factors” discussed in Part II, under “Item 6. Management’s Discussion and Analysis” contained in our Annual Report on Form 10-KSB for the year ended December 31, 2006, which could materially affect our business, financial condition, or future results.  Except as set forth herein, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.  The risks described in our Annual Report on Form 10-KSB are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, and/or operating results.

We have a history of losses, and we may incur losses again.

Although we reported net income of approximately $2,100,000 for the three months ended March 31, 2007, we have a history of losses with only four profitable years since 1998. For the year 2006, we had net income of approximately $8,111,000; for the year 2005, we had net income (before dividend requirements on preferred stock) of approximately $6,201,000; for the year 2004, we had net income (before dividend requirements on preferred stock) of approximately $2,868,000; and for the year 2003, we had net income (before dividend requirement on preferred stock) of approximately $555,000. Our ability to be profitable in the future will depend on many factors beyond our control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our revenues and operating results can be expected to fluctuate from period to period.

Our revenues, operating results, and profitability may fluctuate from period to period. These fluctuations are attributable to the level of new business in a particular period, the timing of the initiation, progress or cancellation of significant projects, higher revenues and expenses on our dynamite contracts, and costs we incur to train new crews we may add in the future to meet increased customer demand. Fluctuations in our operating results may also be affected by other factors that are outside of our control such as permit delays, weather delays, and crew productivity. Oil and natural gas prices are at record highs and have resulted in increasing demand for our services. There can be no assurance that these high prices will continue. The demand for our services will be adversely affected by a significant reduction in oil and natural gas prices. Since our business has high fixed costs, the negative effect of one or more of these factors could trigger wide variations from quarter to quarter in our operating revenues, EBITDA margin, and profitability, which render quarter-to-quarter comparisons unreliable as an indicator of performance. Due to the factors discussed above, you should not expect sequential growth in our quarterly revenues and profitability.

We are dependent upon significant customers.

Although for the year ended December 31, 2006, no customer accounted for more than 10% of our revenues, in the past we have derived a significant amount of our revenues from a small number of oil and natural gas exploration and development companies. During 2005, our two largest customers accounted for approximately 22.2% of revenues.  While our revenues are derived from a concentrated customer base, our significant customers may vary between years. If we lose one or more major customers in the future, or if one or more customers encounter financial difficulties, our business, financial condition, and results of operations could be materially and adversely affected.

We may be subject to liability claims that are not covered by our insurance.

Our business is subject to the general risks inherent in land-based seismic data acquisition activities. Our activities are often conducted in remote areas under dangerous conditions including the detonation of dynamite. These operations are subject to risks of injury to personnel and equipment. Our crews are mobile, and equipment and personnel are subject to vehicular accidents. These risks could cause us to experience equipment losses, injuries to our personnel, and interruptions in our business.

In addition, we could be subject to personal injury or real property damage claims in the normal operation of our business. Such claims may not be covered under the indemnification provisions in our general service agreements to the extent that the damage is due to our negligence, gross negligence, or intentional misconduct.

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

We derive all of our revenues from companies in the oil and natural gas exploration and development industry – historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices.

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

Worldwide political, economic, and military events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Depending on the market prices of oil and natural gas, oil and natural gas exploration and development companies may cancel or curtail their drilling programs thereby reducing demand for our services. Oil and natural gas prices have been volatile historically and, we believe, will continue to be so in the future. Many factors beyond our control affect oil and natural gas prices, including:

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

We may not be able to acquire equipment to replace our existing equipment or add additional equipment. The high demand for the services that we provide has decreased the supply of geophysical equipment resulting in extended delivery dates on orders of new equipment. Any delay in obtaining equipment could delay the implementation of additional crews and restrict the productivity of our existing crews. A delay in obtaining equipment essential to our operations could have a material adverse effect on our operations.

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

TGC INDUSTRIES, INC.

Date: May 9, 2007	/s/ Wayne A. Whitener
Wayne A. Whitener
President & Chief
Executive Officer
(Principal Executive Officer)

Date: May 9, 2007	/s/ Kenneth W. Uselton
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