Form 10-Q
period 2007-06-30
TGC INDUSTRIES INC
filed 2007-08-07
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Title of Each Class	Outstanding at July 27, 2007
Common Stock ($.01 Par Value)	16,543,465

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Reference is made to the succeeding pages for the following financial information:

Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006.

Statements of Income for the three months and six months ended June 30, 2007 and 2006 (unaudited)

Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (unaudited)

Notes to Financial Statements.

TGC INDUSTRIES, INC.

BALANCE SHEET

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$5,551,842	$9,388,769
Trade accounts receivable	6,862,721	7,448,602
Cost and estimated earnings in excess of billings on uncompleted contracts	1,851,303	989,451
Prepaid expenses and other	2,021,243	508,925
Prepaid federal income tax	451,002	183,705
Current deferred tax asset	4,538	9,075

Total current assets	16,742,649	18,528,527

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	64,385,199	55,234,222
Automobiles and trucks	7,030,221	6,609,057
Furniture and fixtures	352,200	342,447
Leasehold improvements	14,994	14,994
	71,782,614	62,200,720
Less accumulated depreciation and amortization	(31,120,867)	(24,552,074)
	40,661,747	37,648,646

Goodwill	201,530	201,530
Other assets	20,817	20,817

Total assets	$57,626,743	$56,399,520

See Notes to Financial Statements

	June 30,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$5,205,892	$4,951,985
Accrued liabilities	1,499,617	1,111,023
Deferred share-based compensation	75,000	—
Billings in excess of costs and estimated earnings on uncompleted contracts	3,743,830	6,159,514
Federal and state income taxes payable	—	415,501
Current maturities of notes payable	4,626,326	3,629,395
Current portion of capital lease obligations	1,115,544	1,082,729

Total current liabilities	16,266,209	17,350,147

NOTES PAYABLE, less current maturities	710,733	2,046,908

CAPITAL LEASE OBLIGATIONS, less current portion	831,993	1,017,154

LONG-TERM DEFERRED TAX LIABILITY	1,127,808	942,153

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—	—

Common stock, $.01 par value; 25,000,000 shares authorized; 16,581,268 and 15,753,396 issued in each period	165,813	157,535

Additional paid-in capital	26,506,698	26,461,640

Unearned restricted stock; 96,500 shares in each period	(643,684)	(822,208)

Retained earnings	12,918,496	9,503,514

Treasury stock, at cost (37,803 shares)	(257,323)	(257,323)

	38,690,000	35,043,158

Total liabilities and shareholders’ equity	$57,626,743	$56,399,520

See Notes to Financial Statements

TGC INDUSTRIES, INC.

STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2007	2006	2007	2006

Revenue	$21,717,840	$14,894,774	$40,326,136	$29,688,481

Cost and expenses
Cost of services	14,825,158	8,380,445	25,638,804	16,140,591
Selling, general and administrative	926,500	708,901	1,758,059	1,355,203
Depreciation and amortization expense	3,509,530	2,183,091	6,811,027	3,902,970
	19,261,188	11,272,437	34,207,890	21,398,764

Income from operations	2,456,652	3,622,337	6,118,246	8,289,717

Interest expense	191,280	212,529	347,435	408,687

Income before income taxes	2,265,372	3,409,808	5,770,811	7,881,030

Income tax expense	929,805	1,352,879	2,355,829	3,051,944

NET INCOME	$1,335,567	$2,056,929	$3,414,982	$4,829,086

Earnings per common share:
Basic	$.08	$.13	$.21	$.29
Diluted	$.08	$.12	$.21	$.29

Weighted average number of shares outstanding:
Basic	16,539,912	16,412,265	16,525,310	16,394,413
Diluted	16,622,994	16,536,945	16,616,396	16,522,745

See Notes to Financial Statements

TGC INDUSTRIES, INC.

Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,414,982	$4,829,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,811,027	3,902,970
Gain on disposal of property and equipment	(62,474)	(18,397)
Non-cash compensation	278,451	99,164
Deferred income taxes	190,192	(22,537)
Changes in operating assets and liabilities
Trade accounts receivable	585,881	(220,896)
Cost and estimated earnings in excess of billings on uncompleted contracts	(861,852)	3,091,812
Prepaid expenses	599,580	526,340
Other assets	—	(734)
Trade accounts payable	253,907	802,305
Accrued liabilities	388,594	231,987
Billings in excess of cost and estimated earnings on uncompleted contracts	(2,415,684)	1,122,551
Federal and state income taxes	(682,798)	427,451

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,499,806	14,771,102

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9,398,289)	(9,351,643)
Purchase of assets of Highland Industries	—	(1,800,000)
Proceeds from sale of property and equipment	132,173	46,759

NET CASH USED IN INVESTING ACTIVITIES	(9,266,116)	(11,104,884)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(2,451,142)	(2,195,246)
Principal payments on capital lease obligations	(647,884)	(419,393)
Proceeds from exercise of stock options	29,335	19,999
Payment of dividends	(926)	(929)

NET CASH USED IN FINANCING ACTIVITIES	(3,070,617)	(2,595,569)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,836,927)	1,070,649

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,388,769	9,499,409

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,551,842	$10,570,058

Supplemental cash flow information

Interest paid	$347,435	$409,480
Income taxes paid	$2,855,935	$2,649,706

Noncash investing and financing activities

Capital lease obligations incurred	$495,538	$877,661
Financed equipment purchase	$—	$—
Financed insurance premiums	$2,111,898	$1,625,148

See Notes to Financial Statements

TGC INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2007

NOTE A

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

REVENUE RECOGNITION

Seismic Surveys

The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers.  A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party upon 60 days advance written notice, is entered into for every project.  These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project.  The duration of these projects will vary from a few days to several months.  The Company recognizes revenue when services are performed under both types of agreements.  Services are defined as the commencement of data acquisition.  Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement and revenue is recognized as services are performed on a per unit of seismic data acquired rate.  Under term agreements, revenue is recognized as services are performed based on the time worked rate provided in the term agreement.  Under both turkey and term agreements, cost of earned revenue is recognized by multiplying total estimated agreement cost by the percentage-of-completion of the agreement.  The excess of that amount over the cost of earned revenue reported in prior periods is recognized as cost of earned revenue for the period.  Agreements are not segmented nor combined for purposes of calculating percentage of completion.  The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts” represents cost incurred on turnkey agreements in excess of billings on those agreements.  The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of cost on those agreements.  Claims have been negligible in the six month period ended June 30, 2007 and the year ended December 31, 2006.

Gravity Data

The Company owns a data bank which contains gravity data, and to a lesser extent magnetic data, from many of the major oil and natural gas producing areas located within the U.S.  When an order for gravity data is received, the portion of gravity data requested by the customer is prepared in digital format for licensing and shipment to the customer.  This process is performed by an employee in the Company’s headquarters office and normally takes a few days at the most.  In addition, the licensing of gravity data is not a material part of the Company’s revenue.  There was no gravity data revenue during the six month period ended June 30, 2007.  Gravity revenue for the year ended December 31, 2006, was only $500.

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

NOTE C — EARNINGS PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock outstanding.  Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants, and convertible securities.  All earnings per common share for the three-month and six-month periods ended June 30, 2007 and 2006 have been adjusted for the 5% stock dividend paid April 27, 2007 to shareholders of record as of April 13, 2007.

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2007	2006	2007	2006
Basic:
Numerator:
Net income	$1,335,567	$2,056,929	$3,414,982	$4,829,086

Denominator:
Basic - weighted average common shares outstanding	16,539,912	16,412,265	16,525,310	16,394,413

Basic EPS	$.08	$.13	$.21	$.29

Diluted:
Numerator:

Net income	$1,335,567	$2,056,929	$3,414,982	$4,829,086

Denominator:
Weighted average common shares outstanding	16,539,912	16,412,265	16,525,310	16,394,413
Effect of Dilutive Securities:
Warrants	26,143	26,314	25,869	26,016
Stock options	56,939	98,366	65,217	102,316
	16,622,994	16,536,945	16,616,396	16,522,745

Diluted EPS	$.08	$.12	$.21	$.29

NOTE D — DIVIDENDS

On March 30, 2007, the Company declared a five percent (5%) stock dividend on its outstanding common stock.  The 5% stock dividend was paid on April 27, 2007, to shareholders of record as of April 13, 2007.   Cash in lieu of fractional shares in the total amount of $926 was paid to shareholders based on the last sales price of the Company’s common stock on the record date.

NOTE E – INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.  In addition, the Company paid federal and various state estimated income taxes for tax year 2007, as well as various state income taxes for tax year 2006, during the first six months of 2007.

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

Effective January 1, 2006, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment (SFAS 123R)” for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method.  We recognize the fair value of the stock-based compensation awards as wages in the Statements of Income on a straight-line basis over the vesting period.  Such implementation is expected to have minimal impact on our results of operations, financial position, and liquidity.  The adoption of SFAS 123R resulted in the recognition of compensation expense, relative to stock-based awards, in wages in the Statements of Income of approximately $102,000 and $85,000, less than $0.01 per share, for the three months ended June 30, 2007 and 2006, respectively, and approximately $203,000, or approximately $.01 per share, and approximately $99,000, or less than $.01 per share, for the six months ended June 30, 2007 and 2006, respectively.  In accordance with the modified prospective application method permitted by SFAS 123R, prior period amounts have not been restated to reflect the recognition of stock-based compensation costs.

As of June 30, 2007, there was approximately $689,000 of unrecognized compensation expense related to our two share-based compensation plans.  There were no stock-based awards granted during the six-month period ended June 30, 2007 from either of those two plans.

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

Currently, the seismic data acquisition industry is made up of a number of companies divided into two groups. The first group is made up of five publicly-traded companies with long operating histories who field numerous crews and work in a number of different regions and terrain.  This group includes us, Dawson Geophysical Company, Geo Kinetics, Inc., CGG-Veritas, and Petroleum Geo Services.  These companies field approximately 50% of the estimated 58 seismic crews currently operating in the continental U.S.  The second group is made up of smaller companies who generally run one or two seismic crews and often specialize in specific regions or type of operation.

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

The acquisition of seismic data for the oil and natural gas industry is a highly competitive business. There are approximately 58 seismic crews currently operating in the continental United States. Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although factors other than price, such as crew safety performance history, technological and operational expertise, are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are Dawson Geophysical Company, Geo Kinetics, Inc., Petroleum Geo Services, and to a lesser extent, CGG-Veritas. In addition to the previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two crews.  We believe that our long-term industry expertise, the customer relationships developed over our history, and our financial stability gives us an advantage over most of our competitors in the industry.

Results of Operations

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006 (Unaudited)

Revenues.  Our revenues were $40,326,136 for the six months ended June 30, 2007 compared to $29,688,481 for the same period of 2006, an increase of 35.8%.  This increase in revenues was attributable to several factors, including operating eight seismic data acquisition crews for six months in 2007 compared with six crews the first four months and seven crews for the last two months of the same period of 2006, as well as the fact that approximately 29% of revenues in the first six months of 2007 were derived from lower margin shot-hole contracts compared with approximately 17% for the same period of 2006.  These shot-hole contracts typically generate higher revenues but lower gross margins than vibroseis contracts due to higher third party costs.

Cost of services.  Our cost of services was $25,638,804 for the six months ended June 30, 2007 compared to $16,140,591 for the same period of 2006, an increase of 58.8%.  This increase was attributable to several factors:  (1) the increase in revenues in the first six months of 2007 compared to the same period of 2006; (2) the higher third party costs associated with the additional shot-hole contracts in 2007 compared with 2006; (3) the adverse weather conditions in January and February in Colorado and Kansas which idled five of our eight crews for an average of 15 days per idled crew during the first quarter of 2007; and (4) the severe flooding conditions in the Mid-continent and Southwestern areas of the United States which idled all eight of our crews for an average of 11 days per crew during the second quarter of 2007. As a percentage of revenues, cost of services was 63.6% for the six months ended June 30, 2007 compared to 54.4% for the same period of 2006.

Selling, general, and administrative expenses.  SG&A expenses were $1,758,059 for the six months ended June 30, 2007 compared to $1,355,203 for the same period of 2006, an increase of 29.7%.  This increase was primarily attributable to additional expenses associated with additional selling and administrative personnel, additional compensation expense for deferred stock based compensation, increased insurance costs, and additional expenses associated with the operation of eight crews during the first six months of 2007 compared to six crews the first four months and seven crews the last two months of the same period of 2006.  SG&A expense as a percentage of revenues was 4.4% for the six months ended June 30, 2007 compared with 4.6% for the same period of 2006.

Depreciation and amortization expense.  Depreciation and amortization expense was $6,811,027 for the six months ended June 30, 2007 compared to $3,902,970 for the same period of 2006, an increase of 74.5%.  This increase was primarily attributable to depreciation and amortization expense associated with capital expenditures of approximately $22,500,000 since June 30, 2006.  Depreciation and amortization expense as a percentage of revenues was 16.9% for the six months ended June 30, 2007 compared to 13.1% for the same period of 2006.

Income from operations.  Income from operations was $6,118,246 for the six months ended June 30, 2007 compared to $8,289,717 for the same period of 2006, a decrease of 26.2%.  This decrease was primarily attributable to the increase in cost of services, SG&A, and depreciation and amortization expense, partially offset by an increase in revenues.  EBITDA increased $736,586 to $12,929,273 for the six months ended June 30, 2007 from $12,192,687 for the same period of 2006, an increase of 6.0%.  This increase was a result of factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $347,435 for the six months ended June 30, 2007 compared to $408,687 for the same period of 2006.  This decrease was primarily attributable to the reduction of debt incurred for the purchase of three new ARAM ARIES seismic recording systems and three new vibration vehicles.

Income tax expense.  Income tax expense was $2,355,829 for the six months ended June 30, 2007 compared to $3,051,944 for the same period of 2006.  The effective tax rate for the six months ended June 30, 2007 was 40.8% compared to 38.7% for the same period of 2006.  See Note E of Notes to Financial Statements in Item 1.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006 (Unaudited)

Revenues.  Our revenues were $21,717,840 for the three months ended June 30, 2007 compared to $14,894,774 for the same period of 2006, an increase of 45.8%.  This increase in revenues was attributable to several factors.  Operating eight seismic data acquisition crews for the three months ended June 30, 2007 compared with six crews operating the first month and seven crews operating the last two months of the same period of 2006 and over 40% of revenues being derived from lower margin shot-hole contracts compared with approximately 20% for the same period of 2006.  These shot-hole contracts typically generate higher revenues but lower gross margins than vibroseis contracts due to higher third party costs.

Cost of services.  Our cost of services was $14,825,158 for the three months ended June 30, 2007 compared to $8,380,445 for the same period of 2006, an increase of 76.9%.  This increase was attributable to several factors:  (1) the increase in revenues for the three months ended June 30, 2007 compared to the same period of 2006; (2) the higher third party costs associated with the additional shot-hole contracts in 2007 compared with 2006; and (3) the severe flooding conditions in the three months ended June 30, 2007, in the Mid-continent and Southwestern areas of the United States which idled all eight of our crews for an average of 11 days per crew during the period.  As a percentage of revenues, cost of services was 68.3% for the three months ended June 30, 2007 compared to 56.3% for the same period of 2006.

Selling, general, and administrative expenses.  SG&A expenses were $926,500 for the three months ended June 30, 2007 compared to $708,901 for the same period of 2006, an increase of 30.7%.  This increase was primarily attributable to additional expenses associated with additional selling and administrative personnel, additional compensation expense for deferred stock based compensation, increased insurance costs, and additional expenses associated with the operation of the additional crews during the three months ended June 30, 2007 compared to the same period of 2006.  SG&A expense as a percentage of revenues was 4.3% for the three months ended June 30, 2007 compared with 4.8% for the same period of 2006.

Depreciation and amortization expense.  Depreciation and amortization expense was $3,509,530 for the three months ended June 30, 2007 compared to $2,183,091 for the same period of 2006, an increase of 60.8%.  This increase was primarily attributable to depreciation and amortization expense associated with capital expenditures of approximately $22,500,000 since June 30, 2006.  Depreciation and amortization expense as a percentage of revenues was 16.2% for the six months ended June 30, 2007 compared to 14.7% for the same period of 2006.

Income from operations.  Income from operations was $2,456,652 for the three months ended June 30, 2007 compared to $3,622,337 for the same period of 2006, a decrease of 32.2%.  This decrease was primarily attributable to the increase in cost of services, SG&A, and depreciation and amortization expense, partially offset by an increase in revenues.  EBITDA increased $160,754 to $5,966,182 for the three months ended June 30, 2007 from $5,805,428 for the same period of 2006, an increase of 2.8%.  This increase was a result of factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $191,280 for the three months ended June 30, 2007 compared to $212,529 for the same period of 2006.  This decrease was primarily attributable to the reduction of debt incurred for the purchase of three new ARAM ARIES seismic recording systems and three new vibration vehicles.

Income tax expense.  Income tax expense was $929,805 for the three months ended June 30, 2007 compared to $1,352,879 for the same period of 2006.  The effective tax rate for the three months ended June 30, 2007 was 41.0% compared to 39.7% for the same period of 2006.  See Note E of Notes to Financial Statements in Item 1.

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

The following table reconciles our EBITDA to our net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)

Net income	$1,335,567	$2,056,929	$3,414,982	$4,829,086
Depreciation and amortization	3,509,530	2,183,091	6,811,027	3,902,970
Interest expense	191,280	212,529	347,435	408,687
Income tax expense	929,805	1,352,879	2,355,829	3,051,944

EBITDA	$5,966,182	$5,805,428	$12,929,273	$12,192,687

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities.

Net cash provided by operating activities was $8,499,806 for the six months ended June 30, 2007 compared to $14,771,102 for the same period of 2006.  The $6,271,296 decrease in the first six months of 2007 from the same period of 2006 was principally attributable to timing of receipt and payment of invoices, the timing of billings and revenue recognition, and the mix of contracts.  Changes in significant components of cash provided by operations were a $1,414,104 change in net income, a $2,908,057 change in depreciation and amortization expense, a $806,777 change in trade accounts receivable, a $3,953,664 change in cost and estimated earnings in excess of billings on uncompleted contracts, a $548,398 change in trade accounts payable, a $3,538,235 change in billings in excess of cost and estimated earnings on uncompleted contracts, and a $1,110,249 change in federal and state income taxes.

Working capital decreased $701,940 to $476,440 as of June 30, 2007 from the December 31, 2006 working capital of $1,178,380.  This decrease was primarily due to a decrease in cash and cash equivalents of $3,836,927 and an increase in current maturities of notes payable of $996,931 (partially offset by an increase in cost and estimated earnings in excess of billings on uncompleted contracts of $861,852, an increase in prepaid expenses and other of $1,512,318, and a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $2,415,684).

Cash flows used in investing activities.

Net cash used in investing activities was $9,266,116 for the six months ended June 30, 2007 and $11,104,884 for the six months ended June 30, 2006.  This decrease was due primarily to a decrease in capital expenditures of $1,753,354.

Cash flows used in financing activities.

Net cash used in financing activities was $3,070,617 for the six months ended June 30, 2007 and $2,595,569 for the six months ended June 30, 2006.  The increase was due primarily to an increase in the amount of principal payments on our outstanding notes payable of $255,896 and an increase in the amount of principal payments on capital lease obligations of $228,491.

Capital expenditures.

During the six months ended June 30, 2007, capital expenditures of $9,893,827 were used to acquire additional seismic equipment and vehicles.  Major capital expenditures included approximately $2,623,000 for seven new vibration vehicles and approximately $2,908,000 for the additional 4,000 channels of ARAM ARIES seismic recording equipment.  In January of 2007, we entered into an equipment sales contract to purchase two new shot-hole drill rigs.  We anticipate delivery of these units in August of 2007.  Cash generated from operations will be used to fund this commitment.  Although we do not budget for our capital expenditures, we currently have no plans for significant additional capital expenditures other than the two new shot-hole drill rigs; however, we may purchase additional equipment during 2007 as the demand for our services increases.

Liquidity

Our primary source of liquidity is cash generated from operations and short-term borrowings from commercial banks and equipment lenders.  Based on current forecasts, we believe that we have sufficient available cash and borrowing capacity to fund our working capital needs over the next twelve months.

Capital Resources

Since 2005, we have relied on cash generated from operations, short-term borrowings from commercial banks, and proceeds from a public offering of our common stock to fund our working capital requirements and capital expenditures.

In April of 2005, we entered into a revolving credit agreement with a commercial bank. On September 16, 2005, we amended our revolving credit agreement under which we could have borrowed, repaid, and re-borrowed, from time to time until September 16, 2006, up to $3,500,000.  Effective September 16, 2006, we renewed our revolving credit agreement and increased the borrowing limit from $3,500,000 to $5,000,000.  The revolving credit agreement will expire on September 16, 2007.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the revolving credit agreement is payable monthly at the prime rate of interest.  The credit loan agreement provides for non-financial and financial covenants including a minimum debt service coverage ratio in excess of 2.0 to 1.0 and a ratio of debt to worth not in excess of 1.25 to 1.0.  As of June 30, 2007, we had no borrowings outstanding under the revolving credit agreement.

In October of 2001, the Company entered into a three-year operating lease for the Company’s headquarters facility located in Plano, Texas. In April of 2004, the Company executed an addendum to its operating lease. The addendum extended the term of the lease until March 31, 2009, and increased the square footage of the office and outdoor storage area.  In August of 2005, the Company entered into a 38-month operating lease for additional office and warehouse space in Plano, Texas.  This operating lease will expire in October of 2008.  In January of 2006, we entered into a 24-month operating lease for a sales office in Houston, Texas.  This operating lease will expire in January of 2008.  In July of 2006, the Company entered into an operating lease for additional office space for its corporate offices in Plano, Texas.  In September 2006, the Company relocated its corporate offices to this facility.  This lease will expire in January of 2012.  Additionally, in October of 2006, the Company entered into a one-year lease for a sales office in Oklahoma City, Oklahoma.

Contractual Obligations

The following table summarizes payments due in specific periods related to our contractual obligations as of June 30, 2007:

	Payments Due by Period (1) (In thousands)
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations
Operating lease obligations	$795	$254	$330	$211	$-0-
Debt Obligations	$5,337	$4,626	$711	$-0-	$-0-
Capital lease obligations	$1,948	$1,116	$832	$-0-	$-0-

Total	$8,080	$5,996	$1,873	$211	$-0-

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

Off-Balance Sheet Arrangements

As of June 30, 2007, we had no off-balance sheet arrangements.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.  There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the first six months of 2007.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements can be found in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Recent Events

In January of 2007, we entered into an equipment sales contract to purchase two new shot-hole drill rigs.  We anticipate delivery of these units in August of 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have not entered into any hedging agreements or swap agreements.  Our principal market risks include fluctuations in commodity prices which affect demand for and pricing for our services and the risk related to the concentration of our customers in the oil and natural gas industry.  Since all of our customers are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our customers may be similarly affected by changes in economic and industry conditions.  For the year ended December 31, 2006, no customer accounted for 10% or more of our revenues.  For the year ended December 31, 2005, our top two customers accounted for approximately 11.6% and 10.6%, respectively, of our revenues.

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, the Company performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2007.  Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize, and report information required to be included in reports filed or submitted under the Exchange Act within the required time period.  There were no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company continues to take action to assure compliance with the internal controls, disclosure controls, and other requirements of the Sarbanes-Oxley Act of 2002.  Our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be relative to their costs.  Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls.  Notwithstanding the foregoing, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer believe that their determination, contained in the preceding paragraph, that the Company’s disclosure controls and procedures are effective has been made at a reasonable assurance level.

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

Although we reported net income of approximately $3,415,000 for the six months ended June 30, 2007, we have a history of losses with only four profitable years since 1998.  For the year 2006 we had net income of approximately $8,111,000; for the year 2005 we had net income (before dividend requirements on preferred stock) of approximately $6,201,000; for the year 2004 we had net income (before dividend requirements on preferred stock) of approximately $2,868,000; and for the year 2003 we had net income (before dividend requirement on preferred stock) of approximately $555,000. Our ability to be profitable in the future will depend on many factors beyond our control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies. Even if we are able to continue our profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We do not carry insurance against certain risks that we could experience, such as business interruption resulting from equipment maintenance or weather delays. We obtain insurance against certain property and personal casualty risks and other risks when such insurance is available and when our management considers it advisable to do so. Currently we maintain employers liability coverage with limits of $1,000,000 per accident and $2,000,000 in the aggregate, commercial general liability coverage of $1,000,000 per accident and $2,000,000 in the aggregate, pollution liability coverage of $1,000,000 per accident and $2,000,000 in the aggregate, and automobile liability coverage with a $1,000,000 combined single limit and a $10,000,000 umbrella policy. Our general service agreements require us to have specific amounts of insurance. There can be no assurance, however, that any insurance obtained by us will be adequate to cover any losses or liabilities, or that this insurance will continue to be available or available on terms which are acceptable to us. Liabilities for which we are not insured, or which exceed the policy limits of our applicable insurance, could have a materially adverse effect on us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. – None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  –

Our annual meeting of shareholders was held on June 5, 2007.  The following matters were voted upon and approved by the Company’s shareholders:

a.               Election to the Board of Directors of Mr. Wayne A. Whitener was approved by the shareholders by a majority vote of 9,974,171 to 3,022,600, Mr. William J. Barrett was elected to the Board of Directors by a majority vote of 9,974,359 to 3,022,412, Mr. Herbert M Gardner was elected to the Board of Directors by a majority vote of 11,779,205 to 1,217,566, Mr. Allen T. McInnes was elected to the Board of Directors by a majority vote of 10,532,771 to 2,464,000, Mr. Edward L. Flynn was elected to the Board of Directors by a majority vote of 11,798,172 to 1,198,599, and Mr. William C. Hurtt, Jr. was elected to the Board of Directors by a majority vote of 11,800,711 to 1,196,060.

b.              Ratification of the selection of the Company’s independent registered public accounting firm, Lane Gorman Trubitt, L.L.P., was approved by the shareholders by a majority vote of 12,983,730 to 10,298, with 2,743 abstaining.

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

TGC INDUSTRIES, INC.

Date: August 7, 2007	/s/ Wayne A. Whitener
Wayne A. Whitener
President & Chief
Executive Officer
(Principal Executive Officer)

Date: August 7, 2007	/s/ Kenneth W. Uselton
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