Form 10-Q
period 2007-09-30
TGC INDUSTRIES INC
filed 2007-11-07
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-32472

TGC INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Texas	74-2095844
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

101 East Park Blvd., Suite 955, Plano, Texas	75074
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (972) 881-1099

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                              Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                Yes  ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Title of Each Class	Outstanding at October 26, 2007
Common Stock ($.01 Par Value)	16,561,465

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Reference is made to the succeeding pages for the following financial information:

Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006.

Statements of Income for the three months and nine months ended September 30, 2007 and 2006 (unaudited)

Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited)

Notes to Financial Statements.

TGC INDUSTRIES, INC.

BALANCE SHEET

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$4,175,640	$9,388,769
Trade accounts receivable	7,057,028	7,448,602
Cost and estimated earnings in excess of billings on uncompleted contracts	2,462,028	989,451
Prepaid expenses and other	1,375,344	508,925
Prepaid federal income tax	187,214	183,705
Current deferred tax asset	2,328	9,075

Total current assets	15,259,582	18,528,527

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	65,515,593	55,234,222
Automobiles and trucks	7,380,154	6,609,057
Furniture and fixtures	348,103	342,447
Leasehold improvements	14,994	14,994
	73,258,844	62,200,720
Less accumulated depreciation and amortization	(33,896,612)	(24,552,074)
	39,362,232	37,648,646

Goodwill	201,530	201,530
Other assets	23,101	20,817

Total assets	$54,846,445	$56,399,520

See Notes to Financial Statements

TGC INDUSTRIES, INC.

BALANCE SHEET — CONTINUED

	September 30,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$3,113,342	$4,951,985
Accrued liabilities	1,284,184	1,111,023
Billings in excess of costs and estimated earnings on uncompleted contracts	2,683,670	6,159,514
Federal and state income taxes payable	201,312	415,501
Current maturities of notes payable	3,447,332	3,629,395
Current portion of capital lease obligations	1,077,067	1,082,729

Total current liabilities	11,806,907	17,350,147

NOTES PAYABLE, less current maturities	323,167	2,046,908

CAPITAL LEASE OBLIGATIONS, less current portion	742,768	1,017,154

LONG-TERM DEFERRED TAX LIABILITY	1,272,472	942,153

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—	—

Common stock, $.01 par value; 25,000,000 shares authorized; 16,599,268 and 15,753,396 issued in each period	165,993	157,535

Additional paid-in capital	26,782,981	26,461,640

Unearned restricted stock; 114,500 and 96,500 shares in each period	(735,124)	(822,208)

Retained earnings	14,744,604	9,503,514

Treasury stock, at cost (37,803 shares)	(257,323)	(257,323)

	40,701,131	35,043,158

Total liabilities and shareholders’ equity	$54,846,445	$56,399,520

See Notes to Financial Statements

TGC INDUSTRIES, INC.

STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2007	2006	2007	2006

Revenue	$24,207,816	$17,952,193	$64,533,952	$47,640,674

Cost and expenses
Cost of services	16,971,927	12,526,248	42,610,731	28,666,839
Selling, general and administrative	1,064,175	471,132	2,822,234	1,826,335
Depreciation and amortization expense	2,906,129	2,493,509	9,717,156	6,396,479
	20,942,231	15,490,889	55,150,121	36,889,653

Income from operations	3,265,585	2,461,304	9,383,831	10,751,021

Interest expense	146,412	199,414	493,847	608,101

Income before income taxes	3,119,173	2,261,890	8,889,984	10,142,920

Income tax expense	1,293,065	915,111	3,648,894	3,967,055

NET INCOME	$1,826,108	$1,346,779	$5,241,090	$6,175,865

Earnings per common share:
Basic	$.11	$.08	$.32	$.38
Diluted	$.11	$.08	$.32	$.37

Weighted average number of shares outstanding:
Basic	16,553,050	16,500,244	16,534,659	16,430,078
Diluted	16,632,848	16,613,183	16,621,593	16,553,284

See Notes to Financial Statements

TGC INDUSTRIES, INC.

Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,241,090	$6,175,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,717,156	6,396,479
Gain on disposal of property and equipment	(55,640)	(35,077)
Non-cash compensation	388,474	202,799
Deferred income taxes	337,066	(22,537)
Changes in operating assets and liabilities
Trade accounts receivable	391,574	(2,655,638)
Cost and estimated earnings in excess of billings on uncompleted contracts	(1,472,577)	1,801,863
Prepaid expenses	1,245,479	810,972
Other assets	(2,284)	(11,940)
Trade accounts payable	(1,838,643)	2,384,346
Accrued liabilities	173,161	89,479
Billings in excess of cost and estimated earnings on uncompleted contracts	(3,475,844)	2,810,394
Federal and state income taxes	(217,698)	667,827

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,431,314	18,614,832

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(10,927,126)	(13,930,051)
Purchase of assets of Highland Industries	—	(1,800,000)
Proceeds from sale of property and equipment	238,721	90,065

NET CASH USED IN INVESTING ACTIVITIES	(10,688,405)	(15,639,986)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(4,017,702)	(3,581,242)
Principal payments on capital lease obligations	(966,745)	(661,067)
Proceeds from exercise of stock options	29,335	19,999
Payment of dividends	(926)	(929)

NET CASH USED IN FINANCING ACTIVITIES	(4,956,038)	(4,223,239)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,213,129)	(1,248,393)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,388,769	9,499,409

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,175,640	$8,251,016

Supplemental cash flow information

Interest paid	$493,847	$608,894
Income taxes paid	$3,551,535	$3,324,442

Noncash investing and financing activities

Capital lease obligations incurred	$686,697	$965,081
Financed equipment purchase	$—	$—
Financed insurance premiums	$2,111,898	$1,625,148
Restricted stock awards to employees	$189,000	$—

See Notes to Financial Statements

TGC INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

NOTE A

BASIS OF PRESENTATION

        The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.  References to “we,” “us,” “our,” “its,” or the “Company” refer to TGC Industries, Inc. and our subsidiaries.

REVENUE RECOGNITION

Seismic Surveys

        The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers.  A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party upon 60 days advance written notice, is entered into for every project.  These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project.  The duration of these projects will vary from a few days to several months.  The Company recognizes revenue when services are performed under both types of agreements.  Services are defined as the commencement of data acquisition.  Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement and revenue is recognized as services are performed on a per unit of seismic data acquired rate.  Under term agreements, revenue is recognized as services are performed based on the time worked rate provided in the term agreement.  Under both turnkey and term agreements, cost of earned revenue is recognized by multiplying total estimated agreement cost by the percentage-of-completion of the agreement.  The excess of that amount over the cost of earned revenue reported in prior periods is recognized as cost of earned revenue for the period.  Agreements are not segmented nor combined for purposes of calculating percentage of completion.  The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts” represents cost incurred on turnkey agreements in excess of billings on those agreements.  The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of cost on those agreements.  Claims have been negligible in the nine-month period ended September 30, 2007 and the year ended December 31, 2006.

Gravity Data

        The Company owns a data bank which contains gravity data, and to a lesser extent magnetic data, from many of the major oil and natural gas producing areas located within the U.S.  When an order for gravity data is received, the portion of gravity data requested by the customer is prepared in digital format for licensing and shipment to the customer.  This process is performed by an employee in the Company’s headquarters office and normally takes a few days at the most.  In addition, the licensing of gravity data is not a material part of the Company’s revenue.  Gravity data revenue during the nine-month period ended September 30, 2007 was approximately $181,500.  Gravity revenue for the year ended December 31, 2006, was $500.

CHANGE IN ACCOUNTING POLICY

        Management evaluates its estimates on a routine basis.  Effective July 1, 2007, the Company revised the estimated useful lives of certain seismic equipment and related components.  The Company purchased this new equipment, not previously used, from November 2004 through June 2007.  Management employed this equipment in operations for an average holding period of one year as of July 1, 2007.  Based on the information gained from operations during this holding period, management believes that this equipment will benefit periods ranging from 5 to 7 years, beginning at the point the assets were originally placed in service.  The original estimated useful lives ranged from 3 to 5 years.

        The net book value of this equipment at June 30, 2007, was not modified and is amortized over the revised estimated useful lives of the equipment.  The Company does not believe that this equipment will become obsolete at the end of the original estimate and has revised the estimated life of these assets.  The effect to depreciation expense, net income and earnings per share for the three and nine months ended September 30, 2007 is:

	Three Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2007
	As Reported	Pro Forma	As Reported	Pro Forma

Depreciation Expense	$2,906,129	$3,653,701	$9,717,156	$10,464,728

Net Income	$1,826,108	$1,370,090	$5,241,090	$4,785,072

Earnings per common share:
Basic	$.11	$.08	$.32	$.29

Diluted	$.11	$.08	$.32	$.29

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

NOTE C — EARNINGS PER SHARE

        Basic earnings per common share are based upon the weighted average number of shares of common stock outstanding.  Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants, and convertible securities.  All earnings per common share for the three-month and nine-month periods ended September 30, 2007 and 2006 have been adjusted for the 5% stock dividend paid April 27, 2007 to shareholders of record as of April 13, 2007.

        The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2007	2006	2007	2006
Basic:
Numerator:
Net income	$1,826,108	$1,346,779	$5,241,090	$6,175,865

Denominator:
Basic - weighted average common shares outstanding	16,553,050	16,500,244	16,534,659	16,430,078

Basic EPS	$.11	$.08	$.32	$.38

Diluted:
Numerator:

Net income	$1,826,108	$1,346,779	$5,241,090	$6,175,865

Denominator:
Weighted average common shares outstanding	16,553,050	16,500,244	16,534,659	16,430,078

Effect of Dilutive Securities:
Warrants	26,053	25,790	25,934	25,944
Stock options	53,745	87,149	61,000	97,262
	16,632,848	16,613,183	16,621,593	16,553,284

Diluted EPS	$.11	$.08	$.32	$.37

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

NOTE E — INCOME TAXES

        Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.  In addition, the Company paid federal and various state estimated income taxes for tax year 2007, as well as various state income taxes for tax year 2006, during the first nine months of 2007.

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

        Effective January 1, 2006, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment (SFAS 123R)” for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method.  We recognize the fair value of the stock-based compensation awards as wages in the Statements of Income on a straight-line basis over the vesting period.  Such implementation is expected to have minimal impact on our results of operations, financial position, and liquidity.  The adoption of SFAS 123R resulted in the recognition of compensation expense, relative to stock-based awards, in wages in the Statements of Income of approximately $110,000 and $104,000, less than $0.01 per share, for the three months ended September 30, 2007 and 2006, respectively, and approximately $313,000, or approximately $.02 per share, and approximately $203,000, or approximately $.01 per share, for the nine months ended September 30, 2007 and 2006, respectively.  In accordance with the modified prospective application method permitted by SFAS 123R, prior period amounts have not been restated to reflect the recognition of stock-based compensation costs.

        In August 2007, the Stock Awards Committee, a committee of the Board of Directors that administers the Company’s Stock Awards Plan, granted 18,000 shares of restricted stock.  The shares of restricted stock were issued in the names of the grantees and have restrictive legends prohibiting their sales prior to vesting.  One-third (1/3) of the granted restricted shares vest each year on the annual anniversary of the grant.  As of September 30, 2007, there was approximately $768,000 of unrecognized compensation expense related to our two share-based compensation plans.

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

Forward Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this report regarding the Company’s strategies and plans for growth are forward-looking statements.  These forward-looking statements are often characterized by the terms “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” and other words and terms of similar meanings and do not reflect historical facts.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from such expectations are disclosed in the Company’s Securities and Exchange Commission filings, and include, but are not limited to, the dependence upon energy industry spending for seismic services, the unpredictable nature of forecasting weather, the potential for contract delay or cancellation, the potential for fluctuations in oil and gas prices, and the availability of capital resources.  The forward-looking statements contained herein reflect the current views of the Company’s management, and the Company assumes no obligation to update the forward-

looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

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

Currently, the seismic data acquisition industry is made up of a number of companies divided into two groups. The first group is made up of five publicly-traded companies with long operating histories who field numerous crews and work in a number of different regions and terrain.  This group includes us, Dawson Geophysical Company, Geo Kinetics, Inc., CGG-Veritas, and Petroleum Geo Services.  These companies field approximately 50% of the estimated 65 seismic crews currently operating in the continental U.S.  The second group is made up of smaller companies who generally run one or two seismic crews and often specialize in specific regions or type of operation.

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

The acquisition of seismic data for the oil and natural gas industry is a highly competitive business. There are approximately 65 seismic crews currently operating in the continental United States. Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although factors other than price, such as crew safety performance history, and technological and operational expertise, are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are Dawson Geophysical Company, Geo Kinetics, Inc., Petroleum Geo Services, and to a lesser extent, CGG-Veritas. In addition to the previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two crews.  We believe that our long-term industry expertise, the customer relationships developed over our history, and our financial stability give us an advantage over most of our competitors in the industry.

Results of Operations

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006 (Unaudited)

Revenues.  Our revenues were $64,533,952 for the nine months ended September 30, 2007 compared to $47,640,674 for the same period of 2006, an increase of 35.5%.  This increase in revenues was attributable to several factors, including operating eight seismic data acquisition crews for nine months in 2007 compared with six crews the first four months and seven crews for the last five months of the same period of 2006, as well as the fact that approximately 33% of revenues in the first nine months of 2007 were derived from lower margin shot-hole contracts compared with approximately 27% for the same period of 2006.  These shot-hole contracts typically generate higher revenues but lower gross margins than vibroseis contracts due to higher third party costs.

Cost of services.  Our cost of services was $42,610,731 for the nine months ended September 30, 2007 compared to $28,666,839 for the same period of 2006, an increase of 48.6%.  This increase was attributable to several factors:  (1) the increase in revenues in the first nine months of 2007 compared to the same period of 2006; (2) the adverse weather conditions in January and February in Colorado and Kansas; (3) the severe flooding conditions in the Mid-continent and Southwestern areas of the United States during the second quarter of 2007; (4) severe weather conditions in the month of July 2007 that negatively impacted our revenue by approximately 18% and our pretax income by approximately 62% and (5) the higher third party costs associated with the additional shot-hole contracts in 2007 compared with 2006.  As a percentage of revenues, cost of services was 66.0% for the nine months ended September 30, 2007 compared to 60.2% for the same period of 2006.

Selling, general, and administrative expenses.  SG&A expenses were $2,822,234 for the nine months ended September 30, 2007 compared to $1,826,335 for the same period of 2006, an increase of 54.5%.  This increase was primarily attributable to additional expenses associated with additional selling and administrative personnel, additional compensation expense for deferred stock based compensation, increased insurance costs, and additional expenses associated with the operation of eight crews during the first nine months of 2007 compared to six crews the first four months and seven crews the last five months of the same period of 2006.  SG&A expense as a percentage of revenues was 4.4% for the nine months ended September 30, 2007 compared with 3.8% for the same period of 2006.

Depreciation and amortization expense.  Depreciation and amortization expense was $9,717,156 for the nine months ended September 30, 2007 compared to $6,396,479 for the same period of 2006, an increase of 51.9%.  This increase was primarily attributable to depreciation and amortization expense associated with capital expenditures of approximately $19,600,000 since September 30, 2006.  This increase was partially offset by a decrease in depreciation expense in the third quarter of 2007 as a result of an increase in the estimated useful life of certain seismic equipment.  See Note A of Notes to Financial Statements in Item 1.  Depreciation and amortization expense as a percentage of revenues was 15.1% for the nine months ended September 30, 2007 compared to 13.4% for the same period of 2006.

Income from operations.  Income from operations was $9,383,831 for the nine months ended September 30, 2007 compared to $10,751,021 for the same period of 2006, a decrease of 12.7%.  This decrease was primarily attributable to the increase in cost of services, SG&A, and depreciation and amortization expense, partially offset by an increase in revenues.  EBITDA increased $1,953,487 to $19,100,987 for the nine months ended September 30, 2007 from $17,147,500 for the same period of 2006, an increase of 11.4%.  This increase was a result of factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $493,847 for the nine months ended September 30, 2007 compared to $608,101 for the same period of 2006.  This decrease was primarily attributable to the reduction of debt incurred for the purchase of three new ARAM ARIES seismic recording systems and three new vibration vehicles.

Income tax expense.  Income tax expense was $3,648,894 for the nine months ended September 30, 2007 compared to $3,967,055 for the same period of 2006.  The effective tax rate for the nine months ended September 30, 2007 was 41.0% compared to 39.1% for the same period of 2006.  See Note E of Notes to Financial Statements in Item 1.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006 (Unaudited)

Revenues.  Our revenues were $24,207,816 for the three months ended September 30, 2007 compared to $17,952,193 for the same period of 2006, an increase of 34.8%.  This increase in revenues was primarily attributable to operating eight seismic data acquisition crews for the three months ended September 30, 2007 compared with seven crews for the same period of 2006.

Cost of services.  Our cost of services was $16,971,927 for the three months ended September 30, 2007 compared to $12,526,248 for the same period of 2006, an increase of 35.5%.  This increase was primarily attributable to the following factors:  (1) the increase in revenues for the three months ended September 30, 2007 compared to the same period of 2006; and (2) the severe weather conditions in the month of July 2007 that negatively impacted our revenue by approximately 18% and our pretax income by approximately 62%.  As a percentage of revenues, cost of services was 70.1% for the three months ended September 30, 2007 compared to 69.8% for the same period of 2006.

Selling, general, and administrative expenses.  SG&A expenses were $1,064,175 for the three months ended September 30, 2007 compared to $471,132 for the same period of 2006, an increase of 125.9%.  This increase was primarily attributable to additional expenses associated with additional selling and administrative personnel, additional compensation expense for deferred stock based compensation, increased insurance costs and additional expenses associated with the operation of the additional crews in the three months ended September 30, 2007 compared to the same period of 2006. In addition, adjustments were made to certain accruals that reduced SG&A expenses during the three months ended September 30, 2006.  SG&A expense as a percentage of revenues was 4.4% for the three months ended September 30, 2007 compared with 2.6% for the same period of 2006.

Depreciation and amortization expense.  Depreciation and amortization expense was $2,906,129 for the three months ended September 30, 2007 compared to $2,493,509 for the same period of 2006, an increase of 16.5%.  This increase was primarily attributable to depreciation and amortization expense associated with capital expenditures of approximately $19,600,000 since September 30, 2006.  This increase was partially offset by a decrease in depreciation expense in the third quarter of 2007 as a result of an increase in the estimated useful life of certain seismic equipment.  See Note A of Notes to Financial Statements in Item 1.  Depreciation and amortization expense as a percentage of revenues was 12.0% for the three months ended September 30, 2007 compared to 13.9% for the same period of 2006.

Income from operations.  Income from operations was $3,265,585 for the three months ended September 30, 2007 compared to $2,461,304 for the same period of 2006, an increase of 32.7%.  This increase was primarily attributable to the increase in revenues and was partially offset by increases in cost of services, SG&A, and depreciation and amortization expense.  EBITDA increased $1,216,901 to $6,171,714 for the three months ended September 30, 2007 from $4,954,813 for the same period of 2006, an increase of 24.6%.  This increase was a result of factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $146,412 for the three months ended September 30, 2007 compared to $199,414 for the same period of 2006.  This decrease was primarily attributable to the reduction of debt incurred for the purchase of three new ARAM ARIES seismic recording systems and three new vibration vehicles.

Income tax expense.  Income tax expense was $1,293,065 for the three months ended September 30, 2007 compared to $915,111 for the same period of 2006.  The effective tax rate for the three months ended September 30, 2007 was 41.5% compared to 40.5% for the same period of 2006.  See Note E of Notes to Financial Statements in Item 1.

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

The following table reconciles our EBITDA to our net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)

Net income	$1,826,108	$1,346,779	$5,241,090	$6,175,865
Depreciation and amortization	2,906,129	2,493,509	9,717,156	6,396,479
Interest expense	146,412	199,414	493,847	608,101
Income tax expense	1,293,065	915,111	3,648,894	3,967,055

EBITDA	$6,171,714	$4,954,813	$19,100,987	$17,147,500

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities.

Net cash provided by operating activities was $10,431,314 for the nine months ended September 30, 2007 compared to $18,614,832 for the same period of 2006.  The $8,183,518 decrease in the first nine months of 2007 from the same period of 2006 was principally attributable to timing of receipt and payment of invoices, the timing of billings and revenue recognition, and the mix of contracts.  Changes in significant components of cash provided by operations were a $934,775 change in net income, a $3,320,677 change in depreciation and amortization expense, a $3,047,212 change in trade accounts receivable, a $3,274,440 change in cost and estimated earnings in excess of billings on uncompleted contracts, a $4,222,989 change in trade accounts payable, a $6,286,238 change in billings in excess of cost and estimated earnings on uncompleted contracts, and a $885,525 change in federal and state income taxes.

Working capital increased $2,274,295 to $3,452,675 as of September 30, 2007 from the December 31, 2006 working capital of $1,178,380.  This increase was primarily due to a $1,838,643 decrease in accounts payable, and a $3,475,844 decrease in billings in excess of costs and estimated earnings on uncompleted contracts (partially offset by a decrease in cash and cash equivalents of $5,213,129).

Cash flows used in investing activities.

Net cash used in investing activities was $10,688,405 for the nine months ended September 30, 2007 and $15,639,986 for the nine months ended September 30, 2006.  This decrease was due primarily to a decrease in capital expenditures of $3,002,925.

Cash flows used in financing activities.

Net cash used in financing activities was $4,956,038 for the nine months ended September 30, 2007 and $4,223,239 for the nine months ended September 30, 2006.  The increase was due primarily to an increase in the amount of principal payments on our outstanding notes payable of $436,460 and an increase in the amount of principal payments on capital lease obligations of $305,678.

Capital expenditures.

During the nine months ended September 30, 2007, capital expenditures of $10,927,126 were used to acquire additional seismic equipment and vehicles.  Major capital expenditures included approximately $2,623,000 for seven new vibration vehicles, approximately $2,908,000 for the additional 4,000 channels of ARAM ARIES (“ARAM”) seismic recording equipment, and approximately $742,000 for two new shot-hole drill rigs, all of which have been funded with cash generated from operations.  In September 2007, we entered into an equipment sales contract to purchase seven new vibration vehicles.  We anticipate delivery of these units in the first quarter of 2008.  In October of 2007, we entered into an equipment sales contract to purchase a new 4,000 channel ARAM seismic recording system.  This new ARAM recording system will replace one of our Opseis Eagle recording systems and give us a total of seven ARAM recording systems.  We anticipate delivery of this new ARAM recording system in November of 2007.  We have secured a commitment from a commercial lender to provide financing for the purchase of the new ARAM recording system and the seven new vibration vehicles.  Although we do not budget for our capital expenditures, we currently have no plans for significant additional capital expenditures during the remainder of 2007 other than the new ARAM recording system; however, we may purchase additional equipment during 2007 as the demand for our services increases.

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

In April of 2005, we entered into a revolving credit agreement with a commercial bank.  Effective September 16, 2006, we renewed our revolving credit agreement and increased the borrowing limit from $3,500,000 to $5,000,000.  That revolving credit agreement expired on September 16, 2007.  Effective September 16, 2007, we renewed our revolving credit agreement.  The borrowing limit remains at $5,000,000 and the revolving credit agreement will expire on September 16, 2008.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the revolving credit agreement is payable monthly at the prime rate of interest.  The credit loan agreement provides for non-financial and financial covenants including a minimum debt service coverage ratio in excess of 2.0 to 1.0 and a ratio of debt to worth not in excess of 1.25 to 1.0.  As of September 30, 2007, we had no borrowings outstanding under the revolving credit agreement.

In October of 2001, the Company entered into a three-year operating lease for the Company’s headquarters facility located in Plano, Texas. In April of 2004, the Company executed an addendum to its operating lease. The addendum extended the term of the lease until March 31, 2009, and increased the square footage of the office and outdoor storage area.  In August of 2005, the Company entered into a 38-month operating lease for additional office and warehouse space in Plano, Texas.  This operating lease will expire in October of 2008.  In January of 2006, we entered into a 24-month operating lease for a sales office in Houston, Texas.  This operating lease will expire in January of 2008.  In July of 2006, the Company entered into an operating lease for additional office space for its corporate offices in Plano, Texas.  In September 2006, the Company relocated its corporate offices to this facility.  This lease will expire in January of 2012.  In October of 2006, the Company entered into a one-year lease for a sales office in Oklahoma City, Oklahoma.  Additionally, in September of 2007, the Company entered into a two-year lease for a sales office in Denver, Colorado.

Contractual Obligations

During the interim period, there were no material contracts other than the renewal of our revolving credit agreement.

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

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no off-balance sheet arrangements.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.  There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the first nine months of 2007 other than the change in estimated useful lives of certain seismic equipment effective July 1, 2007.  See Note A of Notes to Financial Statements in Item 1.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements can be found in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Recent Events

In September of 2007, we entered into an equipment sales contract to purchase seven new vibration vehicles.  We anticipate delivery of these units in the first quarter of 2008.  In October of 2007, we entered into an equipment sales contract to purchase a new 4,000 channel ARAM ARIES seismic recording system.  We anticipate delivery of this new recording system in November of 2007.

We currently have 28,665 outstanding 2004 Series C2 Warrants (the “Warrants”).  Our board of directors, and the holders of the Warrants, have agreed that, in order to both simplify our capital structure and eliminate the Warrant Holder “piggy-back” registration rights (which are objectionable to underwriters), we will repurchase all such Warrants.  This action was taken by our board of directors at a special meeting of our board held on September 18, 2007, at which the interested directors abstained.  These Warrants are held by certain of our directors and family members of such directors.  The board determined that the purchase price of these Warrants was to be the average closing price of the Company’s  common stock for ten (10) consecutive trading days, beginning with the closing price on September 18, 2007, and ending on October 1, 2007, minus the exercise price of $0.91 per share.  The Company will purchase the Warrants in early November of 2007.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, the Company performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2007.  Based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize, and report information required to be included in reports filed or submitted under the Exchange Act within the required time period.  There were no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Currently we are not a defendant in any material legal actions.  However, we have been or may become a defendant in other legal actions that arose or may arise out of the normal course of business.  In our opinion, none of these actions have or will result in any significant loss to us.

ITEM 1A. RISK FACTORS

For a discussion of those “Risk Factors” affecting the Company, you should carefully consider the “Risk Factors” discussed in Part II, under “Item 6. Management’s Discussion and Analysis” contained in our Annual Report on Form 10-KSB for the year ended December 31, 2006, which is herein incorporated by reference.  There have been no material changes from those risk factors previously disclosed in such Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. — None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  — None

ITEM 5. OTHER INFORMATION. — None.

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

*4.3	Form of Warrant Repurchase Agreement dated September 18, 2007.

10.1

Promissory Note by and among TGC Industries, Inc. and Sovereign Bank, dated September 16, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 27, 2007, and incorporated herein by reference.

10.2

Commercial Security Agreement by and among TGC Industries, Inc. and Sovereign Bank, dated September 16, 2007, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 27, 2007, and incorporated herein by reference.

10.3

Business Loan Agreement by and among TGC Industries, Inc. and Sovereign Bank, dated September 16, 2007, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 27, 2007, and incorporated herein by reference.

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

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TGC INDUSTRIES, INC.

Date: November 7, 2007	/s/ Wayne A. Whitener
Wayne A. Whitener
President & Chief
Executive Officer
(Principal Executive Officer)

Date: November 7, 2007	/s/ Kenneth W. Uselton
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

*4.3	Form of Warrant Repurchase Agreement dated September 18, 2007.

10.1

Promissory Note by and among TGC Industries, Inc. and Sovereign Bank, dated September 16, 2007, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 27, 2007, and incorporated herein by reference.

10.2

Commercial Security Agreement by and among TGC Industries, Inc. and Sovereign Bank, dated September 16, 2007, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 27, 2007, and incorporated herein by reference.

10.3

Business Loan Agreement by and among TGC Industries, Inc. and Sovereign Bank, dated September 16, 2007, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 27, 2007, and incorporated herein by reference.

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