Form 10-K
period 2007-12-31
TGC INDUSTRIES INC
filed 2008-03-14
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                   .

Commission File Number 01-14908

TGC INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Texas	74-2095844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 East Park Blvd., Suite 955, Plano, Texas	75074
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (972) 881-1099

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC
(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐                 No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐                 No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒                 No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                 No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second  fiscal quarter was $130,577,902.

Number of shares of Common Stock outstanding as of March 3, 2008:  16,557,244

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

Proxy statement for the 2008 annual meeting of shareholders – Part III

Part I

ITEM 1. BUSINESS.

General

TGC Industries, Inc. (“TGC” or the “Company”) is a Texas corporation primarily engaged in the geophysical service business of conducting Three-D (“3-D”) surveys for clients in the oil and gas business.  TGC’s principal business office is located at 101 E. Park Blvd., Suite 955, Plano, Texas 75074 (Telephone: 972-881-1099).

History

In April of 1980, Supreme Industries, Inc. (“Supreme”), formerly ESI Industries, Inc., formed a wholly-owned subsidiary, Tidelands Geophysical Co., Inc. (“Tidelands”), that acquired certain equipment, instruments, and related supplies from a Houston-based corporation that was engaged in the business of conducting seismic, gravity, and magnetic surveys under contracts for oil and natural gas companies.  On June 30, 1986, the Boards of Directors of Supreme and Tidelands approved a spin-off of substantially all of the shares of Tidelands owned by Supreme which were distributed as a stock dividend to Supreme’s security holders.  In July of 1986, our name was changed from “Tidelands Geophysical Co., Inc.” to “TGC Industries, Inc.”

We are a leading provider of seismic data acquisition services throughout the continental United States. As of December 31, 2007, we operated eight seismic crews.  These seismic crews supply seismic data to companies engaged in the domestic exploration and development of oil and natural gas on land and in land-to-water transition areas. Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.

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

The Industry

Technological advances in seismic equipment and computing allow the seismic industry to acquire and process, on a cost-effective basis, immense volumes of seismic data which produce precise images of the earth’s subsurface. The latest accepted method of seismic data acquisition, processing, and the subsequent interpretation of the processed data is the 3-D seismic method. Geophysicists use computer workstations to interpret 3-D data volumes, identify subsurface anomalies, and generate a geologic model of subsurface features.

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

Currently, the seismic data acquisition industry is made up of a number of companies divided into two groups. The first group is made up of five publicly-traded companies with long operating histories who field numerous crews and work in a number of different regions and terrain.  This group includes us, Dawson Geophysical Company, Geo Kinetics, Inc., CGG-Veritas, and Petroleum Geo Services.  These companies field approximately 50% of the estimated 61 seismic crews currently operating in the continental U.S.  The second group is made up of smaller companies who generally run one or two seismic crews and often specialize in specific regions or types of operation.

We provide our seismic data acquisition services primarily to domestic onshore oil and natural gas exploration and development companies for use in the onshore drilling and production of oil and natural gas in the continental U.S. The main factors influencing demand for seismic data acquisition services in our industry are the levels of drilling activity by oil and natural gas companies and the sizes of such companies’ exploration and development budgets, which, in turn, depend largely on current and anticipated future crude oil and natural gas prices and depletion rates.

Equipment and Crews

In the fourth quarter of 2004, we acquired, and placed into service, our first new ARAM ARIES recording system.  In July of 2005, we deployed our fourth seismic data acquisition crew along with our second new ARAM ARIES recording system.  In November of 2005, we deployed our fifth seismic data acquisition crew along with our third new ARAM ARIES recording system.  In December of 2005, we completed a loan transaction with a commercial lender for the purpose of providing funds for the purchase of our fourth new ARAM ARIES recording system.  In January of 2006, we deployed a sixth crew to operate this fourth new ARAM ARIES recording system.  In May of 2006, we deployed our seventh seismic data acquisition crew along with our fifth new ARAM ARIES recording system.  In October of 2006, we deployed our eighth seismic data acquisition crew along with our sixth new ARAM ARIES recording system.  In December of 2007, we completed a loan transaction with a commercial lender for the purpose of providing funds for the purchase of our seventh new ARAM ARIES recording system.

Seven of our crews utilize the new state-of-the-art ARAM ARIES recording systems.  These systems employ cable telemetry technology enhanced by multiple baseline and redundant cable connections that provide seismic data acquisition services with increased reliability.  The other crew utilizes the Opseis Eagle data gathering system. This system employs radio-frequency (“RF”) telemetry technology providing seismic data-gathering services to land-to-water transition areas, rivers, lakes, inaccessible terrain, deserts, and man-made barriers such as highways and cities.

We currently own equipment for eight land-based seismic data acquisition crews and 51 vibration vehicles equipped with Pelton electronics. Each crew consists of approximately 35 to 45 technicians with associated vehicles, geophones, a seismic recording system, energy sources, cables, and a variety of other equipment. Each crew has one central recording vehicle which captures seismic data. This data is recorded on a CD ROM or data tape which is delivered to a data processing center selected by the customer.

Capital Expenditures

We believe that it is essential to take advantage of advances in seismic technology and to commit capital to purchase and update our equipment cost effectively. Purchasing and updating seismic equipment and technology involves a continuing commitment to capital spending. For fiscal year 2007, capital expenditures were approximately $18,238,000 compared with approximately $24,667,000 for 2006.  The capital expenditures in 2006 were primarily for equipment to field three additional seismic acquisition crews added in 2006 to meet the increased demand for our customers.

Customers and Consultants

Our customers are major and independent oil and natural gas exploration and development companies. The services we provide to our customers vary according to the size and needs of each customer. Our services are marketed by supervisory and executive personnel who contact customers to determine their needs and respond to customer inquiries regarding the availability of crews. Contacts are based principally upon professional relationships developed over a number of years. There are many consultants in the oil and natural gas industry who process and interpret seismic data for oil and natural gas companies. These consultants can have an influence in determining which company their customers use to acquire seismic data.

In order to avoid potential conflicts of interest with our customers, we do not participate in oil and natural gas ventures. The results of a seismic survey conducted for a customer belong to that customer. All of our customers’ information is maintained in strictest confidence.

Contracts

Our contracts are obtained either through competitive bidding or as a result of customer negotiations. Our services are conducted under general service agreements for seismic data acquisition services which define certain obligations for us and for our customers. A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party upon 60 days’ advance written notice, is entered into for every project. We currently operate under supplemental agreements that are either “turnkey” agreements providing for a fixed fee to be paid to us for each unit of data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project or projects.

Competition

The acquisition of seismic data for the oil and natural gas industry is a highly competitive business. There are approximately 61 seismic crews currently operating in the continental United States. Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although factors other than price, such as crew safety performance history and technological and operational expertise, are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are Dawson Geophysical Company, Geo Kinetics, Inc., Petroleum Geo Services, and to a lesser extent, CGG-Veritas. In addition to the previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two crews.  We believe that our long-term industry expertise, the customer relationships developed over our history, and our financial stability give us an advantage over most of our competitors in the industry.

Employees

As of December 31, 2007, we employed a total of 619 full-time (non-union) employees, of which 16 consisted of management, sales, and administrative personnel with the remainder being crew and crew support personnel. We also hire contract labor for our crews on an as-needed basis. We believe our relationship with our employees to be satisfactory.

Data Bank

We own a data bank which contains gravity data, and to a lesser extent magnetic data, from many of the major oil and natural gas producing areas located within the United States. We do not have a seismic data bank. Our data bank information has been amassed through participatory surveys as well as speculative surveys historically funded by us alone. All data and interpretations may be licensed to customers at a fraction of the cost of newly acquired data. However, the licensing of this data is not a significant portion of our revenues.

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

We do not carry insurance against certain risks that we could experience such as business interruption resulting from equipment maintenance or weather delays. We obtain insurance against certain property and personal casualty risks and other risks when such insurance is available and when our management considers it advisable to do so. Currently, our insurance coverage consists of employers liability with limits of $1,000,000 per accident and $2,000,000 in the aggregate, commercial general liability of $1,000,000 per accident and $2,000,000 in the aggregate, pollution liability of $1,000,000 per accident and $2,000,000 in the aggregate, and automobile liability with a $1,000,000 combined single limit, and a $10,000,000 umbrella policy. Our general service agreements require us to have specific amounts of insurance. There can be no assurance, however, that any insurance obtained by us will be adequate to cover any losses or liabilities, or that this insurance will continue to be available or available on terms which are acceptable to us. Liabilities for which we are not insured, or which exceed the policy limits of our applicable insurance, could have a material adverse effect on us.

ITEM 1A.  RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information included in this Form 10-K before purchasing our common stock. Although the risks described below are the risks that we believe are material, they are not the only risks relating to our business and our common stock. Additional risks and uncertainties, including those that are not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition, or results of operations. If any of the events described below occur, our business and financial results could be materially and adversely affected. The market price of our common stock could decline due to any of these risks, perhaps significantly, and you could lose all or part of your investment.

Company Risks

We have a history of losses, and we may incur losses again.

Although we reported net income of approximately $7,607,000 and $8,111,000 for the years ended December 31, 2007 and 2006, and net income (before dividend requirements on preferred stock) of approximately $6,201,000 for the year ended December 31, 2005, we have a history of losses with only five profitable years since 1998.  In 2004, we had net income (before dividend requirements on preferred stock) of approximately $2,868,000, and in 2003 we had net income (before dividend requirements on preferred stock) of approximately $555,000. Our ability to be profitable in the future will depend on many factors beyond our control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Growing businesses often have difficulty managing their growth. If our growth strategy is successful, significant demands will be placed on our management, accounting, financial, information, and other systems and on our business. We will have to expand our management and continue recruiting and employing experienced executives and key employees capable of providing the necessary support. In addition, to manage our anticipated growth we will need to continue to improve our financial, accounting, information, and other systems.  Doing so could cause substantial additional expenses that could harm our financial results. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could materially impair our business.

We are dependent upon significant customers.

During 2007 our two largest customers accounted for approximately 22.0 % of revenues.  During 2006 no customer accounted for 10% of our revenues.  During 2005 our two largest customers accounted for approximately 22.2% of revenues.  In the past we have derived a significant amount of our revenues from a small number of oil and natural gas exploration and development companies.  While our revenues are derived from a concentrated customer base, our significant customers may vary between years. If we lose one or more major customers in the future, or if one or more customers encounter financial difficulties, our business, financial condition, and results of operations could be materially and adversely affected.

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

Certain assets that are critical to our operations, including three of our ARAM ARIES recording systems, are pledged as collateral to our equipment lenders and could be subject to foreclosure in the event that we default on our indebtedness having 36 to 48 month terms. We currently have debt obligations covering the purchase of three of our seven ARAM ARIES recording systems that require monthly payments between approximately $94,000 and $114,000 for the second ARAM ARIES recording system, between approximately $106,000 and $130,000 for the fourth ARAM ARIES recording system, and between approximately $86,000 and $108,000 for the seventh ARAM ARIES recording system. These debt obligations mature in June 2008, December 2008, and December 2011, respectively.  Any decline in our operations could inhibit our ability to make these substantial monthly payments. In light of the short terms of these notes, a failure to make the monthly payments on these notes could cause our lenders to promptly foreclose on the assets securing these notes. The foreclosure of certain of our core assets securing these notes could severely limit our ability to continue operations.

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

We do not carry insurance against certain risks that we could cause losses, including business interruption resulting from equipment maintenance or weather delays. We obtain insurance against certain property and personal casualty risks and other risks when such insurance is available and when our management considers it advisable to do so. Our current insurance coverage consists of employers liability with limits of $1,000,000 per accident and $2,000,000 in the aggregate, commercial general liability of $1,000,000 per accident and $2,000,000 in the aggregate, pollution liability of $1,000,000 per accident and $2,000,000 in the aggregate, and automobile liability with a $1,000,000 combined single limit, and a $10,000,000 umbrella policy.

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

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to maintain compliance with Section 404 or if the costs related to maintaining compliance are significant, our profitability, stock price, and results of operations and financial condition could be materially adversely affected.

If we are unable to maintain adequate internal controls, in accordance with Section 404, as such standards are amended, supplemented, or modified from time to time we may not be able to ensure that we have effective internal controls over financial reporting in accordance with Section 404 on an ongoing basis.  Failure to achieve and maintain effective internal controls could have a material adverse effect on our stock price.  In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing, and/or require additional expenditures to comply with these requirements, each of which could negatively impact our business, profitability, and financial condition.

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

Our stock price is subject to significant volatility. Overall market conditions including a decline in oil and natural gas prices, in addition to other risks and uncertainties described in this “Risk Factors” section and elsewhere in this Form 10-K, could cause the market price of our common stock to fall. The high and low sales prices of our common stock for the twelve months ended December 31, 2007, were $12.55 and $7.55, respectively.

Our common stock is listed on the NASDAQ Stock Market LLC under the symbol “TGE.” However, daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities. For example, since November 6, 2007, when we began trading on the NASDAQ Stock Market LLC, our daily trading volume has been as low as 2,800 shares.  In addition, our common stock traded on the American Stock Exchange under the symbol “TGE” from April 18, 2005 until November 5, 2007.  During this period of time our daily trading volume was as low as 1,600 shares.  It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.

Our officers and directors own a large percentage of our common stock, and they may exercise control over our business and affairs.

Our officers and directors as a group beneficially own approximately 27.9% of our common stock. As a result, they will continue to be able to exercise significant influence, and in most cases control, over matters requiring shareholder approval, including the election of directors, changes to our charter documents, and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The continued concentrated ownership of our common stock will make it difficult for another company to acquire us and for you to receive any related takeover premium for your shares (unless the controlling group approves the acquisition).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY.

In April of 2004, we executed an addendum to our lease of a facility in Plano, Texas, that includes approximately 10,500 square feet of office and warehouse space and an outdoor storage area of approximately

20,000 square feet.  The monthly rent is $6,878.  This facility is used to repair geophysical equipment and housed our corporate offices until September of 2006.  In September of 2005, we leased an additional facility, in Plano, Texas, with approximately 10,000 square feet of office and warehouse space and an additional 10,000 square feet of outdoor storage to accommodate our recent growth.  This facility is used primarily to repair geophysical equipment.  The monthly rent is $3,542.  In January of 2006, we leased a 600 square foot facility in Houston, Texas, to be used as a sales office.  The monthly rent is $553.    In July of 2006, we entered into a lease for 7,269 square feet of office space located in Plano, Texas.  In September of 2006, we relocated our corporate offices to this facility.  The monthly rent is $10,298.  In October of 2006, we leased an 800 square foot facility in Oklahoma City, Oklahoma, to be used as a sales office.  The monthly rent is $665.  In September of 2007, we leased a 1,130 square foot facility in Denver, Colorado, to be used as a sales office.  The monthly rent is $2,213. The Company is not responsible for insuring these facilities.  The conditions of these facilities are good, and we believe that these properties are suitable and adequate for our foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a defendant in various legal actions that arose or may arise out of the normal course of business.  In our opinion, none of these actions have or will result in any significant loss to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted by the Company, during the fourth quarter of the fiscal year ended December 31, 2007, to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Prices

From May 25, 2002, through April 15, 2005, our common stock was traded over-the-counter on the National Association of Securities Dealers, Inc. Over-The-Counter Bulletin Board System (using the trading symbol “TGCI”).  Because of our improved financial condition which has led to a substantial increase in our stock price and the market value of our publicly-held shares, we qualified for, and began trading on, the American Stock Exchange (“AMEX”) on April 18, 2005, under our current trading symbol “TGE.”  On October 26, 2007, we announced that our board of directors approved the decision to switch the listing of our common stock from the American Stock Exchange to the NASDAQ Global Select Market (“NASDAQ.”)  As a result, on November 6, 2007, our stock began trading on the NASDAQ under the symbol “TGE.”

In the following table, the prices shown through November 5, 2007, represent the high and low sales prices reported for our common stock on the AMEX.  Beginning on November 6, 2007, the following table shows the high and low sales prices reported for our common stock on the NASDAQ.  On April 27, 2007 and April 25, 2006, the Company paid 5% stock dividends to stockholders of record at the close of business on April 13, 2007 and April 11, 2006, respectively.  All prior share and per share amounts have been restated to reflect the stock dividend.

	2007		2006
	High	Low	High	Low

1st quarter	$9.35	$7.55	$11.15	$6.78
2nd quarter	12.55	8.50	15.45	9.15
3rd quarter	11.49	8.55	12.25	7.13
4th quarter	11.86	8.23	9.84	7.25

The number of shareholders of record of TGE’s common stock as of February 29, 2008, was 155.  Due to the number of shares held in nominee or street name, we believe that there are a significantly greater number of beneficial owners of our common stock.  As of such date, CEDE & CO. held 13,410,915 shares in street name.  On February 29, 2008, our common stock was quoted at a closing sales price of $7.96.

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

Performance Graph

The following graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission, and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, respectively.

The following graph sets forth the five-year cumulative total stockholder return, which assumes reinvestment of dividends, of a $100 investment beginning in the Company’s common stock, a peer group made up of companies in the Philadelphia Oil Service Sector Index, and the S&P 500 Stock Index.  The Philadelphia Oil Service Sector Index consists of far larger companies that provide a variety of services as compared to the land-based geophysical services provided by the Company.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s financial statements and notes thereto included it Item 8, “Financial Statements and Supplementary Data.”  No cash dividends were declared in any of the five years shown below:

	Year Ended December, 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
Statement of Income Data:

Revenues	$90,396	$67,760	$30,852	$20,084	$8,468

Net income	7,607	8,111	6,201	2,868	555

Income allocable to common stockholders	$7,607	$8,111	$5,996	$2,568	$252

Net Income per common share - basic	$0.46	$0.49	$0.67	$0.40	$0.04

Net Income per common share - diluted	$0.46	$0.49	$0.43	$0.22	$0.04

Weighted average number of common Shares outstanding - basic	16,541	16,448	8,958	6,342	6,115

Weighted average number of common Shares outstanding - diluted	16,622	16,567	14,368	13,058	6,923

Total assets	$61,162	$56,400	$41,246	$9,324	$2,759

Long-term debt, less current maturities	3,769	3,064	6,199	1,770	183

Stockholders’ equity	$42,922	$35,043	$26,605	$4,570	$1,943

In October of 2005, the Company completed a public offering of approximately 5,786,000 (not adjusted for the 5% stock dividends paid in 2007 and 2006) shares of common stock. The weighted average number of equivalent common shares outstanding in 2005 reflect these additional shares for a portion of the year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-K. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include those discussed in “Business,” “Forward-Looking Statements,” and “Risk Factors.”

Executive Overview

The Company is a leading provider of seismic data acquisition services throughout the continental United States. We currently operate eight seismic crews. These seismic crews supply seismic data to companies engaged in the domestic exploration and development of oil and natural gas on land and in land-to-water transition areas. Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.

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

Currently, the seismic data acquisition industry is made up of a number of companies divided into two groups. The first group is made up of five publicly-traded companies with long operating histories which field numerous crews and work in a number of different regions and terrain. This group includes us, Dawson Geophysical Company, Geo Kinetics, Inc., CGG-Veritas, and Petroleum Geo Services. These companies field approximately 50% of the estimated 61 seismic crews currently operating in the continental U.S. The second group is made up of smaller companies who generally run one or two seismic crews and often specialize in specific regions or types of operation.

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

The acquisition of seismic data for the oil and natural gas industry is a highly competitive business. There are approximately 61 seismic crews currently operating in the continental United States. Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although factors other than price, such as crew safety performance history, and technological and operational expertise, are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are Dawson Geophysical Company, Geo Kinetics, Inc., Petroleum Geo Services, and to a lesser extent, CGG-Veritas. In addition to the previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two crews. We believe that our long-term industry expertise, the customer relationships developed over our history, and our financial stability give us an advantage over most of our competitors in the industry.

Results of Operations

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

Revenues. Our revenues were $90,395,872 for the year ended December 31, 2007 compared to $67,760,306 for the same period of 2006, an increase of 33.4%. This increase in revenues was attributable to several factors, including operating eight seismic data acquisition crews for twelve months in 2007 compared with six crews the first four months, seven crews for the next five months and eight crews for the last three months of the same period of 2006, as well as the fact that approximately 34% of revenues in the year ended December 31, 2007 were derived from lower margin shot-hole contracts compared with approximately 25% for the same period of 2006. These shot-hole contracts typically generate higher revenues but lower gross margins than vibroseis contracts due to higher third party costs that are included in revenues and have little or no margin associated with them.

Cost of services. Our cost of services was $60,445,783 for the year ended December 31, 2007 compared to $40,831,650 for the same period of 2006, an increase of 48%. This increase was attributable to several factors: (1) the increase in revenues in the year ended December 31, 2007 compared to the same period of 2006; (2) the adverse weather conditions in January and February 2007 in Colorado and Kansas; (3) the severe flooding conditions in the Mid-continent and Southwestern areas of the United States during the second quarter of 2007; (4) severe weather conditions in the month of July 2007 that negatively impacted our revenue by approximately 18% and our pretax income by approximately 62%; and (5) the higher third party costs associated with the additional shot-hole contracts in 2007 compared to 2006. As a percentage of revenues, cost of services was 66.9% for the year ended December 31, 2007 compared to 60.3% for the same period of 2006.

Selling, general, and administrative expenses. SG&A expenses were $3,864,810 for the year ended December 31, 2007 compared to $2,988,892 for the same period of 2006, an increase of 29.3%. This increase was primarily attributable to additional expenses associated with additional selling and administrative personnel, additional compensation expense for deferred stock-based compensation, increased insurance costs, and additional expenses associated with the operation of eight crews during the entire year of 2007 compared to six crews the first four months, seven crews the next five months, and eight crews for the last three months of the same period of 2006. SG&A expense as a percentage of revenues was 4.3% for the year ended December 31, 2007 compared to 4.4% for the same period of 2006.

Depreciation and amortization expense. Depreciation and amortization expense was $12,743,065 for the year ended December 31, 2007 compared to $9,540,171 for the same period of 2006, an increase of 33.6%. This increase was primarily attributable to depreciation and amortization expense associated with capital expenditures of approximately $18,200,000 since January 1, 2007. This increase was partially offset by a decrease in depreciation expense in the third and fourth quarters of 2007 as a result of an increase in the estimated useful life of certain seismic equipment. See Change In Accounting Estimate Note B of Notes to Financial Statements in Item 8. Depreciation and amortization expense as a percentage of revenues was 14.1% for the fiscal years of 2007 and 2006.

Income from operations. Income from operations was $13,342,214 for the year ended December 31, 2007 compared to $14,399,593 for the same period of 2006, a decrease of 7.3%. This decrease was primarily attributable to the increase in cost of services, SG&A, and depreciation and amortization expense, partially offset by an increase in revenues. EBITDA increased $2,145,515 to $26,085,279 for the year ended December 31, 2007 from $23,939,764 for the same period of 2006, an increase of 9%. This increase was primarily attributable to the increase in depreciation referred to immediately above. For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, see the section entitled “Non GAAP Financial Measure” which follows.

Interest expense. Interest expense was $604,616 for the year ended December 31, 2007 compared to $780,782 for the same period of 2006. This decrease was primarily attributable to the reduction of debt.

Income tax expense. Income tax expense was $5,130,165 for the year ended December 31, 2007 compared to $5,507,386 for the same period of 2006. The effective tax rate for the year ended December 31, 2007 was 40.3% compared to 40.4% for the same period of 2006. As of December 31, 2004, the Company had net operating loss carryforwards of approximately $4,980,000 available to offset future taxable income. These net operating loss carryforwards were fully utilized during 2005. As a result, the Company began incurring federal (and various state income) taxes in 2006 at regular statutory rates.

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

Selling, general, and administrative. SG&A expenses include the wages and salaries of administrative and sales personnel, as well as other general overhead costs not directly related to field operations. SG&A expenses were $2,988,892 for the year ended December 31, 2006, compared to $2,149,350 for the same period of 2005, an increase of 39.1%. This increase was primarily attributable to additional expenses associated with additional personnel in 2006 compared to 2005 and increased selling expenses associated with the higher revenues and level of activity.

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

Income from operations. Income from operations was $14,399,593 for the year ended December 31, 2006, compared to $7,349,259 for the same period of 2005, an increase of 95.9%. This increase was primarily attributable to the increase in revenues partially offset by increases in our cost of services, SG&A, and depreciation and amortization expenses. EBITDA increased $13,389,269 to $23,939,764 for the year ended December 31, 2006, from $10,550,495 in the same period of 2005, an increase of 126.9%. This increase was primarily attributable to the increase in income, revenues, and depreciation referred to immediately above. For a definition of EBITDA, a reconciliation of EBITDA to net income, and a discussion of EBITDA, see the section entitled “Non-GAAP Financial Measure” which follows.

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

The following table reconciles our EBITDA to our net income:

	Year Ended
	December 31,
	2007	2006	2005

Net income	$7,607,433	$8,111,425	$6,200,778

Depreciation and amortization expense	12,743,065	9,540,171	3,201,236

Interest expense	604,616	780,782	364,848

Income tax expense	5,130,165	5,507,386	783,633

EBITDA	$26,085,279	$23,939,764	$10,550,495

Liquidity and Capital Resources

Liquidity

Cash flows from operating activities.

Net cash provided by operating activities was $14,839,414 for the year ended December 31, 2007, compared to $28,684,807 for the same period of 2006. The $13,845,393 decrease was principally attributable to the timing of receipt and payment of invoices, the timing of billings and revenue recognition, and the mix of contracts. Changes in significant components of net cash provided by operations were a $503,992 change in net income, a $3,202,894 change in depreciation and amortization expense, a $1,953,753 change in trade accounts receivable, a $2,004,510 change in costs and estimated earnings in excess of billings on uncompleted contracts, a $5,008,040 change in trade accounts payable, and a $7,558,124 change in billings in excess of costs and estimated earnings on uncompleted contracts.

Working capital increased $4,310,917 to $5,489,297 as of December 31, 2007, from the December 31, 2006, working capital of $1,178,380. This increase was due primarily to an increase in trade accounts receivable of $4,942,511, a decrease in trade accounts payable of $2,020,721, and a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $2,819,294 (partially offset by a decrease in cash and cash equivalents of $4,884,943).

Cash flows used in investing activities.

Net cash used in investing activities was $12,661,703 for the year ended December 31, 2007, and $22,889,549 for the year ended December 31, 2006. The $10,227,846 decrease was mainly due to a decrease in cash related capital expenditures during 2007 of $10,011,150.

Cash flows provided by (used in) financing activities.

Net cash used in financing activities was $7,062,654 for the year ended December 31, 2007, and $5,905,898 for the year ended December 31, 2006. The change was due primarily to an increase in principal payments on notes payable of $558,984 and an increase in principal payments on capital lease obligations of $343,737 (partially offset by the redemption of stock purchase warrants of $262,571).

Capital expenditures.

During the year ended December 31, 2007, capital expenditures of $18,238,399 were used to acquire additional seismic equipment and vehicles. This additional seismic equipment primarily included a new ARAM ARIES recording system to convert one of our Opseis crews to an ARAM recording crew, additional recording channels for our ARAM ARIES recording crews, and six new vibration vehicles for our recording crews. The additional vehicles were primarily replacement units for vehicles that had reached the end of their service life. In January 2008, the Company entered into a loan agreement with a bank to provide financing, of approximately $2,600,000, for the purchase of 8 new vibration vehicles. The loan, which matures in February 2013, provides for payments of interest only beginning March 1, 2008 in arrears on the outstanding principal at a fixed interest rate of 6.35%. Beginning June 1, 2008, the loan provides for monthly payments of principal and interest which will be sufficient to amortize the principal balance over the remaining term of the loan at a fixed interest rate of 6.35%. All 8 vibration vehicles are scheduled to be delivered in the first quarter of 2008. In February 2008, the Company exercised its purchase option for the 3,000 channels of ARAM ARIES seismic recording equipment it had been renting. In March 2008, the Company entered into a loan agreement with a commercial lender to provide approximately $3,000,000 in financing. The loan is for a period of 48 months at a fixed interest rate of 5.75% and provides for monthly payments of approximately $62,000 plus interest. Approximately $1,900,000 of the loan proceeds were used to purchase the rented equipment. The balance, of approximately $1,100,000, was used to replace an existing loan the Company had with the lender. Although we do not budget for our capital expenditures, we may purchase additional equipment during 2008 as the demand for our services increases.

Capital Resources

Historically, we have relied on cash generated from operations and short-term borrowings from commercial banks and equipment lenders and loans from directors to fund our working capital requirements and capital expenditures.

In April of 2005, we entered into a revolving credit agreement with a commercial bank. On September 16, 2005, we amended our revolving line of credit under which we could borrow, repay, and re-borrow, from time to time until September 16, 2006, up to $3,500,000. Effective September 16, 2006, we renewed our revolving credit agreement and increased the borrowing limit from $3,500,000 to $5,000,000. Effective September 16, 2007, we renewed our revolving credit agreement in the amount of $5,000,000. The revolving credit agreement will expire on September 16, 2008. Our obligations under this agreement are secured by a security interest in our accounts receivable. Interest on the outstanding amount under the line of credit loan agreement is payable monthly at the prime rate of interest. The credit loan agreement provides for non-financial and financial covenants including a minimum debt service coverage ratio in excess of 2.0 to 1.0 and a ratio of debt to worth not in excess of 1.25 to 1.0. As of December 31, 2007, we had no borrowings outstanding under the line of credit loan agreement.

In June of 2005, we completed a $3,366,253 loan transaction with a commercial lender for the purpose of providing funds for the purchase of our second new ARAM ARIES recording system. This loan is repayable over a period of 36 months at a fixed per annum interest rate of 7.25%. This loan is collateralized by the new recording system equipment and the recording vehicles and two semi-trailers that transport the newly purchased equipment between jobs. During the third quarter of 2005, we obtained financing from a commercial lender for $858,705 of the purchase price of three new buggy mounted vibration vehicles for a period of 36 months at a fixed per annum simple interest rate of 7.25%. These loans are collateralized by the three new buggy mounted vibration vehicles. In December of 2005, we completed a $3,791,338 loan transaction with a commercial lender for the purpose of providing funds for the purchase of our fourth new ARAM ARIES recording system. This loan is repayable over a period of 36 months at a fixed per annum interest rate of 7.78%. This loan is collateralized by the new recording system equipment. In December of 2007, we completed a $4,120,254 loan transaction with a commercial lender for the purpose of providing funds for the purchase of our seventh new ARAM ARIES recording system. This loan is repayable over a period of 48 months at a fixed per annum interest rate of 6.38%. This loan is collateralized by the new recording system equipment and the recording vehicles and two semi-trailers that transport the newly purchased equipment between jobs.

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

Our board of directors approved a resolution providing for the redemption of all of our outstanding 8½% Senior Convertible Preferred Stock upon the consummation of our public offering in October of 2005. Under the terms of the resolution creating such 8½% Senior Convertible Preferred Stock, each share was redeemable at $1.75 per share, and each holder of our 8½% Senior Convertible Preferred Stock had an option to convert each share of our 8½% Senior Convertible Preferred Stock into one share of our common stock. All of the holders of our 8½% Senior Convertible Preferred Stock elected to convert their shares of 8½% Senior Convertible Preferred Stock into shares of our common stock. As a result, in October of 2005 all of the outstanding shares of our 8½% Senior Convertible Preferred Stock were converted into shares of our common stock.

In April of 2004, we executed an addendum to our lease of a facility in Plano, Texas, that includes approximately 10,500 square feet of office and warehouse space and an outdoor storage area of approximately 20,000 square feet. This facility is used to repair geophysical equipment and housed our corporate offices until September of 2006. In September of 2005, we leased an additional facility, in Plano, Texas, with approximately 10,000 square feet of office and warehouse space and an additional 10,000 square feet of outdoor storage to accommodate our recent growth. This facility is used primarily to repair geophysical equipment. In January of 2006, we leased a 600 square foot facility in Houston, Texas, to be used as a sales office. In July of 2006, we entered into a lease for 7,269 square feet of office space located in Plano, Texas. In September of 2006, we relocated our corporate offices to this facility. In October of 2006, we leased an 800 square foot facility in Oklahoma City, Oklahoma, to be used as a sales office. In September of 2007, we leased a 1,130 square foot facility in Denver, Colorado, to be used as a sales office.

Contractual Obligations

The following table summarizes payments due in specific periods related to our contractual obligations as of December 31, 2007:

	Payments Due by Period (1)
		Within			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Contractual Obligations
Operating lease obligations	$723	$274	$304	$145	$—
Debt obligations	$6,392	$3,302	$2,060	$1,030	$—
Capital lease obligations	$1,898	$1,219	$679	$—	$—
Total	$9,013	$4,795	$3,043	$1,175	$—

(1)          See “Capital Resources” above for a discussion of the contractual obligations we have incurred since December 31, 2007.

We believe that our capital resources, including our short-term investments, funds available under our line of credit loan agreement, and cash flow from operations, are adequate to meet our current operational needs. We believe that we will be able to finance our 2008 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our line of credit loan agreement. However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance which is subject to the risks inherent in our business.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no off-balance sheet arrangements.

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

Revenue Recognition

Seismic Surveys

The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers. A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party upon 60 days advance written notice, is entered into for every project. These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project. The duration of these projects will vary from a few days to several months. The Company recognizes revenue when services are performed under both types of agreements. Services are defined as the commencement of data acquisition. Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement, and revenue is recognized as services are performed on a per unit of seismic data acquired rate. Under term agreements, revenue is recognized as services are performed based on the time worked rate provided in the term agreement. Under both turnkey and term agreements, cost of earned revenue is recognized by multiplying total estimated agreement cost by the percentage-of-completion of the agreement. The excess of that amount over the cost of earned revenue reported in prior periods is recognized as cost of earned revenue for the period. Agreements are not segmented nor combined for purposes of calculating percentage of completion. The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents cost incurred on turnkey agreements in excess of billings on those agreements. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of cost on those agreements. Claims have been negligible in the years ended December 31, 2007, 2006, and 2005.

Gravity Data

The Company owns a data bank which contains gravity data, and to a lesser extent magnetic data, from many of the major oil and natural gas producing areas located within the U.S. When an order for gravity data is received, the portion of gravity data requested by the customer is prepared in digital format for licensing and shipment to the customer. This process is performed by an employee in the Company’s headquarters office and normally takes a few days at the most. The licensing of gravity data is not a material part of the Company’s revenue. Gravity data revenue during the years ended December 31, 2007, 2006, and 2005 was approximately $187,300, $500, and $230,400, respectively.

Allowance for Doubtful Accounts

We prepare our allowance for doubtful accounts receivable based on our past experience of historical write-offs, our current customer base, and our review of past due accounts. The inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of our customers.

Impairment of Long-lived Assets

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

Depreciable Lives of Property, Plant, and Equipment

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

Tax Accounting

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

Stock Based Compensation

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

Effective January 1, 2006, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment (SFAS 123R),” for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method.  We recognize the fair value of the stock-based compensation awards as wages in the Statements of Income on a straight-line basis over the vesting period.  Such implementation is expected to have minimal impact on our results of operations, financial position, and liquidity.  The adoption of SFAS 123R resulted in the recognition of compensation expense, relative to stock-based awards, in wages in the Statements of Income of approximately $430,000, or approximately $.03 per share, for the year ended December 31, 2007 and  $306,000, or approximately

$0.02 per share, for the year ended December 31, 2006.  In accordance with the modified prospective application method permitted by SFAS 123R, prior period amounts have not been restated to reflect the recognition of stock-based compensation costs.

In April of 2006, 101,325 shares of restricted stock were issued to employees of the Company under the Company’s 2006 Stock Award Plan (“2006 Stock Award Plan”).  In August 2007, 18,000 shares of restricted stock were issued to employees of the Company under the 2006 Stock Award Plan.  As of December 31, 2007, there was approximately $621,000 of unrecognized compensation expense related to our two-share based compensation plans.

Recently Issued Accounting Pronouncements

In July of 2006, FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” was issued.  FIN 48 prescribes a recognition threshold and measurement attribute for tax positions.  The Company adopted FIN 48 at the beginning of fiscal year 2007 which did not have a material impact on the financial statements.

In September of 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material effect on its financial position, results of operations, or cash flows.

In September of 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of SFAS No. 87, 88, 106, and 132(R),” was issued, SFAS No. 158 requires the funded status of pension and postretirement plans to be recorded as assets or liabilities and unrecognized gains or losses to be recorded as accumulated other comprehensive loss in the balance sheet.  The Company has no defined benefit pension or other postretirement plans.  As a result, SFAS No. 158 did not have an effect on the Company’s results.

In February of 2007, the FASB issued SFAS No. 159 (“SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is evaluating the impact of SFAS 159 on its financial statements.

In December of 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations,” (SFAS 141R) effective for fiscal years beginning after December 15, 2008.  Under SFAS 141R an acquiring entity in a business combination is required to recognize all assets acquired and liabilities assumed in the transaction.  The revised standard also establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed.  The rule requires an acquirer to disclose all of the information users may need to evaluate and understand the nature and financial effect of the business combination.  The Company is currently evaluating SFAS 141R and does not expect these new rules to have a material impact on the Company’s overall results of operations, financial position, or cash flows.

In December of 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interest in Consolidated Financial Statements – an amendment of ARB No. 51,” (SFAS 160) effective for fiscal years beginning after December 15, 2008.  SFAS 160 requires all entities to report non-controlling (minority) interest in subsidiaries as equity in the consolidated financial statements.  Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and non-controlling interest. The Company is currently evaluating SFAS 160 and does not expect these new rules to have a material impact on the Company’s overall results of operations, financial position or cash flows.

Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition during the past three years.

Information Regarding Forward-Looking Statements

This Form 10-K includes “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our view with respect to future events. We base these forward-looking statements on our current expectations and projections about future events. These forward looking statements are subject to risks, uncertainties, and assumptions about the Company, including:

•                  dependence upon energy industry spending for seismic data acquisition services;

•                  the unpredictable nature of forecasting weather;

•                  the potential for contract delay or cancellation;

•                  the potential for fluctuations in oil and natural gas prices; and

•                  the availability of capital resources.

We use the words “may,” “will,” “can,” “could,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “target,” “continue,” “intend,” “plan,” “budget,” and other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of results of operations or of our financial condition, and/or state other “forward-looking” information. We do not undertake any obligation to update or revise publicly any forward-looking statements, except as required by law. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this Form 10-K.

We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict or over which we have no control. When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Form 10-K and other factors noted throughout this Form 10-K. There are many risks, uncertainties, and events that may cause our actual results to differ materially from those contained in any forward-looking statement. Please read the section entitled “Risk Factors” for a discussion of certain risks of our business and an investment in our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any hedging agreements or swap agreements. Our principal market risk is the risk related to the concentration of our customers in the oil and natural gas industry. Since all of our customers are involved in the oil and natural gas industry, there may be a positive or a negative effect on our exposure to credit risk in that our customers may be similarly affected by changes in economic and industry conditions. For the year ended December 31, 2007, our top two customers accounted for approximately 12.1% and 9.9% of our revenues.  For the year ended December 31, 2006, no customer accounted for 10% or more of our revenues.  For the year ended December 31, 2005, our top two customers accounted for approximately 11.6% and 10.6% of our revenues.

For further information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements

December 31, 2007, 2006, and 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and

Shareholders of TGC Industries, Inc.

We have audited the accompanying balance sheets of TGC Industries, Inc. as of December 31, 2007 and 2006, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the company’s management.  We also have audited TGC Industries, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  TGC Industries, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TGC Industries, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, TGC Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ Lane Gorman Trubitt, L.L.P.
Dallas, Texas
March 12, 2008

TGC Industries, Inc.

BALANCE SHEETS

December 31,

	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,503,826	$9,388,769
Trade accounts receivable	12,391,113	7,448,602
Costs and estimated earnings in excess of billings on uncompleted contracts	297,528	989,451
Prepaid expenses and other	712,614	508,925
Prepaid federal income tax	100,418	183,705
Current deferred tax asset	—	9,075
Total current assets	18,005,499	18,528,527

PROPERTY AND EQUIPMENT - at cost
Machinery and equipment	71,441,785	55,234,222
Automobiles and trucks	7,770,646	6,609,057
Furniture and fixtures	348,103	342,447
Leasehold improvements	14,994	14,994
	79,575,528	62,200,720
Less accumulated depreciation And amortization	(36,645,143)	(24,552,074)
	42,930,385	37,648,646

Goodwill	201,530	201,530
Other Assets	24,642	20,817
	226,172	222,347

	$61,162,056	$56,399,520

The accompanying notes are an integral part of these statements.

TGC Industries, Inc.

BALANCE SHEETS – Continued

December 31,

	2007	2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable	$2,931,264	$4,951,985
Accrued liabilities	1,724,078	1,111,023
Billings in excess of costs and estimated earnings on uncompleted contracts	3,340,220	6,159,514
State income taxes payable	—	415,501
Current maturities of notes payable	3,301,903	3,629,395
Current portion of capital lease obligations	1,218,737	1,082,729

Total current liabilities	12,516,202	17,350,147

NOTES PAYABLE, less current maturities	3,090,191	2,046,908

CAPITAL LEASE OBLIGATIONS, less current portion	679,074	1,017,154

LONG-TERM DEFERRED TAX LIABILITY	1,955,047	942,153

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 4,000,000 shares authorized;

8.5% senior convertible preferred stock; -0- shares issued and outstanding At December 31,2007 and 2006, respectively	—	—

8% Series C convertible exchangeable preferred stock; -0- shares issued and outstanding at December 31, 2007 and 2006, respectively	—	—

Common stock, $.01 par value; 25,000,000 shares authorized; 16,595,047 And 15,753,396 issued at December 31, 2007 and 2006, respectively	165,950	157,535
Additional paid-in capital	26,503,158	26,461,640
Unearned restricted stock compensation	(601,190)	(822,208)
Retained earnings	17,110,947	9,503,514
Treasury stock, at cost, 37,803 shares	(257,323)	(257,323)
	42,921,542	35,043,158

	$61,162,056	$56,399,520

The accompanying notes are an integral part of these statements.

TGC Industries, Inc.

STATEMENTS OF INCOME

Years Ended December 31,

	2007	2006	2005

Revenue	$90,395,872	$67,760,306	$30,851,963

Cost and expenses
Cost of services	60,445,783	40,831,650	18,152,118
Selling, general and administrative	3,864,810	2,988,892	2,149,350
Depreciation expense	12,743,065	9,540,171	3,201,236
	77,053,658	53,360,713	23,502,704

Income from operations	13,342,214	14,399,593	7,349,259

Interest expense	604,616	780,782	364,848

Income before income taxes	12,737,598	13,618,811	6,984,411

Income tax expense	5,130,165	5,507,386	783,633

NET INCOME	7,607,433	8,111,425	6,200,778

Less dividend requirements on preferred stock	—	—	(204,989)

Income allocable to common stockholders	$7,607,433	$8,111,425	$5,995,789

Earnings per common share
Basic	$0.46	$0.49	$0.67
Diluted	$0.46	$0.49	$0.43

Weighted average number of shares outstanding
Basic	16,541,241	16,447,866	8,958,058
Diluted	16,621,697	16,566,858	14,368,192

The accompanying notes are an integral part of these statements.

TGC Industries, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional	Retained	Unearned
	Preferred stock		Common stock		Paid-in	earnings	Restricted	Treasury
	Shares	Amount	Shares	Amount	Capital	(deficit)	Stock	stock	Total
Balances at January 1, 2005	2,835,914	$2,835,914	6,102,067	$61,021	$6,697,133	$(4,808,689)	$—	$(215,314)	$4,570,065
Cash dividends on preferred stock	—	—	—	—	(233,271)	—		—	(233,271)
Conversion of preferred stock	(2,830,664)	(2,830,664)	2,850,314	28,504	2,802,160	—		—	—
Exercise of stock options	—	—	149,331	1,493	143,580	—		(42,009)	103,064
Redemption of 8% series C convertible preferred stock	(5,250)	(5,250)	—	—	(31,500)	—	—	—	(36,750)
Issuance of common stock	—	—	5,785,700	57,857	39,944,983	—	—	—	40,002,840
Repurchase of stock purchase warrants	—	—	—	—	(24,001,298)	—	—	—	(24,001,298)
Net income	—	—	—	—	—	6,200,778	—	—	6,200,778
Balances at December 31, 2005	—	—	14,887,412	148,875	25,321,787	1,392,089	—	(257,323)	26,605,428
5% common stock dividend	—	—	743,292	7,433	(8,363)	—	—	—	(930)
Exercise of stock options	—	—	26,192	262	20,539	—	—	—	20,801
Issuance of restricted common stock	—	—	96,500	965	1,070,185	—	(1,071,150)	—	—
Amortization of unearned compensation restricted stock awards	—	—	—	—	—	—	248,942	—	248,942
Amortization of compensation cost of unvested stock options	—	—	—	—	57,492	—	—	—	57,492
Net income	—	—	—	—	—	8,111,425	—	—	8,111,425
Balances at December 31, 2006	—	—	15,753,396	157,535	26,461,640	9,503,514	(822,208)	(257,323)	35,043,158
5% common stock dividend	—	—	787,387	7,873	(8,799)	—	—	—	(926)
Options issued to outside Directors	—	—	—	—	75,000	—	—	—	75,000
Issuance of restricted common stock	—	—	18,000	180	188,820	—	(189,000)	—	—
Repurchase of stock warrants	—	—	—	—	(262,571)	—	—	—	(262,571)
Cancellation of restricted stock	—	—	(4,221)	(42)	(29,715)	—	29,757	—	—
Amortization of unearned compensation restricted stock awards	—	—	—	—	—	—	380,261	—	380,261
Amortization of compensation cost of unvested stock options	—	—	—	—	49,854	—	—	—	49,854
Exercise stock options	—	—	39,015	390	28,943	—	—	—	29,333
Shares issued	—	—	1,470	14	(14)
Net income	—	—	—	—	—	7,607,433	—	—	7,607,433
Balances at December 31, 2007	—	$—	16,595,047	$165,950	$26,503,158	$17,110,947	$(601,190)	$(257,323)	$42,921,542

The accompanying notes are an integral part of these statements.

TGC Industries, Inc.

STATEMENTS OF CASH FLOWS

Years Ended December 31,

	2007	2006	2005

Cash flows from operating activities
Net income	$7,607,433	$8,111,425	$6,200,778
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,743,065	9,540,171	3,201,236
Gain on disposal of property and equipment	(132,790)	(56,240)	(122,716)
Non-cash compensation	505,115	306,434	—
Deferred income taxes	1,021,969	1,079,794	(146,716)
Changes in operating assets and liabilities
Trade accounts receivable	(4,942,511)	(2,988,758)	(2,804,760)
Costs and estimated earnings in excess Of billings on uncompleted contracts	691,923	2,696,433	(3,454,360)
Prepaid expenses and other	1,908,209	1,447,215	741,904
Prepaid federal income tax	83,287	134,538	(318,243)
Other assets	(3,825)	(12,605)	(4,817)
Trade accounts payable	(2,020,721)	2,987,319	1,222,884
Accrued liabilities	613,055	514,482	246,315
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,819,294)	4,738,830	762,728
Income taxes payable	(415,501)	185,769	215,381

Net cash provided by operating activities	14,839,414	28,684,807	5,739,614

Cash flows from investing activities
Capital expenditures	(13,008,088)	(21,219,238)	(11,491,786)
Purchase of the assets of Highland Industries	—	(1,800,000)	—
Proceeds from sale of property and equipment	346,385	129,689	133,678

Net cash used in investing activities	(12,661,703)	(22,889,549)	(11,358,108)

Cash flows from financing activities
Principal payments on notes payable	(5,516,361)	(4,957,377)	(2,357,974)
Principal payments on capital lease obligations	(1,312,129)	(968,392)	(619,192)
Proceeds from issuance of debt	—	—	430,581
Proceeds from exercise of stock options	29,333	20,801	103,064
Net proceeds from issuance of common stock	—	—	40,002,839
Redemption of stock purchase warrants	(262,571)	—	(24,001,298)
Redemption of 8% Series C preferred stock	—	—	(36,750)
Payment of dividends	(926)	(930)	(233,271)

Net cash provided by (used in) financing activities	(7,062,654)	(5,905,898)	13,287,999

Net increase (decrease) in cash and cash equivalents	(4,884,943)	(110,640)	7,669,505

Cash and cash equivalents at beginning of year	9,388,769	9,499,409	1,829,904

Cash and cash equivalents at end of year	$4,503,826	$9,388,769	$9,499,409

Supplemental cash flow information
Interest paid	$603,813	$790,171	$333,478
Income taxes paid	$4,448,135	$4,107,285	$1,033,211

Noncash investing and financing activities
Capital lease obligations incurred	$1,110,057	$1,647,918	$1,448,171
Financed equipment purchases	$4,120,254	$—	$7,585,715
Financed insurance premiums	$2,111,898	$1,625,149	$952,175
Restricted stock awards to employees net of cancellations	$159,243	$1,071,150	$—

The accompanying notes are an integral part of these statements

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

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

Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted cash flows estimated to be generated by those assets. No impairment charge was necessary at December 31, 2007, 2006 and 2005.

Income Taxes

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006, and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Revenue Recognition

Seismic Surveys

The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers. A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party upon 60 days advance written notice, is entered into for every project. These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project. The duration of these projects will vary from a few days to several months. The Company recognizes revenue when services are performed under both types of agreements. Services are defined as the commencement of data acquisition. Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement and revenue is recognized as services are performed on a per unit of seismic data acquired rate. Under term agreements, revenue is recognized as services are performed based on the time worked rate provided in the term agreement. Under both turnkey and term agreements, cost of earned revenue is recognized by multiplying total estimated agreement cost by the percentage-of-completion of the agreement. The excess of that amount over the cost of earned revenue reported in prior periods is recognized as cost of earned revenue for the period. Agreements are not segmented nor combined for purposes of calculating percentage of completion. The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts” represents cost incurred on turnkey agreements in excess of billings on those agreements. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of cost on those agreements. Claims have been negligible in the years ended December 31, 2007, 2006, and 2005.

Gravity Data

The Company owns a data bank which contains gravity data, and to a lesser extent magnetic data, from many of the major oil and natural gas producing areas located within the U.S. When an order for gravity data is received, the portion of gravity data requested by the customer is prepared in digital format for licensing and shipment to the customer. This process is performed by an employee in the Company’s headquarters office and normally takes a few days at the most. The licensing of gravity data is not a material part of the Company’s revenue. Gravity data revenue during the years ended December 31, 2007, 2006 and 2005 was approximately $187,300, $500 and $23,400, respectively.

Stock-Based Compensation

Prior to March 2006, the Company had one stock-based compensation plan. The Company now has two stock-based compensation plans, which are described more fully in Note H. Prior to January 1, 2006, the Company accounted for stock options under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost was reflected in net income prior to January 1, 2006, as all options granted under the older plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006 the Company implemented Statement of Accounting Standards (SFAS) No. 123R “Share Based Payment (SFAS 123R)” for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method. The Company recognizes the fair value of the stock-based compensation awards as wages in the Statements of Income on a straight-line basis over the vesting period. As a result, during the years ended December 31, 2007 and 2006, the Company recognized compensation expense for unvested stock options of $49,854 and $57,492, respectively, and restricted stock of $380,261 and $248,942, respectively.

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006, and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Stock-Based Compensation - Continued

The following table illustrates the effect on net income and income per share allocable to common stockholders if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, to stock-based employee compensation:

	Year Ended 31,
	2007	2006	2005
Net income allocable to common stockholders, as reported	$7,607,433	$8,111,425	$5,995,789

Deduct: Total stock-based employee compensation expense determined all awards, net of related tax effects	—	—	(37,357)

Pro forma net income allocable to common stockholders	$7,607,433	$8,111,425	$5,958,432

Income per common share
Basic - as reported	$0.46	$0.49	$0.67
Diluted - as reported	$0.46	$0.49	$0.43
Basic - pro forma	$0.46	$0.49	$0.67
Basic - pro forma	$0.46	$0.49	$0.41

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for outstanding grants: risk-free interest rate of 4.20%; expected dividend yields of 0.0%; expected lives of 5.0 years; and expected volatility of 92.72% to 96.54%.

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

All share and per share amounts for the years ended December 31, 2007, 2006 and 2005 have been adjusted to reflect 5% stock dividends paid April 27, 2007 and April 25, 2006 to shareholders of record as of April 13, 2007 and April 11, 2006, respectively.

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006, and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Change in Accounting Estimate

Management evaluates its estimates on a routine basis. Effective July 1, 2007, the Company revised the estimated useful lives of certain seismic equipment and related components. The Company purchased this new equipment, not previously used, from November 2004 through June 2007. Based on the information gained from operations, management believes that this equipment will benefit periods ranging from 5 to 7 years, beginning at the point the assets were originally placed in service. The original estimated useful lives ranged from 3 to 5 years.

The net book value of this equipment at June 30, 2007, was not modified and is amortized over the revised estimated useful lives of the equipment. The Company does not believe that this equipment will become obsolete at the end of the original estimate and has revised the estimated life of these assets. The effect to depreciation expense, net income and earnings per share for the year ended December 31, 2007 is:

	Year Ended
	December 31, 2007
	As Reported	Pro Forma

Depreciation Expense	$12,743,065	$14,238,208

Net Income	$7,607,433	$6,714,474

Earnings per common share:
Basic	$.46	$.41

Diluted	$.46	$.40

Recent Accounting Standards

In July of 2006, FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” was issued. FIN 48 prescribes a recognition threshold and measurement attribute for tax positions. The Company adopted FIN 48 at the beginning of fiscal year 2007 which did not have a material impact to the financial statements.

In September of 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material effect on its financial position, results of operations or cash flows.

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006, and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recent Accounting Standards - Continued

In September of 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of SFAS No. 87, 88, 106, and 132(R),” was issued, SFAS No. 158 requires the funded status of pension and postretirement plans to be recorded as assets or liabilities and unrecognized gains or losses to be recorded as accumulated other comprehensive loss in the balance sheet. The Company has no defined benefit pension or other postretirement plans. As a result, SFAS No. 158 did not have an effect on the Company’s results.

In February of 2007, the FASB issued SFAS No. 159 (“SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of SFAS 159 on its financial statements.

In December of 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations,” (SFAS 141R) effective for fiscal years beginning after December 15, 2008. Under SFAS 141R an acquiring entity in a business combination is required to recognize all assets acquired and liabilities assumed in the transaction. The revised standard also establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed. The rule requires an acquirer to disclose all of the information users may need to evaluate and understand the nature and financial effect of the business combination. The Company is currently evaluating SFAS 141R and does not expect these new rules to have a material impact on the Company’s overall results of operations, financial position or cash flows.

In December of 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interest in Consolidated Financial Statements – an amendment of ARB No. 51,” (SFAS 160) effective for fiscal years beginning after December 15, 2008. SFAS 160 requires all entities to report non-controlling (minority) interest in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and non-controlling interest. The Company is currently evaluating SFAS 160 and does not expect these new rules to have a material impact on the Company’s overall results of operations, financial position or cash flows.

NOTE C - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts are as follows at December 31,:

	2007	2006
Costs incurred on uncompleted contracts and estimated earnings	$2,379,703	$7,044,699
Less billings to date	(5,422,395)	(12,214,762)
	$(3,042,692)	$(5,170,063)

The components of uncompleted contracts are reflected in the balance sheets at December 31, 2007 and 2006 as follows:

	2007	2006
Costs and estimated earnings in excess of billings on uncompleted contracts	$297,528	$989,451
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,340,220)	(6,159,514)
	$(3,042,692)	$(5,170,063)

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006, and 2005

NOTE D - ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31,:

	2007	2006
Compensation and payroll taxes	$1,095,614	$849,758
Accrued sales and use tax	357,673	8,980
Insurance	94,996	116,100
Accrued interest	36,985	36,182
Other	138,810	100,003
	$1,724,078	$1,111,023

NOTE E - DEBT

Line of Credit

In April 2005, the Company entered into a revolving line of credit arrangement with a bank, providing for borrowings of up to $500,000. On September 16, 2005, the Company amended the revolving line of credit allowing the Company to borrow, repay and re-borrow, from time to time up to $3,500,000. The amended revolving line of credit matured in September 2006. In September 2006, the Company amended the revolving line of credit allowing the Company to borrow, repay and re-borrow, from time to time up to $5,000,000. The revolving line of credit is secured by a security interest in the Company’s accounts receivable and matured in September 2007. In September 2007, the Company renewed its revolving line of credit allowing the Company to borrow, repay and re-borrow, from time to time up to $5,000,000. Interest on the outstanding amount under the line of credit loan agreement is payable monthly at the prime rate of interest. The credit loan agreement provides for non-financial and financial covenants, including a debt to worth ratio not in excess of 1.25 to 1.0 and a minimum debt service coverage ratio in excess of 2.0 to 1.0. At December 31, 2007, the Company had no borrowings outstanding under the line of credit loan agreement.

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006, and 2005

NOTE E – DEBT – CONTINUED

Notes Payable

Notes payable consist of the following at December 31:

	2007	2006

Note payable to a finance company, Interest at 6.85%, due in fixed principal monthly installments of $66,296 plus interest; collateralized by equipment	$-0-	$729,254

Note payable to a finance company, Interest at 7.25%, due in fixed principal monthly installments of $93,507 plus interest; collateralized by equipment	561,042	1,683,127

Note payable to a finance company, Interest at 7.25%, due in fixed principal monthly installments of $7,951 plus interest; collateralized by equipment	71,559	166,970

Note payable to a finance company, Interest at 7.25%, due in fixed principal monthly installments of $7,951 plus interest; collateralized by equipment	71,559	166,970

Note payable to a finance company, Interest at 7.25%, due in fixed principal monthly installments of $7,972 plus interest; collateralized by equipment	78,969	174,630

Note payable to a finance company, Interest at 7.78%, due in fixed principal monthly installments of $105,315 plus interest; collateralized by equipment	1,263,779	2,527,559

Note payable to a finance company, interest at 6.38%, due in fixed principal monthly installments of $85,839 plus interest; collateralized by equipment	4,120,254	-0-

Notes payable to a finance company, interest at 7.85% to 8.35%, due in monthly installments of $29,905 to $226,515 including interest	224,932	227,793
	$6,392,094	$5,676,303
Less current maturities	(3,301,903)	(3,629,395)
	$3,090,191	$2,046,908

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006, and 2005

NOTE E – DEBT - CONTINUED

Notes Payable - Continued

Aggregate annual maturities of notes payable at December 31, 2007 are as follows:

Year Ending
December 31,

2008	$3,301,903
2009	1,030,063
2010	1,030,064
2011	1,030,064
6,392,094
Less current maturities	(3,301,903)
$3,090,191

NOTE F – LEASES

Capital Leases

The Company leases vehicles and certain specialized seismic equipment under leases classified as capital leases. The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of December 31, 2007.

Year Ending
December 31,

2008	$1,359,865
2009	569,762
2010	163,305

Total minimum lease payments required	2,092,932
Less: Amount representing interest	(195,121)
Present value of minimum lease payments	1,897,811
Less current maturities	(1,218,737)
$679,074

The net book value of the capital assets leased was approximately $2,793,000 and $3,144,000 as of December 31, 2007 and 2006, respectively. Total accumulated depreciation on these assets was approximately $3,979,000 and $2,259,000 as of December 31, 2007 and 2006, respectively. Interest rates on these leases range from 9.29% to 12.82%.

Operating Leases

The Company leases four office and two warehouse facilities under operating leases that expire at various dates between October 2008 and January 2012 with one lease on a month to month basis. One of the office facilities, used by the Company as its corporate headquarters, and the two warehouse facilities, used as equipment repair facilities, are located in Plano, Texas. The other three office facilities are used as sales offices and are located in Houston, Texas, Oklahoma City, Oklahoma and Denver, Colorado. Rent expense for these facilities for the years ended December 31, 2007, 2006 and 2005 were approximately $279,000, $149,000 and $86,000, respectively.

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006, and 2005

NOTE F – LEASES – CONTINUED

Operating Leases - Continued

The following is a schedule by years of future minimum rental payments required under the operating leases as of December 31, 2007:

Year Ending
December 31:

2008	$274,603
2009	172,418
2010	131,092
2011	134,174
2012 and thereafter	11,206

Total minimum payments required	$723,493

NOTE G – FAIR VALUE OF DEBT OBLIGATIONS

The fair value of debt obligations is estimated using discounted cash flows based on the Company’s incremental borrowing rate for similar types of borrowings. A comparison of the carrying value and fair value of these instruments is as follows:

	December 31,
	2007	2006

Carrying value	$6,392,094	$5,676,303
Fair value	$6,392,094	$5,676,303

NOTE H – STOCKHOLDERS’ EQUITY

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

Earnings Per Share

	December 31,
	2007	2006	2005

Numerator:
Net income	$7,607,433	$8,111,425	$6,200,778
Less dividend requirements on preferred stock	—	—	(204,989)
Income allocable to common stockholders	$7,607,433	$8,111,425	$5,995,789

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2007, 2006, and 2005

NOTE H – STOCKHOLDERS’ EQUITY – CONTINUED

Earnings Per Share - Continued

Denominator:
Basic - weighted average common shares outstanding	16,541,241	16,447,866	8,958,058
Effect of dilutive securities:
Warrants	21,555	25,813	2,937,449
Stock options	58,901	93,179	168,215
Convertible preferred stock	—	—	2,304,470
	16,621,697	16,566,858	14,368,192

Basic net income per share	$.46	$.49	$.67
Diluted net income per share	$.46	$.49	$.43

The effect of preferred stock dividend requirements on the amount of income available to common stockholders was $.02 for the year ended December 31, 2005.

Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive total 47,465 and 6,153, respectively for the years ended December 31, 2007 and 2005.

All share and per share amounts have been adjusted to reflect 5% stock dividends paid April 27, 2007 and April 25, 2006 to shareholders of record as of April 13, 2007 and April 11, 2006.

Stock-Based Compensation Plans

The Company currently has in effect a 1999 stock option plan (the “1999 Plan”). Options for up to 300,000 shares of the Company’s common stock may be granted. Options under the 1999 Plan must be granted at prices not less than the lesser of the par value per share of the stock or the fair market value per share of the Company’s stock on the date of the grant. The term cannot exceed five years from the date of the grant and are exercisable as follows: (i) one-third of the shares after the 12 month period following the date of the grant, (ii) two-thirds of the shares after the 24 month period following the date of the grant, and (iii) all of the shares of stock after the 36 month period following the date of the grant. During 2007, no options were granted or cancelled and options covering 39,015 shares were exercised. At December 31, 2007, options covering 137,717 shares were outstanding, of which 91,934 were exercisable.

During the years ended December 31, 2007 and 2006, the Company recognized compensation expense associated with unvested options of $49,854 and $57,492, respectively.

The Company currently has in effect a 2006 stock award plan (the “2006 Plan”). The 2006 Plan provides for the granting of stock options, common stock, and restricted stock. The Company can issue up to 1,000,000 shares of the Company’s common stock pursuant to awards under the 2006 Plan. The 2006 Plan will be administered by a committee of the Board of Directors (“the Committee”). Currently the Committee is comprised of three directors. Any stock options granted under the 2006 Plan will be exercisable as set forth in the option agreements pursuant to which they are issued, but in no event will stock options be exercisable after the expiration of ten (10) years from the date of grant. During 2007, options covering 47,465 shares were granted and no options were cancelled or exercised. Restricted stock consists of shares that are transferred by the Company to a participant, but are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the participant. In April 2006, the Committee granted 101,325 shares of restricted stock. In August 2007, the Committee granted 18,000 shares of restricted stock. The shares of restricted stock were issued in the names of the grantees and have restrictive legends

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2007 2006, and 2005

NOTE H – STOCKHOLDERS’ EQUITY – CONTINUED

Stock-Based Compensation Plans - Continued

prohibiting their sales prior to vesting.  One-third (1/3) of the granted restricted shares vest each year on the annual anniversary of the grant.   Upon vesting, a new certificate will be issued for the vested portion without the restrictive legend.  During 2007, 33,440 shares of restricted stock issued in April 2006, vested.  During the years ended December 31, 2007 and 2006, the Company recognized compensation expense associated with the restricted stock of $380,561 and $248,942, respectively.  As a result of employees who left the Company during the year ended December 31, 2007, the Company reversed approximately $29,800 and $29,700, respectively, of deferred stock-based compensation and additional paid-in capital, which represented the unamortized balance of deferred stock-based compensation relating to employees who left the Company.  The number of shares of restricted stock, granted in April 2006, has been adjusted to reflect the 5% stock dividend paid in April 2007.

The following table summarizes activity under the Plans:

		Weighted
	Shares under	average
	Option	exercise price

Balance at December 31, 2004	242,179	$.90
Granted	72,611	$5.00
Exercised	(149,331)	$.97
Canceled	(10,000)	$1.00
Balance at December 31, 2005	155,459	$2.74
Granted	—	—
Exercised	(26,192)	$.79
Canceled	—	—
Balance at December 31, 2006	129,267	$3.13
Granted	47,465	$9.70
Exercised	(39,015)	$.75
Canceled	—	—
Balance at December 31, 2007	137,717	$6.07

The following information applies to options outstanding and exercisable at December 31, 2007:

Weighted
average
		remaining	Weighted
Range of	Number	contractual	average
Exercise prices	outstanding	life (in years)	exercise price
$.73 – $9.70	137,717	3.07	$6.07

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

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2007 2006, and 2005

NOTE H – STOCKHOLDERS’ EQUITY – CONTINUED

Stock Warrants - Continued

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

During 2004, the Company issued 28,665 warrants to a public relations firm as part of its fee for services provided the Company.  The warrants have a strike price of $.91 per share and were due to expire December 15, 2007.  During January 2005, the public relations firm sold the 28,655 warrants to a group of investors that included certain Directors of the Company.  These warrants were redeemed by the Company in November 2007.  The number of warrants issued in 2004, have been adjusted to reflect the 5% stock dividends paid in April 2006 and 2007, respectively.

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

In 2000, the Company issued 2,252,445 shares of 8.5% Senior Convertible Preferred Stock (“Senior Preferred Stock”) to a debt holder in consideration for an outstanding debenture plus accrued interest, and in accordance with the terms of the agreement, issued 103,490 additional shares of Senior Preferred Stock to the Senior Preferred stockholder as payment for 2000 dividends. At the election of the Senior Preferred stockholder, the Company issued 100,127, 104,383, 108,819, 113,444, 118,265 and 123,291 additional shares of Senior Preferred Stock to the Senior

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2007 2006, and 2005

NOTE H – STOCKHOLDERS’ EQUITY – CONTINUED

Preferred Stock - Continued

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

NOTE I - INCOME TAXES

The income tax provision charged to continuing operations for the years ended December 31, 2007, 2006, and 2005, was as follows:

	2007	2006	2005

Current:
U.S. federal	$3,565,519	$3,844,068	$612,488
State and local	542,677	583,524	317,861
	4,108,196	4,427,592	930,349

Deferred:
U.S. federal expense (benefit)	1,021,969	1,079,794	(146,716)
	$5,130,165	$5,507,386	$783,633

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2007 2006, and 2005

NOTE I - INCOME TAXES - CONTINUED

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2007, 2006, and 2005, due to the following:

	2007	2006	2005
Computed “expected” tax expense	$4,325,859	$4,766,584	$2,374,700
Increase (decrease) in income taxes resulting from:
Nondeductible expenses and other	451,566	361,511	111,110
State & local taxes, net of federal benefit	352,740	379,291	317,861
Realization of additional net operating losses and tax credits	—	—	(504,068)
Change in valuation allowance	—	—	(1,515,970)
	$5,130,165	$5,507,386	$783,633

Net deferred tax liabilities consist of the following components as of December 31, 2007 and 2006:

	2007	2006
Deferred tax assets
Loss carry forwards	$—	$9,075
Deferred stock compensation	104,775	102,793

	104,775	111,868
Deferred tax liability
Property and equipment	(2,059,822)	(1,044,946)
	$(1,955,047)	$(933,078)

The net change in the valuation allowances for the deferred tax assets was a decrease of $1,515,970 during 2005.  The decrease relates to the utilization of the operating loss carry forwards during 2005.  The remaining loss carry forwards that have been recognized expired in 2007.

The components giving rise to the net deferred tax items described above have been included in the accompanying balance sheets as of December 31, 2007 and 2006, as follows:

	2007	2006

Current assets	$—	$9,075
Noncurrent (liabilities)	(1,955,047)	(942,153)
	$(1,955,047)	$(933,078)

NOTE J - 401(k) PLAN

The Company has a 401(k) salary deferral plan which covers all employees who have reached the age of 20.5 years and have been employed by the Company for at least one year. The covered employees may elect to have an amount deducted from their wages for investment in a retirement plan. The Company makes contributions to the plan equal to 50% of each participant’s salary reduction contributions to the plan up to 6% of the participant’s compensation. The Company’s matching contribution to the plan was approximately $64,000, $54,000 and $37,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2007 2006, and 2005

NOTE K - CONCENTRATION OF CREDIT RISK

The Company sells its geophysical services primarily to large independent oil and gas companies operating in the United States. The Company performs ongoing credit evaluations of its customer’s financial condition and, generally, requires no collateral from its customers.

During 2007 our two largest customers accounted for approximately 22.0% of revenues.  During 2006 no customer accounted for more than 10% of revenues. During 2005 our two largest customers accounted for approximately 22.2% of revenues.  As of December 31, 2007, three customers accounted for 31%, 27% and 16% of outstanding accounts receivable, respectively.  As of December 31, 2006, four customers accounted for 22%, 13%, 12% and 11% of outstanding accounts receivable, respectively.

NOTE L - CONTINGENCIES

In conducting its activities, the Company from time to time is the subject of various claims arising from the ordinary course of business. In the opinion of management, the ultimate resolution of such claims is not expected to have a material adverse effect upon the financial position of the Company.

NOTE M – SUBSEQUENT EVENTS

In January 2008, the Company entered into a loan agreement with a bank to provide financing, of approximately $2,600,000, for the purchase of 8 new vibration vehicles.  The loan, which matures in February 2013, provides for payments of interest only beginning March 1, 2008 in arrears on the outstanding principal at a fixed interest rate of 6.35%.  Beginning June 1, 2008, the loan provides for monthly payments of principal and interest which will be sufficient to amortize the principal balance over the remaining term of the loan at a fixed interest rate of 6.35%.  All 8 vibration vehicles are scheduled to be delivered in the first quarter of 2008.

In February 2008, the Company exercised its purchase option for the 3,000 channels of ARAM ARIES seismic recording equipment it had been renting.  In March 2008, the Company entered into a loan agreement with a commercial lender to provide approximately $3,000,000 in financing. The loan is for a period of 48 months at a fixed interest rate of 5.75% and provides for monthly payments of approximately $62,000 plus interest.  Approximately $1,900,000 of the loan proceeds were used to purchase the rented equipment. The balance, of approximately $1,100,000, was used to replace an existing loan the Company had with the lender.

NOTE N – QUARTERLY FINANCIAL DATA – (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended
2007	March 31	June 30	September 30	December 31

Revenues	$18,608	$21,718	$24,208	$25,862
Income from operations	3,662	2,457	3,266	3,958
Net Income	2,079	1,336	1,826	2,366
Net income per share basic	.13	.08	.11	.14
Net income per share diluted	.13	.08	.11	.14

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2007 2006, and 2005

NOTE N – QUARTERLY FINANCIAL DATA – (UNAUDITED) - CONTINUED

	Three Months Ended
2006	March 31	June 30	September 30	December 31

Revenues	$14,794	$14,895	$17,952	$20,120
Income from operations	4,667	3,622	2,461	3,649
Net Income	2,772	2,057	1,347	1,936
Net income per share basic	.17	.13	.08	.12
Net income per share diluted	.17	.12	.08	.12

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains controls and procedures to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC.  Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize, and report information required to be included in reports filed or submitted under the Exchange Act within the required time period.  There were no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by Lane Gorman Trubitt, L.L.P., the independent registered public accounting firm which also audited the Company’s financial statements.  Lane Gorman Trubitt, L.L.P.’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears in their Report of Independent Registered Public Accounting Firm.

ITEM 9B.  OTHER INFORMATION

Effective November 30, 2007, the Company amended its bylaws to provide for shares without certificates in order to comply with Nasdaq Rule 4350(l) requiring the Company’s common stock to be eligible for participation in the Direct Registration System (“DRS”).  DRS allows a shareholder’s stock ownership to be recorded and maintained by the Company’s transfer agent without the issuance of a physical certificate.  The amended bylaws continue to permit shareholders to obtain a physical certificate upon request.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Certain information required by Item 10 of the Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

	(1)	Financial Statements included in Item 8 above are filed as part of this annual report.

	(2)	Financial Statement Schedules included in Item 8 herein:

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore, have been omitted.

	(3)	Exhibits: The information required by this Item 15(a)(3) is set forth in the Index to Exhibits accompanying this
Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TGC INDUSTRIES, INC.

Date: March 14, 2008	By:	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2008	By:	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 14, 2008	By:	/s/ Kenneth Uselton
Kenneth Uselton
Secretary and Treasurer
(Principal Financial and Accounting Officer)

Date: March 14, 2008	By:	/s/ William J. Barrett
William J. Barrett
Director

Date: March 14, 2008	By:	/s/ Herbert M. Gardner
Herbert M. Gardner
Director

Date: March 14, 2008	By:	/s/ Allen T. McInnes
Allen T. McInnes
Director

Date: March 14, 2008	By:	/s/ Edward L. Flynn
Edward L. Flynn
Director

Date: March 14, 2008	By:	/s/ Stephanie P. Hurtt
Stephanie P. Hurtt
Director

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

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

*3.3	Amendment to Bylaws (as amended November 30, 2007).

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

* Filed herewith.

+ Management contract on compensatory plan, contract, or arrangement.