Form 10-Q
period 2008-03-31
TGC INDUSTRIES INC
filed 2008-05-09
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at April 23, 2008
Common Stock ($.01 Par Value)	16,557,244

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Reference is made to the succeeding pages for the following financial information:

Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007.

Statements of Income for the three months ended March 31, 2008 and 2007 (unaudited)

Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited)

Notes to Financial Statements.

TGC INDUSTRIES, INC.

BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$8,318,985	$4,503,826
Trade accounts receivable	8,674,913	12,391,113
Cost and estimated earnings in excess of billings on uncompleted contracts	404,426	297,528
Prepaid expenses and other	405,462	712,614
Prepaid federal income tax	187,214	100,418

Total current assets	17,991,000	18,005,499

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	78,200,304	71,441,785
Automobiles and trucks	7,764,353	7,770,646
Furniture and fixtures	348,103	348,103
Leasehold improvements	14,994	14,994
	86,327,754	79,575,528

Less accumulated depreciation and amortization	(39,803,261)	(36,645,143)
	46,524,493	42,930,385
OTHER ASSETS

Goodwill	201,530	201,530
Other assets	23,562	24,642
	225,092	226,172

Total assets	$64,740,585	$61,162,056

See Notes to Financial Statements

	March 31,	December 31,
	2008	2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$3,250,216	$2,931,264
Accrued liabilities	1,037,829	1,724,078
Billings in excess of costs and estimated earnings on uncompleted contracts	822,242	3,340,220
Federal and state income taxes payable	909,366	—
Current maturities of notes payable	2,723,558	3,301,903
Current portion of capital lease obligations	1,104,646	1,218,737

Total current liabilities	9,847,857	12,516,202

NOTES PAYABLE, less current maturities	7,009,111	3,090,191

CAPITAL LEASE OBLIGATIONS, less current portion	539,616	679,074

LONG-TERM DEFERRED TAX LIABILITY	2,297,876	1,955,047

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—	—

Common stock, $.01 par value; 25,000,000 shares authorized; 16,595,047 issued in each period	165,950	165,950

Additional paid-in capital	26,545,692	26,503,158

Unearned restricted stock compensation	(501,728)	(601,190)

Retained earnings	19,093,534	17,110,947

Treasury stock, at cost, 37,803 shares	(257,323)	(257,323)

	45,046,125	42,921,542

Total liabilities and shareholders’ equity	$64,740,585	$61,162,056

See Notes to Financial Statements

TGC INDUSTRIES, INC.

Statements of Income (Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenue	$22,470,690	$18,608,296

Cost and expenses
Cost of services	14,875,602	10,813,646
Selling, general and administrative	934,270	831,559
Depreciation and amortization expense	3,276,420	3,301,497
	19,086,292	14,946,702

Income from operations	3,384,398	3,661,594

Interest expense	161,382	156,155

Income before income taxes	3,223,016	3,505,439

Income tax expense	1,240,429	1,426,024

NET INCOME	$1,982,587	$2,079,415

Earnings per common share:
Basic	$.11	$.12
Diluted	$.11	$.12

Weighted average number of shares outstanding:
Basic	17,385,106	17,336,177
Diluted	17,433,272	17,438,781

See Notes to Financial Statements

TGC INDUSTRIES, INC.

Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,982,587	$2,079,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,276,420	3,301,497
Gain on disposal of property and equipment	(79,056)	(26,621)
Non-cash compensation	141,996	134,851
Deferred income taxes	342,829	270,943
Changes in operating assets and liabilities
Trade accounts receivable	3,716,200	(3,627,536)
Cost and estimated earnings in excess of billings on uncompleted contracts	(106,898)	633,948
Prepaid expenses and other	307,152	400,385
Other assets	1,080	—
Trade accounts payable	318,952	(1,323,933)
Accrued liabilities	(686,249)	(226,932)
Billings in excess of cost and estimated earnings on uncompleted contracts	(2,517,978)	348,644
Income taxes payable	822,570	1,109,146

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,519,605	3,073,807

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,342,547)	(4,506,345)
Proceeds from sale of property and equipment	87,406	47,884

NET CASH USED IN INVESTING ACTIVITIES	(1,255,141)	(4,458,461)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(2,098,369)	(1,110,140)
Principal payments on capital lease obligations	(350,936)	(304,822)
Proceeds from exercise of stock options	—	24,799

NET CASH USED IN FINANCING ACTIVITIES	(2,449,305)	(1,390,163)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,815,159	(2,774,817)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,503,826	9,388,769

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,318,985	$6,613,952

Supplemental cash flow information

Interest paid	$161,382	$156,155
Income taxes paid	$75,030	$45,935

Noncash investing and financing activities

Capital lease obligations incurred	$97,387	$167,088
Financed equipment purchase	$5,438,944	$—
Financed insurance premiums	$—	$142,416

See Notes to Financial Statements

TGC INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2008

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

REVENUE RECOGNITION

Seismic Surveys

The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers.  A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party upon 60 days’ advance written notice, is entered into for every project.  These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project.  The duration of these projects will vary from a few days to several months.  The Company recognizes revenue when services are performed under both types of agreements.  Services are defined as the commencement of data acquisition.  Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement and revenue is recognized as services are performed on a per unit of seismic data acquired rate.  Under term agreements, revenue is recognized as services are performed based on the time worked rate provided in the term agreement.  Under both turnkey and term agreements, cost of earned revenue is recognized by multiplying total estimated agreement cost by the percentage-of-completion of the agreement.  The excess of that amount over the cost of earned revenue reported in prior periods is recognized as cost of earned revenue for the period.  Agreements are not segmented or combined for purposes of calculating percentage of completion.  The asset, “Cost and estimated earnings in excess of billings on uncompleted contracts” represents cost incurred on turnkey agreements in excess of billings on those agreements.  The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of cost on those agreements.  Claims have been negligible in the three-month periods ended March 31, 2008 and 2007.

Gravity Data

The Company owns a data bank which contains gravity data, and to a lesser extent magnetic data, from many of the major oil and natural gas producing areas located within the United States.  When an order for gravity data is received, the portion of gravity data requested by the customer is prepared in digital format for licensing and shipment to the customer.  This process is performed by an employee in the Company’s headquarters office and is normally completed within a few days.  In addition, the licensing of gravity data is not a material part of the Company’s revenue.  Gravity data revenue during the three-month period ended March 31, 2008, was approximately $2,200.  Gravity revenue for the year ended December 31, 2007, was approximately $187,300.

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

The net book value of this equipment at June 30, 2007, was not modified and is amortized over the revised estimated useful lives of the equipment.  The Company does not believe that this equipment will become obsolete at the end of the original estimate and has revised the estimated life of these assets.  The effect to depreciation expense, net income and earnings per share for the three months ended March 31, 2008, is:

	Three Months Ended
	March 31, 2008
	As Reported	Pro Forma

Depreciation Expense	$3,276,420	$4,023,991

Net Income	$1,982,587	$1,522,731

Earnings per common share:
Basic	$.11	$.09

Diluted	$.11	$.09

NOTE B — MANAGEMENT PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included.  The results of the interim periods are not necessarily indicative of results to be expected for the entire year.  For further information, refer to the financial statements and the footnotes thereto included in the Company’s Annual Report for the year ended December 31, 2007, filed on Form 10-K.

NOTE C — EARNINGS PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock (“common shares”) outstanding.  Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants, and convertible securities.  All earnings per common share for the three-month periods ended March 31, 2008 and 2007 have been adjusted for the 5% stock dividend paid April 28, 2008, to shareholders of record as of April 14, 2008.

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

	Three Months Ended
	March 31,
	(Unaudited)
	2008	2007
Basic:
Numerator:
Net income	$1,982,587	$2,079,415

Denominator:
Basic - weighted average common shares outstanding	17,385,106	17,336,177

Basic EPS	$.11	$.12

Diluted:
Numerator:

Net income	$1,982,587	$2,079,415

Denominator:
Weighted average common shares outstanding	17,385,106	17,336,177
Effect of Dilutive Securities:
Warrants	—	26,792
Stock options	48,166	75,812
	17,433,272	17,438,781

Diluted EPS	$.11	$.12

NOTE D – DIVIDENDS

On March 20, 2008, the Company declared a five percent (5%) stock dividend on its outstanding common stock.  The 5% stock dividend was paid on April 28, 2008, to shareholders of record as of April 14, 2008.   Cash in lieu of fractional shares in the total amount of $827 was paid to shareholders based on the last sales price of the Company’s common stock on the record date.

NOTE E – INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.  In addition, the Company paid various state estimated income taxes for tax year 2008, as well as various state income taxes for tax year 2007, during the first three months of 2008.

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

Effective January 1, 2006, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment (SFAS 123R)” for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method.  We recognize the fair value of the stock-based compensation awards as wages in the Statements of Income on a straight-line basis over the vesting period.  Such implementation is expected to have minimal impact on our results of operations, financial position, and liquidity.  The adoption of SFAS 123R resulted in the recognition of compensation expense, relative to stock-based awards, in wages in the Statements of Income of approximately $104,000 and $102,000, less than $0.01 per share, for the three months ended March 31, 2008 and 2007, respectively.  In accordance with the modified prospective application method permitted by SFAS 123R, prior period amounts have not been restated to reflect the recognition of stock-based compensation costs.

As of March 31, 2007, there was approximately $517,000 of unrecognized compensation expense related to our two share-based compensation plans.  There were no stock-based awards granted during the three-month period ended March 31, 2008 from either of those two plans.

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

Currently, the seismic data acquisition industry is made up of a number of companies divided into two groups. The first group is made up of five publicly-traded companies with long operating histories who field numerous crews and work in a number of different regions and terrain.  This group includes us, Dawson Geophysical Company, Geo Kinetics, Inc., CGG-Veritas, and Petroleum Geo Services.  These companies field approximately 50% of the estimated 55 seismic crews currently operating in the continental United States.  The second group is made up of smaller companies that generally run one or two seismic crews and often specialize in specific regions or type of operation.

We provide our seismic data acquisition services primarily to domestic onshore oil and natural gas exploration and development companies for use in the onshore drilling and production of oil and natural gas in the continental United States. The main factors influencing demand for seismic data acquisition services in our industry are the level of drilling activity by oil and natural gas companies and the sizes of such companies’ exploration and development budgets, which, in turn, depend largely on current and anticipated future crude oil and natural gas prices and depletion rates.

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

Results of Operations

Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007 (Unaudited)

Revenues.  Our revenues were $22,470,690 for the three months ended March 31, 2008, compared to $18,608,296 for the same period of 2007, an increase of 20.8%.  This increase in revenues was attributable to several factors, including an increase in production, additional shot-hole revenue, and an increase in turnkey projects (which tend to produce higher revenues) over term projects.

Cost of services.  Our cost of services was $14,875,602 for the three months ended March 31, 2008, compared to $10,813,646 for the same period of 2007, an increase of 37.6%.  This increase was primarily attributable to the following factors:  (1) the increase in revenues for the three months ended March 31, 2008 compared to the same period of 2007; (2) higher costs associated with the additional shot-hole revenue; and (3) increases in operating expenses, primarily fuel costs.  As a percentage of revenues, cost of services was 66.2% for the three months ended March 31, 2008 compared to 58.1% for the same period of 2007.

Selling, general, and administrative expenses.  SG&A expenses were $934,270 for the three months ended March 31, 2008, compared to $831,559 for the same period of 2007, an increase of 12.4%.  This increase was primarily attributable to additional expenses associated with additional selling and administrative personnel in the three months ended March 31, 2008, compared to the same period of 2007.  SG&A expense as a percentage of revenues was 4.2% for the three months ended March 31, 2008, compared with 4.5% for the same period of 2007.

Depreciation and amortization expense.  Depreciation and amortization expense was $3,276,420 for the three months ended March 31, 2008, compared to $3,301,497 for the same period of 2007.  This decrease was primarily attributable to an increase in the estimated useful life of certain seismic equipment.  See Note A of Notes to Financial Statements in Item 1.  Depreciation and amortization expense as a percentage of revenues was 14.6% for the three months ended March 31, 2008 compared to 17.7% for the same period of 2007.

Income from operations.  Income from operations was $3,384,398 for the three months ended March 31, 2008, compared to $3,661,594 for the same period of 2007, a decrease of 7.6%.  This decrease was primarily attributable to an increase in cost of services and SG&A, partially offset by an increase in revenues and a decrease in depreciation and amortization expense.  EBITDA decreased $302,273 to $6,660,818 for the three months ended March 31, 2008, from $6,963,091 for the same period of 2007, a decrease of 4.3%.  This decrease was a result of factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $161,382 for the three months ended March 31, 2008, compared to $156,155 for the same period of 2007.  This increase was primarily attributable to the additional debt incurred for the purchase of 3,000 additional recording channels and eight new vibration vehicles.

Income tax expense.  Income tax expense was $1,240,429 for the three months ended March 31, 2008, compared to $1,426,024 for the same period of 2007.  The effective tax rate for the three months ended March 31, 2008, was 38.5% compared to 40.7% for the same period of 2007.  See Note E of Notes to Financial Statements in Item 1.

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

The following table reconciles our EBITDA to our net income:

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)

Net income	$1,982,587	$2,079,415
Depreciation and amortization	3,276,420	3,301,497
Interest expense	161,382	156,155
Income tax expense	1,240,429	1,426,024

EBITDA	$6,660,818	$6,963,091

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities.

Net cash provided by operating activities was $7,519,605 for the three months ended March 31, 2008, compared to $3,073,807 for the same period of 2007.  The $4,445,798 increase in the first three months of 2008 from the same period of 2007 was principally attributable to timing of receipt and payment of invoices, the timing of billings and revenue recognition, and the mix of contracts.  Changes in significant components of cash provided by operations were a $96,828 change in net income, a $25,077 change in depreciation and amortization expense, a $7,343,736 change in trade accounts receivable, a $740,846 change in cost and estimated earnings in excess of billings on uncompleted contracts, a $1,642,885 change in trade accounts payable, a $2,866,622 change in billings in excess of cost and estimated earnings on uncompleted contracts, and a $286,576 change in federal and state income taxes.

Working capital increased $2,653,846 to $8,143,143 as of March 31, 2008, from the December 31, 2007 working capital of $5,489,297.  This increase was primarily due to a $3,815,159 increase in cash and cash equivalents, a $2,517,978 decrease in billings in excess of costs and estimated earnings on uncompleted contracts, and a $692,436 decrease in current portion of debt obligations (partially offset by a decrease in trade accounts receivable of $3,716,200 and an increase in federal and state income taxes of $909,366).

Cash flows used in investing activities.

Net cash used in investing activities was $1,255,141 for the three months ended March 31, 2008, and $4,458,461 for the three months ended March 31, 2007.  This decrease was due primarily to a decrease in capital expenditures of $3,163,798.

Cash flows used in financing activities.

Net cash used in financing activities was $2,449,305 for the three months ended March 31, 2008, and $1,390,163 for the three months ended March 31, 2007.  The increase was due primarily to an increase in the amount of principal payments on our outstanding notes payable of $988,229 and an increase in the amount of principal payments on capital lease obligations of $46,114.

Capital expenditures.

During the three months ended March 31, 2008, the Company acquired $6,878,878 of additional seismic equipment and vehicles.  Cash of $1,342,547 and $5,536,331 of borrowings from a commercial bank and an equipment lender was used to finance these acquisitions.  Major capital expenditures included approximately $2,829,000 for eight new vibration vehicles, and approximately $2,943,000 for an additional 3,000 channels of ARAM ARIES (“ARAM”) seismic recording equipment.  Although we do not budget for our capital expenditures, we currently have no plans for significant additional capital expenditures during the remainder of 2008; however, we may purchase additional equipment during 2008 should the demand for our services increase.

Liquidity

Our primary source of liquidity is cash generated from operations and short-term borrowings from commercial banks and equipment lenders.  Based on current forecasts, we believe that we have sufficient available cash and borrowing capacity to fund our working capital needs over the next twelve months.

Capital Resources

Since 2005, we have relied on cash generated from operations, short-term borrowings from commercial banks and equipment lenders, and proceeds from a public offering of our common stock to fund our working capital requirements and capital expenditures.

In April of 2005, we entered into a revolving credit agreement with a commercial bank.  Effective September 16, 2006, we renewed our revolving credit agreement and increased the borrowing limit from $3,500,000 to $5,000,000.  That revolving credit agreement expired on September 16, 2007.  Effective September 16, 2007, we renewed our revolving credit agreement.  The borrowing limit remains at $5,000,000 and the revolving credit agreement will expire on September 16, 2008.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the revolving credit agreement is payable monthly at the prime rate of interest.  The credit loan agreement provides for non-financial and financial covenants including a minimum debt service coverage ratio in excess of 2.0 to 1.0 and a ratio of debt to worth not in excess of 1.25 to 1.0.  As of March 31, 2008, we had no borrowings outstanding under the revolving credit agreement.

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

Contractual Obligations

In January 2008, the Company entered into a loan agreement with a bank to provide financing for the purchase of 8 new vibration vehicles.  The loan, for approximately $2,460,000 matures in February 2013, provides for payments of interest only beginning March 1, 2008 in arrears on the outstanding principal at a fixed interest rate of 6.35%.  Beginning June 1, 2008, the loan provides for monthly payments of principal and interest which will be sufficient to amortize the principal balance over the remaining term of the loan at a fixed interest rate of 6.35%.  All 8 vibration vehicles were delivered in the first quarter of 2008.

In February 2008, the Company exercised its purchase option for the 3,000 channels of ARAM ARIES seismic recording equipment it had been renting.  In March 2008, the Company entered into a loan agreement with a commercial lender to provide $2,980,000 in financing. The loan is for a period of 48 months at a fixed interest rate of 5.75% and provides for monthly payments of approximately $62,000 plus interest.  Approximately $1,920,000 of the loan proceeds were used to purchase the rented equipment. The balance, of approximately $1,060,000, was used to replace an existing loan the Company had with the lender.

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

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off-balance sheet arrangements.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the first three months of 2008.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains controls and procedures to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, and to process, summarize, and disclose this information within the time periods specified in the rules of the Securities and Exchange Commission.  Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize, and report information required to be included in reports filed or submitted under the Exchange Act within the required time period.  There were no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a defendant in various legal actions that arose or may arise out of the normal course of business.  In our opinion, none of these actions have or will result in any significant loss to us.

ITEM 1A. RISK FACTORS

For a discussion of those “Risk Factors” affecting the Company, you should carefully consider the “Risk Factors” discussed in Part I, under “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2007, which is herein incorporated by reference.  There have been no material changes from those risk factors previously disclosed in such Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. – None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  – None

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

4.3	Form of Warrant Repurchase Agreement dated September 18, 2007.

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TGC INDUSTRIES, INC.

Date: May 9, 2008	/s/ Wayne A. Whitener
Wayne A. Whitener
President & Chief
Executive Officer
(Principal Executive Officer)

Date: May 9, 2008	/s/ Kenneth W. Uselton
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

4.3	Form of Warrant Repurchase Agreement dated September 18, 2007 filed as Exhibit 4.3 to the Company’s Form 10-Q for the quarterly period ended September 30, 2007, and incorporated herein by reference.

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