Form 10-Q
period 2008-06-30
TGC INDUSTRIES INC
filed 2008-08-08
CIK 799165

w

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at July 25, 2008
Common Stock ($.01 Par Value)	17,394,995

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Reference is made to the succeeding pages for the following financial information:

Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007.

Statements of Income for the three months and six months ended June 30, 2008 and 2007 (unaudited)

Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (unaudited)

Notes to Financial Statements.

TGC Industries, Inc.

BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$12,173,960	$4,503,826
Trade accounts receivable	7,627,004	12,391,113
Cost and estimated earnings in excess of billings on uncompleted contracts	1,041,368	297,528
Prepaid expenses and other	2,039,661	712,614
Prepaid federal and state income tax	598,322	100,418

Total current assets	23,480,315	18,005,499

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	78,187,697	71,441,785
Automobiles and trucks	7,936,931	7,770,646
Furniture and fixtures	348,103	348,103
Leasehold improvements	14,994	14,994
	86,487,725	79,575,528
Less accumulated depreciation and amortization	(43,092,141)	(36,645,143)
	43,395,584	42,930,385

OTHER ASSETS

Goodwill	201,530	201,530
Other assets	25,512	24,642
	227,042	226,172

Total assets	$67,102,941	$61,162,056

See Notes to Financial Statements

	June 30,	December 31,
	2008	2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$2,366,183	$2,931,264
Accrued liabilities	1,357,389	1,724,078
Billings in excess of costs and estimated earnings on uncompleted contracts	2,783,929	3,340,220
Current maturities of notes payable	3,880,614	3,301,903
Current portion of capital lease obligations	901,521	1,218,737

Total current liabilities	11,289,636	12,516,202

NOTES PAYABLE, less current maturities	6,546,067	3,090,191

CAPITAL LEASE OBLIGATIONS, less current portion	458,090	679,074

LONG-TERM DEFERRED TAX LIABILITY	2,752,930	1,955,047

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—	—

Common stock, $.01 par value; 25,000,000 shares authorized; 17,432,798 and 16,595,047 issued in each period, respectively	174,328	165,950

Additional paid-in capital	26,665,622	26,503,158

Unearned restricted stock compensation	(487,663)	(601,190)

Retained earnings	19,961,254	17,110,947

Treasury stock, at cost (37,803 shares)	(257,323)	(257,323)

	46,056,218	42,921,542

Total liabilities and shareholders’ equity	$67,102,941	$61,162,056

See Notes to Financial Statements

STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue	$18,620,388	$21,717,840	$41,091,078	$40,326,136

Cost and expenses
Cost of services	12,550,975	14,825,158	27,426,577	25,638,804
Selling, general and administrative	985,681	926,500	1,919,951	1,758,059
Depreciation and amortization expense	3,404,927	3,509,530	6,681,347	6,811,027
	16,941,583	19,261,188	36,027,875	34,207,890

Income from operations	1,678,805	2,456,652	5,063,203	6,118,246

Interest expense	208,542	191,280	369,924	347,435

Income before income taxes	1,470,263	2,265,372	4,693,279	5,770,811

Income tax expense	602,543	929,805	1,842,972	2,355,829

NET INCOME	$867,720	$1,335,567	$2,850,307	$3,414,982

Earnings per common share:
Basic	$.05	$.08	$.16	$.20
Diluted	$.05	$.08	$.16	$.20

Weighted average number of shares outstanding:
Basic	17,386,643	17,366,908	17,385,819	17,351,576
Diluted	17,431,914	17,454,144	17,432,546	17,447,216

See Notes to Financial Statements

TGC Industries, Inc.

STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,850,307	$3,414,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,681,347	6,811,027
Gain on disposal of property and equipment	(104,050)	(62,474)
Non-cash compensation	285,195	278,451
Deferred income taxes	797,883	190,192
Changes in operating assets and liabilities
Trade accounts receivable	4,764,109	585,881
Cost and estimated earnings in excess of billings on uncompleted contracts	(743,840)	(861,852)
Prepaid expenses	672,888	599,580
Other assets	(870)	—
Trade accounts payable	(565,081)	253,907
Accrued liabilities	(366,689)	388,594
Billings in excess of cost and estimated earnings on uncompleted contracts	(556,291)	(2,415,684)
Federal and state income taxes	(497,904)	(682,798)

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,217,004	8,499,806

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,568,981)	(9,398,289)
Proceeds from sale of property and equipment	135,850	132,173

NET CASH USED IN INVESTING ACTIVITIES	(1,433,131)	(9,266,116)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,404,291)	(2,451,142)
Principal payments on capital lease obligations	(708,621)	(647,884)
Proceeds from exercise of stock options	—	29,335
Payment of dividends	(827)	(926)

NET CASH USED IN FINANCING ACTIVITIES	(4,113,739)	(3,070,617)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	7,670,134	(3,836,927)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,503,826	9,388,769

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,173,960	$5,551,842

Supplemental cash flow information

Interest paid	$369,924	$347,435
Income taxes paid	$1,542,993	$2,855,935

Noncash investing and financing activities

Capital lease obligations incurred	$170,421	$495,538
Financed equipment purchase	$5,438,944	$—
Financed insurance premiums	$1,999,935	$2,111,898
Restricted stock awards to employees	$86,600	$—

See Notes to Financial Statements

TGC INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

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

REVENUE RECOGNITION

Seismic Surveys

The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers.  A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party upon 60 days’ advance written notice, is entered into for every project.  These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project.  The duration of these projects will vary from a few days to several months.  The Company recognizes revenue when services are performed under both types of agreements.  Services are defined as the commencement of data acquisition.  Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement and revenue is recognized as services are performed on a per unit of seismic data acquired rate.  Under term agreements, revenue is recognized as services are performed based on the time worked rate provided in the term agreement.  Under both turnkey and term agreements, cost of earned revenue is recognized by multiplying total estimated agreement cost by the percentage-of-completion of the agreement.  The excess of that amount over the cost of earned revenue reported in prior periods is recognized as cost of earned revenue for the period.  Agreements are not segmented or combined for purposes of calculating percentage of completion.  The asset, “Cost and estimated earnings in excess of billings on uncompleted contracts” represents cost incurred on turnkey agreements in excess of billings on those agreements.  The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of cost on those agreements.  Claims have been negligible in the six-month period ended June 30, 2008 and the year ended December 31, 2007.

Gravity Data

The Company owns a data bank which contains gravity data, and to a lesser extent magnetic data, from many of the major oil and natural gas producing areas located within the United States.  When an order for gravity data is received, the portion of gravity data requested by the customer is prepared in digital format for licensing and shipment to the customer.  This process is performed by an employee in the Company’s headquarters office and is normally completed within a few days.  In addition, the licensing of gravity data is not a material part of the Company’s revenue.  Gravity data revenue during the six-month period ended June 30, 2008, was approximately $84,800.  Gravity revenue for the year ended December 31, 2007, was approximately $187,300.

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

The net book value of this equipment at June 30, 2007, was not modified and is amortized over the revised estimated useful lives of the equipment.  The Company does not believe that this equipment will become obsolete at the end of the original estimate and has revised the estimated life of these assets.  The effect to depreciation expense, net income and earnings per share for the three and six months ended June 30, 2008, is:

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	As Reported	Pro Forma	As Reported	Pro Forma

Depreciation Expense	$3,404,927	$4,152,499	$6,681,347	$8,176,490

Net Income	$867,720	$426,518	$2,850,307	$1,942,282

Earnings per common share:
Basic	$.05	$.02	$.16	$.11

Diluted	$.05	$.02	$.16	$.11

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

NOTE C — EARNINGS PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock (“common shares”) outstanding.  Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants, and convertible securities.  All earnings per common share for the three-month and six-month periods ended June 30, 2008 and 2007 have been adjusted for the 5% stock dividend paid April 28, 2008, to shareholders of record as of April 14, 2008.

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007
Basic:
Numerator:
Net income	$867,720	$1,335,567	$2,850,307	$3,414,982

Denominator:
Basic - weighted average common shares outstanding	17,386,643	17,366,908	17,385,819	17,351,576

Basic EPS	$.05	$.08	$.16	$.20

Diluted:
Numerator:

Net income	$867,720	$1,335,567	$2,850,307	$3,414,982

Denominator:
Weighted average common shares outstanding	17,386,643	17,366,908	17,385,819	17,351,576
Effect of Dilutive Securities:
Warrants	—	27,450	—	27,162
Stock options	45,271	59,786	46,727	68,478
	17,431,914	17,454,144	17,432,546	17,447,216

Diluted EPS	$.05	$.08	$.16	$.20

NOTE D – DIVIDENDS

On March 20, 2008, the Company declared a five percent (5%) stock dividend on its outstanding common stock.  The 5% stock dividend was paid on April 28, 2008, to shareholders of record as of April 14, 2008.   Cash in lieu of fractional shares in the total amount of $827 was paid to shareholders based on the last sales price of the Company’s common stock on the record date.

NOTE E – INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.  In addition, the Company paid federal and various state estimated income taxes for tax year 2008, as well as various state income taxes for tax year 2007, during the first six months of 2008.

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

Effective January 1, 2006, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment (SFAS 123R)” for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method.  We recognize the fair value of the stock-based compensation awards as wages in the Statements of Income on a straight-line basis over the vesting period.  Such implementation is expected to have minimal impact on our results of operations, financial position, and liquidity.  The adoption of SFAS 123R resulted in the recognition of compensation expense, relative to stock-based awards, in wages in the Statements of Income of approximately $106,000 and $102,000, less than $0.01 per share, for the three months ended June 30, 2008 and 2007, respectively and approximately $210,000 and $203,000, or approximately $.01 per share for the six months ended June 30, 2008 and 2007, respectively.  In accordance with the modified prospective application method permitted by SFAS 123R, prior period amounts have not been restated to reflect the recognition of stock-based compensation costs.

As of June 30, 2008, there was approximately $498,000 of unrecognized compensation expense related to our two share-based compensation plans.  In June 2008, the Stock Awards Committee, a committee of the Board of Directors that administers the Company’s Stock Awards Plan, granted 10,000 shares of restricted stock.  The shares of restricted stock were issued in the name of the grantee and have restrictive legends prohibiting their sale prior to vesting.  One-third (1/3) of the granted restricted shares vest each year on the annual anniversary of the grant.

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

The acquisition of seismic data for the oil and natural gas industry is a highly competitive business. There are approximately 66 seismic crews currently operating in the continental United States. Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although factors other than price, such as crew safety performance history, and technological and operational expertise, are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are Dawson Geophysical Company, Geo Kinetics, Inc., Petroleum Geo Services, and to a lesser extent, CGG-Veritas.  These competitors are publicly-traded companies with long operating histories who field numerous crews and work in a number of different regions and terrain.  These companies field approximately 50% of the estimated 66 seismic crews currently operating in the continental United States.  In addition to the previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two crews and often specialize in specific regions or type of operations.  We believe that our long-term industry expertise, the customer relationships developed over our history, and our financial stability give us an advantage over most of our competitors in the industry.

Results of Operations

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007 (Unaudited)

Revenues.  Our revenues were $41,091,078 for the six months ended June 30, 2008, compared to $40,326,136 for the same period of 2007, an increase of 1.9%.  This increase in revenues was attributable to first quarter 2008 revenues exceeding first quarter 2007 revenues by $3,862,394.  However, second quarter 2008 revenues were $3,097,452 below second quarter 2007 revenues as a result of two of our eight crews being idle most of the second quarter of 2008.  These two crews were back to work and fully operational by mid-July.  In addition, as we reported in our 2008 second quarter earnings release our backlog is at a record level of approximately $78 million.  As a result, we expect to have our crews fully utilized for the remainder of the year and well into the first quarter of 2009.

Cost of services.  Our cost of services was $27,426,577 for the six months ended June 30, 2008, compared to $25,638,804 for the same period of 2007, an increase of 7.0%.  This increase was principally attributable to increases in operating expenses, primarily fuel costs.  As a percentage of revenues, cost of services was 66.7% for the six months ended June 30, 2008 compared to 63.6% for the same period of 2007.

Selling, general, and administrative expenses.  SG&A expenses were $1,919,951 for the six months ended June 30, 2008, compared to $1,758,059 for the same period of 2007, an increase of 9.2%.  This increase was primarily attributable to additional expenses associated with additional selling and administrative personnel in the six months ended June 30, 2008, compared to the same period of 2007.  SG&A expense as a percentage of revenues was 4.7% for the six months ended June 30, 2008, compared with 4.4% for the same period of 2007.

Depreciation and amortization expense.  Depreciation and amortization expense was $6,681,347 for the six months ended June 30, 2008, compared to $6,811,027 for the same period of 2007, a decrease of 1.9%.  This decrease was primarily attributable to an increase in the estimated useful life of certain seismic equipment.  See Note A of Notes to Financial Statements in Item 1.  Depreciation and amortization expense as a percentage of revenues was 16.3% for the six months ended June 30, 2008 compared to 16.9% for the same period of 2007.

Income from operations.  Income from operations was $5,063,203 for the six months ended June 30, 2008, compared to $6,118,246 for the same period of 2007, a decrease of 17.2%.  This decrease was primarily attributable to an increase in cost of services and SG&A, partially offset by an increase in revenues and a decrease in depreciation and amortization expense.  EBITDA decreased $1,184,723 to $11,744,550 for the six months ended June 30, 2008, from $12,929,273 for the same period of 2007, a decrease of 9.2%.  This decrease was a result of factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $369,924 for the six months ended June 30, 2008, compared to $347,435 for the same period of 2007, an increase of 6.5%.  This increase was primarily attributable to the additional debt incurred for the purchase of 3,000 additional recording channels and eight new vibration vehicles.

Income tax expense.  Income tax expense was $1,842,972 for the six months ended June 30, 2008, compared to $2,355,829 for the same period of 2007.  The effective tax rate for the six months ended June 30, 2008, was 39.3% compared to 40.8% for the same period of 2007.  See Note E of Notes to Financial Statements in Item 1.

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007 (Unaudited)

Revenues.  Our revenues were $18,620,388 for the three months ended June 30, 2008, compared to $21,717,840 for the same period of 2007, a decrease of 14.3%.  This decrease in revenues was principally attributable to two of our eight seismic acquisition crews being idle for most of the second quarter of 2008.

Cost of services.  Our cost of services was $12,550,975 for the three months ended June 30, 2008, compared to $14,825,158 for the same period of 2007, a decrease of 15.3%.  This decrease was primarily attributable to the decrease in revenues for the three months ended June 30, 2008 compared to the same period of 2007, partially offset by increases in operating expenses, primarily fuel costs.  As a percentage of revenues, cost of services was 67.4% for the three months ended June 30, 2008 compared to 68.3% for the same period of 2007.

Selling, general, and administrative expenses.  SG&A expenses were $985,681 for the three months ended June 30, 2008, compared to $926,500 for the same period of 2007, an increase of 6.4%.  This increase was primarily attributable to additional expenses associated with additional selling and administrative personnel in the three months ended June 30, 2008, compared to the same period of 2007.  SG&A expense as a percentage of revenues was 5.3% for the three months ended June 30, 2008, compared with 4.3% for the same period of 2007.

Depreciation and amortization expense.  Depreciation and amortization expense was $3,404,927 for the three months ended June 30, 2008, compared to $3,509,530 for the same period of 2007, a decrease of 3.0%.  This decrease was primarily attributable to an increase in the estimated useful life of certain seismic equipment.  See Note A of Notes to Financial Statements in Item 1.  Depreciation and amortization expense as a percentage of revenues was 18.3% for the three months ended June 30, 2008 compared to 16.2% for the same period of 2007.

Income from operations.  Income from operations was $1,678,805 for the three months ended June 30, 2008, compared to $2,456,652 for the same period of 2007, a decrease of 31.7%.  This decrease was primarily attributable to a decrease in revenues and an increase in SG&A, partially offset by a decrease in cost of services and a decrease in depreciation and amortization expense.  EBITDA decreased $882,450 to $5,083,732 for the three months ended June 30, 2008, from $5,966,182 for the same period of 2007, a decrease of 14.8%.  This decrease was a result of factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $208,542 for the three months ended June 30, 2008, compared to $191,280 for the same period of 2007, an increase of 9.0%.  This increase was primarily attributable to the additional debt incurred for the purchase of 3,000 additional recording channels and eight new vibration vehicles.

Income tax expense.  Income tax expense was $602,543 for the three months ended June 30, 2008, compared to $929,805 for the same period of 2007.  The effective tax rate was 41.0% for the three months ended June 30, 2008 and 2007.  See Note E of Notes to Financial Statements in Item 1.

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

The following table reconciles our EBITDA to our net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

Net income	$867,720	$1,335,567	$2,850,307	$3,414,982
Depreciation and amortization	3,404,927	3,509,530	6,681,347	6,811,027
Interest expense	208,542	191,280	369,924	347,435
Income tax expense	602,543	929,805	1,842,972	2,355,829

EBITDA	$5,083,732	$5,966,182	$11,744,550	$12,929,273

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities.

Net cash provided by operating activities was $13,217,004 for the six months ended June 30, 2008, compared to $8,499,806 for the same period of 2007.  The $4,717,198 increase in the first six months of 2008 from the same period of 2007 was principally attributable to timing of receipt and payment of invoices, the timing of billings and revenue recognition, and the mix of contracts.  Changes in significant components of cash provided by operations were a $564,675 change in net income, a $129,680 change in depreciation and amortization expense, a $4,178,228 change in trade accounts receivable, a $118,012 change in cost and estimated earnings in excess of billings on uncompleted contracts, a $818,988 change in trade accounts payable, a $755,283 change in accrued liabilities, a $1,859,393 change in billings in excess of cost and estimated earnings on uncompleted contracts, and a $184,894 change in federal and state income taxes.

Working capital increased $6,701,382 to $12,190,679 as of June 30, 2008, from the December 31, 2007 working capital of $5,489,297.  This increase was primarily due to a $7,670,134 increase in cash and cash equivalents, a $743,840 increase in cost and estimated earnings in excess of billings on uncompleted contracts, a $1,327,047 increase in prepaid expenses and other, a $497,904 increase in prepaid federal and state income tax, a $565,081decrease in trade accounts payable, a $366,689 decrease in accrued liabilities, and a $556,291 decrease in billings in excess of costs and estimated earnings on uncompleted contracts partially offset by a decrease in trade accounts receivable of $4,764,109 and an increase in the current portion of debt obligations of $261,495.

Cash flows used in investing activities.

Net cash used in investing activities was $1,433,131 for the six months ended June 30, 2008, and $9,266,116 for the six months ended June 30, 2007.  This decrease was due primarily to a decrease in capital expenditures of $7,829,308.

Cash flows used in financing activities.

Net cash used in financing activities was $4,113,739 for the six months ended June 30, 2008, and $3,070,617 for the six months ended June 30, 2007.  The increase was due primarily to an increase in the amount of principal payments on our outstanding notes payable of $953,149 and an increase in the amount of principal payments on capital lease obligations of $60,737.

Capital expenditures.

During the six months ended June 30, 2008, the Company acquired $7,178,346 of additional seismic equipment and vehicles.  Cash of $1,568,981 and $5,609,365 of borrowings from a commercial bank and equipment lenders was used to finance these acquisitions.  Major capital expenditures included approximately $2,829,000 for eight new vibration vehicles, and approximately $2,943,000 for an additional 3,000 channels of ARAM ARIES (“ARAM”) seismic recording equipment.  We recently entered into a sales agreement with an equipment manufacturer to purchase an additional 4,000 channels of ARAM seismic recording equipment for a total cost of approximately $4,000,000.  A portion of this purchase will be financed by a commercial bank and the balance will be paid in cash generated from operations.  Although we do not budget for our capital expenditures, we may purchase additional equipment during 2008 should the demand for our services increase.

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

In April of 2005, we entered into a revolving credit agreement with a commercial bank.  Effective September 16, 2006, we renewed our revolving credit agreement and increased the borrowing limit from $3,500,000 to $5,000,000.  That revolving credit agreement expired on September 16, 2007.  Effective September 16, 2007, we renewed our revolving credit agreement.  The borrowing limit remains at $5,000,000 and the revolving credit agreement will expire on September 16, 2008.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the revolving credit agreement is payable monthly at the prime rate of interest.  The credit loan agreement provides for non-financial and financial covenants including a minimum debt service coverage ratio in excess of 2.0 to 1.0 and a ratio of debt to worth not in excess of 1.25 to 1.0.  As of June 30, 2008, we had no borrowings outstanding under the revolving credit agreement.

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

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet arrangements.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the first six months of 2008.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains controls and procedures to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, and to process, summarize, and disclose this information within the time periods specified in the rules of the Securities and Exchange Commission.  Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize, and report information required to be included in reports filed or submitted under the Exchange Act within the required time period.  There were no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. – None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our annual meeting of shareholders was held on June 3, 2008.  The following two matters were voted upon and approved by the Company’s shareholders:

(1)    The shareholders approved the election of the following individuals as our Directors:

Name	Votes For	Votes Withheld
Wayne A. Whitener	11,357,700	3,456,553
William J. Barrett	10,801,674	4,012,579
Herbert M. Gardner	10,903,836	3,910,417
Allen T. McInnes	12,075,969	2,738,284
Edward L. Flynn	13,585,567	1,228,686
Stephanie P. Hurtt	13,585,642	1,228,611

(2)   The shareholders approved, with 14,786,067 affirmative votes, 16,385 negative votes and 11,799 abstentions, the proposal to ratify the appointment of Lane Gorman Trubitt, L.L.P. as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

ITEM 5. OTHER INFORMATION. – None.

ITEM 6. EXHIBITS.

The following exhibits are included herein:

EXHIBIT NO.	DESCRIPTION

3.1

Restated Articles of Incorporation (with amendment) as filed with the Secretary of State of Texas on June 20, 2003, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, and incorporated herein by reference.

3.2	Bylaws, as amended and restated May 27, 2008, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 28, 2008, and incorporated herein by reference.

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

4.3

Form of Warrant Repurchase Agreement dated September 18, 2007 filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference.

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TGC INDUSTRIES, INC.

Date: August 8, 2008	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2008	/s/ Kenneth W. Uselton
Kenneth W. Uselton
Treasurer (Principal Financial
and Accounting Officer)

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION

3.1

Restated Articles of Incorporation (with amendment) as filed with the Secretary of State of Texas on June 20, 2003, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, and incorporated herein by reference.

3.2	Bylaws, as amended and restated May 27, 2008, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 28, 2008, and incorporated herein by reference.

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