Form 10-Q
period 2008-09-30
TGC INDUSTRIES INC
filed 2008-11-07
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at October 31, 2008
Common Stock ($.01 Par Value)	17,394,995

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TGC Industries, Inc.

BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$17,151,668	$4,503,826
Trade accounts receivable	13,635,158	12,391,113
Cost and estimated earnings in excess of billings on uncompleted contracts	983,365	297,528
Prepaid expenses and other	1,469,553	712,614
Prepaid federal and state income tax	179,117	100,418

Total current assets	33,418,861	18,005,499

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	86,544,927	71,441,785
Automobiles and trucks	8,539,457	7,770,646
Furniture and fixtures	348,103	348,103
Leasehold improvements	14,994	14,994
	95,447,481	79,575,528
Less accumulated depreciation and amortization	(46,295,972)	(36,645,143)
	49,151,509	42,930,385

Goodwill	201,530	201,530
Other assets	47,358	24,642
	248,888	226,172

Total assets	$82,819,258	$61,162,056

See Notes to Financial Statements

TGC Industries, Inc.

BALANCE SHEETS – CONTINUED

	September 30,	December 31,
	2008	2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$1,859,144	$2,931,264
Accrued liabilities	1,112,370	1,724,078
Billings in excess of costs and estimated earnings on uncompleted contracts	9,875,795	3,340,220
Current maturities of notes payable	5,560,732	3,301,903
Current portion of capital lease obligations	828,674	1,218,737

Total current liabilities	19,236,715	12,516,202

NOTES PAYABLE, less current maturities	11,235,761	3,090,191

CAPITAL LEASE OBLIGATIONS, less current portion	541,829	679,074

LONG-TERM DEFERRED TAX LIABILITY	3,736,733	1,955,047

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued – none	—	—

Common stock, $.01 par value; 25,000,000 shares authorized; 17,432,798 and 16,595,047 issued in each period, respectively	174,328	165,950

Additional paid-in capital	26,708,156	26,503,158

Unearned restricted stock compensation	(380,984)	(601,190)

Retained earnings	21,824,043	17,110,947

Treasury stock, at cost (37,803 shares)	(257,323)	(257,323)

	48,068,220	42,921,542

Total liabilities and shareholders’ equity	$82,819,258	$61,162,056

See Notes to Financial Statements

TGC Industries, Inc.

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$21,553,653	$24,207,816	$62,644,731	$64,533,952

Cost and expenses
Cost of services	13,373,764	16,971,927	40,800,341	42,610,731
Selling, general and administrative	1,125,128	1,064,175	3,045,079	2,822,234
Depreciation and amortization expense	3,451,571	2,906,129	10,132,918	9,717,156
	17,950,463	20,942,231	53,978,338	55,150,121

Income from operations	3,603,190	3,265,585	8,666,393	9,383,831

Interest expense	245,429	146,412	615,353	493,847

Income before income taxes	3,357,761	3,119,173	8,051,040	8,889,984

Income tax expense	1,494,972	1,293,065	3,337,944	3,648,894

NET INCOME	$1,862,789	$1,826,108	$4,713,096	$5,241,090

Earnings per common share:
Basic	$.11	$.11	$.27	$.30
Diluted	$.11	$.10	$.27	$.30

Weighted average number of shares outstanding:
Basic	17,394,995	17,380,703	17,388,900	17,361,392
Diluted	17,436,637	17,464,490	17,434,018	17,452,673

See Notes to Financial Statements

TGC Industries, Inc.

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,713,096	$5,241,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,132,918	9,717,156
Gain on disposal of property and equipment	(140,128)	(55,640)
Non-cash compensation	434,407	388,474
Deferred income taxes	1,781,686	337,066
Changes in operating assets and liabilities
Trade accounts receivable	(1,244,045)	391,574
Cost and estimated earnings in excess of billings on uncompleted contracts	(685,837)	(1,472,577)
Prepaid expenses	1,242,996	1,245,479
Other assets	(22,716)	(2,284)
Trade accounts payable	(1,072,120)	(1,838,643)
Accrued liabilities	(611,708)	173,161
Billings in excess of cost and estimated earnings on uncompleted contracts	6,535,575	(3,475,844)
Federal and state income taxes	(78,699)	(217,698)

NET CASH PROVIDED BY OPERATING ACTIVITIES	20,985,425	10,431,314

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,559,285)	(10,927,126)
Proceeds from sale of property and equipment	189,418	238,721

NET CASH USED IN INVESTING ACTIVITIES	(2,369,867)	(10,688,405)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(4,928,582)	(4,017,702)
Principal payments on capital lease obligations	(1,038,307)	(966,745)
Proceeds from exercise of stock options	—	29,335
Payment of dividends	(827)	(926)

NET CASH USED IN FINANCING ACTIVITIES	(5,967,716)	(4,956,038)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	12,647,842	(5,213,129)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,503,826	9,388,769

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,151,668	$4,175,640

Supplemental cash flow information

Interest paid	$601,593	$493,847
Income taxes paid	$1,633,093	$3,551,535

Noncash investing and financing activities

Capital lease obligations incurred	$510,999	$686,697
Financed equipment purchase	$13,333,048	$—
Financed insurance premiums	$1,999,935	$2,111,898
Restricted stock awards to employees	$86,600	$189,000

See Notes to Financial Statements

TGC INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

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

REVENUE RECOGNITION

Seismic Surveys

The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers.  A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party upon 30 days’ advance written notice, is entered into for every project.  These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project.  The duration of these projects will vary from a few days to several months.  The Company recognizes revenue when services are performed under both types of agreements.  Services are defined as the commencement of data acquisition.  Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement and revenue is recognized as services are performed on a per unit of seismic data acquired rate.  Under term agreements, revenue is recognized as services are performed based on the time worked rate provided in the term agreement.  Under both turnkey and term agreements, cost of earned revenue is recognized by multiplying total estimated agreement cost by the percentage-of-completion of the agreement.  The excess of that amount over the cost of earned revenue reported in prior periods is recognized as cost of earned revenue for the period.  Agreements are not segmented or combined for purposes of calculating percentage of completion.  The asset, “Cost and estimated earnings in excess of billings on uncompleted contracts” represents cost incurred on turnkey agreements in excess of billings on those agreements.  The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of cost on those agreements.  Claims have been negligible in the nine-month period ended September 30, 2008 and the year ended December 31, 2007.

Gravity Data

The Company owns a data bank which contains gravity data, and to a lesser extent magnetic data, from many of the major oil and natural gas producing areas located within the United States.  When an order for gravity data is received, the portion of gravity data requested by the customer is prepared in digital format for licensing and shipment to the customer.  This process is performed by an employee in the Company’s headquarters office and is normally completed within a few days.  The licensing of gravity data is not a material part of the Company’s revenue.  Gravity data revenue during the nine-month period ended September 30, 2008, was approximately $46,100.  Gravity revenue for the year ended December 31, 2007, was approximately $187,300.

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

The net book value of this equipment at June 30, 2007, was not modified and is amortized over the revised estimated useful lives of the equipment.  The Company does not believe that this equipment will become obsolete at the end of the original estimate and has revised the estimated life of these assets.  The effect to depreciation expense, net income and earnings per share for the three and nine months ended September 30, 2008, is:

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	As Reported	Pro Forma	As Reported	Pro Forma

Depreciation Expense	$3,451,571	$4,198,706	$10,132,918	$12,327,570

Net Income	$1,862,789	$1,528,260	$4,713,096	$3,400,499

Earnings per common share:
Basic	$.11	$.09	$.27	$.20

Diluted	$.11	$.09	$.27	$.20

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

NOTE C — EARNINGS PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock (“common shares”) outstanding.  Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants, and convertible securities.  All earnings per common share for the three-month and nine-month periods ended September 30, 2008 and 2007 have been adjusted for the 5% stock dividend paid April 28, 2008, to shareholders of record as of April 14, 2008.

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007
Basic:
Numerator:
Net income	$1,862,789	$1,826,108	$4,713,096	$5,241,090

Denominator:
Basic - weighted average common shares outstanding	17,394,995	17,380,703	17,388,900	17,361,392

Basic EPS	$.11	$.11	$.27	$.30

Diluted:
Numerator:

Net income	$1,862,789	$1,826,108	$4,713,096	$5,241,090

Denominator:
Weighted average common shares outstanding	17,394,995	17,380,703	17,388,900	17,361,392
Effect of Dilutive Securities:
Warrants	—	27,355	—	27,231
Stock options	41,642	56,432	45,118	64,050
	17,436,637	17,464,490	17,434,018	17,452,673

Diluted EPS	$.11	$.10	$.27	$.30

NOTE D – DIVIDENDS

On March 20, 2008, the Company declared a five percent (5%) stock dividend on its outstanding common shares.  The 5% stock dividend was paid on April 28, 2008, to shareholders of record as of April 14, 2008.  Cash in lieu of fractional shares in the total amount of $827 was paid to shareholders based on the last sales price of the Company’s common shares on the record date.

NOTE E — INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.  In addition, the Company paid federal and various state estimated income taxes for tax year 2008, as well as various state income taxes for tax year 2007, during the first nine months of 2008.

NOTE F — STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for its stock options under the recognition and measurement principles of APB Opinion No. 25 and related interpretations.  Accordingly, no stock-based employee compensation cost was reflected in our financial statements prior to January 1, 2006, since all options to purchase common shares of the Company have an exercise price equal to, or greater than, the market value of the underlying common shares on the date of grant.

Effective January 1, 2006, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment (SFAS 123R)” for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method.  We recognize the fair value of the stock-based compensation awards as wages in the Statements of Income on a straight-line basis over the vesting period.  Such implementation is expected to have minimal impact on our results of operations, financial position, and liquidity.  The adoption of SFAS 123R resulted in the recognition of compensation expense, relative to stock-based awards, in wages in the Statements of Income of approximately $112,000 and $110,000, less than $0.01 per share, for the three months ended September 30, 2008 and 2007, respectively and approximately $322,000 and $313,000, or approximately $.02 per share, for the nine months ended September 30, 2008 and 2007, respectively.  In accordance with the modified prospective application method permitted by SFAS 123R, prior period amounts have not been restated to reflect the recognition of stock-based compensation costs.

As of September 30, 2008, there was approximately $386,000 of unrecognized compensation expense related to our two share-based compensation plans.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-Q. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from our anticipated results include those discussed in Part II, Item 1A. “RISK FACTORS.”

Forward Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this report regarding the Company’s strategies and plans for growth are forward-looking statements.  These forward-looking statements are often characterized by the terms “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” and other words and terms of similar meanings and do not reflect historical facts.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from such expectations are disclosed in the Company’s Securities and Exchange Commission filings, and include, but are not limited to, the dependence upon energy industry spending for seismic services, the unpredictable nature of forecasting weather, the potential for contract delay or cancellation, the potential for fluctuations in oil and gas prices, the availability of capital resources, and the current economic downturn which could adversely affect our revenues and cash flow if our customers, and/or potential customers, become unable to pay, or must delay payment of,  amounts owing to the Company because such customers are not successful in generating revenues or are precluded from securing necessary financing.  The forward-looking statements contained herein reflect the current views of the Company’s management, and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

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

We provide our seismic data acquisition services primarily to major and independent domestic onshore oil and natural gas exploration and development companies for use in the onshore drilling and production of oil and natural gas in the continental United States. The main factors influencing demand for seismic data acquisition services in our industry are the level of drilling activity by oil and natural gas companies and the sizes of such companies’ exploration and development budgets, which, in turn, depend largely on current and anticipated future crude oil and natural gas prices and depletion rates.

The services we provide to our customers vary according to the size and needs of each customer. Our services are marketed by supervisory and executive personnel who contact customers to determine their needs and respond to customer inquiries regarding the availability of crews. Contacts are based principally upon professional relationships developed over a number of years. There are a number of consultants in the oil and natural gas industry who process and interpret seismic data for oil and natural gas companies. These consultants can influence which company their customers use to acquire seismic data.

The acquisition of seismic data for the oil and natural gas industry is a highly competitive business. There are approximately 61 seismic crews currently operating in the continental United States. Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although factors other than price, such as crew safety performance history, and technological and operational expertise, are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are Dawson Geophysical Company, Geo Kinetics, Inc., Petroleum Geo Services, and to a lesser extent, CGG-Veritas.  These competitors are publicly-traded companies with long operating histories who field numerous crews and work in a number of different regions and terrain.  These companies field approximately 50% of the estimated 61 seismic crews currently operating in the continental United States.  In addition to the previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two crews and often specialize in specific regions or type of operations.  We believe that our long-term industry expertise, the customer relationships developed over our history, and our financial stability give us an advantage over most of our competitors in the industry.

Results of Operations

Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007 (Unaudited)

Revenues.  Our revenues were $62,644,731 for the nine months ended September 30, 2008, compared to $64,533,952 for the same period of 2007, a decrease of 2.9%.  This decrease in revenues was primarily attributable to two of our eight crews being idle most of the second quarter of 2008.  These two crews were back to work and fully operational by mid-July.  Also, two hurricanes hit the Gulf Coast in August and September, impacting some of our crews in the field.  In addition, as we reported in our 2008 third quarter earnings release, our backlog is at a record level of approximately $82 million.  As a result, we expect to have our crews fully utilized for the remainder of the year and well into the first half of 2009.

Cost of services.  Our cost of services was $40,800,341 for the nine months ended September 30, 2008, compared to $42,610,731 for the same period of 2007, a decrease of 4.2%.  This decrease was principally attributable to a decrease in the amount of shot-hole work that typically contains higher third party costs when compared to vibroseis work.  As a percentage of revenues, cost of services was 65.1% for the nine months ended September 30, 2008 compared to 66.0% for the same period of 2007.

Selling, general, and administrative expenses.  SG&A expenses were $3,045,079 for the nine months ended September 30, 2008, compared to $2,822,234 for the same period of 2007, an increase of 7.9%.  This increase was primarily attributable to additional expenses associated with additional selling and administrative personnel in the nine months ended September 30, 2008, compared to the same period of 2007.  SG&A expense as a percentage of revenues was 4.9% for the nine months ended September 30, 2008, compared with 4.4% for the same period of 2007.

Depreciation and amortization expense.  Depreciation and amortization expense was $10,132,918 for the nine months ended September 30, 2008, compared to $9,717,156 for the same period of 2007, an increase of 4.3%.  This increase was primarily attributable to purchases of additional seismic recording equipment and 13 new vibration vehicles, partially offset by an increase in the estimated useful life of certain seismic equipment See Note A to Financial Statements in Item 1.  Depreciation and amortization expense as a percentage of revenues was 16.2% for the nine months ended September 30, 2008 compared to 15.1% for the same period of 2007.

Income from operations.  Income from operations was $8,666,393 for the nine months ended September 30, 2008, compared to $9,383,831 for the same period of 2007, a decrease of 7.6%.  This decrease was primarily attributable to a decrease in revenue, an increase in SG&A and depreciation expense, offset by a decrease in cost of services.  EBITDA decreased $301,676 to $18,799,311 for the nine months ended September 30, 2008, from $19,100,987 for the same period of 2007, a decrease of 1.6%.  This decrease was a result of lower net income of $527,994 and a decrease in income tax expense of $310,950, partially offset by an increase in depreciation and amortization expense of $415,762 and an increase in interest expense of $121,506.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $615,353 for the nine months ended September 30, 2008, compared to $493,847 for the same period of 2007, an increase of 24.6%.  This increase was primarily attributable to the additional debt incurred for the purchase of 2 ARAM ARIES (“ARAM”) seismic recording systems, 7,000 additional recording channels and 13 new vibration vehicles.

Income tax expense.  Income tax expense was $3,337,944 for the nine months ended September 30, 2008, compared to $3,648,894 for the same period of 2007.  The effective tax rate for the nine months ended September 30, 2008, was 41.5% compared to 41.0% for the same period of 2007.  See Note E of Notes to Financial Statements in Item 1.

Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007 (Unaudited)

Revenues.  Our revenues were $21,553,653 for the three months ended September 30, 2008, compared to $24,207,816 for the same period of 2007, a decrease of 11.0%.  This decrease in revenues was primarily attributable to: an unusually low amount of shot-hole work in the quarter which typically generates higher revenues but lower margins because they contain higher third-party costs;  two of our eight seismic acquisition crews that were idled for most of the second quarter of 2008 did not get back into the field until the second half of July;  and the two hurricanes that hit the Gulf Coast in August and September impacted some of our crews in the field.

Cost of services.  Our cost of services was $13,373,764 for the three months ended September 30, 2008, compared to $16,971,927 for the same period of 2007, a decrease of 21.2%.  This decrease was primarily attributable to the decrease in revenues for the three months ended September 30, 2008 compared to the same period of 2007, an unusually low amount of shot-hole work which typically contain higher third-party costs, and two of our eight seismic crews that were idled for most of the second quarter of 2008 and did not get back into the field until the second half of July.  As a percentage of revenues, cost of services was 62.0% for the three months ended September 30, 2008 compared to 70.1% for the same period of 2007.

Selling, general, and administrative expenses.  SG&A expenses were $1,125,128 for the three months ended September 30, 2008, compared to $1,064,175 for the same period of 2007, an increase of 5.7%.  This increase was primarily attributable to additional expenses associated with additional selling and administrative personnel in the three months ended September 30, 2008, compared to the same period of 2007.  SG&A expense as a percentage of revenues was 5.2% for the three months ended September 30, 2008, compared with 4.4% for the same period of 2007.

Depreciation and amortization expense.  Depreciation and amortization expense was $3,451,571 for the three months ended September 30, 2008, compared to $2,906,129 for the same period of 2007, an increase of 18.8%.  This increase was primarily attributable to additions of new seismic recording equipment and vibration vehicles. Depreciation and amortization expense as a percentage of revenues was 16.0% for the three months ended September 30, 2008 compared to 12.0% for the same period of 2007.

Income from operations.  Income from operations was $3,603,190 for the three months ended September 30, 2008, compared to $3,265,585 for the same period of 2007, an increase of 10.3%.  The increase was primarily attributable to a decrease in cost of services, partially offset by a decrease in revenue and increases in SG&A and depreciation and amortization expense.  EBITDA increased $883,047 to $7,054,761 for the three months ended September 30, 2008, from $6,171,714 for the same period of 2007, an increase of 14.3%.  This increase was a result of factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $245,429 for the three months ended September 30, 2008, compared to $146,412 for the same period of 2007, an increase of 67.6%.  This increase was primarily attributable to the additional debt incurred for the purchase of 7,000 additional recording channels and 13 new vibration vehicles.

Income tax expense.  Income tax expense was $1,494,972 for the three months ended September 30, 2008, compared to $1,293,065 for the same period of 2007.  The effective tax rate was 44.5% for the three months ended September 30, 2008 compared to 41.5% for the same period of 2007.  See Note E of Notes to Financial Statements in Item 1.

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

The following table reconciles our EBITDA to our net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

Net income	$1,862,789	$1,826,108	$4,713,096	$5,241,090
Depreciation and amortization	3,451,571	2,906,129	10,132,918	9,717,156
Interest expense	245,429	146,412	615,353	493,847
Income tax expense	1,494,972	1,293,065	3,337,944	3,648,894

EBITDA	$7,054,761	$6,171,714	$18,799,311	$19,100,987

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities.

Net cash provided by operating activities was $20,985,425 for the nine months ended September 30, 2008, compared to $10,431,314 for the same period of 2007.  The $10,554,111 increase in the first nine months of 2008 from the same period of 2007 was principally attributable to timing of receipts and payment of invoices, the timing of billings and revenue recognition, and the mix of contracts.  Changes in significant components of cash provided by operations were a $527,994 change in net income, a $415,762 change in depreciation and amortization expense, a $1,444,620 change in deferred income taxes, a $1,635,619 change in trade accounts receivable, a $786,740 change in cost and estimated earnings in excess of billings on uncompleted contracts, a $766,523 change in trade accounts payable, a $784,869 change in accrued liabilities, a $10,011,419 change in billings in excess of cost and estimated earnings on uncompleted contracts, and a $138,999 change in federal and state income taxes.

Working capital increased $8,692,849 to $14,182,146 as of September 30, 2008, from the December 31, 2007 working capital of $5,489,297.  This increase was primarily due to a $12,647,842 increase in cash and cash equivalents, a $1,244,045 increase in trade accounts receivable, a $685,837 increase in cost and estimated earnings in excess of billings on uncompleted contracts, a $756,939 increase in prepaid expenses and other, a  $1,072,120 decrease in trade accounts payable, a $611,708 decrease in accrued liabilities, partially offset by an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $6,535,575, and an increase in the current portion of debt obligations of $1,868,766.

Cash flows used in investing activities.

Net cash used in investing activities was $2,369,867 for the nine months ended September 30, 2008, and $10,688,405 for the nine months ended September 30, 2007.  This decrease was due primarily to a decrease in capital expenditures of $8,367,841.

Cash flows used in financing activities.

Net cash used in financing activities was $5,967,716 for the nine months ended September 30, 2008, and $4,956,038 for the nine months ended September 30, 2007.  The increase was due primarily to an increase in the amount of principal payments on our outstanding notes payable of $910,880 and an increase in the amount of principal payments on capital lease obligations of $71,562.

Capital expenditures.

During the nine months ended September 30, 2008, the Company acquired $16,403,332 of additional seismic equipment and vehicles.  Cash of $2,559,285 and $13,844,047 of borrowings from commercial banks and equipment lenders was used to finance these acquisitions.  Major capital expenditures included approximately $4,800,000 for 13 new vibration vehicles, and approximately $7,000,000 for seismic recording equipment.  Although we do not budget for our capital expenditures, we may purchase additional equipment during 2008 should the demand for our services increase.

Liquidity

Our primary source of liquidity is cash generated from operations and short-term borrowings from commercial banks and equipment lenders.  Based on current forecasts, we believe that we have sufficient available cash and borrowing capacity to fund our working capital needs over the next 12 months.

Capital Resources

Since 2005, we have relied on cash generated from operations, short-term borrowings from commercial banks and equipment lenders, and proceeds from a public offering of our common shares to fund our working capital requirements and capital expenditures.

In April of 2005, we entered into a revolving credit agreement with a commercial bank.  Effective September 16, 2006, we renewed our revolving credit agreement and increased the borrowing limit from $3,500,000 to $5,000,000.  The borrowing limit under that revolving line of credit agreement remains at $5,000,000, and was renewed on September 16, 2007, and September 16, 2008, respectively.  The revolving line of credit agreement does not expire until September 16, 2009.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the revolving credit agreement is payable monthly at the prime rate of interest.  The credit loan agreement provides for non-financial and financial covenants including a minimum debt service coverage ratio in excess of 2.0 to 1.0 and a ratio of debt to worth not in excess of 1.25 to 1.0.  As of September 30, 2008, we had no borrowings outstanding under the revolving credit agreement.

In April of 2004, we executed an addendum to our lease of a facility in Plano, Texas, that includes approximately 10,500 square feet of office and warehouse space and an outdoor storage area of approximately 20,000 square feet.  This facility is used to repair geophysical equipment and housed our corporate offices until September of 2006.  In September of 2005, we leased an additional facility, in Plano, Texas, with approximately 10,000 square feet of office and warehouse space and an additional 10,000 square feet of outdoor storage to accommodate our recent growth.  This facility is used primarily to repair geophysical equipment.  In January of 2006, we leased a 600-square foot facility in Houston, Texas, to be used as a sales office.  In July of 2006, we entered into a lease for 7,269 square feet of office space located in Plano, Texas.  In September of 2006, we relocated our corporate offices to this facility.  In October of 2006, we leased an 800-square foot facility in Oklahoma City, Oklahoma, to be used as a sales office.  In September of 2007, we leased a 1,130-square foot facility in Denver, Colorado, to be used as a sales office.  In September 2008, we leased a 400-square foot facility in Pratt, Kansas, to be used as a permit office.  In November of 2008, we will vacate our two Plano repair, warehouse and outdoor storage facilities, and move to a leased repair, warehouse and outside storage facilities in Denison, Texas.  The Denison, Texas, facility consists of one 5,000-square foot building, two 10,000-square foot adjacent buildings and an outdoor storage area of approximately 60,500 square feet to accommodate our recent growth.

Contractual Obligations

In July 2008, the Company entered into a loan agreement with a bank to provide financing for the purchase of seismic recording equipment.  The loan, for approximately $3,200,000, matures in July 2011, and provides for monthly principal payments of approximately $89,000 plus interest at 6.0%.

In August 2008, the Company entered into a loan agreement with a bank to provide financing for the purchase of new vibration vehicles.  The loan, for approximately $2,000,000, matures in August 2011, and provides for monthly principal payments of approximately $56,000 plus interest at 6.0%.

In September 2008, the Company entered into a loan agreement with a commercial lender to provide financing for the purchase of seismic equipment.  The loan, for approximately $2,700,000, matures in September 2012, and provides for monthly principal payments of approximately $56,000 plus interest at 6.0%.

In September 2008, the Company entered into a purchase agreement with an equipment supplier to purchase seismic equipment for approximately $1,100,000.  In September 2008, the Company entered into a loan agreement with a commercial lender to provide financing for this purchase.  The loan agreement is coterminus with the $2,700,000 loan above.  Principal payments and interest rate will be determined at the time of loan funding, which is expected to take place during early November 2008.

We believe that our capital resources, including our short-term investments, funds available under our revolving credit agreement and cash flow from operations will be adequate to meet our current operational needs. We believe that we will be able to finance our 2008 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our line of credit loan agreement.  However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic downturn adversely affects the ability of our customers, and/or potential customers, to pay promptly amounts owing to the Company under their service contracts with us.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet arrangements.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the first nine months of 2008.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have not entered into any hedging agreements or swap agreements.  Our principal market risks include fluctuations in commodity prices which affect demand for and pricing for our services and the risk related to the concentration of our customers in the oil and natural gas industry.  Since all of our customers are involved in the oil and natural gas industry, there may be a negative effect on our exposure to credit risk because our customers may be similarly adversely affected by the current economic downturn which, some analysts believe, could worsen into a recession.  For the year ended December 31, 2007, our top two customers accounted for approximately 12.1% and 9.9% of our revenues, respectively.

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains controls and procedures to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, and to process, summarize, and disclose this information within the time periods specified in the rules of the Securities and

Exchange Commission.  Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize, and report information required to be included in reports filed or submitted under the Exchange Act within the required time period.  There were no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a defendant in various legal actions that arose or may arise out of the normal course of business.  In our opinion, none of these actions have or will result in any significant loss to us.

ITEM 1A. RISK FACTORS

For a discussion of those “Risk Factors” affecting the Company, you should carefully consider the “Risk Factors” discussed in Part I, under “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2007, which is herein incorporated by reference.  There have been no material changes in those risk factors previously disclosed in such Annual Report.

A new risk factor is added under the heading “Industry Risks” as follows:

“We and our customers may be adversely affected by the current economic downturn.

A slowing of the economy, and certainly a recession, could have a material adverse effect on our financial results and proposed plan of operations. Either could lead to further significant fluctuations in the demand for and pricing of oil and gas. Reduced demand and pricing pressures could adversely affect the financial condition and results of operations of our customers and their abilities to purchase our services. We are not able to predict the timing, extent, and duration of the economic cycles in the markets in which we operate.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. – None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. – None.

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

10.1

Employment Contract (as Amended and Restated effective September 11, 2008) between TGC Industries, Inc. and Wayne A. Whitener, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2008, and incorporated herein by reference.

10.2

Form of TGC Industries, Inc. Director and Officer Indemnification Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2008, and incorporated herein by reference.

10.3

Promissory Note by and among TGC Industries, Inc. and Sovereign Bank, dated September 16, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2008, and incorporated herein by reference.

10.4

Commercial Security Agreement by and among TGC Industries, Inc. and Sovereign Bank, dated September 16, 2008, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2008, and incorporated herein by reference.

10.5

Business Loan Agreement by and among TGC Industries, Inc. and Sovereign Bank, dated September 16, 2008, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 19, 2008, and incorporated herein by reference.

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

TGC INDUSTRIES, INC.

Date: November 7, 2008	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2008	/s/ James K. Brata
James K. Brata
Vice President and Chief Financial Officer
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

10.1

Employment Contract (as Amended and Restated effective September 11, 2008) between TGC Industries, Inc. and Wayne A. Whitener, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2008, and incorporated herein by reference.

10.2

Form of TGC Industries, Inc. Director and Officer Indemnification Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2008, and incorporated herein by reference.

10.3

Promissory Note by and among TGC Industries, Inc. and Sovereign Bank, dated September 16, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2008, and incorporated herein by reference.

10.4

Commercial Security Agreement by and among TGC Industries, Inc. and Sovereign Bank, dated September 16, 2008, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 19, 2008, and incorporated herein by reference.

10.5

Business Loan Agreement by and among TGC Industries, Inc. and Sovereign Bank, dated September 16, 2008, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 19, 2008, and incorporated herein by reference.

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