Form 10-K
period 2008-12-31
TGC INDUSTRIES INC
filed 2009-03-16
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second  fiscal quarter was $112,220,919.

Number of shares of Common Stock outstanding as of February 27, 2009:  17,396,017

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

Proxy statement for the 2009 annual meeting of shareholders – Part III

Part I

ITEM 1. BUSINESS.

General

TGC Industries, Inc. (“TGC” or the “Company”) is a Texas corporation primarily engaged in the geophysical service business of conducting Three-D (“3-D”) surveys for clients in the oil and gas business.  TGC’s principal business office is located at 101 E. Park Blvd., Suite 955, Plano, Texas 75074 (Telephone: 972-881-1099).  TGC’s internet address is www.tgcseismic.com.  TGC makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as reasonably practicable after filing or furnishing such information with the Securities and Exchange Commission.

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

We are a leading provider of seismic data acquisition services throughout the continental United States. As of December 31, 2008, we operated nine seismic crews.  These seismic crews supply seismic data to companies engaged in the domestic exploration and development of oil and natural gas on land and in land-to-water transition areas. Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.

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

Currently, the seismic data acquisition industry is made up of a number of companies divided into two groups. The first group is made up of five publicly-traded companies with long operating histories who field numerous crews and work in a number of different regions and terrain.  This group includes us, Dawson Geophysical Company, Geo Kinetics, Inc., Petroleum Geo Services, and, to a lesser extent, CGG-Veritas.  These companies field approximately 50% of the estimated 65 seismic crews currently operating in the continental U.S.  The second group is made up of smaller companies who generally run one or two seismic crews and often specialize in specific regions or types of operations.

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

Equipment and Crews

In the fourth quarter of 2004, we acquired, and placed into service, our first new ARAM ARIES recording system.  In July of 2005, we deployed our fourth seismic data acquisition crew along with our second new ARAM ARIES recording system.  In November of 2005, we deployed our fifth seismic data acquisition crew along with our third new ARAM ARIES recording system.  In December of 2005, we completed a loan transaction with a commercial lender for the purpose of providing funds for the purchase of our fourth new ARAM ARIES recording system.  In January of 2006, we deployed a sixth crew to operate this fourth new ARAM ARIES recording system.    In May of 2006, we deployed our seventh seismic data acquisition crew along with our fifth new ARAM ARIES recording system.  In October of 2006, we deployed our eighth seismic data acquisition crew along with our sixth new ARAM ARIES recording system.  In December of 2007, we completed a loan transaction with a commercial lender for the purpose of providing funds for the purchase of our seventh new ARAM ARIES recording system.  In January 2008, the Company entered into an agreement with a bank to provide financing for the purchase of new vibration vehicles.  In February 2008, the Company exercised its purchase option for seismic recording equipment it had been renting.  In March 2008, the Company entered into a loan agreement with a commercial lender to provide financing for purchase of this rented equipment and to replace an existing loan the Company had with the lender.  In July 2008, the Company entered into a loan agreement with a bank to provide financing for the purchase of additional seismic recording equipment.  In August 2008, the Company entered into a loan agreement with a bank to provide financing for the purchase of new vibration vehicles.  In September 2008, the Company entered into a loan agreement with a commercial lender to provide financing for the purchase of a new seismic recording system and equipment.  In December 2008, we deployed our ninth seismic data acquisition crew along with our eighth new ARAM ARIES recording system.

Eight of our crews utilize the new state-of-the-art ARAM ARIES recording systems.  These systems employ cable telemetry technology enhanced by multiple baseline and redundant cable connections that provide seismic data acquisition services with increased reliability.  The other crew utilizes the Opseis Eagle data gathering system. This system employs radio-frequency telemetry technology providing seismic data-gathering services to land-to-water transition areas, rivers, lakes, inaccessible terrain, deserts, and man-made barriers such as highways and cities.

We currently own equipment for nine land-based seismic data acquisition crews and 60 vibration vehicles equipped with Pelton electronics. Each crew consists of approximately 35 to 45 technicians with associated vehicles, geophones, a seismic recording system, energy sources, cables, and a variety of other equipment. Each crew has one central recording vehicle which captures seismic data. This data is recorded on a CD ROM or data tape which is delivered to a data processing center selected by the customer.

Capital Expenditures

We believe that it is essential to take advantage of advances in seismic technology and to commit capital to purchase and update our equipment cost-effectively. Purchasing and updating seismic equipment and technology involves a continuing commitment to capital spending. For fiscal year 2008, capital expenditures were approximately $21,686,000 compared with approximately $18,238,000 for 2007.  The capital expenditures in 2008 were primarily for equipment and equipment maintenance to meet the increased demand from our customers.

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

Employees

As of December 31, 2008, we employed a total of 651 full-time (non-union) employees, of which 17 consisted of management, sales, and administrative personnel with the remainder being crew and crew support personnel. We also hire contract labor for our crews on an as-needed basis. We believe our relationship with our employees to be satisfactory.

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

Although we reported net income of approximately $6,898,000, $7,607,000 and $8,111,000 for the years ended December 31, 2008, 2007 and 2006, respectively, we have a history of losses with only six profitable years since 1998.  In 2005, we had net income (before dividend requirements on preferred stock) of approximately $6,201,000, in 2004, we had net income (before dividend requirements on preferred stock) of approximately $2,868,000, and in 2003 we had net income (before dividend requirements on preferred stock) of approximately $555,000. Our ability to be profitable in the future will depend on many factors beyond our control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

The current economic downturn could adversely affect our revenues and cash flows.

The current economic downturn could adversely affect our revenues and cash flows if our customers, and/or potential customers, become unable to pay or must delay payment of, amounts owing to the Company because such customers are not successful in generating revenues or are precluded from securing necessary financing.

Our revenues and operating results can be expected to fluctuate from period to period.

Our revenues, operating results, and profitability may fluctuate from period to period. These fluctuations are attributable to the level of new business in a particular period, the timing of the initiation, progress, or cancellation of significant projects, higher revenues and expenses on our dynamite contracts, and costs we incur to train new crews we may add in the future to meet increased customer demand. Fluctuations in our operating results may also be affected by other factors that are outside of our control such as permit delays, weather delays, and crew productivity. Oil and natural gas prices were highly volatile during the year ended December 31, 2008, and have resulted in demand fluctuations for our services. There can be no assurance of future oil and gas price levels or stability.  The demand for our services will be adversely affected by a significant reduction in oil and natural gas prices. Since our business has high fixed costs, the negative effect of one or more of these factors could trigger wide variations in our operating revenues, EBITDA margin, and profitability from quarter to quarter, which factors render quarter-to-quarter comparisons unreliable as an indicator of performance.  Due to the factors discussed above, you should not expect sequential growth in our quarterly revenues and profitability.

We are dependent upon significant customers.

During 2008, our two largest customers accounted for approximately 27% of revenues.  During 2007 our two largest customers accounted for approximately 22% of revenues.  During 2006 no customer accounted for 10% of our revenues.  In the past we have derived a significant amount of our revenues from a small number of oil and natural gas exploration and development companies.  While our revenues are derived from a concentrated customer base, our significant customers vary between years. If we lose one or more major customers in the future, or if one or more customers encounter financial difficulties, our business, financial condition, and results of operations could be materially and adversely affected.

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

Certain assets that are critical to our operations, including two of our ARAM ARIES recording systems and 13 vibration vehicles are pledged as collateral to our equipment lenders and commercial banks and could be subject to foreclosure in the event that we default on our indebtedness having 36 to 57 month terms. We currently have debt obligations covering the purchase of two of our eight ARAM ARIES recording systems that require monthly payments between approximately $86,000 and $108,000 for the seventh ARAM ARIES recording system, and between approximately $80,000 and $98,000 for the eighth ARAM ARIES recording system.  These debt obligations mature in December 2011 and October 2012, respectively.  The Company also has debt obligations covering the purchase of five vibration vehicles requiring monthly payments between approximately $56,000 and $65,000, and the purchase of eight vibration vehicles, requiring monthly payments of approximately $50,000.  These debt obligations mature in August 2011 and February 2013, respectively.  Any decline in our operations could inhibit our ability to make these substantial monthly payments. In light of the short terms of these notes, a failure to make the monthly payments on these notes could cause our lenders to promptly foreclose on the assets securing these notes. The foreclosure on certain of our core assets securing these notes could severely limit our ability to continue operations.

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

We do not carry insurance against certain risks that could cause losses, including business interruption resulting from equipment maintenance or weather delays. We obtain insurance against certain property and personal casualty risks and other risks when such insurance is available and when our management considers it advisable to do so. Our current insurance coverage consists of employers liability with limits of $1,000,000 per accident and $2,000,000 in the aggregate, commercial general liability of $1,000,000 per accident and $2,000,000 in the aggregate, pollution liability of $1,000,000 per accident and $2,000,000 in the aggregate, and automobile liability with a $1,000,000 combined single limit, and a $10,000,000 umbrella policy.

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

If we are unable to maintain adequate internal controls, in accordance with Section 404, as such standards are amended, supplemented, or modified from time to time, we may not be able to ensure that we have effective internal controls over financial reporting in accordance with Section 404 on an ongoing basis.  Failure to achieve and maintain effective internal controls could have a material adverse effect on our stock price.  In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing, and/or require additional expenditures to comply with these requirements, each of which could negatively impact our business, profitability, and financial condition.

Industry Risks

We and our customers may be adversely affected by the current economic downturn.

A slowing of the economy, and certainly a recession, could have a material adverse effect on our financial results and proposed plan of operations.  Either could lead to further significant fluctuations in the demand for and pricing of oil and gas.  Reduced demand and pricing pressures could adversely affect the financial condition and results of operations of our customers and their ability to purchase our services.  We are not able to predict the timing, extent, and duration of the economic cycles in the markets in which we operate.

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

Our stock price is subject to significant volatility. Overall market conditions including a decline in oil and natural gas prices, in addition to other risks and uncertainties described in this “Risk Factors” section and elsewhere in this Form 10-K, could cause the market price of our common stock to fall. The high and low sales prices of our common stock for the year ended December 31, 2008, were $10.17 and $1.05, respectively.

Our common stock is listed on the NASDAQ Stock Market LLC under the symbol “TGE.” However, daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities. For example, during 2008, our daily trading volume was as low as 4,800 shares.  Since November 6, 2007, when we began trading on the NASDAQ Stock Market LLC, our daily trading volume has been as low as 2,800 shares.  In addition, our common stock traded on the NYSE Alternext US (formerly the American Stock Exchange) under the symbol “TGE” from April 18, 2005 until November 5, 2007.  During this period of time our daily trading volume was as low as 1,600 shares.  It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.

Our officers and directors own a large percentage of our common stock, and they may exercise control over our business and affairs.

Our officers and directors as a group beneficially own approximately 28.7% of our common stock. As a result, they will continue to be able to exercise significant influence, and in most cases control, over matters requiring shareholder approval, including the election of directors, changes to our charter documents, and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The continued concentrated ownership of our common stock will make it difficult for another company to acquire us and for you to receive any related takeover premium for your shares (unless the controlling group approves the acquisition).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY.

In April of 2004, we executed an addendum to our lease of a facility in Plano, Texas, that included approximately 10,500 square feet of office and warehouse space and an outdoor storage area of approximately 20,000 square feet.  This facility was used to repair geophysical equipment and housed our corporate offices until September of 2006.  In September of 2005, we leased an additional facility, in Plano, Texas, with approximately 10,000 square feet of office and warehouse space and an additional 10,000 square feet of outdoor storage to accommodate our growth.  This facility was used primarily to repair geophysical equipment.  In January of 2006, we leased a 600 square foot facility in Houston, Texas, to be used as a sales office.  The monthly rent is $553.    In July of 2006, we entered into a lease for 7,269 square feet of office space located in Plano, Texas.  In September of 2006, we relocated our corporate offices to this facility, and in September 2008 increased the size of this lease to 8,523 square feet of office space.  The monthly rent is $12,127.  In October of 2006, we leased an 800 square foot facility in Oklahoma City, Oklahoma, to be used as a sales office.  The monthly rent is $665.  In September of 2007, we leased a 1,130 square foot facility in Denver, Colorado, to be used as a sales office.  The monthly rent is $2,284.  In September 2008, we leased a 400 square foot facility is Pratt, Kansas, to be used as a permit office.  The monthly rent is $500.  In November 2008, we vacated our two Plano repair, warehouse and outdoor storage facilities, and moved to a leased repair, warehouse and outdoor storage facility in Denison, Texas.  The Denison, Texas, facility consists of one 5,000 square foot building, two 10,000 square foot adjacent buildings and an outdoor storage area of approximately 60,500 square feet.  The monthly rent is $15,607.  The Company is not responsible for insuring these facilities.  The conditions of these facilities are good, and we believe that these properties are suitable and adequate for our foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a defendant in various legal actions that arose or may arise out of the normal course of business.  In our opinion, none of these actions have or will result in any significant loss to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted by the Company, during the fourth quarter of the fiscal year ended December 31, 2008, to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Prices

From May 25, 2002, through April 15, 2005, our common stock was traded over-the-counter on the National Association of Securities Dealers, Inc. Over-The-Counter Bulletin Board System (using the trading symbol “TGCI”).  Because of our improved financial condition which has led to a substantial increase in our stock price and the market value of our publicly-held shares, we qualified for, and began trading on, the NYSE Alternext US (formerly the American Stock Exchange) (“AMEX”) on April 18, 2005, under our current trading symbol “TGE.”  On October 26, 2007, we announced that our board of directors approved the decision to switch the listing of our common stock from AMEX to the NASDAQ Global Select Market (“NASDAQ.”)  As a result, on November 6, 2007, our stock began trading on NASDAQ under the symbol “TGE.”

In the following table, the prices shown through November 5, 2007, represent the high and low sales prices reported for our common stock on AMEX.  Beginning on November 6, 2007, the following table shows the high and low sales prices reported for our common stock on NASDAQ.  On April 28, 2008 and April 27, 2007, the Company paid 5% stock dividends to shareholders of record at the close of business on April 14, 2008 and April 13, 2007, respectively.  All prior share and per share amounts have been restated to reflect the stock dividends.

	2008		2007
	High	Low	High	Low

1st quarter	$10.17	$6.71	$9.35	$7.55
2nd quarter	9.25	6.60	12.55	8.50
3rd quarter	8.93	4.70	11.49	8.55
4th quarter	6.00	1.05	11.86	8.23

The number of shareholders of record of TGE’s common stock as of February 27, 2009, was 155.  Due to the number of shares held in nominee or street name, we believe that there are a significantly greater number of beneficial owners of our common stock.  As of such date, CEDE & CO. held 14,107,855 shares in street name.  On February 27, 2009, our common stock was quoted at a closing sales price of $1.95.

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

The following table summarizes certain information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2008.  See information regarding material features of the plans in Note H, ‘Shareholders’ Equity-Stock-Based Compensation Plans” to the Financial Statements included herein.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued	Weighted-Average	Equity Compensation Plans
	Upon Exercise of	Exercise Price of	(excluding securities Reflected
Plan Category	Outstanding Options	Outstanding Options	in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	585,269	$3.99	388,770	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	585,269	$3.99	388,770	(1)

(1)  No shares remain available to be issued under the 1999 Stock Option Plan.  There are 388,770 shares available to be issued under the 2006 Stock Award Plan.

Performance Graph

The following graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission, and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, respectively.

The following graph sets forth the five-year cumulative total shareholder return, which assumes reinvestment of dividends, of a $100 investment beginning in the Company’s common stock, a peer group made up of companies in the Philadelphia Oil Service Sector Index, and the S&P 500 Stock Index.  The Philadelphia Oil Service Sector Index consists of far larger companies that provide a variety of services as compared to the land-based geophysical services provided by the Company.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data.”  No cash dividends were declared in any of the five years shown below:

	Year Ended December, 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
Statement of Income Data:

Revenues	$86,770	$90,396	$67,760	$30,852	$20,084

Net income	$6,898	$7,607	$8,111	$6,201	$2,868

Income allocable to common shareholders	$6,898	$7,607	$8,111	$5,996	$2,568

Net Income per common share - basic	$0.40	$0.44	$0.47	$0.64	$0.39

Net Income per common share - diluted	$0.40	$0.44	$0.47	$0.41	$0.21

Weighted average number of common Shares outstanding - basic	17,391	17,368	17,270	9,406	6,659

Weighted average number of common Shares outstanding - diluted	17,464	17,453	17,395	15,087	13,711

Total assets	$85,091	$61,162	$56,400	$41,246	$9,324

Long-term debt, less current maturities	$11,452	$3,769	$3,064	$6,199	$1,770

Shareholders' equity	$50,427	$42,922	$35,043	$26,605	$4,570

In October of 2005, the Company completed a public offering of approximately 5,786,000 (not adjusted for the 5% stock dividends paid in 2008, 2007 and 2006) shares of common stock.  The weighted average number of equivalent common shares outstanding in 2005 reflect these additional shares for a portion of the year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-K. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include those discussed in “Business,” “Information Regarding Forward-Looking Statements,” and “Risk Factors.”

Executive Overview

The Company is a leading provider of seismic data acquisition services throughout the continental United States.  We currently operate nine seismic crews.  These seismic crews supply seismic data to companies engaged in the domestic exploration and development of oil and natural gas on land and in land-to-water transition areas. Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.

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

Currently, the seismic data acquisition industry is made up of a number of companies divided into two groups. The first group is made up of five publicly-traded companies with long operating histories which field numerous crews and work in a number of different regions and terrain.  This group includes us, Dawson Geophysical Company, Geo Kinetics, Inc., Petroleum Geo Services, and to a lesser extent CGG-Veritas. These companies field approximately 50% of the estimated 65 seismic crews currently operating in the continental U.S.  The second group is made up of smaller companies who generally run one or two seismic crews and often specialize in specific regions or types of operation.

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

Our customers are major and independent oil and natural gas exploration and development companies. The services we provide to our customers vary according to the size and needs of each customer. Our services are marketed by sales, supervisory and executive personnel who contact customers to determine their needs and respond to customer inquiries regarding the availability of crews. Contacts are based principally upon professional relationships developed over a number of years. There are a number of consultants in the oil and natural gas industry who process and interpret seismic data for oil and natural gas companies. These consultants can have an influence in determining which company their customers use to acquire seismic data.

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

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues.  Our revenues were $86,769,742 for the year ended December 31, 2008 compared to $90,395,872 for the same period of 2007, a decrease of 4%.  This decrease in revenues was attributable to the fact that approximately 20% of the revenues in the year ended December 31, 2008 were derived from shot-hole contracts compared with approximately 34% for the same period of 2007.  Shot-hole contracts typically generate higher revenues but lower gross margins than vibroseis contracts due to higher third party costs that are included in revenues and have little or no margin associated with them.

Cost of services.  Our cost of services was $55,935,068 for the year ended December 31, 2008 compared to $60,445,783 for the same period of 2007, a decrease of 7.5%.  This decrease was primarily attributable to the decrease in revenues in the year ended December 31, 2008 compared to the same period of 2007, and higher third party costs associated with the additional shot-hole contracts in 2007 compared to 2008.  As a percentage of revenues, cost of services was 64.5% for the year ended December 31, 2008 compared to 66.9% for the same period of 2007.

Selling, general, and administrative expenses.  SG&A expenses were $4,468,883 for the year ended December 31, 2008 compared to $3,864,810 for the same period of 2007, an increase of 15.6%.  This increase was primarily attributable to additional expenses associated with additional selling and administrative personnel, and additional compensation expense for deferred stock-based compensation.  SG&A expense as a percentage of revenues was 5.2% for the year ended December 31, 2008 compared to 4.3% for the same period of 2007.

Depreciation and amortization expense.  Depreciation and amortization expense was $13,911,124 for the year ended December 31, 2008 compared to $12,743,065 for the same period of 2007, an increase of 9.2%.  This increase was primarily attributable to depreciation and amortization expense associated with capital expenditures of approximately $21,686,000 since January 1, 2008.  This increase was partially offset by a decrease in depreciation expense in the third and fourth quarters of 2007 and the first and second quarters of 2008 as a result of an increase in the estimated useful life of certain seismic equipment.  See “Change In Accounting Estimate” in Note B of Notes to Financial Statements in Item 8.  Depreciation and amortization expense as a percentage of revenues was 16.0% for the year ended December 31, 2008 compared to 14.1% for the same period of 2007.

Income from operations.  Income from operations was $12,454,667 for the year ended December 31, 2008 compared to $13,342,214 for the same period of 2007, a decrease of 6.7%.  This decrease was primarily attributable to a decrease in revenues, an increase in SG&A and depreciation and amortization expenses, partially offset by a decrease in costs of services.  EBITDA increased $280,512 to $26,365,791 for the year ended December 31, 2008 from $26,085,279 for the same period of 2007, an increase of 1.1%.  This increase was primarily attributable to the increase in depreciation referred to immediately above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, see the section entitled “Non-GAAP Financial Measure” which follows.

Interest expense.  Interest expense was $929,656 for the year ended December 31, 2008 compared to $604,616 for the same period of 2007, an increase of 53.8%.  This increase was primarily attributable to the additional debt incurred in 2008 as a result of financing certain new seismic equipment purchased during 2008.

Income tax expense.  Income tax expense was $4,626,569 for the year ended December 31, 2008 compared to $5,130,165 for the same period of 2007, a decrease of 9.8%.  The effective tax rate for the year ended December 31, 2008 was 40.1% compared to 40.3% for the same period of 2007.

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

Revenues.  Our revenues were $90,395,872 for the year ended December 31, 2007 compared to $67,760,306 for the same period of 2006, an increase of 33.4%.  This increase in revenues was attributable to several factors, including operating eight seismic data acquisition crews for 12 months in 2007 compared with six crews the first four months, seven crews for the next five months and eight crews for the last three months of the same period of 2006, as well as the fact that approximately 34% of revenues in the year ended December 31, 2007 were derived from lower margin shot-hole contracts compared with approximately 25% for the same period of 2006.  These shot-hole contracts typically generate higher revenues but lower gross margins than vibroseis contracts due to higher third party costs that are included in revenues and have little or no margin associated with them.

Cost of services.  Our cost of services was $60,445,783 for the year ended December 31, 2007 compared to $40,831,650 for the same period of 2006, an increase of 48%.  This increase was attributable to several factors:  (1) the increase in revenues in the year ended December 31, 2007 compared to the same period of 2006; (2) the adverse weather conditions in January and February 2007 in Colorado and Kansas; (3) the severe flooding conditions in the Mid-continent and Southwestern areas of the United States during the second quarter of 2007; (4) severe weather conditions in July 2007 that negatively impacted our revenue by approximately 18% and our pretax income by approximately 62%; and (5) the higher third party costs associated with the additional shot-hole contracts in 2007 compared to 2006.  As a percentage of revenues, cost of services was 66.9% for the year ended December 31, 2007 compared to 60.3% for the same period of 2006.

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

Depreciation and amortization expense.  Depreciation and amortization expense was $12,743,065 for the year ended December 31, 2007 compared to $9,540,171 for the same period of 2006, an increase of 33.6%.  This increase was primarily attributable to depreciation and amortization expense associated with capital expenditures of approximately $18,200,000 since January 1, 2007.  This increase was partially offset by a decrease in depreciation expense in the third and fourth quarters of 2007 as a result of an increase in the estimated useful life of certain seismic equipment.  See “Change In Accounting Estimate” in Note B of Notes to Financial Statements in Item 8.  Depreciation and amortization expense as a percentage of revenues was 14.1% for the fiscal years of 2007 and 2006.

Income from operations.  Income from operations was $13,342,214 for the year ended December 31, 2007 compared to $14,399,593 for the same period of 2006, a decrease of 7.3%.  This decrease was primarily attributable to the increase in cost of services, SG&A, and depreciation and amortization expense, partially offset by an increase in revenues.  EBITDA increased $2,145,515 to $26,085,279 for the year ended December 31, 2007 from $23,939,764 for the same period of 2006, an increase of 9%.  This increase was primarily attributable to the increase in gross margin.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, see the section entitled “Non-GAAP Financial Measure” which follows.

Interest expense.  Interest expense was $604,616 for the year ended December 31, 2007 compared to $780,782 for the same period of 2006, a decrease of 22.6%.  This decrease was primarily attributable to the reduction of debt.

Income tax expense.  Income tax expense was $5,130,165 for the year ended December 31, 2007 compared to $5,507,386 for the same period of 2006, a decrease of 6.8%.  The effective tax rate for the year ended December 31, 2007 was 40.3% compared to 40.4% for the same period of 2006.

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

We also understand that such data is used by investors to assess our performance. However, EBITDA is not a measure of operating income, operating performance, or liquidity presented in accordance with General Accepted Accounting Principles (GAAP). When assessing our operating performance or our liquidity, you should not consider this data in isolation or as a substitute for our net income, cash flow from operating activities, or other cash flow data calculated in accordance with GAAP. EBITDA excludes some, but not all, items that affect net income and operating income, and these measures may vary among other companies. Therefore, EBITDA as presented below may not be comparable to similarly titled measures of other companies. Further, the results presented by EBITDA cannot be achieved without incurring the costs that the measure excludes: interest, taxes, depreciation, and amortization.

The following table reconciles our EBITDA to our net income:

	Year Ended
	December 31,
	2008	2007	2006

Net income	$6,898,442	$7,607,433	$8,111,425
Depreciation and amortization expense	13,911,124	12,743,065	9,540,171
Interest expense	929,656	604,616	780,782
Income tax expense	4,626,569	5,130,165	5,507,386
EBITDA	$26,365,791	$26,085,279	$23,939,764

Liquidity and Capital Resources

Liquidity

Cash flows from operating activities.

Net cash provided by operating activities was $33,860,082 for the year ended December 31, 2008, compared to $14,839,414 for the same period of 2007.  The $19,020,668 increase was principally attributable to the timing of accounts receivable collections, the timing of receipt and payment of invoices and taxes, and the timing of billings and revenue recognition.  Changes in significant components of net cash provided by operations were a $708,991 change in net income, a $1,168,059 change in depreciation and amortization expense, a $2,995,031 change in deferred income taxes, a $11,004,486 change in trade accounts receivable, a $2,220,150 change in costs and estimated earnings in excess of billings on uncompleted contracts, a $3,659,368 change in trade accounts payable, a $1,473,377 change in accrued liabilities, a $1,202,070 change in prepaid federal and state income taxes, and a $5,255,518 change in billings in excess of costs and estimated earnings on uncompleted contracts.

Working capital increased $11,479,746 to $16,969,043 as of December 31, 2008, from the December 31, 2007, working capital of $5,489,297.  This increase was due primarily to an increase in cash and cash equivalents of $19,610,525, an increase in prepaid income taxes of $1,119,736, a decrease in accrued liabilities of $860,322, partially offset by a decrease in trade accounts receivable of $6,299,590, an increase in trade accounts payable of $1,638,647, an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $2,436,224, and an increase in current maturities of notes payable of $1,869,969.

Cash flows used in investing activities.

Net cash used in investing activities was $6,078,536 for the year ended December 31, 2008, and $12,661,703 for the year ended December 31, 2007.  The $6,583,167 decrease was mainly due to a decrease in cash related capital expenditures during 2008 of $6,686,040.

Cash flows used in financing activities.

Net cash used in financing activities was $8,171,021 for the year ended December 31, 2008, and $7,062,654 for the year ended December 31, 2007.  The $1,108,367 increase was due primarily to an increase in principal payments on notes payable of $1,277,274.

Capital expenditures.

During the year ended December 31, 2008, capital expenditures of $21,685,982 were used to acquire additional seismic equipment and vehicles.  This additional seismic equipment primarily included two new ARAM ARIES recording systems, additional recording channels for our ARAM ARIES recording crews, and 13 new vibration vehicles for our recording crews.  The additional seismic equipment and vehicles were primarily to enhance the efficiency of our existing crews and to equip our ninth crew.  During the first two months of 2009, there have been no material capital expenditures.  Although we do not budget for our capital expenditures, we may purchase additional equipment during 2009 as the demand for our services warrants.

Capital Resources

Historically, we have relied on cash generated from operations and short-term borrowings from commercial banks and equipment lenders and loans from directors to fund our working capital requirements and capital expenditures.

In April of 2005, we entered into a revolving credit agreement with a commercial bank.  Effective September 16, 2006, we renewed our revolving credit agreement and increased the borrowing limit from $3,500,000 to $5,000,000. The borrowing limit under the revolving line of credit agreement remains at $5,000,000 and was renewed on September 16, 2007, and again on September 16, 2008.  The revolving line of credit agreement does not expire until September 16, 2009.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the line of credit loan agreement is payable monthly at the prime rate of interest. The credit loan agreement provides for non-financial and financial covenants including a minimum debt service coverage ratio in excess of 2.0 to 1.0, a ratio of debt to worth not in excess of 1.25 to 1.0.  As of December 31, 2008, we had no borrowings outstanding under the line of credit loan agreement.

In December of 2007, we completed a $4,120,254 loan transaction with a commercial lender for the purpose of providing funds for the purchase of our seventh new ARAM ARIES recording system. This loan is repayable over a period of 48 months at a fixed per annum interest rate of 6.38%. This loan is collateralized by the new recording system equipment and the recording vehicles and two semi-trailers that transport the newly purchased equipment between jobs.  In January 2008, the Company entered into a $2,463,101 loan agreement with a bank to provide financing for the purchase of new vibration vehicles.  The loan is repayable over a period of 57 months at a fixed per annum interest rate of 6.35% and is collateralized by the vibration vehicles.  In February 2008, the Company exercised its purchase option for seismic recording equipment it had been renting.  In March 2008, the Company entered into a $2,975,844 loan agreement with a commercial lender to provide financing for purchase of this rented equipment and to replace an existing loan the Company had with the lender.  This loan is repayable over a period of 48 months at a fixed per annum interest rate of 5.75% and is collateralized by the equipment.  In July 2008, the Company entered into a $3,200,000 loan agreement with a bank to provide financing for the purchase of seismic recording equipment.  This loan is repayable over 36 months at a fixed per annum interest rate of 6.00% and is collateralized by the equipment.  In August 2008, the Company entered into a $2,003,700 loan agreement with a bank to provide financing for the purchase of new vibration vehicles.  This loan is repayable over 36 months at a fixed per annum interest rate of 6.00% and is collateralized by the vibration vehicles.  In September 2008, the Company entered into a $2,690,402 loan agreement with a commercial lender to provide financing for our eighth new ARAM ARIES recording system. This loan is repayable over a period of 48 months at a fixed per annum interest rate of 6.00% and is collateralized by the recording system.  Also in September 2008, the Company entered into a $1,092,053 loan agreement with the same commercial lender to provide financing for recording equipment that goes with the eighth ARAM ARIES recording system.  This loan is co-terminus with the loan for the recording system, and carries a fixed per annum interest rate of 6.00% and is collateralized by the recording equipment.

In April of 2004, we executed an addendum to our lease of a facility in Plano, Texas, that included approximately 10,500 square feet of office and warehouse space and an outdoor storage area of approximately 20,000 square feet.  This facility was used to repair geophysical equipment and housed our corporate offices until September of 2006.  In September of 2005, we leased an additional facility, in Plano, Texas, with approximately 10,000 square feet of office and warehouse space and an additional 10,000 square feet of outdoor storage to accommodate our growth.  This facility was used primarily to repair geophysical equipment.  In January of 2006, we leased a 600 square foot facility in Houston, Texas, to be used as a sales office.  In July of 2006, we entered into a lease for 7,269 square feet of office space located in Plano, Texas.  In September of 2006, we relocated our corporate offices to this facility and in September 2008 increased the size of the lease to 8,523 square feet of office space.  In October of 2006, we leased an 800 square foot facility in Oklahoma City, Oklahoma, to be used as a sales office.  In September of 2007, we leased a 1,130 square foot facility in Denver, Colorado, to be used as a sales office. In September 2008, we leased a 400 square foot facility is Pratt, Kansas, to be used as a permit office.  In November 2008, we vacated our two Plano repair, warehouse and outdoor storage facilities, and moved to a leased repair, warehouse and outdoor storage facility in Denison, Texas.  The Denison, Texas, facility consists of one 5,000 square foot building, two 10,000 square foot adjacent buildings and an outdoor storage area of approximately 60,500 square feet.

Contractual Obligations

The following table summarizes payments due in specific periods related to our contractual obligations as of December 31, 2008:

	Payments Due by Period (1)
		Within			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Operating lease obligations	$1,428	$386	$686	$356	$—
Debt obligations	$16,023	$5,172	$9,318	$1,533	$—
Capital lease obligations	$1,457	$857	$600	$—	$—
Total	$18,908	$6,415	$10,604	$1,889	$—

(1)          See “Capital Resources” above for a discussion of the contractual obligations we have incurred since December 31, 2008.

We believe that our capital resources, including our short-term investments, funds available under our line of credit loan agreement, and cash flow from operations, are adequate to meet our current operational needs. We believe that we will be able to finance our 2009 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our line of credit loan agreement.  However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance which is subject to the risks inherent in our business.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet arrangements.

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

Revenue Recognition

Seismic Surveys

The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers.  A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party upon 30 days advance written notice, is entered into for every project.  These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project.  The duration of these projects will vary from a few days to several months.  The Company recognizes revenue when services are performed under both types of agreements.  Services are defined as the commencement of data acquisition.  Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement, and revenue is recognized as services are performed on a per unit of seismic data acquired rate.  Under term agreements, revenue is recognized as services are performed based on the time worked rate provided in the term agreement.  Under both turnkey and term agreements, cost of earned revenue is recognized by multiplying total estimated agreement cost by the percentage-of-completion of the agreement.  The excess of that amount over the cost of earned revenue reported in prior periods is recognized as cost of earned revenue for the period.  Agreements are not segmented nor combined for purposes of calculating percentage of completion.  The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents cost incurred on turnkey agreements in excess of billings on those agreements.  The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of cost on those agreements.  Claims have been negligible in the years ended December 31, 2008, 2007, and 2006.

Gravity Data

The Company owns a data bank which contains gravity data, and to a lesser extent magnetic data, from many of the major oil and natural gas producing areas located within the U.S.  When an order for gravity data is received, the portion of gravity data requested by the customer is prepared in digital format for licensing and shipment to the customer.  This process is performed by an employee in the Company’s headquarters office and normally takes no longer than a few days.  The licensing of gravity data is not a material part of the Company’s revenue.  Gravity data revenue during the years ended December 31, 2008, 2007, and 2006 was approximately $46,100, $187,300, and $500, respectively.

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

Tax Accounting

We account for our income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” which requires the recognition of amounts of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We determine deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate, and reducing the deferred tax asset by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining our annual effective tax rate and the valuation of deferred tax assets, which can create variance between actual results and estimates. This process involves making forecasts of current and future years’ taxable income, and unforeseen events may significantly affect these estimates. Those factors, among others, could have a material impact on our provision or benefit for income taxes. In July of 2006, FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of Financial Accounting Standards Board (FASB) Statement No. 109,” was issued.  FIN 48 prescribes a recognition threshold and measurement attribute for tax positions.  The Company adopted FIN 48 at the beginning of fiscal year 2007 which did not have a material impact on the financial statements.

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

Effective January 1, 2006, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment (SFAS 123R),” for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method.  We recognize the fair value of the stock-based compensation awards as wages in the Statements of Income on a straight-line basis over the vesting period.  Such implementation is expected to have minimal impact on our results of operations, financial position, and liquidity.  The adoption of SFAS 123R resulted in the recognition of compensation expense, relative to stock-based awards, in wages in the Statements of Income of approximately $455,000, or approximately $0.03 per share, for the year ended December 31, 2008 and $430,000, or approximately $.03 per share, for the year ended December 31, 2007.  In accordance with the modified prospective application method permitted by SFAS 123R, prior period amounts have not been restated to reflect the recognition of stock-based compensation costs.

In April of 2006, 106,391 shares of restricted stock were issued to employees of the Company under the Company’s 2006 Stock Award Plan (“2006 Stock Award Plan”).  In August 2007, 18,900 shares of restricted stock were issued to employees of the Company under the 2006 Stock Award Plan.  In June 2008, 10,000 shares of restricted stock were issued to an employee of the Company under the 2006 Stock Award Plan.  In October 2008, 335,000 stock options were issued to employees of the Company under the 2006 Stock Award Plan.  As of December 31, 2008, there was approximately $742,000 of unrecognized compensation expense related to our two-share based compensation plans.

Recently Issued Accounting Pronouncements

In September of 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements.  This statement applies when other accounting pronouncements require or permit assets or liabilities to be measured at fair value, but does not expand the use of fair value to new accounting transactions.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities, generally, in fiscal years beginning after November 15, 2008.  As of December 31, 2008, the Company has no financial assets and liabilities that are required to be measured at fair value.  SFAS 157 excluded stock-based compensation from its scope.  The Company primarily uses fair value to measure goodwill (non-financial asset), and its associated reporting unit, in connection with our annual impairment analysis.  SFAS 157, as it is currently written, will apply measurement and disclosure requirements in connection with our goodwill impairment analysis effective in the fiscal year beginning after November 15, 2008.  We expect that SFAS 157 will not have a significant effect on our goodwill impairment test, but it will require enhanced disclosures.

In September of 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of SFAS No. 87, 88, 106, and 132(R),” was issued SFAS No. 158 requires the funded status of pension and postretirement plans to be recorded as assets or liabilities and unrecognized gains or losses to be recorded as accumulated other comprehensive loss in the balance sheet.  The Company has no defined benefit pension or other postretirement plans.  As a result, SFAS No. 158 did not have an effect on the Company’s results.

In February of 2007, the FASB issued SFAS No. 159 (“SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 has not had a significant effect on our financial statements.

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

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.”  Under SFAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Presented Fairly in Conformity with Generally Accepted Accounting Principles.”  We do not expect the adoption of SFAS 162 to have a material impact on our financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any hedging agreements or swap agreements. Our principal market risk is the risk related to the concentration of our customers in the oil and natural gas industry. Since all of our customers are involved in the oil and natural gas industry, there may be a positive or a negative effect on our exposure to credit risk in that our customers may be similarly affected by changes in economic and industry conditions. For the year ended December 31, 2008, our top two customers accounted for approximately 14.4% and 12.3% of our revenues.  For the year ended December 31, 2007, our top two customers accounted for approximately 12.1% and 9.9% of our revenues.  For the year ended December 31, 2006, no customer accounted for 10% or more of our revenues.

For further information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements

December 31, 2008, 2007, and 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and

Shareholders of TGC Industries, Inc.

We have audited the accompanying balance sheets of TGC Industries, Inc. as of December 31, 2008 and 2007, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  We also have audited TGC Industries, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  TGC Industries, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TGC Industries, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, TGC Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ Lane Gorman Trubitt, L.L.P.
Dallas, Texas
March 9, 2009

TGC Industries, Inc.

BALANCE SHEETS

December 31,

	2008	2007
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$24,114,351	$4,503,826
Trade accounts receivable	5,853,908	12,153,498
Cost and estimated earnings in excess of billings on uncompleted contracts	2,300,985	535,143
Prepaid expenses and other	718,301	712,614
Prepaid federal and state income tax	1,220,154	100,418

Total current assets	34,207,699	18,005,499

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	91,233,877	71,441,785
Automobiles and trucks	8,792,645	7,770,646
Furniture and fixtures	348,103	348,103
Leasehold improvements	14,994	14,994
	100,389,619	79,575,528
Less accumulated depreciation and amortization	(49,757,056)	(36,645,143)
	50,632,563	42,930,385

Goodwill	201,530	201,530
Other assets	49,129	24,642
	250,659	226,172

Total assets	$85,090,921	$61,162,056

The accompanying notes are an integral part of these financial statements

TGC Industries, Inc.

BALANCE SHEETS — Continued

December 31,

	2008	2007

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$4,569,911	$2,931,264
Accrued liabilities	863,756	1,724,078
Billings in excess of costs and estimated earnings on uncompleted contracts	5,776,444	3,340,220
Current maturities of notes payable	5,171,872	3,301,903
Current portion of capital lease obligations	856,673	1,218,737

Total current liabilities	17,238,656	12,516,202

NOTES PAYABLE, less current maturities	10,851,621	3,090,191

CAPITAL LEASE OBLIGATIONS, less current portion	600,214	679,074

LONG-TERM DEFERRED TAX LIABILITY	5,973,000	1,955,047

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued – none	—	—

Common stock, $.01 par value; 25,000,000 shares authorized; 17,435,319 and 16,595,047 in each period	174,353	165,950

Additional paid-in capital	26,501,011	25,901,968

Retained earnings	24,009,389	17,110,947

Treasury stock, at cost, 37,803 shares	(257,323)	(257,323)

	50,427,430	42,921,542

Total liabilities and shareholders’ equity	$85,090,921	$61,162,056

The accompanying notes are an integral part of these financial statements

TGC Industries, Inc.

STATEMENTS OF INCOME

Years Ended December 31,

	2008	2007	2006

Revenue	$86,769,742	$90,395,872	$67,760,306

Cost and expenses
Cost of services	55,935,068	60,445,783	40,831,650
Selling, general and administrative	4,468,883	3,864,810	2,988,892
Depreciation and amortization expense	13,911,124	12,743,065	9,540,171
	74,315,075	77,053,658	53,360,713

Income from operations	12,454,667	13,342,214	14,399,593

Interest expense	929,656	604,616	780,782

Income before income taxes	11,525,011	12,737,598	13,618,811

Income tax expense:
Current	609,569	4,108,196	4,427,592
Deferred	4,017,000	1,021,969	1,079,794
Income tax expense	4,626,569	5,130,165	5,507,386

NET INCOME	$6,898,442	$7,607,433	$8,111,425

Earnings per common share:
Basic	$0.40	$0.44	$0.47
Diluted	$0.40	$0.44	$0.47

Weighted average number of shares outstanding:
Basic	17,390,581	17,368,303	17,270,259
Diluted	17,463,985	17,452,782	17,395,201

The accompanying notes are an integral part of these financial statements

TGC Industries, Inc.

STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total

Balances at January 1, 2006	14,887,412	$148,875	$25,321,787	$1,392,089	$(257,323)	$26,605,428

5% common stock dividend	743,292	7,433	(8,363)	—	—	(930)

Exercise of stock options	26,192	262	20,539	—	—	20,801

Issuance of restricted common stock	96,500	965	(965)	—	—	—

Amortization of unearned compensation restricted stock awards	—	—	248,942	—	—	248,942

Amortization of compensation cost of unvested stock options	—	—	57,492	—	—	57,492

Net income	—	—	—	8,111,425	—	8,111,425
Balances at December 31, 2006	15,753,396	157,535	25,639,432	9,503,514	(257,323)	35,043,158

5% common stock dividend	787,387	7,873	(8,799)	—	—	(926)

Options issued to outside Directors	—	—	75,000	—	—	75,000

Issuance of restricted common stock	18,000	180	(180)	—	—	—

Repurchase of stock warrants	—	—	(262,571)	—	—	(262,571)

Cancellation of restricted stock	(4,221)	(42)	42	—	—	—

Amortization of unearned compensation restricted stock awards	—	—	380,261	—	—	380,261

Amortization of compensation cost of unvested stock options	—	—	49,854	—	—	49,854

Exercise of stock options	39,015	390	28,943	—	—	29,333

Shares issued	1,470	14	(14)	—	—	—

Net income	—	—	—	7,607,433	—	7,607,433
Balances at December 31, 2007	16,595,047	165,950	25,901,968	17,110,947	(257,323)	42,921,542

5% common stock dividend	827,751	8,278	(9,104)	—	—	(826)

Options issued to outside Directors	—	—	150,000	—	—	150,000

Issuance of restricted common stock	10,000	100	(100)	—	—	—

Cancellation of restricted stock	(2,110)	(21)	21	—	—	—

Amortization of unearned compensation restricted stock awards	—	—	411,113	—	—	411,113

Amortization of compensation cost of unvested stock options	—	—	43,959	—	—	43,959

Exercise of stock options	4,631	46	3,154	—	—	3,200

Net income	—	—	—	6,898,442	—	6,898,442
Balances at December 31, 2008	17,435,319	$174,353	$26,501,011	$24,009,389	$(257,323)	$50,427,430

The accompanying notes are an integral part of these financial statements

TGC Industries, Inc.

STATEMENTS OF CASH FLOWS

Years Ended December 31,

	2008	2007	2006
Cash flows from operating activities
Net income	$6,898,442	$7,607,433	$8,111,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,911,124	12,743,065	9,540,171
Gain on disposal of property and equipment	(170,831)	(132,790)	(56,240)
Non-cash compensation	605,072	505,115	306,434
Deferred income taxes	4,017,000	1,021,969	1,079,794
Changes in operating assets and liabilities
Trade accounts receivable	6,299,590	(4,704,896)	(2,988,758)
Cost and estimated earnings in excess of billings on uncompleted contracts	(1,765,842)	454,308	2,696,433
Prepaid expenses and other	1,994,248	1,908,209	1,447,215
Prepaid federal and state income tax	(1,118,783)	83,287	134,538
Other assets	(24,487)	(3,825)	(12,605)
Trade accounts payable	1,638,647	(2,020,721)	2,987,319
Accrued liabilities	(860,322)	613,055	514,482
Billings in excess of cost and estimated earnings on uncompleted contracts	2,436,224	(2,819,294)	4,738,830
Income taxes payable	—	(415,501)	185,769

Net cash provided by operating activities	33,860,082	14,839,414	28,684,807

Cash flows from investing activities
Capital expenditures	(6,322,048)	(13,008,088)	(21,219,238)
Purchase of assets of Highland Industries	—	—	(1,800,000)
Proceeds from sale of property and equipment	243,512	346,385	129,689

Net cash used in investing activities	(6,078,536)	(12,661,703)	(22,889,549)

Cash flows from financing activities
Principal payments on notes payable	(6,793,635)	(5,516,361)	(4,957,377)
Principal payments on capital lease obligations	(1,379,759)	(1,312,129)	(968,392)
Proceeds from exercise of stock options	3,200	29,333	20,801
Redemption of stock purchase warrants	—	(262,571)	—
Payment of dividends	(827)	(926)	(930)

Net cash used in financing activities	(8,171,021)	(7,062,654)	(5,905,898)

Net increase (decrease) in cash and cash equivalents	19,610,525	(4,884,943)	(110,640)

Cash and cash equivalents at beginning of year	4,503,826	9,388,769	9,499,409

Cash and cash equivalents at end of year	$24,114,351	$4,503,826	$9,388,769

Supplemental cash flow information
Interest paid	$893,536	$603,813	$790,171
Income taxes paid	$1,692,057	$4,448,135	$4,107,285

Noncash investing and financing activities
Capital lease obligations incurred	$938,835	$1,110,057	$1,647,918
Financed equipment purchases	$14,425,099	$4,120,254	$—
Financed insurance premiums	$1,999,935	$2,111,898	$1,625,149
Restricted stock awards to employees net of cancellations	$67,258	$159,243	$1,071,150

The accompanying notes are an integral part of these financial statements

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

NOTE A - NATURE OF OPERATIONS

TGC Industries, Inc. (TGC or the Company) is engaged in the domestic geophysical services business and primarily conducts seismic surveys and sells gravity data to companies engaged in exploration in the oil and gas industry.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. The Company maintains its accounts at financial institutions located in Texas.  The bank accounts are insured by the Federal Deposit Insurance Corporation up to $250,000.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the individual assets ranging from 1 to 7 years.  The depreciation expense on assets acquired under capital leases is included with depreciation expense on owned assets.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are charged to expense as incurred.

Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted cash flows estimated to be generated by those assets.  No impairment charge was necessary at December 31, 2008, 2007, and 2006.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statement and tax bases of assets and liabilities measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse.  Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.  An allowance against deferred tax assets is recorded in whole or in part when it is more likely than not that such tax benefits will not be realized.

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007, and 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Income Taxes - continued

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – as interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for income tax positions.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Under FIN 48, the Company recognizes in its financial statements the impact of a tax position if that position is “more likely than not” to be sustained on audit, based on the technical merits of the position.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  Interest and penalties related to unrecognized tax benefits are recorded as income tax expense.  See Note I for further information.

Revenue Recognition

Seismic Surveys

The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers.  A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party upon 30 days advance written notice, is entered into for every project.  These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project.  The duration of these projects will vary from a few days to several months.  The Company recognizes revenue when services are performed under both types of agreements.  Services are defined as the commencement of data acquisition.  Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement and revenue is recognized as services are performed on a per unit of seismic data acquired rate.  Under term agreements, revenue is recognized as services are performed based on the time worked rate provided in the term agreement.  Under both turnkey and term agreements, cost of earned revenue is recognized by multiplying total estimated agreement cost by the percentage-of-completion of the agreement.  The excess of that amount over the cost of earned revenue reported in prior periods is recognized as cost of earned revenue for the period.  Agreements are not segmented nor combined for purposes of calculating percentage of completion.  The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts” represents cost incurred on turnkey agreements in excess of billings on those agreements.  The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of cost on those agreements.  Claims have been negligible in the years ended December 31, 2008, 2007, and 2006.

Gravity Data

The Company owns a data bank which contains gravity data, and to a lesser extent magnetic data, from many of the major oil and natural gas producing areas located within the U.S.  When an order for gravity data is received, the portion of gravity data requested by the customer is prepared in digital format for licensing and shipment to the customer.  This process is performed by an employee in the Company’s headquarters office and normally takes no longer than a few days.  The licensing of gravity data is not a material part of the Company’s revenue.  Gravity data revenue during the years ended December 31, 2008, 2007, and 2006 was approximately $46,100, $187,300, and $500, respectively.

Reclassifications

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007, and 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Stock-Based Compensation

Prior to March 2006, the Company had one stock-based compensation plan.  The Company now has two stock-based compensation plans, which are described more fully in Note H. Prior to January 1, 2006, the Company accounted for stock options under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based employee compensation cost was reflected in net income prior to January 1, 2006, as all options granted under the older plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006 the Company implemented Statement of Accounting Standards (SFAS) No. 123R “Share Based Payment (SFAS 123R)” for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method.  The Company recognizes the fair value of the stock-based compensation awards as wages in the Statements of Income on a straight-line basis over the vesting period.  As a result, during the years ended December 31, 2008 and 2007, the Company recognized compensation expense for unvested stock options of $43,959 and $49,854, respectively, and restricted stock of $411,113 and $380,261, respectively.

For the year ended December 31, 2008, the fair value of each option grant is estimated on the date of the grant using the Binomial Lattice option pricing model with the following assumptions used for the outstanding grants: risk-free interest rate of 2.90%; expected dividend yields of 0.0%; expected lives of 5.0 years; and expected volatility of 61.0%.  In years ended December 31, 2007 and prior, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for outstanding grants: risk-free interest rate of 4.20%; expected dividend yields of 0.0%; expected lives of 5.0 years; and expected volatility of 92.72% to 96.54%.

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

All share and per share amounts for the years ended December 31, 2008, 2007, and 2006 have been adjusted to reflect 5% stock dividends paid April 28, 2008, April 27, 2007 and April 25, 2006 to shareholders of record as of April 14, 2008, April 13, 2007 and April 11, 2006, respectively.

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007, and 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

Change in Accounting Estimates

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

The net book value of this equipment at June 30, 2007, was not modified and is amortized over the revised estimated useful lives of the equipment.  The Company does not believe that this equipment will become obsolete at the end of the original estimate and has revised the estimated life of these assets.  The effect to depreciation expense, net income and earnings per share for the years ended December 31, 2008 and 2007 are as follows:

	Year Ended		Year Ended
	December 31, 2008		December 31, 2007
	As Reported	Pro Forma	As Reported	Pro Forma

Depreciation Expense	$13,911,124	$16,901,410	$12,743,065	$14,238,208

Net Income	$6,898,442	$5,108,576	$7,607,433	$6,714,474

Earnings per common share:
Basic	$0.40	$0.29	$0.44	$0.39

Diluted	$0.40	$0.29	$0.44	$0.38

Recent Accounting Standards

In September of 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements.  This statement applies when other accounting pronouncements require or permit assets or liabilities to be measured at fair value, but does not expand the use of fair value to new accounting transactions.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities, generally, in fiscal years beginning after November 15, 2008.  As of December 31, 2008, the Company has no financial assets and liabilities that are required to be measured at fair value.  SFAS 157 excluded stock-based compensation from its scope.  The Company primarily uses fair value to measure goodwill (non-financial asset), and its associated reporting unit, in connection with our annual impairment analysis.  SFAS 157, as it is currently written, will apply measurement and disclosure requirements in connection with our goodwill impairment analysis effective in the fiscal year beginning after November 15, 2008.  We expect that SFAS 157 will not have a significant effect on our goodwill impairment test, but it will require enhanced disclosures.

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007, and 2006

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

In February of 2007, the FASB issued SFAS No. 159 (“SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS 159 has not had a significant effect on our financial statements.

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

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.”  Under SFAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP, SFAS 162 is effective 60 days following the SEC’s approval of the Public Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Presented Fairly in Conformity with Generally Accepted Accounting Principles.”  We do not expect the adoption of SFAS 162 to have a material impact on our financial statements.

NOTE C - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts are as follows at December 31,:

	2008	2007
Costs incurred on uncompleted contracts and estimated earnings	$8,984,323	$2,617,318
Less billings to date	(12,459,781)	(5,422,395)
	$(3,475,458)	$(2,805,077)

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007, and 2006

NOTE C - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS – CONTINUED

The components of uncompleted contracts are reflected in the balance sheets at December 31, 2008 and 2007 as follows:

	2008	2007
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,300,986	$535,143
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,776,444)	(3,340,220)
	$(3,475,458)	$(2,805,077)

NOTE D - ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31,:

	2008	2007
Compensation and payroll taxes	$476,718	$1,095,614
Accrued sales and use tax	3,035	357,673
Insurance	156,717	94,996
Accrued interest	73,105	36,985
Other	154,181	138,810
	$863,756	$1,724,078

NOTE E - DEBT

Line of Credit

In September 2007, and again in September 2008, the Company renewed its revolving line of credit allowing the Company to borrow, repay and re-borrow, from time to time up to $5,000,000.  Interest on the outstanding amount under the line of credit loan agreement is payable monthly at the prime rate of interest.  The credit loan agreement provides for non-financial and financial covenants, including a debt to worth ratio not in excess of 1.25 to 1.0, a minimum debt service coverage ratio in excess of 2.0 to 1.0.  At December 31, 2008 and 2007, the Company had no borrowings outstanding under the line of credit loan agreement.

Notes Payable

Notes payable consists of the following at December 31:

	2008	2007

Note Payable to a finance company, Interest at 6.38%, due in fixed principal monthly installments of $85,839 plus interest; collateralized by equipment	$3,090,191	$4,120,254

Note Payable to a finance company, Interest at 5.75%, due in fixed principal monthly installments of $61,997 plus interest; collateralized by equipment	2,417,873	—

Note Payable to a finance company, Interest at 6.00%, due in fixed principal monthly installments of $56,050 plus interest; collateralized by equipment	2,522,252	—

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007, and 2006

NOTE E — DEBT — CONTINUED

Notes Payable - Continued

Note Payable to a finance company, Interest at 5.33%, due in fixed principal monthly installments of $23,740 plus interest; collateralized by equipment	1,068,312	—

Note Payable to a commercial bank, Interest at 6.00%, due in fixed principal monthly installments of $88,889 plus interest; collateralized by equipment	2,755,555	—

Note Payable to a commercial bank, Interest at 6.00%, due in fixed principal monthly installments of $55,658 plus interest; collateralized by equipment	1,781,068	—

Note Payable to a commercial bank, Interest at 6.35%, due in monthly installments of $50,170 including interest; collateralized by equipment	2,161,061	—

Note payable to a finance company interest at 7.85% to 8.35%, due in monthly installments of $29,905 to $227,181 including interest	227,181	224,932

Note Payable to a finance company, Interest at 7.25%, due in fixed principal monthly installments of $93,507 plus interest; collateralized by equipment	—	561,042

Note Payable to a finance company, Interest at 7.25%, due in fixed principal monthly installments of $7,951 plus interest; collateralized by equipment	—	71,559

Note Payable to a finance company, Interest at 7.25%, due in fixed principal monthly installments of $7,951 plus interest; collateralized by equipment	—	71,559

Note Payable to a finance company, Interest at 7.25%, due in fixed principal monthly installments of $7,972 plus interest; collateralized by equipment	—	78,969

Note Payable to a finance company, Interest at 7.78%, due in fixed principal monthly installments of $105,315 plus interest; collateralized by equipment	—	1,263,779
	16,023,493	6,392,094
Less Current Maturities	(5,171,872)	(3,301,903)
	$10,851,621	$3,090,191

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007, and 2006

NOTE E — DEBT — CONTINUED

Notes Payable - Continued

Aggregate annual maturities of notes payable at December 31, 2008 are as follows:

Year Ending
December 31,

2009	$5,171,872
2010	4,975,984
2011	4,342,253
2012	1,482,871
2013	50,513
$16,023,493

NOTE F — LEASES

Capital Leases

The Company leases vehicles and certain specialized seismic equipment under leases classified as capital leases. The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of December 31, 2008.

Year Ending
December 31,

2009	$954,057
2010	450,710
2011	192,605
Total minimum lease payments required	1,597,372
Less: Amount representing interest	(140,485)
Present value of minimum lease payments	1,456,887
Less current maturities	(856,673)
$600,214

The net book value of the capital assets leased was approximately $2,265,000 and $2,793,000 as of December 31, 2008 and 2007, respectively. Total accumulated depreciation on these assets was approximately $5,286,000 and  $3,979,000 as of December 31, 2008 and 2007, respectively.  Interest rates on these leases range from 8.41% to 12.82%.

Operating Leases

The Company leases five office and one warehouse facility under operating leases that expire at various dates between September 2009 and October 2013 with one lease on a month to month basis.  One of the office facilities, used by the Company as its corporate headquarters is located in Plano, Texas.  The warehouse facility, used as an equipment repair facility, is located in Denison, Texas.  Three office facilities are used as sales offices and are located in Houston, Texas, Oklahoma City, Oklahoma and Denver, Colorado.  The remaining office facility is used as a permitting office and is located in Pratt, Kansas.  Rent expense for these facilities for the years ended December 31, 2008,  2007, and 2006 were approximately $350,000, $279,000, and $149,000, respectively.

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007, and 2006

NOTE F — LEASES - CONTINUED

Operating Leases - continued

The following is a schedule by years of future minimum rental payments required under the operating leases as of December 31, 2008:

Year Ending
December 31:

2009	$385,695
2010	340,996
2011	344,678
2012	200,445
2013 and thereafter	156,067
Total minimum payments required	$1,427,881

NOTE G — FAIR VALUE OF DEBT OBLIGATIONS

The fair value of debt obligations is estimated using discounted cash flows based on the Company’s incremental borrowing rate for similar types of borrowings.  A comparison of the carrying value and fair value of these instruments is as follows:

	December 31,
	2008	2007

Carrying value	$16,023,493	$6,392,094
Fair value	$16,011,215	$5,865,475

NOTE H — SHAREHOLDERS’ EQUITY

Earnings Per Share

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

	December 31,
	2008	2007	2006

Numerator:
Net income	$6,898,442	$7,607,433	$8,111,425

Denominator:
Basic - weighted average common shares outstanding	17,390,581	17,368,303	17,270,259
Effect of Dilutive Securities:
Warrants	—	22,633	27,104
Stock options	73,404	61,846	97,838
	17,463,985	17,452,782	17,395,201

Basic net income per share	$0.40	$0.44	$0.47
Diluted net income per share	$0.40	$0.44	$0.47

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007, and 2006

NOTE H — SHAREHOLDERS’ EQUITY — CONTINUED

Earnings Per Share — continued

Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive total 49,840 for the years ended December 31, 2008 and 2007.

All share and per share amounts have been adjusted to reflect 5% stock dividends paid April 28, 2008, April 27, 2007 and April 25, 2006 to shareholders of record as of April 14, 2008, April 13, 2007 and April 11, 2006.

Stock-Based Compensation Plans

The Company currently has in effect a 1999 stock option plan (the “1999 Plan”).  Options for up to 300,000 shares of the Company’s common stock may be granted. Options under the 1999 Plan must be granted at prices not less than the lesser of the par value per share of the stock or the fair market value per share of the Company’s stock on the date of the grant.  The term cannot exceed five years from the date of the grant and are exercisable as follows: (i) one-third of the shares after the 12 month period following the date of the grant, (ii) two-thirds of the shares after the 24 month period following the date of the grant, and (iii) all of the shares of stock after the 36 month period following the date of the grant.  During 2008, no options were granted or cancelled, and options covering 4,631 shares were exercised under the 1999 Plan.  At December 31, 2008, options covering 90,134 shares were outstanding under the 1999 Plan, all of which are exercisable.

The Company currently has in effect a 2006 stock award plan (the “2006 Plan”).  The 2006 Plan provides for the granting of stock options, common stock, and restricted stock.  The Company can issue up to 1,000,000 shares of the Company’s common stock pursuant to awards under the 2006 Plan. The 2006 Plan will be administered by a committee of the Board of Directors (“the Committee”).  Currently the Committee is comprised of three directors.  Any stock options granted under the 2006 Plan will be exercisable as set forth in the option agreements pursuant to which they are issued, but in no event will stock options be exercisable after the expiration of ten (10) years from the date of grant.  During 2008, 445,295 options were granted and no options were cancelled or exercised under the 2006 Plan.  Restricted stock consists of shares that are transferred by the Company to a participant, but are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the participant.  In April 2006, the Committee granted 106,391 shares of restricted stock.  In August 2007, the Committee granted 18,900 shares of restricted stock.  In June 2008, the Committee granted 10,000 shares of restricted stock. The shares of restricted stock were issued in the names of the grantees and have restrictive legends prohibiting their sales prior to vesting.  One-third (1/3) of the granted restricted shares vest each year on the annual anniversary of the grant.   Upon vesting, a new certificate will be issued for the vested portion without the restrictive legend.  During the years ended December 31, 2008 and 2007, the Company recognized compensation expense associated with the restricted stock of $411,113 and $380,261, respectively.  As a result of employees who left the Company during the years ended December 31, 2008 and 2007, the Company reversed approximately $19,400 and $29,800, respectively, of deferred stock-based compensation and approximately $19,300 and $29,700, respectively, of additional paid-in capital, which represented the unamortized balance of deferred stock-based compensation relating to the employees who left the Company.  The number of shares of restricted stock, issued in April 2006, has been adjusted to reflect the 5% stock dividends paid in April 2008 and 2007.  The number of shares of restricted stock issued in August 2007, has been adjusted to reflect the 5% stock dividend paid in April 2008.

During the years ended December 31, 2008 and 2007, the Company recognized compensation expense associated with unvested options under the 1999 and 2006 Plans of $43,959 and $49,854, respectively.

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007, and 2006

NOTE H — SHAREHOLDERS’ EQUITY — CONTINUED

Stock-Based Compensation Plans - continued

The following table summarizes activity under the Plans:

		Weighted
	Shares under	Average
	Option	exercise price

Balance at December 31, 2005	159,972	$2.66
Granted	—	$—
Exercised	(26,192)	$.79
Canceled	—	$—
Balance at December 31, 2006	133,780	$3.03
Granted	49,840	9.24
Exercised	(39,015)	$.75
Canceled	—	—
Balance at December 31, 2007	144,605	$5.78
Granted	445,295	$3.38
Exercised	(4,631)	$.69
Canceled	—	—
Balance at December 31, 2008	585,269	$3.99

The following information applies to options outstanding and exercisable at December 31, 2008:

			Weighted
			average
			remaining	Weighted
	Range of	Number	contractual	average
	Exercise prices	outstanding	life (in years)	exercise price
Outstanding options	$.69 – $9.24	585,269	4.17	$3.99
Exercisable options	$.69 – $9.24	195,124	2.89	$5.23

Stock Warrants

During 2004, the Company issued 28,665 warrants to a public relations firm as part of its fee for services provided the Company.  The warrants have a strike price of $.91 per share and expired December 15, 2007.  During January 2005, the public relations firm sold the 28,655 warrants to a group of investors that included certain Directors of the Company.  These warrants were redeemed by the Company in November 2007.  The number of warrants issued in 2004, have been adjusted to reflect the 5% stock dividends paid in April 2006 and 2007, respectively.

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

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007, and 2006

NOTE H — SHAREHOLDERS’ EQUITY — CONTINUED

Preferred Stock - Continued

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

In 2000, the Company issued 2,252,445 shares of 8.5% Senior Convertible Preferred Stock (“Senior Preferred Stock”) to a debt holder in consideration for an outstanding debenture plus accrued interest, and in accordance with the terms of the agreement, issued 103,490 additional shares of Senior Preferred Stock to the Senior Preferred shareholder as payment for 2000 dividends. At the election of the Senior Preferred shareholder, the Company issued 100,127, 104,383, 108,819, 113,444, 118,265 and 123,291 additional shares of Senior Preferred Stock to the Senior Preferred shareholder as payment for the June 1, 2001, December 1, 2001, June 1, 2002, December 1, 2002, June 1, 2003 and December 1, 2003 dividends, respectively, resulting in 3,024,264 shares outstanding at December 31, 2003.  In February 2004, the Senior preferred shareholder completed a transaction, selling all its 3,024,264 shares of Senior Preferred Stock to a small number of investors that included several members of the Company’s Board of Directors who purchased 1,772,200 of such shares. During 2004, certain members of the investor group converted 206,700 shares of Senior Preferred Stock into a like number of shares of the Company’s Common Stock.  During 2005, the Senior Preferred shareholders converted all 2,817,564 shares of Senior Preferred Stock into a like number of shares of common stock.

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

Holders of the Company’s Senior Preferred Stock received, when, as and if declared by the Board of Directors of the Company, dividends at a rate of 8.5% per annum. The dividends were payable semi-annually during June and December of each year. Dividends payable in 2003 were paid in additional shares of Senior Preferred Stock, at the election of the Senior Preferred Shareholder.  Cash dividends of $219,621 were paid to the Senior Preferred Shareholders during 2005. During 2005, the Senior Preferred shareholders converted all 2,817,564 shares of Senior Preferred Stock into a like number of shares of common stock.

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007, and 2006

NOTE I - INCOME TAXES

The income tax provision charged to continuing operations for the years ended December 31, 2008, 2007, and 2006, was as follows:

	2008	2007	2006

Current:
U.S. federal	$243,569	$3,565,519	$3,844,068
State and local	366,000	542,677	583,524
	609,569	4,108,196	4,427,592

Deferred:
U.S. federal expense (benefit)	4,017,000	1,021,969	1,079,794
	$4,626,569	$5,130,165	$5,507,386

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2008, 2007, and 2006, due to the following:

	2008	2007	2006
Computed “expected” tax expense	$3,918,504	$4,325,859	$4,766,584
Increase in income taxes resulting from:
Nondeductible expenses and other	470,165	451,566	361,511
State and local taxes, net of federal benefit	237,900	352,740	379,291
	$4,626,569	$5,130,165	$5,507,386

Net deferred tax liabilities consist of the following components as of December 31, 2008 and 2007:

	2008	2007
Deferred tax assets
Loss carry forwards (expire in 2028)	$83,252	$—
Deferred stock compensation	173,511	104,775
	256,763	104,775

Deferred tax liability
Property and equipment	(6,229,763)	(2,059,822)
	$(5,973,000)	$(1,955,047)

The components giving rise to the net deferred tax items described above have been included in the accompanying balance sheets as of December 31, 2008 and 2007, as follows:

	2008	2007

Current assets	$—	$—
Noncurrent (liabilities)	(5,973,000)	(1,955,047)
	$(5,973,000)	$(1,955,047)

The Company adopted FIN 48 on January 1, 2007.  The implementation of FIN 48 did not have a material impact on the Company’s consolidated financial statements, results of operations or cash flows.  At December 31, 2008 and 2007, the Company had no unrecognized tax benefits within its provision for income taxes.

TGC Industries, Inc.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2008, 2007, and 2006

NOTE J - 401(k) PLAN

The Company has a 401(k) salary deferral plan which covers all employees who have reached the age of 20.5 years and have been employed by the Company for at least one year. The covered employees may elect to have an amount deducted from their wages for investment in the retirement plan. The Company makes contributions to the plan equal to 50% of each participant’s salary reduction contributions to the plan up to 6% of the participant’s compensation. The Company’s matching contribution to the plan was approximately $78,000, $64,000, and $54,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

NOTE K - CONCENTRATION OF CREDIT RISK

The Company sells its geophysical services primarily to large independent oil and gas companies operating in the United States. The Company performs ongoing credit evaluations of its customer’s financial condition and, generally, requires no collateral from its customers.

During 2008 our two largest customers accounted for approximately 26.7% of revenues.  During 2007 our two largest customers accounted for approximately 22.0% of revenues.  During 2006 no customer accounted for more than 10% of revenues.   As of December 31, 2008, three customers accounted for 26%, 13% and 9% of outstanding accounts receivable, respectively.  As of December 31, 2007, three customers accounted for 31%, 27% and 16% of outstanding accounts receivable, respectively.

NOTE L - CONTINGENCIES

In conducting its activities, the Company from time to time is the subject of various claims arising from the ordinary course of business. In the opinion of management, the ultimate resolution of such claims is not expected to have a material adverse effect upon the financial position of the Company.

NOTE M — QUARTERLY FINANCIAL DATA — (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended
2008	March 31	June 30	September 30	December 31

Revenues	$22,471	$18,620	$21,554	$24,125
Income from operations	3,384	1,679	3,603	3,788
Net Income	1,983	868	1,863	2,185
Net income per share basic	.11	.05	.11	.13
Net income per share diluted	.11	.05	.11	.13

	Three Months Ended
2007	March 31	June 30	September 30	December 31

Revenues	$18,608	$21,718	$24,208	$25,862
Income from operations	3,662	2,457	3,266	3,958
Net Income	2,079	1,336	1,826	2,366
Net income per share basic	.12	.08	.11	.14
Net income per share diluted	.12	.08	.10	.14

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains controls and procedures to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC.  Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize, and report information required to be included in reports filed or submitted under the Exchange Act within the required time period.  There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, has been audited by Lane Gorman Trubitt, L.L.P., the independent registered public accounting firm which also audited the Company’s financial statements.  Lane Gorman Trubitt, L.L.P.’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears in their Report of Independent Registered Public Accounting Firm.

ITEM 9B.  OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TGC INDUSTRIES, INC.

Date: March 16, 2009	By:	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2009	By:	/s/ Wayne A. Whitener
Wayne A. Whitener
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: March 16, 2009	By:	/s/ James K. Brata
James K. Brata
Vice President, Secretary, Treasurer, and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 16, 2009	By:	/s/ William J. Barrett
William J. Barrett
Director

Date: March 16, 2009	By:	/s/ Herbert M. Gardner
Herbert M. Gardner
Director

Date: March 16, 2009	By:	/s/ Allen T. McInnes
Allen T. McInnes
Director

Date: March 16, 2009	By:	/s/ Edward L. Flynn
Edward L. Flynn
Director

Date: March 16, 2009	By:	/s/ Stephanie P. Hurtt
Stephanie P. Hurtt
Director

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
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

+10.15	2006 Stock Awards Plan, dated March 30, 2006, filed as Exhibit A to the Company’s definitive proxy statement on Form DEFR 14A dated April 25, 2006, and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

+ Management contract on compensatory plan, contract, or arrangement.