Form 10-Q
period 2009-03-31
TGC INDUSTRIES INC
filed 2009-05-08
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at April 24, 2009
Common Stock ($.01 Par Value)	17,409,909

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Reference is made to the succeeding pages for the following financial information:

Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008.

Statements of Income for the three months ended March 31, 2009 and 2008 (unaudited)

Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (unaudited)

Notes to Financial Statements.

TGC Industries, Inc.

BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$24,251,308	$24,114,351
Trade accounts receivable	8,370,845	5,853,908
Cost and estimated earnings in excess of billings on uncompleted contracts	6,956,798	2,300,985
Prepaid expenses and other	276,878	718,301
Prepaid federal income tax	—	1,220,154

Total current assets	39,855,829	34,207,699

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	91,477,200	91,233,877
Automobiles and trucks	9,119,222	8,792,645
Furniture and fixtures	351,103	348,103
Leasehold improvements	14,994	14,994
	100,962,519	100,389,619
Less accumulated depreciation and amortization	(53,228,036)	(49,757,056)
	47,734,483	50,632,563

Goodwill	201,530	201,530
Other assets	46,129	49,129
	247,659	250,659

Total assets	$87,837,971	$85,090,921

See Notes to Financial Statements

TGC Industries, Inc.

BALANCE SHEETS — CONTINUED

	March 31,	December 31,
	2009	2008
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$3,683,143	$4,569,911
Accrued liabilities	1,682,829	863,756
Billings in excess of costs and estimated earnings on uncompleted contracts	2,524,609	5,776,444
Federal and state income taxes payable	2,915,498	—
Current maturities of notes payable	4,952,329	5,171,872
Current portion of capital lease obligations	818,952	856,673

Total current liabilities	16,577,360	17,238,656

NOTES PAYABLE, less current maturities	9,610,147	10,851,621

CAPITAL LEASE OBLIGATIONS, less current portion	708,181	600,214

LONG-TERM DEFERRED TAX LIABILITY	5,288,206	5,973,000

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—	—

Common stock, $.01 par value; 25,000,000 shares authorized; 17,447,712 and 17,435,319 issued in each period, respectively	174,477	174,353

Additional paid-in capital	26,692,872	26,501,011

Retained earnings	29,044,051	24,009,389

Treasury stock, at cost, 37,803 shares	(257,323)	(257,323)

	55,654,077	50,427,430

Total liabilities and shareholders’ equity	$87,837,971	$85,090,921

See Notes to Financial Statements

TGC Industries, Inc.

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenue	$36,010,877	$22,470,690

Cost and expenses
Cost of services	22,245,122	14,875,602
Selling, general and administrative	1,173,533	934,270
Depreciation and amortization expense	3,799,437	3,276,420
	27,218,092	19,086,292

Income from operations	8,792,785	3,384,398

Interest expense	268,647	161,382

Income before income taxes	8,524,138	3,223,016

Income tax expense	3,489,476	1,240,429

NET INCOME	$5,034,662	$1,982,587

Earnings per common share:
Basic	$0.28	$0.11
Diluted	$0.28	$0.11

Weighted average number of shares outstanding:
Basic	18,270,326	18,254,361
Diluted	18,277,077	18,304,936

See Notes to Financial Statements

TGC Industries, Inc.

STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,034,662	$1,982,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,799,437	3,276,420
Gain on disposal of property and equipment	(72,726)	(79,056)
Non-cash compensation	182,385	141,996
Deferred income taxes	(684,794)	342,829
Changes in operating assets and liabilities
Trade accounts receivable	(2,516,937)	4,945,173
Cost and estimated earnings in excess of billings on uncompleted contracts	(4,655,813)	(1,335,871)
Prepaid expenses and other	441,423	307,152
Other assets	3,000	1,080
Trade accounts payable	(886,768)	318,952
Accrued liabilities	819,073	(686,249)
Billings in excess of cost and estimated earnings on uncompleted contracts	(3,251,835)	(2,517,978)
Income taxes payable	4,135,652	822,570

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,346,759	7,519,605

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(600,203)	(1,342,547)
Proceeds from sale of property and equipment	138,125	87,406

NET CASH USED IN INVESTING ACTIVITIES	(462,078)	(1,255,141)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(1,461,017)	(2,098,369)
Principal payments on capital lease obligations	(296,307)	(350,936)
Proceeds from exercise of stock options	9,600	—

NET CASH USED IN FINANCING ACTIVITIES	(1,747,724)	(2,449,305)

NET INCREASE IN CASH AND CASH EQUIVALENTS	136,957	3,815,159

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,114,351	4,503,826

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,251,308	$8,318,985

Supplemental cash flow information

Interest paid	$268,647	$161,382
Income taxes paid	$58,097	$75,030

Noncash investing and financing activities

Capital lease obligations incurred	$366,553	$97,387
Financed equipment purchase	$—	$5,438,944

See Notes to Financial Statements

TGC INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

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

REVENUE RECOGNITION

Seismic Surveys

The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers.  A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party upon 30 days’ advance written notice, is entered into for every project.  These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project.  The duration of these projects will vary from a few days to several months.  The Company recognizes revenue when services are performed under both types of agreements.  Services are defined as the commencement of data acquisition.  Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement and revenue is recognized as services are performed on a per unit of seismic data acquired rate.  Under term agreements, revenue is recognized as services are performed based on the time worked rate provided in the term agreement.  Under both turnkey and term agreements, cost of earned revenue is recognized by multiplying total estimated agreement cost by the percentage-of-completion of the agreement.  The excess of that amount over the cost of earned revenue reported in prior periods is recognized as cost of earned revenue for the period.  Agreements are not segmented or combined for purposes of calculating percentage of completion.  The asset, “Cost and estimated earnings in excess of billings on uncompleted contracts” represents cost incurred on turnkey agreements in excess of billings on those agreements.  The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of cost on those agreements.  Claims have been negligible in the three-month periods ended March 31, 2009 and 2008.

Gravity Data

The Company owns a data bank which contains gravity data, and to a lesser extent magnetic data, from many of the major oil and natural gas producing areas located within the United States.  When an order for gravity data is received, the portion of gravity data requested by the customer is prepared in digital format for licensing and shipment to the customer.  This process is performed by an employee in the Company’s headquarters office and is normally completed within a few days.  The licensing of gravity data is not a material part of the Company’s revenue.  Gravity data revenue during the three-month period ended March 31, 2009, was approximately $11,900.  Gravity revenue for the year ended December 31, 2008, was approximately $46,100.

TGC INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

NOTE A (CONTINUED)

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

The net book value of this equipment at June 30, 2007, was not modified and is amortized over the revised estimated useful lives of the equipment.  The Company does not believe that this equipment will become obsolete at the end of the original estimate and has revised the estimated life of these assets.  The effect to depreciation expense, net income and earnings per share for the three months ended March 31, 2009, is:

	Three Months Ended
	March 31, 2009
	As Reported	Pro Forma

Depreciation Expense	$3,799,437	$4,542,374

Net Income	$5,034,662	$4,595,857

Earnings per common share:
Basic	$.28	$.25

Diluted	$.28	$.25

NOTE B — MANAGEMENT PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included.  The results of the interim periods are not necessarily indicative of results to be expected for the entire year.  For further information, refer to the financial statements and the footnotes thereto included in the Company’s Annual Report for the year ended December 31, 2008, filed on Form 10-K.

NOTE C — EARNINGS PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock (“common shares”) outstanding.  Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants, and convertible securities.  All earnings per common share for the three-month periods ended March 31, 2009 and 2008 have been adjusted for the 5% stock dividend payable May 12, 2009 to shareholders of record as of April 28, 2009.

TGC INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

NOTE C (CONTINUED)

EARNINGS PER SHARE

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share common share:

	Three Months Ended
	March 31,
	(Unaudited)
	2009	2008
Basic:
Numerator:
Net income	$5,034,662	$1,982,587

Denominator:
Basic - weighted average common shares outstanding	18,270,326	18,254,361

Basic EPS	$0.28	$0.11

Diluted:
Numerator:

Net income	$5,034,662	$1,982,587

Denominator:
Weighted average common shares outstanding	18,270,326	18,254,361
Effect of Dilutive Securities:
Stock options	6,751	50,575
	18,277,077	18,304,936

Diluted EPS	$0.28	$0.11

NOTE D — DIVIDENDS

On April 16, 2009, the Company declared a five percent (5%) stock dividend on its outstanding common shares. The 5% stock dividend is payable on May 12, 2009, to shareholders of record as of April 28, 2009. Cash in lieu of fractional shares in the total amount of $385.50 will be paid to shareholders based on the last sales price of the Company’s common shares on the record date.

TGC INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

NOTE E — INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In addition, the Company paid various state estimated income taxes for tax year 2009, as well as various state income taxes for tax year 2008, during the first three months of 2009.

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

Effective January 1, 2006, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment (SFAS 123R)” for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method. We recognize the fair value of the stock-based compensation awards as wages in the Statements of Income on a straight-line basis over the vesting period. Such implementation is expected to have minimal impact on our results of operations, financial position, and liquidity. The adoption of SFAS 123R resulted in the recognition of compensation expense, relative to stock-based awards, in wages in the Statements of Income of approximately $145,000 and $104,000, less than $0.01 per share, for the three months ended March 31, 2009 and 2008, respectively. In accordance with the modified prospective application method permitted by SFAS 123R, prior period amounts have not been restated to reflect the recognition of stock-based compensation costs.

As of March 31, 2009, there was approximately $573,000 of unrecognized compensation expense related to our two share-based compensation plans.

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

Executive Overview

The Company is a leading provider of seismic data acquisition services throughout the continental United States. As of mid April, we currently operate eight seismic crews. These seismic crews supply seismic data to companies engaged in the domestic exploration and development of oil and natural gas on land and in land-to-water transition areas. Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.

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

The acquisition of seismic data for the oil and natural gas industry is a highly competitive business. There are approximately 56 seismic crews currently operating in the continental United States. Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although factors other than price, such as crew safety performance history, and technological and operational expertise, are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are Dawson Geophysical Company, Geo Kinetics, Inc., Petroleum Geo Services, and to a lesser extent, CGG-Veritas. These competitors are publicly-traded companies with long operating histories who field numerous crews and work in a number of different regions and terrain. These companies field approximately 50% of the estimated 56 seismic crews currently operating in the continental United States. In addition to the previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two crews and often specialize in specific regions or types of operations. We believe that our long-term industry expertise, the customer relationships developed over our history, and our financial stability give us an advantage over most of our competitors in the industry.

Results of Operations

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008 (Unaudited)

Revenues. Our revenues were $36,010,877 for the three months ended March 31, 2009, compared to $22,470,690 for the same period of 2008, an increase of 60.3%. This increase in revenues was attributable to several factors, including an increase in crew productivity, additional shot-hole revenue, favorable weather conditions, and our operation of nine seismic crews during the three months ended March 31, 2009 compared to eight crews for the same period of 2008.

Cost of services. Our cost of services was $22,245,122 for the three months ended March 31, 2009, compared to $14,875,602 for the same period of 2008, an increase of 49.5%. This increase was primarily attributable to an increase in the amount of shot-hole work which typically contains higher third-party costs, and our operation of nine seismic crews during the three months ended March 31, 2009 compared to eight crews for the same period of 2008. As a percentage of revenue, cost of services was 61.8% for the three months ended March 31, 2009 compared to 66.2% for the same period of 2008.

Selling, general, and administrative expenses. SG&A expenses were $1,173,533 for the three months ended March 31, 2009, compared to $934,270 for the same period of 2008, an increase of 25.6%. This increase was primarily attributable to additional expenses associated with additional selling and administrative personnel in the three months ended March 31, 2009, compared to the same period of 2008. SG&A expense as a percentage of revenues was 3.3% for the three months ended March 31, 2009, compared with 4.2% for the same period of 2008.

Depreciation and amortization expense. Depreciation and amortization expense was $3,799,437 for the three months ended March 31, 2009, compared to $3,276,420 for the same period of 2008, an increase of 16.0%. This increase was primarily attributable to additions of new seismic recording equipment and vibration vehicles. Depreciation and amortization expense as a percentage of revenues was 10.6% for the three months ended March 31, 2009 compared to 14.6% for the same period of 2008.

Income from operations.  Income from operations was $8,792,785 for the three months ended March 31, 2009, compared to $3,384,398 for the same period of 2008, an increase of 159.8%.  The increase was primarily attributable to several factors, including an increase in crew productivity, additional shot-hole revenue, favorable weather conditions, and our operation of nine seismic crews during the three months ended March 31, 2009 compared to eight crews for the same period of 2008.  EBITDA increased $5,931,404 to $12,592,222 for the three months ended March 31, 2009, from $6,660,818 for the same period of 2008, an increase of 89.0%.  This increase was a result of factors mentioned above and an increase in income tax expense discussed below.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $268,647 for the three months ended March 31, 2009, compared to $161,382 for the same period of 2008, an increase of 66.5%.  This increase was primarily attributable to the additional debt incurred for the purchase of our eighth ARAM ARIES recording system, 7,000 additional recording channels and 13 new vibration vehicles.

Income tax expense.  Income tax expense was $3,489,476 for the three months ended March 31, 2009, compared to $1,240,429 for the same period of 2008.  The effective tax rate was 40.9% for the three months ended March 31, 2009 compared to 38.5% for the same period of 2008.  See Note E of Notes to Financial Statements in Item 1.

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

The following table reconciles our EBITDA to our net income:

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)

Net income	$5,034,662	$1,982,587
Depreciation and amortization	3,799,437	3,276,420
Interest expense	268,647	161,382
Income tax expense	3,489,476	1,240,429

EBITDA	$12,592,222	$6,660,818

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities.

Net cash provided by operating activities was $2,346,759 for the three months ended March 31, 2009, compared to $7,519,605 for the same period of 2008.  The $5,172,846 decrease in the first three months of 2009 from the same period of 2008 was principally attributable to timing of receipts and payment of invoices, the timing of billings and revenue recognition, federal and state income taxes payable and the mix of contracts.

Working capital increased $6,309,426 to $23,278,469 as of March 31, 2009, from the December 31, 2008 working capital of $16,969,043.  This increase was primarily due to a $2,516,937 increase in trade accounts receivable, a $4,655,813 increase in cost and estimated earnings in excess of billings on uncompleted contracts, a  $886,768 decrease in trade accounts payable, a $3,251,835 decrease in billings in excess of costs and estimated earnings on uncompleted contracts, partially offset by a decrease in prepaid federal income taxes of $1,220,154, an increase in accrued liabilities of $819,073 and an increase in federal and state income taxes payable of  $2,915,498.

Cash flows used in investing activities.

Net cash used in investing activities was $462,078 for the three months ended March 31, 2009, and $1,255,141 for the three months ended March 31, 2008.  This decrease was due primarily to a decrease in capital expenditures.

Cash flows used in financing activities.

Net cash used in financing activities was $1,747,724 for the three months ended March 31, 2009, and $2,449,305 for the three months ended March 31, 2008.  The decrease was due primarily to a decrease in the amount of principal payments on our outstanding notes payable.

Capital expenditures.

During the three months ended March 31, 2009, the Company acquired $966,756 of additional equipment and vehicles.  Cash of $600,203 and $366,553 of capital lease obligations from a vehicle leasing company was used to finance these acquisitions.  Although we do not budget for our capital expenditures, we may purchase additional equipment during 2009 should the demand for our services increase.

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

In April of 2005, we entered into a revolving credit agreement with a commercial bank.  Effective September 16, 2006, we renewed our revolving credit agreement and increased the borrowing limit from $3,500,000 to $5,000,000.  The borrowing limit under that revolving line of credit agreement remains at $5,000,000, and was renewed on September 16, 2007, and September 16, 2008, respectively.  The revolving line of credit agreement does not expire until September 16, 2009.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the revolving credit agreement is payable monthly at the prime rate of interest.  The credit loan agreement provides for non-financial and financial covenants including a minimum debt service coverage ratio in excess of 2.0 to 1.0 and a ratio of debt to worth not in excess of 1.25 to 1.0.  As of March 31, 2009, we had no borrowings outstanding under the revolving credit agreement.

In April of 2004, we executed an addendum to our lease of a facility in Plano, Texas, that included approximately 10,500 square feet of office and warehouse space and an outdoor storage area of approximately 20,000 square feet.  This facility was used to repair geophysical equipment and housed our corporate offices until September of 2006.  In September of 2005, we leased an additional facility, in Plano, Texas, with approximately 10,000 square feet of office and warehouse space and an additional 10,000 square feet of outdoor storage to accommodate our growth.  This facility is used primarily to repair geophysical equipment.  In January of 2006, we leased a 600-square foot facility in Houston, Texas, to be used as a sales office.  In July of 2006, we entered into a lease for 7,269 square feet of office space located in Plano, Texas.  In September of 2006, we relocated our corporate offices to this facility.  This lease was modified in September 2008 to include an additional 1,254 square feet, for a total of 8,523 square feet of office space located in Plano, Texas. In October of 2006, we leased an 800-square foot facility in Oklahoma City, Oklahoma, to be used as a sales office.  In September of 2007, we leased a 1,130-square foot facility in Denver, Colorado, to be used as a sales office.  In September 2008, we leased a 400-square foot facility in Pratt, Kansas, to be used as a permit office.  In November of 2008, we vacated our two Plano repair, warehouse and outdoor storage facilities, and moved to a leased repair, warehouse and outside storage facility in Denison, Texas.  The Denison, Texas, facility consists of one 5,000-square foot building, two 10,000-square foot adjacent buildings and an outdoor storage area of approximately 60,500 square feet.

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

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet arrangements.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the first three months of 2009.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have not entered into any hedging agreements or swap agreements.  Our principal market risks include fluctuations in commodity prices which affect demand for and pricing of our services and the risk related to the concentration of our customers in the oil and natural gas industry.  Since all of our customers are involved in the oil and natural gas industry, there may be a negative effect on our exposure to credit risk because our customers may be similarly adversely affected by the current economic recession.  For the year ended December 31, 2008, our top two customers accounted for approximately 14.4% and 12.3% of our revenues, respectively.

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains controls and procedures to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, and to process, summarize, and disclose this information within the time periods specified in the rules of the Securities and Exchange Commission.  Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize, and report information required to be included in reports filed or submitted under the Exchange Act within the required time period.  There were no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a defendant in various legal actions that arose or may arise out of the normal course of business.  In our opinion, none of these actions have or will result in any significant loss to us.

ITEM 1A. RISK FACTORS.

For a discussion of those “Risk Factors” affecting the Company, you should carefully consider the “Risk Factors” discussed in Part I, under “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2008, which is herein incorporated by reference.  There have been no material changes in those risk factors previously disclosed in such Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. — None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. — None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. — None.

ITEM 5. OTHER INFORMATION. — None.

ITEM 6. EXHIBITS.

The following exhibits are included herein:

EXHIBIT NO.	DESCRIPTION

3.1

Restated Articles of Incorporation (with amendment) as filed with the Secretary of State of Texas on June 20, 2003, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, and incorporated herein by reference.

3.2	Bylaws, as amended and restated March 25, 2009, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 31, 2009, and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1

Certification of Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2

Certification of Principal Financial and Accounting Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TGC INDUSTRIES, INC.

Date: May 8, 2009	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2009	/s/ James K. Brata
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

3.2	Bylaws, as amended and restated March 25, 2009, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 31, 2009, and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1

Certification of Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2

Certification of Principal Financial and Accounting Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.