Form 10-Q
period 2009-06-30
TGC INDUSTRIES INC
filed 2009-08-07
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to be submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at July 24, 2009
Common Stock ($.01 Par Value)	18,285,288

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Reference is made to the succeeding pages for the following financial information:

Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008.

Statements of Income for the three months and six months ended June 30, 2009 and 2008 (unaudited)

Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (unaudited)

Notes to Financial Statements.

TGC INDUSTRIES, INC.

BALANCE SHEET

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$30,622,536	$24,114,351
Trade accounts receivable	4,004,298	5,853,908
Cost and estimated earnings in excess of billings on uncompleted contracts	6,064,387	2,300,985
Prepaid expenses and other	1,895,386	718,301
Prepaid federal income tax	—	1,220,154

Total current assets	42,586,607	34,207,699

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	91,089,516	91,233,877
Automobiles and trucks	8,672,069	8,792,645
Furniture and fixtures	351,103	348,103
Leasehold improvements	14,994	14,994
	100,127,682	100,389,619

Less accumulated depreciation and amortization	(55,925,042)	(49,757,056)
	44,202,640	50,632,563

Goodwill	201,530	201,530
Other assets	36,582	49,129
	238,112	250,659

Total assets	$87,027,359	$85,090,921

See Notes to Financial Statements

TGC INDUSTRIES, INC.

BALANCE SHEET - CONTINUED

	June 30,	December 31,
	2009	2008
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$3,053,808	$4,569,911
Accrued liabilities	1,941,665	863,756
Billings in excess of costs and estimated earnings on uncompleted contracts	21,481	5,776,444
Federal and state income taxes payable	3,511,946	—
Current maturities of notes payable	6,523,542	5,171,872
Current portion of capital lease obligations	699,258	856,673

Total current liabilities	15,751,700	17,238,656

NOTES PAYABLE, less current maturities	8,367,029	10,851,621

CAPITAL LEASE OBLIGATIONS, less current portion	589,722	600,214

LONG-TERM DEFERRED TAX LIABILITY	5,307,483	5,973,000

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—	—

Common stock, $.01 par value; 25,000,000 shares authorized; 18,323,091 and 17,435,319 issued in each period, respectively	183,231	174,353

Additional paid-in capital	26,799,197	26,501,011

Retained earnings	30,286,320	24,009,389

Treasury stock, at cost, 37,803 shares	(257,323)	(257,323)

	57,011,425	50,427,430

Total liabilities and shareholders’ equity	$87,027,359	$85,090,921

See Notes to Financial Statements

TGC INDUSTRIES, INC.

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$22,591,134	$18,620,388	$58,602,011	$41,091,078

Cost and expenses
Cost of services	15,565,041	12,550,975	37,810,163	27,426,577
Selling, general and administrative	968,333	985,681	2,141,866	1,919,951
Depreciation and amortization expense	3,633,316	3,404,927	7,432,753	6,681,347
	20,166,690	16,941,583	47,384,782	36,027,875

Income from operations	2,424,444	1,678,805	11,217,229	5,063,203

Interest expense	268,313	208,542	536,960	369,924

Income before income taxes	2,156,131	1,470,263	10,680,269	4,693,279

Income tax expense	913,862	602,543	4,403,338	1,842,972

NET INCOME	$1,242,269	$867,720	$6,276,931	$2,850,307

Earnings per common share:
Basic	$0.07	$0.05	$0.34	$0.16
Diluted	$0.07	$0.05	$0.34	$0.16

Weighted average number of shares outstanding:
Basic	18,280,343	18,255,975	18,275,266	18,255,110
Diluted	18,372,856	18,303,510	18,279,096	18,304,173

See Notes to Financial Statements

TGC INDUSTRIES, INC.

Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,276,931	$2,850,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,432,753	6,681,347
Gain on disposal of property and equipment	(130,322)	(104,050)
Non-cash compensation	297,849	285,195
Deferred income taxes	(665,517)	797,883
Changes in operating assets and liabilities
Trade accounts receivable	1,849,610	5,594,692
Cost and estimated earnings in excess of billings on uncompleted contracts	(3,763,402)	(1,574,423)
Prepaid expenses and other	823,870	672,888
Other assets	12,547	(870)
Trade accounts payable	(1,516,103)	(565,081)
Accrued liabilities	1,077,909	(366,689)
Billings in excess of cost and estimated earnings on uncompleted contracts	(5,754,963)	(556,291)
Income taxes payable	4,732,100	(497,904)

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,673,262	13,217,004

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(707,080)	(1,568,981)
Proceeds from sale of property and equipment	242,170	135,850

NET CASH USED IN INVESTING ACTIVITIES	(464,910)	(1,433,131)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,133,877)	(3,404,291)
Principal payments on capital lease obligations	(575,505)	(708,621)
Proceeds from exercise of stock options	9,600	—
Payment of dividends	(385)	(827)

NET CASH USED IN FINANCING ACTIVITIES	(3,700,167)	(4,113,739)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,508,185	7,670,134

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,114,351	4,503,826

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,622,536	$12,173,960

Supplemental cash flow information

Interest paid	$536,960	$369,924
Income taxes paid	$1,660,864	$1,542,993

Noncash investing and financing activities

Capital lease obligations incurred	$407,598	$170,421
Financed equipment purchase	$—	$5,438,944
Financed insurance premiums	$2,000,955	$1,999,935
Restricted stock awards to employees	$24,350	$86,600

See Notes to Financial Statements

TGC INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

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

REVENUE RECOGNITION

Seismic Surveys

The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers.  A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party upon 30 days’ advance written notice, is entered into for every project.  These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project.  The duration of these projects will vary from a few days to several months.  The Company recognizes revenue when services are performed under both types of agreements.  Services are defined as the commencement of data acquisition.  Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement, and revenue is recognized as services are performed on a per unit of seismic data acquired rate.  Under term agreements, revenue is recognized as services are performed based on the time worked rate provided in the term agreement.  Under both turnkey and term agreements, cost of earned revenue is recognized by multiplying total estimated agreement cost by the percentage-of-completion of the agreement.  The excess of that amount over the cost of earned revenue reported in prior periods is recognized as cost of earned revenue for the period.  Agreements are not segmented or combined for purposes of calculating percentage of completion.  The asset “Cost and estimated earnings in excess of billings on uncompleted contracts” represents cost incurred on turnkey agreements in excess of billings on those agreements.  The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of cost on those agreements.  Claims have been negligible in the six-month period ended June 30, 2009 and the year ended December 31, 2008.

Gravity Data

The Company owns a data bank which contains gravity data, and to a lesser extent magnetic data, from many of the major oil and natural gas producing areas located within the United States.  When an order for gravity data is received, the portion of gravity data requested by the customer is prepared in digital format for licensing and shipment to the customer.  This process is performed by an employee in the Company’s headquarters office and is normally completed within a few days.  In addition, the licensing of gravity data is not a material part of the Company’s revenue.  Gravity data revenue during the six-month period ended June 30, 2009, was approximately $11,900.  Gravity revenue for the year ended December 31, 2008, was approximately $46,100.

CHANGE IN ACCOUNTING ESTIMATE

Management evaluates its estimates on a routine basis.  Effective July 1, 2007, the Company revised the estimated useful lives of certain seismic equipment and related components.  The Company purchased this new equipment from November 2004 through June 2007.  Management employed this equipment in operations for an average holding period of one year as of July 1, 2007.  Based on the information gained from operations during this holding period, management believes that this equipment will benefit periods ranging from 5 to 7 years, beginning at the point the assets were originally placed in service.  The original estimated useful lives ranged from 3 to 5 years.

The net book value of this equipment at June 30, 2007, was not modified and is amortized over the revised estimated useful lives of the equipment.  The Company does not believe that this equipment will become obsolete at the end of the original estimate and has revised the estimated lives of these assets.  The impact on depreciation expense, net income, and earnings per share for the three and six months ended June 30, 2009, is:

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
	As Reported	Pro Forma	As Reported	Pro Forma

Depreciation Expense	$3,633,316	$4,355,247	$7,432,753	$8,897,621

Net Income	$1,242,269	$826,323	$6,276,931	$5,416,009

Earnings per common share:
Basic	$.07	$.05	$.34	$.30

Diluted	$.07	$.04	$.34	$.30

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

NOTE C — EARNINGS PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock (“common shares”) outstanding.  Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants, and convertible securities.  All earnings per common share for the three-month and six-month periods ended June 30, 2009 and 2008 have been adjusted for the 5% stock dividend paid on May 12, 2009, to shareholders of record as of April 28, 2009.

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008
Basic:
Numerator:
Net income	$1,242,269	$867,720	$6,276,931	$2,850,307

Denominator:
Basic - weighted average common shares outstanding	18,280,343	18,255,975	18,275,266	18,255,110

Basic EPS	$0.07	$0.05	$0.34	$0.16

Diluted:
Numerator:

Net income	$1,242,269	$867,720	$6,276,931	$2,850,307

Denominator:
Weighted average common shares outstanding	18,280,343	18,255,975	18,275,266	18,255,110
Effect of Dilutive Securities:
Stock options	92,513	47,535	3,830	49,063
	18,372,856	18,303,510	18,279,096	18,304,173

Diluted EPS	$0.07	$0.05	$0.34	$0.16

NOTE D — DIVIDENDS

On April 16, 2009, the Company declared a five percent (5%) stock dividend on its outstanding common shares.  The 5% stock dividend was paid on May 12, 2009, to shareholders of record as of April 28, 2009.   Cash in lieu of fractional shares in the total amount of $385.50 was paid to shareholders based on the last sales price of the Company’s common shares on the record date.

NOTE E — INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.  In addition, the Company paid, during the first six months of 2009, federal and various state estimated income taxes for tax year 2009, as well as various state income taxes for tax year 2008.

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

Effective January 1, 2006, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment (SFAS 123R),” for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method.  We recognize the fair value of the stock-based compensation awards as wages in the Statements of Income on a straight-line basis over the vesting period.  Such implementation is expected to have minimal impact on our results of operations, financial position, and liquidity.  The adoption of SFAS 123R resulted in the recognition of compensation expense, relative to stock-based awards, in wages in the Statements of Income of approximately $78,000 and $106,000 (less than $0.01 per share) for the three months ended June 30, 2009 and 2008, respectively, and approximately $223,000 and $210,000 (or approximately $.01 per share) for the six months ended June 30, 2009 and 2008, respectively.  In accordance with the modified prospective application method permitted by SFAS 123R, prior period amounts have not been restated to reflect the recognition of stock-based compensation costs.

As of June 30, 2009, there was approximately $520,000 of unrecognized compensation expense related to our two share-based compensation plans.  In June 2009, the Stock Awards Committee, a committee of the Board of Directors that administers the Company’s Stock Awards Plan, granted 5,000 shares of restricted stock.  The shares of restricted stock were issued in the name of the grantee and have restrictive legends prohibiting their sale prior to vesting.  One-third (1/3) of the granted restricted shares will vest each year on the anniversary of the grant.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-Q. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from anticipated results include those discussed in Part II, Item 1A. “RISK FACTORS.”

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

Executive Overview

The Company is a leading provider of seismic data acquisition services throughout the continental United States.  We currently operate four seismic crews.  These seismic crews supply seismic data to companies engaged in the domestic exploration and development of oil and natural gas on land and in land-to-water transition areas. Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.

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

The acquisition of seismic data for the oil and natural gas industry is a highly competitive business. Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although factors other than price, such as crew safety performance history, and technological and operational expertise, are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are Dawson Geophysical Company, Geo Kinetics, Inc., and CGG-Veritas.  These competitors are publicly-traded companies with long operating histories which field numerous crews and work in a number of different regions and terrain.  In addition to the previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two crews and often specialize in specific regions or type of operations.  We believe that our long-term industry expertise, the customer relationships developed over our history, and our financial stability give us an advantage over most of our competitors in the industry.

Results of Operations

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008 (Unaudited)

Revenues.  Our revenues were $58,602,011 for the six months ended June 30, 2009, compared to $41,091,078  for the same period of 2008, an increase of 42.6%.  This increase in revenues was attributable to several factors including an increase in crew productivity, additional shot-hole revenue, favorable weather conditions, our operation of nine seismic crews during the first three months of 2009 compared to eight crews for the same period of 2008, and first quarter 2009 revenues exceeding first quarter 2008 revenues by $13,540,187.

Cost of services.  Our cost of services was $37,810,163 for the six months ended June 30, 2009, compared to $27,426,577 for the same period of 2008, an increase of 37.9%.  This increase was principally attributable to the corresponding increase in revenue and increased operating expenses due to additional shot-hole projects.  As a percentage of revenues, cost of services was 64.5% for the six months ended June 30, 2009 compared to 66.7% for the same period of 2008.

Selling, general, and administrative expenses.  SG&A expenses were $2,141,866 for the six months ended June 30, 2009, compared to $1,919,951 for the same period of 2008, an increase of 11.6%.  This increase was primarily attributable to additional expenses associated with additional selling and administrative personnel during the six months ended June 30, 2009, compared to the same period of 2008.  SG&A expense as a percentage of revenues was 3.7% for the six months ended June 30, 2009, compared with 4.7% for the same period of 2008.

Depreciation and amortization expense.  Depreciation and amortization expense was $7,432,753 for the six months ended June 30, 2009, compared to $6,681,347 for the same period of 2008, an increase of 11.2%.  This increase was primarily attributable to additions of new seismic recording equipment and vibration vehicles.  Depreciation and amortization expense as a percentage of revenues was 12.7% for the six months ended June 30, 2009, compared to 16.3% for the same period of 2008.  For further information, refer to Note A — Change in Accounting Estimate found above.

Income from operations.  Income from operations was $11,217,229 for the six months ended June 30, 2009, compared to $5,063,203 for the same period of 2008, an increase of 121.5%.  This increase was primarily attributable to several factors including increased crew productivity, additional shot-hole revenue, favorable weather conditions, and our operation of nine seismic crews during the first three months of 2009 compared to eight crews for the same period of 2008.  EBITDA increased $6,905,432 to $18,649,982 for the six months ended June 30, 2009, from $11,744,550 for the same period of 2008, an increase of 58.8%.  This increase was a result of those same factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $536,960 for the six months ended June 30, 2009, compared to $369,924 for the same period of 2008, an increase of 45.2%.  This increase was primarily attributable to the additional debt incurred for the purchase of our eighth ARAM ARIES recording system, 7,000 additional recording channels, and 13 new vibration vehicles.

Income tax expense.  Income tax expense was $4,403,338 for the six months ended June 30, 2009, compared to $1,842,972 for the same period of 2008.  The effective tax rate for the six months ended June 30, 2009, was 41.2% compared to 39.3% for the same period of 2008.  See Note E of Notes to Financial Statements in Item 1.

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008 (Unaudited)

Revenues.  Our revenues were $22,591,134 for the three months ended June 30, 2009, compared to $18,620,388 for the same period of 2008, an increase of 21.3%.  This increase in revenues was principally attributable to an increase in crew productivity, additional shot-hole revenue, and favorable weather conditions as two of our eight seismic acquisition crews were idle for most of the second quarter of 2008.

Cost of services.  Our cost of services was $15,565,041 for the three months ended June 30, 2009, compared to $12,550,975 for the same period of 2008, an increase of 24.0%.  This increase was primarily attributable to the increase in revenues for the three months ended June 30, 2009, compared to the same period of 2008, and increased operating expenses due to additional shot-hole projects.  As a percentage of revenues, cost of services was 68.9% for the three months ended June 30, 2009, compared to 67.4% for the same period of 2008.

Selling, general, and administrative expenses.  SG&A expenses were $968,333 for the three months ended June 30, 2009, compared to $985,681 for the same period of 2008, a decrease of 1.8%.  SG&A expense as a percentage of revenues was 4.3% for the three months ended June 30, 2009, compared with 5.3% for the same period of 2008.

Depreciation and amortization expense.  Depreciation and amortization expense was $3,633,316 for the three months ended June 30, 2009, compared to $3,404,927 for the same period of 2008, an increase of 6.7%.  This increase was primarily attributable to additions of new seismic recording equipment and vibration vehicles.  See Note A of Notes to Financial Statements in Item 1.  Depreciation and amortization expense as a percentage of revenues was 16.1% for the three months ended June 30, 2009, compared to 18.3% for the same period of 2008.  For further information, refer to Note A — Change in Accounting Estimate found above.

Income from operations.  Income from operations was $2,424,444 for the three months ended June 30, 2009, compared to $1,678,805 for the same period of 2008, an increase of 44.4%.  This increase was primarily attributable to an increase in revenues and a decrease in SG&A expenses, partially offset by an increase in cost of services and depreciation and amortization expense.  EBITDA increased $974,028 to $6,057,760 for the three months ended June 30, 2009, from $5,083,732 for the same period of 2008, an increase of 19.2%.  This increase was a result of those factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $268,313 for the three months ended June 30, 2009, compared to $208,542 for the same period of 2008, an increase of 28.6%.  This increase was primarily attributable to the additional debt incurred for the purchase of our eighth ARAM ARIES recording system, 7,000 additional recording channels, and 13 new vibration vehicles.

Income tax expense.  Income tax expense was $913,862 for the three months ended June 30, 2009, compared to $602,543 for the same period of 2008.  The effective tax rate was 42.4% for the three months ended June 30, 2009, compared to 41.0% for the same period of 2008.  See Note E of Notes to Financial Statements in Item 1.

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

We also understand that such data is used by investors to assess our performance. However, EBITDA is not a measure of operating income, operating performance, or liquidity presented in accordance with generally accepted accounting principles. When assessing our operating performance or our liquidity, you should not consider this data in isolation or as a substitute for our net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles.  EBITDA excludes some, but not all, items that affect net income and operating income, and these measures may vary among other companies.  Therefore, EBITDA as presented below may not be comparable to similarly titled measures of other companies.  Further, the results presented by EBITDA cannot be achieved without incurring the costs that the measure excludes: interest expense, income taxes, and depreciation and amortization.

The following table reconciles our EBITDA to our net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)

Net income	$1,242,269	$867,720	$6,276,931	$2,850,307
Depreciation and amortization	3,633,316	3,404,927	7,432,753	6,681,347
Interest expense	268,313	208,542	536,960	369,924
Income tax expense	913,862	602,543	4,403,338	1,842,972

EBITDA	$6,057,760	$5,083,732	$18,649,982	$11,744,550

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities.

Net cash provided by operating activities was $10,673,262 for the six months ended June 30, 2009, compared to $13,217,004 for the same period of 2008.  The $2,543,742 decrease during the first six months of 2009 from the same period of 2008 was principally attributable to the timing of billings and revenue recognition, the collections of accounts receivable, the timing of receipt and payment of invoices, federal and state income taxes payable, and the mix of contracts.

Working capital increased $9,865,864 to $26,834,907 as of June 30, 2009, from the December 31, 2008 working capital of $16,969,043.  This increase was primarily due to a $6,508,185 increase in cash and cash equivalents, a $3,763,402 increase in cost and estimated earnings in excess of billings on uncompleted contracts, a $1,177,085 increase in prepaid expenses and other, a $1,516,103 decrease in trade accounts payable, and a $5,754,963 decrease in billings in excess of costs and estimated earnings on uncompleted contracts partially offset by a decrease in trade accounts receivable of $1,849,610, a decrease in prepaid federal income taxes of $1,220,154, a $1,077,909 increase in accrued liabilities, an increase in federal and state income taxes payable of $3,511,946, and an increase in the current portion of debt obligations of $1,194,255.

Cash flows used in investing activities.

Net cash used in investing activities was $464,910 for the six months ended June 30, 2009, and $1,433,131 for the six months ended June 30, 2008.  This decrease was due primarily to a decrease in capital expenditures of $861,901.

Cash flows used in financing activities.

Net cash used in financing activities was $3,700,167 for the six months ended June 30, 2009, and $4,113,739 for the six months ended June 30, 2008.  The decrease was due primarily to a decrease in the amount of principal payments on our outstanding notes payable of $270,414 and a decrease in the amount of principal payments on capital lease obligations of $133,116

Capital expenditures.

During the six months ended June 30, 2009, the Company acquired $1,114,678 of additional equipment and vehicles.  Cash of $707,080 and capital lease obligations from a vehicle leasing company of $407,598 were used to finance these acquisitions.  Although we do not budget for our capital expenditures, we may purchase additional equipment during 2009 should the demand for our services increase.

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

In April of 2005 we entered into a revolving credit agreement with a commercial bank.  Effective September 16, 2006, we renewed our revolving credit agreement and increased the borrowing limit from $3,500,000 to $5,000,000.  The borrowing limit under the revolving credit agreement remains at $5,000,000 and was renewed on September 16, 2007, and September 16, 2008, respectively.  The revolving line of credit agreement does not expire until September 16, 2009.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the revolving credit agreement is payable monthly at the prime rate of interest.  The credit loan agreement provides for non-financial and financial covenants including a minimum debt service coverage ratio in excess of 2.0 to 1.0 and a ratio of debt to worth not in excess of 1.25 to 1.0.  As of June 30, 2009 we had no borrowings outstanding under the revolving credit agreement.

In April of 2004 we executed an addendum to our lease of a facility in Plano, Texas, that includes approximately 10,500 square feet of office and warehouse space and an outdoor storage area of approximately 20,000 square feet.  This facility is used to repair geophysical equipment and housed our corporate offices until September of 2006.  In September of 2005 we leased an additional facility, in Plano, Texas, with approximately 10,000 square feet of office and warehouse space and an additional 10,000 square feet of outdoor storage.  This facility is used primarily to repair geophysical equipment.  In January of 2006 we leased a 600-square foot facility in Houston, Texas, to be used as a sales office.  In July of 2006 we entered into a lease for 7,269 square feet of office space located in Plano, Texas.  In September of 2006 we relocated our corporate offices to this facility.  This lease was modified in September 2008 to include an additional 1,254 square feet for a total of 8,523 square feet of office space located in Plano, Texas.  In October of 2006 we leased an 800-square foot facility in Oklahoma City, Oklahoma, to be used as a sales office.  In September of 2007, we leased a 1,130-square foot facility in Denver, Colorado, to be used as a sales office.  We will close the Denver office upon expiration of the lease agreement on August 31, 2009.  In September of 2008, we leased a 400-square foot facility in Pratt, Kansas, to be used as a permit office.  In November of 2008, we vacated our two Plano repair, warehouse and outdoor storage facilities and moved to a leased repair, warehouse, and outside storage facility in Denison, Texas.  The Denison, Texas, facility consists of one 5,000-square foot building, two 10,000-square foot adjacent buildings and an outdoor storage area of approximately 60,500 square feet.

Contractual Obligations

We believe that our capital resources, including our short-term investments, funds available under our revolving credit agreement, and cash flow from operations will be adequate to meet our current operational needs. We believe that we will be able to finance our 2009 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our line of credit loan agreement.  However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance which is subject to the risks inherent in our business, and will also depend on the extent to which the current recession adversely affects the ability of our customers, and/or potential customers, to pay promptly amounts owing to the Company under their service contracts with us.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet arrangements.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the first six months of 2009.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains controls and procedures to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission and to process, summarize, and disclose this information within the time periods specified in the rules of the Securities and Exchange Commission.  Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize, and report information required to be included in reports filed or submitted under the Exchange Act within the required time period.  There were no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a defendant in various legal actions that arose or may arise out of the normal course of business.  In our opinion, none of these actions has or will result in, any significant loss to us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. — None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our annual meeting of shareholders was held on June 2, 2009.  The following two matters were voted upon and approved by the Company’s shareholders:

(1)   The shareholders approved the election of the following individuals as our Directors:

Name	Votes For	Votes Withheld
Wayne A. Whitener	12,525,169	1,306,677
William J. Barrett	12,263,929	1,567,917
Herbert M. Gardner	11,161,574	2,670,272
Allen T. McInnes	12,752,940	1,078,906
Edward L. Flynn	13,793,029	38,817
Stephanie P. Hurtt	13,792,712	39,134

(2)          The shareholders approved, with 13,810,569 affirmative votes, 17,570 negative votes, and 3,616 abstentions, the proposal to ratify the appointment of Lane Gorman Trubitt, L.L.P. as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

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

TGC INDUSTRIES, INC.

Date: August 7, 2009	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2009	/s/ James K. Brata
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

*Filed herewith.