Form 10-Q
period 2009-09-30
TGC INDUSTRIES INC
filed 2009-11-09
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at October 30, 2009
Common Stock ($.01 Par Value)	18,285,288

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Reference is made to the succeeding pages for the following financial information:

Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008.

Statements of Operations for the three months and nine months ended September 30, 2009 and 2008 (unaudited)

Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited)

Notes to Financial Statements.

TGC INDUSTRIES, INC.

BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$34,144,954	$24,114,351
Trade accounts receivable	5,526,742	5,853,908
Cost and estimated earnings in excess of billings on uncompleted contracts	261,496	2,300,985
Prepaid expenses and other	1,314,189	718,301
Prepaid federal income tax	—	1,220,154

Total current assets	41,247,381	34,207,699

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	91,221,128	91,233,877
Automobiles and trucks	8,356,780	8,792,645
Furniture and fixtures	351,103	348,103
Leasehold improvements	14,994	14,994
	99,944,005	100,389,619
Less accumulated depreciation and amortization	(59,036,151)	(49,757,056)
	40,907,854	50,632,563

Goodwill	201,530	201,530
Other assets	32,799	49,129
	234,329	250,659

Total assets	$82,389,564	$85,090,921

See Notes to Financial Statements

TGC INDUSTRIES, INC.

BALANCE SHEETS — CONTINUED

	September 30,	December 31,
	2009	2008
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$2,230,323	$4,569,911
Accrued liabilities	1,491,564	863,756
Billings in excess of costs and estimated earnings on uncompleted contracts	1,380,966	5,776,444
Federal and state income taxes payable	2,326,264	—
Current maturities of notes payable	5,867,714	5,171,872
Current portion of capital lease obligations	605,363	856,673

Total current liabilities	13,902,194	17,238,656

NOTES PAYABLE, less current maturities	7,122,212	10,851,621

CAPITAL LEASE OBLIGATIONS, less current portion	470,479	600,214

LONG-TERM DEFERRED TAX LIABILITY	5,517,023	5,973,000

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—	—

Common stock, $.01 par value; 25,000,000 shares authorized; 18,323,091 and 17,435,319 issued in each period, respectively	183,231	174,353

Additional paid-in capital	26,899,793	26,501,011

Retained earnings	28,551,955	24,009,389

Treasury stock, at cost, 37,803 shares	(257,323)	(257,323)

	55,377,656	50,427,430

Total liabilities and shareholders’ equity	$82,389,564	$85,090,921

See Notes to Financial Statements

TGC INDUSTRIES, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$16,083,161	$21,553,653	$74,685,172	$62,644,731

Cost and expenses
Cost of services	14,120,847	13,373,764	51,931,010	40,800,341
Selling, general and administrative	994,643	1,125,128	3,136,509	3,045,079
Depreciation and amortization expense	3,449,011	3,451,571	10,881,764	10,132,918
	18,564,501	17,950,463	65,949,283	53,978,338

Income (loss) from operations	(2,481,340)	3,603,190	8,735,889	8,666,393

Interest expense	245,751	245,429	782,711	615,353

Income (loss) before income taxes	(2,727,091)	3,357,761	7,953,178	8,051,040

Income tax expense (benefit)	(992,726)	1,494,972	3,410,612	3,337,944

NET INCOME (LOSS)	$(1,734,365)	$1,862,789	$4,542,566	$4,713,096

Earnings (loss) per common share:
Basic	$(0.09)	$0.10	$0.25	$0.26
Diluted	$(0.09)	$0.10	$0.25	$0.26

Weighted average number of shares outstanding:
Basic	18,285,288	18,264,745	18,278,643	18,258,345
Diluted	18,285,288	18,308,469	18,324,301	18,305,719

See Notes to Financial Statements

TGC INDUSTRIES, INC.

STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,542,566	$4,713,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,881,764	10,132,918
Gain on disposal of property and equipment	(167,665)	(140,128)
Non-cash compensation	398,445	434,407
Deferred income taxes	(455,977)	1,781,686
Changes in operating assets and liabilities
Trade accounts receivable	327,166	(1,481,660)
Cost and estimated earnings in excess of billings on uncompleted contracts	2,039,489	(448,222)
Prepaid expenses and other	1,405,067	1,242,996
Other assets	16,330	(22,716)
Trade accounts payable	(2,339,588)	(1,072,120)
Accrued liabilities	627,808	(611,708)
Billings in excess of cost and estimated earnings on uncompleted contracts	(4,395,478)	6,535,575
Income taxes payable	3,546,418	(78,699)

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,426,345	20,985,425

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(857,536)	(2,559,285)
Proceeds from sale of property and equipment	301,791	189,418

NET CASH USED IN INVESTING ACTIVITIES	(555,745)	(2,369,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(5,034,522)	(4,928,582)
Principal payments on capital lease obligations	(814,690)	(1,038,307)
Proceeds from exercise of stock options	9,600	—
Payment of dividends	(385)	(827)

NET CASH USED IN FINANCING ACTIVITIES	(5,839,997)	(5,967,716)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,030,603	12,647,842

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,114,351	4,503,826

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,144,954	$17,151,668

Supplemental cash flow information

Interest paid	$782,711	$601,593
Income taxes paid	$1,660,864	$1,633,093

Noncash investing and financing activities

Capital lease obligations incurred	$433,645	$510,999
Financed equipment purchase	$—	$13,333,048
Financed insurance premiums	$2,000,955	$1,999,935
Restricted stock awards to employees	$24,350	$86,600

See Notes to Financial Statements

TGC INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

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

In connection with the preparation of these financial statements, the Company evaluated subsequent events after the balance sheet date of September 30, 2009, through November 9, 2009, the date these financial statements were issued.

REVENUE RECOGNITION

Seismic Surveys

The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers.  A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party upon 30 days’ advance written notice, is entered into for every project.  These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project.  The duration of these projects will vary from a few days to several months.  The Company recognizes revenue when services are performed under both types of agreements.  Services are defined as the commencement of data acquisition.  Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement and revenue is recognized as services are performed on a per unit of seismic data acquired rate.  Under term agreements, revenue is recognized as services are performed based on the time worked rate provided in the term agreement.  Under both turnkey and term agreements, cost of earned revenue is recognized by multiplying total estimated agreement cost by the percentage-of-completion of the agreement.  The excess of that amount over the cost of earned revenue reported in prior periods is recognized as cost of earned revenue for the period.  Agreements are not segmented or combined for purposes of calculating percentage of completion.  The asset, “Cost and estimated earnings in excess of billings on uncompleted contracts” represents cost incurred on turnkey agreements in excess of billings on those agreements.  The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of cost on those agreements.  Claims have been negligible in the nine-month period ended September 30, 2009 and the year ended December 31, 2008.

Gravity Data

The Company owns a data bank which contains gravity data, and to a lesser extent magnetic data, from many of the major oil and natural gas producing areas located within the United States.  When an order for gravity data is received, the portion of gravity data requested by the customer is prepared in digital format for licensing and shipment to the customer.  This process is performed by an employee in the Company’s headquarters office and is normally completed within a few days.  The licensing of gravity data is not a material part of the Company’s revenue.  Gravity data revenue during the nine-month period ended September 30, 2009, was approximately $11,900.  Gravity revenue for the year ended December 31, 2008, was approximately $46,100.

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

The net book value of this equipment at June 30, 2007, was not modified and is amortized over the revised estimated useful lives of the equipment.  The Company does not believe that this equipment will become obsolete at the end of the original estimate and has revised the estimated life of these assets.  The effect to depreciation expense, net income and earnings per share for the three and nine months ended September 30, 2009, is:

	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
	As Reported	Pro Forma	As Reported	Pro Forma

Depreciation Expense	$3,449,011	$4,135,101	$10,881,764	$13,032,723

Net Income (Loss)	$(1,734,365)	$(2,170,701)	$4,542,566	$3,314,019

Earnings (loss) per common share:
Basic	$(.09)	$(.12)	$.25	$.18

Diluted	$(.09)	$(.12)	$.25	$.18

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretative releases of the Securities and Exchange Commission (the “SEC”) are also sources of authoritative U.S. GAAP for SEC registrants. The ASC became effective for financial statements issued for interim and annual periods ending after September 15, 2009 and superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative.  The Company adopted the ASC effective September 30, 2009, and, other than the manner in which new accounting guidance is referenced, the adoption of the ASC had no impact on the Company’s results of operations, financial position or notes to the financial statements.

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

NOTE C — EARNINGS PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock (“common shares”) outstanding.  Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants, and convertible securities.  All earnings per common share for the three-month and nine-month periods ended September 30, 2009 and 2008 have been adjusted for the 5% stock dividend paid May 12, 2009, to shareholders of record as of April 28, 2009.

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008
Basic:
Numerator:
Net income (loss)	$(1,734,365)	$1,862,789	$4,542,566	$4,713,096

Denominator:
Basic - weighted average common shares outstanding	18,285,288	18,264,745	18,278,643	18,258,345

Basic EPS	$(0.09)	$0.10	$0.25	$0.26

Diluted:
Numerator:

Net income (loss)	$(1,734,365)	$1,862,789	$4,542,566	$4,713,096

Denominator:
Weighted average common shares outstanding	18,285,288	18,264,745	18,278,643	18,258,345
Effect of Dilutive Securities:
Stock options	—	43,724	45,658	47,374
	18,285,288	18,308,469	18,324,301	18,305,719

Diluted EPS	$(0.09)	$0.10	$0.25	$0.26

NOTE D — DIVIDENDS

On April 16, 2009, the Company declared a five percent (5%) stock dividend on its outstanding common shares.  The 5% stock dividend was paid on May 12, 2009, to shareholders of record as of April 28, 2009.  Cash in lieu of fractional shares in the total amount of $385.50 was paid to shareholders based on the last sales price of the Company’s common shares on the record date.

NOTE E — INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.  In addition, the Company paid, during the first nine months of 2009, federal and various state estimated income taxes for tax year 2009, as well as various state income taxes for tax year 2008.

NOTE F — STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for its stock options under the recognition and measurement principles of the then existing accounting standards and related interpretations.  Accordingly, no stock-based employee compensation cost was reflected in our financial statements prior to January 1, 2006, since all options to purchase common shares of the Company had an exercise price equal to, or greater than, the market value of the underlying common shares on the date of grant.

Effective January 1, 2006, the Company accounted for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method.  Accordingly, we recognized the fair value of the stock-based compensation awards as wages in the Statements of Income on a straight-line basis over the vesting period.  Such implementation is expected to have minimal impact on our results of operations, financial position, and liquidity.  We have recognized compensation expense, relative to stock-based awards, in wages in the Statements of Operations of approximately $63,000 and $112,000, less than $0.01 per share, for the three months ended September 30, 2009 and 2008, respectively and approximately $286,000 and $322,000, or approximately $.02 per share, for the nine months ended September 30, 2009 and 2008, respectively.  Prior period amounts were not restated to reflect the recognition of stock-based compensation costs.

As of September 30, 2009, there was approximately $457,000 of unrecognized compensation expense related to our 2006 Stock Awards Plan and no unrecognized compensation expense related to our 1999 Stock Option Plan.

NOTE G - SUBSEQUENT EVENTS

On October 19, 2009, we disclosed our entry into a Material Definitive Agreement regarding the acquisition of Eagle Canada, Inc.

Eagle Geophysical, Inc. and Eagle Geophysical Onshore, Inc. (the “Debtors”) are currently debtors in a Chapter 11 bankruptcy proceeding in Houston, Texas.  Eagle Canada, Inc., a Delaware corporation (“Eagle Canada”), is in the business of providing seismic data and surveying services to the Canadian energy industry and has its principal place of business located in Calgary, Alberta, Canada.  Eagle Canada, which was not involved in the bankruptcy proceeding in Houston, Texas, was a wholly-owned subsidiary of the Debtors.  By Order dated October 14, 2009, the Bankruptcy Court approved the sale of the Eagle Canada stock by the Debtors to TGC Industries, Inc. (“TGC”) and authorized the Debtors to enter into a Stock Purchase Agreement with TGC which was executed on October 16, 2009.  In accordance with the terms of the Stock Purchase Agreement, the sale transaction closed on October 16, 2009, with TGC acquiring the Eagle Canada stock for a total purchase price of approximately $10.3 million paid from existing cash.  Eagle Canada generated revenues of approximately $26.5 million in 2008.

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

Executive Overview

The Company is a leading provider of seismic data acquisition services throughout the continental United States.  Although we operated nine crews during the first quarter, we have reduced our crew count to five crews at the end of the second quarter and operated four crews throughout the third quarter, as we continued to optimize our utilization, keeping our crew count in line with demand.  While we expect the balance of this year to remain challenging, we are experiencing an increased level of inquiries and we are also seeing an increase in bidding for seismic work.  Given our current backlog, we expect to operate four crews during the fourth quarter, in line with our third quarter level.

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

Results of Operations

Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008 (Unaudited)

Revenues.  Our revenues were $74,685,172 for the nine months ended September 30, 2009, compared to $62,644,731 for the same period of 2008, an increase of 19.2%.  This increase in revenues was attributable to several factors including an increase in crew productivity, additional shot-hole revenue, favorable weather conditions, our operation of nine seismic crews during the first three months of 2009 compared to eight crews for the same period of 2008, and first quarter 2009 revenues exceeding first quarter 2008 revenues by $13,540,187.

Cost of services.  Our cost of services was $51,931,010 for the nine months ended September 30, 2009, compared to $40,800,341 for the same period of 2008, an increase of 27.3%.  This increase was principally attributable to pricing pressures as a result of the industry wide slow-down and increased operating expenses due to an unusually high level of shot-hole projects.  As a percentage of revenues, cost of services was 69.5% for the nine months ended September 30, 2009 compared to 65.1% for the same period of 2008.

Selling, general, and administrative expenses.  SG&A expenses were $3,136,509 for the nine months ended September 30, 2009, compared to $3,045,079 for the same period of 2008, an increase of 3.0%.  This increase was primarily attributable to additional expenses associated with additional selling and administrative personnel in the nine months ended September 30, 2009, compared to the same period of 2008.  SG&A expense as a percentage of revenues was 4.2% for the nine months ended September 30, 2009, compared with 4.9% for the same period of 2008.

Depreciation and amortization expense.  Depreciation and amortization expense was $10,881,764 for the nine months ended September 30, 2009, compared to $10,132,918 for the same period of 2008, an increase of 7.4%.  This increase was primarily attributable to additions of new seismic recording equipment and vibration vehicles during the second half of 2008.  Depreciation and amortization expense as a percentage of revenues was 14.6% for the nine months ended September 30, 2009 compared to 16.2% for the same period of 2008.  For further information, refer to Note A to Financial Statements - Change in Accounting Estimate in Item 1 above.

Income from operations.  Income from operations was $8,735,889 for the nine months ended September 30, 2009, compared to $8,666,393 for the same period of 2008, an increase of 0.8%.  This increase was primarily attributable an increase in revenue, partially offset by increases in cost of services, SG&A and depreciation expense.  EBITDA increased $818,342 to $19,617,653 for the nine months ended September 30, 2009, from $18,799,311 for the same period of 2008, an increase of 4.4%.  This increase was a result of an increase in depreciation and amortization expense of $748,846, an increase in interest expense of $167,358 and an increase in income tax expense of $72,668, partially offset by a decrease in net income of $170,530.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $782,711 for the nine months ended September 30, 2009, compared to $615,353 for the same period of 2008, an increase of 27.2%.  This increase was primarily attributable to the additional debt incurred during the second half of 2008 for the purchase of our eighth ARAM ARIES (“ARAM”) seismic recording system, 7,000 additional recording channels, and 13 new vibration vehicles.

Income tax expense.  Income tax expense was $3,410,612 for the nine months ended September 30, 2009, compared to $3,337,944  for the same period of 2008.  The effective tax rate for the nine months ended September 30, 2009, was 42.9% compared to 41.5% for the same period of 2008.  See Note E of Notes to Financial Statements in Item 1.

Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008 (Unaudited)

Revenues.  Our revenues were $16,083,161 for the three months ended September 30, 2009, compared to $21,553,653 for the same period of 2008, a decrease of 25.4%.  This decrease in revenues was primarily attributable to lower overall demand, a competitive pricing environment for domestic seismic services,  and uncertainty regarding future energy policy in the United States.

Cost of services.  Our cost of services was $14,120,847 for the three months ended September 30, 2009, compared to $13,373,764 for the same period of 2008, an increase of 5.6%.  This increase was primarily attributable to pricing pressures as a result of the industry wide slow-down and an unusually high amount of shot-hole work during the third quarter of 2009 compared with an unusually low amount of shot-hole work during the third quarter of 2008.  Shot-hole contracts typically contain higher third-party costs when compared to vibroseis work.  As a percentage of revenues, cost of services was 87.8% for the three months ended September 30, 2009 compared to 62.0% for the same period of 2008.

Selling, general, and administrative expenses.  SG&A expenses were $994,643 for the three months ended September 30, 2009, compared to $1,125,128 for the same period of 2008, a decrease of 11.6%.  This decrease was primarily attributable to enhanced cost control measures implemented during the current economic slow-down. SG&A expense as a percentage of revenues was 6.2% for the three months ended September 30, 2009 compared with 5.2% for the same period of 2008 due to a 25.4% decrease in revenues between the two periods.

Depreciation and amortization expense.  Depreciation and amortization expense was $3,449,011 for the three months ended September 30, 2009, essentially flat compared to $3,451,571 for the same period of 2008.

Income(loss) from operations.  Loss from operations was ($2,481,340) for the three months ended September 30, 2009, compared to income from operations of $3,603,190 for the same period of 2008.  The loss from operations was primarily attributable to a $5,470,492 decrease in revenues and a $747,083 increase in cost of services as discussed above.  EBITDA decreased $6,087,090 to $967,671 for the three months ended September 30, 2009, from $7,054,761 for the same period of 2008, a decrease of 86.3%.  This decrease was a result of factors discussed above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was essentially flat at $245,751 for the three months ended September 30, 2009, compared to $245,429 for the same period of 2008.

Income tax (benefit) expense.  Income tax benefit was ($992,726) for the three months ended September 30, 2009, compared to income tax expense of $1,494,972 for the same period of 2008.  The effective tax benefit rate was 36.4% for the three months ended September 30, 2009 compared to income tax expense rate of 44.5% for the same period of 2008.  See Note E of Notes to Financial Statements in Item 1.

EBITDA

We define EBITDA as net income (loss) plus interest expense, income taxes, and depreciation and amortization expense. We use EBITDA as a supplemental financial measure to assess:

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

We also understand that such data is used by investors to assess our performance. However, EBITDA is not a measure of operating income (loss), operating performance, or liquidity presented in accordance with generally accepted accounting principles. When assessing our operating performance or our liquidity, you should not consider this data in isolation or as a substitute for our net income (loss), cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles.  EBITDA excludes some, but not all, items that affect net income (loss) and operating income (loss), and these measures may vary among other companies.  Therefore, EBITDA as presented below may not be comparable to similarly titled measures of other companies.  Further, the results presented by EBITDA cannot be achieved without incurring the costs that the measure excludes: interest, taxes, depreciation and amortization.

The following table reconciles our EBITDA to our net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)

Net income (loss)	$(1,734,365)	$1,862,789	$4,542,566	$4,713,096
Depreciation and amortization	3,449,011	3,451,571	10,881,764	10,132,918
Interest expense	245,751	245,429	782,711	615,353
Income tax expense	(992,726)	1,494,972	3,410,612	3,337,944

EBITDA	$967,671	$7,054,761	$19,617,653	$18,799,311

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities.

Net cash provided by operating activities was $16,426,345 for the nine months ended September 30, 2009, compared to $20,985,425 for the same period of 2008.  The $4,559,080 decrease in the first nine months of 2009 from the same period of 2008 was principally attributable to timing of billings and revenue recognition, the collections of accounts receivable, the timing of receipts and payment of invoices, federal and state income taxes payable, and the mix of contracts.

Working capital increased $10,376,144 to $27,345,187 as of September 30, 2009, from the December 31, 2008 working capital of $16,969,043.  This increase was primarily due to a $10,030,603 increase in cash and cash equivalents, a $595,888 increase in prepaid expenses and other, a $2,339,588 decrease in trade accounts payable, a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $4,395,478, a decrease in the current portion of capital lease obligations of $251,310 partially offset by a $327,166 decrease in trade accounts receivable, a $2,039,489 decrease in cost and estimated earnings in excess of billings on uncompleted contracts, a decrease in prepaid federal and state income taxes of $1,220,154, a $627,808 increase in accrued liabilities, an increase in federal and state income taxes payable of $2,326,264 and an increase in the current portion of debt obligations of $695,842.

Cash flows used in investing activities.

Net cash used in investing activities was $555,745 for the nine months ended September 30, 2009, and $2,369,867 for the nine months ended September 30, 2008.  This decrease was due primarily to a decrease in capital expenditures of $1,701,749.

Cash flows used in financing activities.

Net cash used in financing activities was $5,839,997 for the nine months ended September 30, 2009, and $5,967,716 for the nine months ended September 30, 2008.  The decrease was due primarily to a decrease in the amount of principal payments on capital lease obligations of $223,617 partially offset by an increase in the amount of principal payments on our outstanding notes payable of $105,940.

Capital expenditures.

During the nine months ended September 30, 2009, the Company acquired $1,291,181 of additional  equipment and vehicles.  Cash of $857,536 and capital lease obligations from a vehicle leasing company of $433,645 were used to finance these acquisitions.  Although we do not budget for our capital expenditures, we may purchase additional equipment during 2009 should the demand for our services increase.

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

In April of 2005, we entered into a revolving credit agreement with a commercial bank.  Effective September 16, 2006, we renewed our revolving credit agreement and increased the borrowing limit from $3,500,000 to $5,000,000.  The borrowing limit under that revolving line of credit agreement remains at $5,000,000, and was renewed on September 16, 2007, September 16, 2008, and September 16, 2009, respectively.  The revolving line of credit agreement does not expire until September 16, 2010.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the revolving credit agreement is payable monthly at the greater of 5.00% or the prime rate of interest.  The credit loan agreement provides for non-financial and financial covenants including a minimum debt service coverage ratio in excess of 2.0 to 1.0 and a ratio of debt to worth not in excess of 1.25 to 1.0.  As of September 30, 2009, we had no borrowings outstanding under the revolving credit agreement.

In April of 2004, we executed an addendum to our lease of a facility in Plano, Texas, that included approximately 10,500 square feet of office and warehouse space and an outdoor storage area of approximately 20,000 square feet.  This facility was used to repair geophysical equipment and housed our corporate offices until September of 2006.  In September of 2005, we leased an additional facility, in Plano, Texas, with approximately 10,000 square feet of office and warehouse space and an additional 10,000 square feet of outdoor storage.  This facility was used primarily to repair geophysical equipment.  In January of 2006, we leased a 600-square foot facility in Houston, Texas, for use as a sales office.  In July of 2006, we entered into a lease for 7,269 square feet of office space located in Plano, Texas.  In September of 2006, we relocated our corporate offices to this facility.  This lease was modified in September of 2008 to include an additional 1,254 square feet for a total of 8,523 square feet of office space located in Plano, Texas.  In October of 2006 we leased an 800-square foot facility in Oklahoma City, Oklahoma, for use as a sales office.  In September of 2007, we leased a 1,130-square foot facility in Denver, Colorado, for use as a sales office.  We did not renew the lease on the Denver office upon its expiration on August 31, 2009.  In September of 2008, we leased a 400-square foot facility in Pratt, Kansas, to be used as a permit office.  In November of 2008, we vacated our two Plano repair, warehouse and outdoor storage facilities and moved to a leased repair, warehouse and outside storage facility in Denison, Texas.  The Denison, Texas, facility consists of one 5,000-square foot building, two 10,000-square foot adjacent buildings and an outdoor storage area of approximately 60,500 square feet.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the first nine months of 2009.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Recent Events

On October 19, 2009, we disclosed our entry into a Material Definitive Agreement regarding the acquisition of Eagle Canada, Inc.

Eagle Geophysical, Inc. and Eagle Geophysical Onshore, Inc. (the “Debtors”) are currently debtors in a Chapter 11 bankruptcy proceeding in Houston, Texas.  Eagle Canada, Inc., a Delaware corporation (“Eagle Canada”), is in the business of providing seismic data and surveying services to the Canadian energy industry and has its principal place of business located in Calgary, Alberta, Canada.  Eagle Canada, which was not involved in the bankruptcy proceeding in Houston, Texas, was a wholly-owned subsidiary of the Debtors.  By Order dated October 14, 2009, the Bankruptcy Court approved the sale of the Eagle Canada stock by the Debtors to TGC Industries, Inc. (“TGC”) and authorized the Debtors to enter into a Stock Purchase Agreement with TGC which was executed on October 16, 2009.  In accordance with the terms of the Stock Purchase Agreement, the sale transaction closed on October 16, 2009, with TGC acquiring the Eagle Canada stock for a total purchase price of approximately $10.3 million paid from existing cash.  Eagle Canada generated revenues of approximately $26.5 million in 2008.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains controls and procedures to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, and to process, summarize, and disclose this information within the time periods specified in the rules of the Securities and Exchange Commission.  Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize, and report information required to be included in reports filed or submitted under the Exchange Act within the required time period.  There were no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.2	Amended and Restated Bylaws (as amended March 25, 2009), filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 31, 2009, and incorporated herein by reference.

10.1

Amended and Restated Loan and Security Agreement by and between TGC Industries, Inc. and Sovereign Bank, dated September 16, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2009, and incorporated herein by reference.

10.2

Amended and Restated Promissory Note by and between TGC Industries, Inc. and Sovereign Bank, dated September 16, 2009, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2009, and incorporated herein by reference.

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

TGC INDUSTRIES, INC.

Date: November 9, 2009	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2009	/s/ James K. Brata
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

3.2	Amended and Restated Bylaws (as amended March 25, 2009), filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 31, 2009, and incorporated herein by reference.

10.1

Amended and Restated Loan and Security Agreement by and between TGC Industries, Inc. and Sovereign Bank, dated September 16, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2009, and incorporated herein by reference.

10.2

Amended and Restated Promissory Note by and between TGC Industries, Inc. and Sovereign Bank, dated September 16, 2009, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2009, and incorporated herein by reference.

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