Form 10-K
period 2009-12-31
TGC INDUSTRIES INC
filed 2010-03-16
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes ☐                    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒                   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  ☐                   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second  fiscal quarter was $64,577,846.

Number of shares of Common Stock outstanding as of February 26, 2010:  18,285,288

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

Proxy statement for the 2010 annual meeting of shareholders — Part III

Part I

ITEM 1. BUSINESS.

General

TGC Industries, Inc. is a Texas corporation, and with its wholly-owned subsidiary, Eagle Canada, Inc., a Delaware corporation, (collectively “TGC” or the “Company”) are primarily engaged in the geophysical service business of conducting Three-D (“3-D”) surveys for clients in the oil and gas business.  TGC’s principal business office is located at 101 E. Park Blvd., Suite 955, Plano, Texas 75074 (Telephone: 972-881-1099).  TGC’s internet address is www.tgcseismic.com.  TGC makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as soon as reasonably practicable after filing or furnishing such information with the Securities and Exchange Commission.

History

In April of 1980, Supreme Industries, Inc. (“Supreme”), formerly ESI Industries, Inc., formed a wholly-owned subsidiary, Tidelands Geophysical Co., Inc. (“Tidelands”), that acquired certain equipment, instruments, and related supplies from a Houston-based corporation that was engaged in the business of conducting seismic, gravity, and magnetic surveys under contracts for oil and natural gas companies.  On June 30, 1986, the Boards of Directors of Supreme and Tidelands approved a spin-off of substantially all of the shares of Tidelands owned by Supreme which were distributed as a stock dividend to Supreme’s security holders.  In July of 1986, our name was changed from “Tidelands Geophysical Co., Inc.” to “TGC Industries, Inc.” (“TGC”).  On October 19, 2009, we disclosed our entry into a Material Definitive Agreement regarding the acquisition of the stock of Eagle Canada, Inc. (“Eagle Canada”), a Delaware corporation.  Eagle Canada was a wholly-owned subsidiary of Eagle Geophysical, Inc. and Eagle Geophysical Onshore, Inc. (the “Debtors”) which were debtors in a Chapter 11 bankruptcy proceeding in Houston, Texas.  Eagle Canada is in the business of providing seismic data and surveying services to the Canadian energy industry and has its principal place of business located in Calgary, Alberta, Canada.  By Order dated October 14, 2009, the Bankruptcy Court approved the sale of the Eagle Canada stock by the Debtors to TGC and authorized the Debtors to enter into a Stock Purchase Agreement with TGC.  In accordance with the terms of the Stock Purchase Agreement, the sale transaction closed on October 16, 2009, with TGC acquiring the Eagle Canada stock for a total purchase price of approximately $10.3 million paid from existing cash.

We are a leading provider of seismic data acquisition services throughout the continental United States and Canada.  As of December 31, 2009, we operated six seismic crews, four in the U.S. and two in Canada.  These seismic crews supply seismic data primarily to companies engaged in the exploration and development of oil and natural gas on land and in land-to-water transition areas.  Eagle Canada’s seismic acquisition services are also used by the potash mining industry in Canada, and Eagle has particular expertise through their heliportable capabilities.  Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.

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

3-D seismic data are used in the exploration and development of new reserves and enable oil and natural gas companies to better delineate existing fields and to augment their reservoir management techniques. Benefits of incorporating high resolution 3-D seismic surveys into exploration and development programs include reducing drilling risk, decreasing oil and natural gas finding costs, and increasing the efficiencies of reservoir location, delineation, and management. In order to meet the requirements necessary to fully realize the benefits of 3-D seismic data, there is an increasing demand for improved data quality with greater subsurface resolution.

Currently, the seismic data acquisition industry is made up of a number of companies divided into two groups. The first group is made up of four publicly-traded companies with long operating histories who field numerous crews and work in a number of different regions and terrain.  This group includes us, Dawson Geophysical Company, Geokinetics, Inc., and CGG-Veritas.  These companies field approximately 50% of the estimated 65 seismic crews currently operating in the continental U.S. and Canada.  The second group is made up of smaller companies who generally run one or two seismic crews and often specialize in specific regions or types of operations.

We provide our seismic data acquisition services primarily to onshore oil and natural gas exploration and development companies for use in the onshore drilling and production of oil and natural gas in the continental U.S. and Canada. The main factors influencing demand for seismic data acquisition services in our industry are the levels of drilling activity by oil and natural gas companies and the sizes of such companies’ exploration and development budgets, which, in turn, depend largely on current and anticipated future crude oil and natural gas prices and depletion rates.

Equipment and Crews

In the fourth quarter of 2004, we acquired, and placed into service, our first new ARAM ARIES recording system.  In July of 2005, we deployed our fourth seismic data acquisition crew along with our second new ARAM ARIES recording system.  In November of 2005, we deployed our fifth seismic data acquisition crew along with our third new ARAM ARIES recording system.  In December of 2005, we completed a loan transaction with a commercial lender for the purpose of providing funds for the purchase of our fourth new ARAM ARIES recording system.  In January of 2006, we deployed a sixth crew to operate this fourth new ARAM ARIES recording system.  In May of 2006, we deployed our seventh seismic data acquisition crew along with our fifth new ARAM ARIES recording system.  In October of 2006, we deployed our eighth seismic data acquisition crew along with our sixth new ARAM ARIES recording system.  In December of 2007, we completed a loan transaction with a commercial lender for the purpose of providing funds for the purchase of our seventh new ARAM ARIES recording system.  In January of 2008, the Company entered into an agreement with a bank to provide financing for the purchase of new vibration vehicles.  In February of 2008, the Company exercised its purchase option for seismic recording equipment it had been renting.  In March of 2008, the Company entered into a loan agreement with a commercial lender to provide financing for the purchase of this rented equipment and to replace an existing loan the Company had with the lender.  In July of 2008, the Company entered into a loan agreement with a bank to provide financing for the purchase of additional seismic recording equipment.  In August of 2008, the Company entered into a loan agreement with a bank to provide financing for the purchase of new vibration vehicles.  In September of 2008, the Company entered into a loan agreement with a commercial lender to provide financing for the purchase of a new seismic recording system and equipment.  In December of 2008, we deployed our ninth seismic data acquisition crew along with our eighth new ARAM ARIES recording system.  During the second quarter of 2009, demand weakened and seismic market activity declined significantly in North America.  We responded to the weakening demand for seismic services by aggressively managing our costs, including our crew count, dropping TGC’s from a peak of nine crews in the first quarter of 2009 to four crews in the second half of the year in the U.S.  During October of 2009, we purchased Eagle Canada, Inc. a provider of seismic data services to the Canadian energy industry.  Subsequent to the acquisition in October of 2009, Eagle Canada operated two seismic crews.  Eagle Canada utilizes the latest in ARAM ARIES recording equipment which is interchangeable with that of TGC.

Our crews utilize the new state-of-the-art ARAM ARIES recording systems.  These systems employ cable telemetry technology enhanced by multiple baseline and redundant cable connections that provide seismic data acquisition services with increased reliability.  During most of the year, one crew utilized the Opseis Eagle data gathering system. This system employs radio-frequency telemetry technology providing seismic data-gathering services to land-to-water transition areas, rivers, lakes, inaccessible terrain, deserts, and man-made barriers such as highways and cities.   The Opseis system was retired in December of 2009.

We currently own equipment for 13 land-based seismic data acquisition crews and 69 vibration vehicles.  Each crew consists of approximately 35 to 45 technicians with associated vehicles, geophones, a seismic recording system, energy sources, cables, and a variety of other equipment. Each crew has one central recording vehicle which captures seismic data. This data is recorded on a CD ROM or data tape which is delivered to a data processing center selected by the customer.

Capital Expenditures

We believe that it is essential to take advantage of advances in seismic technology and to commit capital to purchase and update our equipment cost-effectively. Purchasing and updating seismic equipment and technology involves a commitment to capital spending.  Because of the market downturn in 2009, we reduced capital expenditures to approximately $1,960,000, primarily for equipment and vehicle maintenance and replacement.  For fiscal year 2008, capital expenditures were approximately $21,686,000 compared with approximately $18,238,000 for 2007.

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

Competition

The acquisition of seismic data for the oil and natural gas industry is a highly competitive business. There are approximately 65 seismic crews currently operating in the continental United States and Canada.  Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although factors other than price, such as crew safety performance history and technological and operational expertise, are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are Dawson Geophysical Company, Geokinetics, Inc. and CGG-Veritas.  In addition to the previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two crews.

Employees

As of December 31, 2009, we employed a total of 574 full-time (non-union) employees, of which 27 consisted of management, sales, and administrative personnel with the remainder being crew and crew support personnel.  We believe our relationship with our employees to be satisfactory.

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

ITEM 1A.  RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information included in this Form 10-K before purchasing our common stock. Although the risks described below are the risks that we believe are material, they are not the only risks relating to our business and our common stock. Additional risks and uncertainties, including those that are not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition, or results of operations. If any of the events described below occur, our business and financial results could be materially and adversely affected. The market price of our common stock could decline due to any of these risks, perhaps significantly, and you could lose part or all of your investment.

Company Risks

We have a history of losses, and we may incur losses again.

Although we reported net income of approximately $1,880,000, $6,898,000, and $7,607,000 for the years ended December 31, 2009, 2008, and 2007, respectively, we have a history of losses with only seven profitable years since 1999.  In 2006, we had net income of approximately $8,111,000; in 2005, we had net income (before dividend requirements on preferred stock) of approximately $6,201,000; in 2004, we had net income (before dividend requirements on preferred stock) of approximately $2,868,000; and in 2003 we had net income (before dividend requirements on preferred stock) of approximately $555,000. Our ability to be profitable in the future will depend on many factors beyond our control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

The current economic downturn could adversely affect our revenues and cash flows.

The continuing current economic downturn could adversely affect our revenues and cash flows if our customers, and/or potential customers, become unable to pay or must delay payment of, amounts owing to the Company because such customers are not successful in generating revenues or are precluded from securing necessary financing.

Our revenues and operating results can be expected to fluctuate from period to period.

Our revenues, operating results, and profitability may fluctuate from period to period. These fluctuations are attributable to the level of new business in a particular period, the timing of the initiation, progress, or cancellation of significant projects, higher revenues and expenses on our dynamite contracts, and costs we incur to train new crews we may add in the future to meet increased customer demand. Fluctuations in our operating results may also be affected by other factors that are outside of our control such as permit delays, weather delays, and crew productivity. Oil and natural gas prices were highly volatile during the year ended December 31, 2009, and have resulted in demand fluctuations for our services. There can be no assurance of future oil and gas price levels or stability.  The demand for our services will be adversely affected by a significant reduction in oil and natural gas prices and by climate change legislation or material changes to U.S. energy policy.  Since our business has high fixed costs, the negative effect of one or more of these factors could trigger wide variations in our operating revenues, EBITDA margin, and profitability from quarter to quarter, which factors render quarter-to-quarter comparisons unreliable as an indicator of performance.  Due to the factors discussed above, you should not expect sequential growth in our quarterly revenues and profitability.

We are dependent upon significant customers.

During 2009, our largest customer accounted for approximately 31% of revenues.  During 2008, our two largest customer accounted for approximately 27% of revenues.  During 2007 our largest customer accounted for approximately 12% of revenues.  In the past we have derived a significant amount of our revenues from a small number of oil and natural gas exploration and development companies.  While our revenues are derived from a concentrated customer base, our significant customers vary between years. If we lose one or more major customers in the future, or if one or more customers encounter financial difficulties, our business, financial condition, and results of operations could be materially and adversely affected.

We are dependent upon significant suppliers.

During 2009, our two largest vendors accounted for approximately 22% and 10% of our purchases, respectively.  During 2008 and 2007, no vendor accounted for more that 10% of our purchases.  If we lose one or more major vendors in the future, or if one or more vendors encounter financial difficulties, our business, financial condition, and results of operations could be materially and adversely affected.

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

The seismic data acquisition services industry is a highly competitive business in the continental U.S. and Canada.  Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size.

We are subject to Canadian foreign currency exchange rate risk.

During the fourth quarter we began to conduct business in Canada which subjects us to foreign currency exchange rate risk.  Our results of operations and our cash flows could be impacted by changes in foreign currency exchange rates.

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

Our President and Chief Executive Officer, and the President, the Vice President of Operations, and the Operations Manager of Eagle Canada, are subject to employment agreements and non-competition agreements.  Members of our management team that are not subject to employment or non-competition agreements could leave upon little or no notice which could have a material adverse effect on our management’s ability to continue operations at the same level of effectiveness. Additionally, the lack of non-competition agreements would allow these members of our management team to immediately begin working for one of our competitors upon the termination of their relationship with us. This could have a negative impact on our strategic plan and our relationships with customers.

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

Certain assets that are critical to our operations, including three of our ARAM ARIES recording systems and 13 vibration vehicles are pledged as collateral to our equipment lenders and commercial banks and could be subject to foreclosure in the event that we default on our indebtedness having 36 to 57 month terms. We currently have debt obligations covering the purchase of three of our ARAM ARIES recording systems that require monthly payments between approximately $86,000 and $103,000 for one ARAM ARIES recording system, between approximately $80,000 and $97,000 for another ARAM ARIES recording system, and between $90,000 and $102,000 for a third ARAM ARIES recording system.  These debt obligations mature in December of 2011, October of 2012 and January of 2011, respectively.  The Company has debt obligations covering the purchase of five vibration vehicles requiring monthly payments between approximately $56,000 and $61,000, and the purchase of eight vibration vehicles, requiring monthly payments of approximately $50,000.  These debt obligations mature in

August of 2011 and February of 2013, respectively.  Any decline in our operations could inhibit our ability to make these substantial monthly payments. In view of the short terms of these notes, a failure to make the monthly payments on these notes could cause our lenders to promptly foreclose on the assets securing these notes. The foreclosure on certain of our core assets securing these notes could severely limit our ability to continue operations.

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

We do not carry insurance against certain risks that could cause losses, including business interruption resulting from equipment maintenance or weather delays (see “Operating Risks and Insurance”).

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

If we are unable to maintain adequate internal controls in accordance with Section 404, as such standards are amended, supplemented, or modified from time to time, we may not be able to insure that we have effective internal controls over financial reporting on an ongoing basis in accordance with Section 404.  Failure to achieve and maintain effective internal controls could have a material adverse effect on our stock price.  In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing, and/or require additional expenditures to comply with these requirements, each of which could negatively impact our business, profitability, and financial condition.

Industry Risks

We and our customers may be adversely affected by the current recession.

The current recession could have a material adverse effect on our financial results and proposed plan of operations and could lead to further significant fluctuations in the demand for and pricing of oil and gas.  Reduced demand and pricing pressures could adversely affect the financial condition and results of operations of our customers and their ability to purchase our services.  We are not able to predict the timing, extent, and duration of the economic cycles in the markets in which we operate.

We derive nearly all of our revenues from companies in the oil and natural gas exploration and development industry, a historically cyclical industry, with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices.

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

Worldwide political, economic, and military events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Depending on the market prices of oil and natural gas, oil and natural gas exploration and development companies may cancel or curtail their drilling programs, thereby reducing demand for our services. Oil and natural gas prices have been highly volatile historically and, we believe, will continue to be so in the future. Many factors beyond our control affect oil and natural gas prices including:

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

•                  domestic and foreign tax policy;

•                  domestic and foreign energy policy including the ever increasing emphasis on alternative sources of energy;

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

Our operations are subject to a variety of federal, state, and provincial and local laws and regulations, including laws and regulations relating to the protection of the environment and archeological sites and those that may result from climate change legislation.  Canadian operations have been historically cyclical due to governmental restrictions on seismic acquisition during certain periods.  As a result, there is a risk that there will be a significant amount of unused equipment during those periods.  We are required to expend financial and managerial resources to comply with such laws and related permit requirements in our operations, and we anticipate` that we will continue to be required to do so in the future. Although such expenditures historically have not been material to us, the fact that such laws or regulations change frequently makes it impossible for us to predict the cost or impact of such laws and regulations on our future operations. The adoption of laws and regulations that have the effect of reducing or curtailing exploration and development activities by energy companies could also adversely affect our operations by reducing the demand for our services.

Risks Related To Our Common Stock

Our common stock has experienced, and may continue to experience, price volatility and low trading volume.

Our stock price is subject to significant volatility. Overall market conditions including a decline in oil and natural gas prices, in addition to other risks and uncertainties described in this “Risk Factors” section and elsewhere in this Form 10-K, could cause the market price of our common stock to fall. The high and low sales prices of our common stock for the year ended December 31, 2009, were $5.47 and $1.64, respectively.

Our common stock is listed on the NASDAQ Stock Market LLC under the symbol “TGE.” However, daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities. For example, during 2009, our daily trading volume was as low as 5,000 shares.  Since November 6, 2007, when we began trading on the NASDAQ Stock Market LLC, our daily trading volume has been as low as 2,800 shares.  In addition, our common stock traded on the NYSE Amex (formerly the American Stock Exchange) under the symbol “TGE” from April 18, 2005 until November 5, 2007.  During this period of time our daily trading volume was as low as 1,600 shares.  It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.

Our officers and directors own a large percentage of our common stock, and they may exercise control over our business and affairs.

Our officers and directors as a group beneficially own approximately 29.3% of our common stock. As a result, they will continue to be able to exercise significant influence, and in most cases control, over matters requiring shareholder approval, including the election of directors, changes to our charter documents, and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The continued concentrated ownership of our common stock will make it difficult for another company to acquire us and for you to receive any related takeover premium for your shares (unless the controlling group approves the acquisition).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. DESCRIPTION OF PROPERTY.

In April of 2004, we executed an addendum to our lease of a facility in Plano, Texas, that included approximately 10,500 square feet of office and warehouse space and an outdoor storage area of approximately 20,000 square feet.  This facility was used to repair geophysical equipment and housed our corporate offices until September of 2006.  In September of 2005, we leased an additional facility, in Plano, Texas, with approximately 10,000 square feet of office and warehouse space and an additional 10,000 square feet of outdoor storage.  This facility was used primarily to repair geophysical equipment.  In January of 2006, we leased a 600 square foot facility in Houston, Texas, to be used as a sales office.  The monthly rent is $553.  In July of 2006, we entered into a lease for 7,269 square feet of office space located in Plano, Texas.  In September of 2006, we relocated our corporate offices to this facility, and in September of 2008 increased the size of this lease to 8,523 square feet of office space.  The monthly rent is $12,482.  In October of 2006, we leased an 800 square foot facility in Oklahoma City, Oklahoma, to be used as a sales office.  The monthly rent is $665.  In September of 2007, we leased a 1,130 square foot facility in Denver, Colorado, to be used as a sales office.  We did not renew the lease on the Denver office upon its expiration on August 31, 2009.  In September of 2008, we leased a 400 square foot facility is Pratt, Kansas, to be used as a permit office.  The monthly rent is $500.  In November of 2008, we vacated our two Plano repair, warehouse, and outdoor storage facilities and moved to a leased repair, warehouse, and outdoor storage facility in Denison, Texas.  The Denison, Texas, facility consists of one 5,000 square foot building, two 10,000 square foot adjacent buildings, and an outdoor storage area of approximately 60,500 square feet.  The monthly rent is $15,068.  Upon the acquisition of Eagle Canada, we assumed a lease entered into in August of 2008 for 3,030 square feet of office space located in Calgary, Alberta.  The monthly rent is $11,171.  In addition, Eagle Canada leases a 10,088 square foot facility, also located in Calgary, Alberta, that is used as a shop and warehouse which is currently leased on a month-to-month basis.  The monthly rent is $6,103.  Effective April 1, 2010, we will enter into a lease for this facility at a rate of $7,644 per month.  The Company is not responsible for insuring these facilities.  The conditions of these facilities are good, and we believe that these properties are suitable and adequate for our foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a defendant in various legal actions that arose or may arise out of the normal course of business.  In our opinion, none of these actions have or will result in any significant loss to us.

ITEM 4. RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Prices

On April 18, 2005, we began trading on the NYSE Amex (formerly the American Stock Exchange) (“AMEX”) under our current trading symbol “TGE.”  On October 26, 2007, we announced that our board of directors approved the decision to switch the listing of our common stock from AMEX to the NASDAQ Global Select Market (“NASDAQ.”)  As a result, on November 6, 2007, our stock began trading on NASDAQ under the symbol “TGE.”

The following table shows the high and low sales prices reported for our common stock on NASDAQ.  On May 12, 2009 and April 28, 2008, the Company paid 5% stock dividends to shareholders of record at the close of business on April 28, 2009, and April 14, 2008, respectively.  All prior share and per share amounts have been restated to reflect the stock dividends.

	2009		2008
	High	Low	High	Low

1st quarter	$2.93	$1.69	$10.17	$6.71
2nd quarter	5.75	2.13	9.25	6.60
3rd quarter	5.17	3.30	8.93	4.70
4th quarter	5.03	3.61	6.00	1.05

The number of shareholders of record of TGE’s common stock as of February 26, 2010, was 149.  Due to the number of shares held in nominee or street name, we believe that there are a significantly greater number of beneficial owners of our common stock.  As of such date, CEDE & CO. held 14,859,740 shares in street name.  On February 26, 2010, our common stock was quoted at a closing sales price of $4.12.

The following table summarizes certain information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2009.  See information regarding material features of the plans in Note H, ‘Shareholders’ Equity-Stock-Based Compensation Plans” to the Financial Statements included herein.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued	Weighted-Average	Equity Compensation Plans
	Upon Exercise of	Exercise Price of	(excluding securities Reflected
Plan Category	Outstanding Options	Outstanding Options	in Column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	808,879	$3.99	173,835	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	808,879	$3.99	173,835	(1)

(1)  No shares remain available to be issued under the 1999 Stock Option Plan.  There are 173,835 shares available to be issued under the 2006 Stock Award Plan.

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

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data.”  No cash dividends were declared in any of the five years shown below:

	Year Ended December, 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
Statement of Income Data:

Revenues	$90,432	$86,770	$90,396	$67,760	$30,852

Net income	$1,880	$6,898	$7,607	$8,111	$6,201

Income allocable to common shareholders	$1,880	$6,898	$7,607	$8,111	$5,996

Net Income per common share - basic	$0.10	$0.38	$0.42	$0.45	$0.61

Net Income per common share - diluted	$0.10	$0.38	$0.42	$0.44	$0.39

Weighted average number of common Shares outstanding - basic	18,280	18,260	18,237	18,134	9,876

Weighted average number of common Shares outstanding - diluted	18,344	18,337	18,325	18,265	15,841

Total assets	$86,050	$85,091	$61,162	$56,400	$41,246

Long-term debt, less current maturities	$6,507	$11,452	$3,769	$3,064	$6,199

Shareholders’ equity	$52,695	$50,427	$42,922	$35,043	$26,605

In October of 2005, the Company completed a public offering of approximately 5,786,000 (not adjusted for the 5% stock dividends paid in 2009, 2008, 2007 and 2006) shares of common stock.  The weighted average number of equivalent common shares outstanding in 2005 reflects these additional shares for a portion of the year.

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

Executive Overview

The Company is a leading provider of seismic data acquisition services throughout the continental United States and Canada.  We currently operate eleven seismic crews.  These seismic crews supply seismic data to companies engaged in the exploration and development of oil and natural gas on land and in land-to-water transition areas. Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.

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

Currently, the seismic data acquisition industry is made up of a number of companies divided into two groups. The first group is made up of four publicly-traded companies with long operating histories which field numerous crews and work in a number of different regions and terrain.  This group includes us, Dawson Geophysical Company, Geokinetics, Inc. and CGG-Veritas. These companies field approximately 50% of the estimated 65 seismic crews currently operating in the continental U.S. and Canada.  The second group is made up of smaller companies who generally run one or two seismic crews and often specialize in specific regions or types of operation.

We provide our seismic data acquisition services primarily to onshore oil and natural gas exploration and development companies for use in the onshore drilling and production of oil and natural gas in the continental U.S. and Canada.  The main factors influencing demand for seismic data acquisition services in our industry are the level of drilling activity by oil and natural gas companies and the sizes of such companies’ exploration and development budgets, which, in turn, depend largely on current and anticipated future crude oil and natural gas prices and depletion rates.

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

The acquisition of seismic data for the oil and natural gas industry is a highly competitive business. There are approximately 65 seismic crews currently operating in the continental United States and Canada.  Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although factors other than price, such as crew safety performance history, and technological and operational expertise, are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are Dawson Geophysical Company, Geokinetics, Inc. and CGG-Veritas. In addition to the previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two crews.  We believe that our long-term industry expertise, the customer relationships developed over our history, and our financial stability give us an advantage over most of our competitors in the industry.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues.  Our revenues were $90,431,899 for the year ended December 31, 2009 compared to $86,769,742 for the same period of 2008, an increase of 4.2%.  This increase was attributable to several factors including strong revenue earnings during our first quarter of 2009, revenues earned by Eagle Canada during a portion of our fourth quarter, and the fact that approximately 41% of the revenues in the year ended December 31, 2009 were derived from shot-hole contracts compared with approximately 20% for the same period of 2008.  This increase was partially offset by revenue decreases in the second half of the year.  Shot-hole contracts typically generate higher revenues but lower gross margins than vibroseis contracts due to higher third party costs that are included in revenues and have little or no margin associated with them.

Cost of services.  Our cost of services was $65,379,612 for the year ended December 31, 2009 compared to $55,935,068 for the same period of 2008, an increase of 16.9%.  This increase was primarily attributable to the increase in revenues in the year ended December 31, 2009 compared to the same period of 2008, pricing pressures as a result of the industry wide slow-down, and higher third party costs associated with the additional shot-hole contracts in 2009 compared to 2008.  As a percentage of revenues, cost of services was 72.3% for the year ended December 31, 2009 compared to 64.5% for the same period of 2008.

Selling, general, and administrative expenses.  SG&A expenses were $5,522,939 for the year ended December 31, 2009 compared to $4,468,883 for the same period of 2008, an increase of 23.6%.  This increase was primarily attributable to the recording of a reserve on an accounts receivable of a slow paying customer and the inclusion of fourth quarter general and administrative expenses of Eagle Canada.  SG&A expense as a percentage of revenues was 6.1% for the year ended December 31, 2009 compared to 5.2% for the same period of 2008.

Depreciation and amortization expense.  Depreciation and amortization expense was $14,621,237 for the year ended December 31, 2009 compared to $13,911,124 for the same period of 2008, an increase of 5.1%.  This increase was primarily attributable to incremental fourth quarter depreciation and amortization expense attributable to Eagle Canada, depreciation and amortization expense associated with capital expenditures of approximately $1,960,000 since January 1, 2009, and additions of new seismic recording equipment and vibration vehicles during the second half of 2008.  Depreciation and amortization expense as a percentage of revenues was 16.2% for the year ended December 31, 2009 compared to 16.0% for the same period of 2008.

Income from operations.  Income from operations was $4,908,111 for the year ended December 31, 2009 compared to $12,454,667 for the same period of 2008, a decrease of 60.6%.  This decrease was primarily attributable to strong market pricing pressure resulting from the current recession and increases in costs of services, SG&A and depreciation and amortization expenses.  EBITDA decreased $6,836,443 to $19,529,348 for the year ended December 31, 2009 from $26,365,791 for the same period of 2008, a decrease of 25.9%.  This decrease was primarily attributable to the decrease in net income and income tax expenses, partially offset by an increase in depreciation referred to immediately above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, see the section entitled “Non-GAAP Financial Measure” which follows.

Interest expense.  Interest expense was $1,020,681 for the year ended December 31, 2009 compared to $929,656 for the same period of 2008, an increase of 9.8%.  This increase was primarily attributable to additional debt incurred during the second half of 2008 for the purchase of our eighth ARAM ARIES seismic recording system, 7,000 additional channels, and 13 new vibration vehicles.

Income tax expense.  Income tax expense was $2,007,811 for the year ended December 31, 2009 compared to $4,626,569 for the same period of 2008, a decrease of 56.6%.  This decrease was primarily attributable to the decrease in income from operations, partially offset by an increase in the effect of permanent tax differences.  The effective tax rate for the year ended December 31, 2009 was 51.6% compared to 40.1% for the same period of 2008.  See Note I of Notes to Financial Statements.

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

Cost of services.  Our cost of services was $55,935,068 for the year ended December 31, 2008 compared to $60,445,783 for the same period of 2007, a decrease of 7.5%.  This decrease was primarily attributable to the decrease in revenues in the year ended December 31, 2008 compared to the same period of 2007 and higher third party costs associated with the additional shot-hole contracts in 2007 compared to 2008.  As a percentage of revenues, cost of services was 64.5% for the year ended December 31, 2008 compared to 66.9% for the same period of 2007.

Selling, general, and administrative expenses.  SG&A expenses were $4,468,883 for the year ended December 31, 2008 compared to $3,864,810 for the same period of 2007, an increase of 15.6%.  This increase was primarily attributable to additional expenses associated with additional selling and administrative personnel and additional compensation expense for deferred stock-based compensation.  SG&A expense as a percentage of revenues was 5.2% for the year ended December 31, 2008 compared to 4.3% for the same period of 2007.

Depreciation and amortization expense.  Depreciation and amortization expense was $13,911,124 for the year ended December 31, 2008 compared to $12,743,065 for the same period of 2007, an increase of 9.2%.  This increase was primarily attributable to depreciation and amortization expense associated with capital expenditures of approximately $21,686,000 since January 1, 2008.  This increase was partially offset by a decrease in depreciation expense in the third and fourth quarters of 2007 and the first and second quarters of 2008 as a result of an increase in the estimated useful life of certain seismic equipment.  See “Change In Accounting Estimates” in Note B of Notes to Financial Statements in Item 8.  Depreciation and amortization expense as a percentage of revenues was 16.0% for the year ended December 31, 2008 compared to 14.1% for the same period of 2007.

Income from operations.  Income from operations was $12,454,667 for the year ended December 31, 2008 compared to $13,342,214 for the same period of 2007, a decrease of 6.7%.  This decrease was primarily attributable to a decrease in revenues, an increase in SG&A, and depreciation and amortization expenses, partially offset by a decrease in costs of services.  EBITDA increased $280,512 to $26,365,791 for the year ended December 31, 2008 from $26,085,279 for the same period of 2007, an increase of 1.1%.  This increase was primarily attributable to the increase in depreciation referred to immediately above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, see the section entitled “Non-GAAP Financial Measure” which follows.

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

The following table reconciles our EBITDA to our net income:

	Year Ended
	December 31,
	2009	2008	2007

Net income	$1,879,619	$6,898,442	$7,607,433
Depreciation and amortization expense	14,621,237	3,911,124	12,743,065
Interest expense	1,020,681	929,656	604,616
Income tax expense	2,007,811	4,626,569	5,130,165
EBITDA	$19,529,348	$26,365,791	$26,085,279

Liquidity and Capital Resources

Liquidity

Cash flows from operating activities.

Net cash provided by operating activities was $20,698,122 for the year ended December 31, 2009, compared to $33,860,082 for the same period of 2008.  The $13,161,960 decrease was principally attributable to a decrease in net income, the timing of accounts receivable collections, the timing of receipt and payment of invoices and taxes, the timing of billings and revenue recognition, and the mix of contracts.

Working capital increased $326,591 to $17,295,634 as of December 31, 2009, from the December 31, 2008, working capital of $16,969,043.  This increase was due primarily to an increase in cash and cash equivalents of $1,389,798 and an increase in trade accounts receivable of $3,601,316, partially offset by an increase in billings in excess of costs, estimated earnings on uncompleted contracts of $1,301,497, and an increase in current maturities of notes payable of $1,236,020.

Cash flows used in investing activities.

Net cash used in investing activities was $10,942,164 for the year ended December 31, 2009, and $6,078,536 for the year ended December 31, 2008.  The $4,863,628 increase was mainly due to $10,345,000 cash paid for our purchase of the stock of Eagle Canada, partially offset by a decrease in cash related capital expenditures during 2009 of $4,972,076.

Cash flows used in financing activities.

Net cash used in financing activities was $8,367,479 for the year ended December 31, 2009 and $8,171,021 for the year ended December 31, 2008.  The $196,458 increase was due primarily to an increase in principal payments on notes payable of $502,842, partially offset by a decrease in principal payments on capital leases of $299,542.

Capital expenditures.

During the year ended December 31, 2009, capital expenditures of $1,959,706 were used to acquire seismic equipment and vehicles, primarily to replace similar equipment and vehicles.  During the first two months of 2010, there have been no material capital expenditures.  Although we do not budget for our capital expenditures, we may purchase additional equipment during 2010 as the demand for our services warrants.

Capital Resources

Historically, we have relied on cash generated from operations, short-term borrowings from commercial banks and equipment lenders, and loans from directors to fund our working capital requirements and capital expenditures.

In April of 2005, we entered into a revolving credit agreement with a commercial bank.  Effective September 16, 2006, we renewed our revolving credit agreement and increased the borrowing limit from $3,500,000 to $5,000,000. The borrowing limit under the revolving line of credit agreement remains at $5,000,000 and was renewed on September 16, 2007, September 16, 2008, and again on September 16, 2009.  The revolving line of credit agreement does not expire until September 16, 2010.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the line of credit loan agreement is payable monthly at the greater of the prime rate of interest or five percent. The credit loan agreement provides for non-financial and financial covenants including a minimum debt service coverage ratio in excess of 2.0 to 1.0 and a ratio of debt to worth not in excess of 1.25 to 1.0.  As of December 31, 2009, we had no borrowings outstanding under the line of credit loan agreement.

In December of 2007, we completed a $4,120,254 loan transaction with a commercial lender for the purpose of providing funds for the purchase of our seventh new ARAM ARIES recording system. This loan is repayable over a period of 48 months at a fixed per annum interest rate of 6.38%. This loan is collateralized by the new recording system equipment and the recording vehicles and two semi-trailers that transport the newly purchased equipment between jobs.  In January of 2008, the Company entered into a $2,463,101 loan agreement with a bank to provide financing for the purchase of new vibration vehicles.  The loan is repayable over a period of 57 months at a fixed per annum interest rate of 6.35% and is collateralized by the vibration vehicles.  In February of 2008, the Company exercised its purchase option for seismic recording equipment it had been renting.  In March of 2008, the Company entered into a $2,975,844 loan agreement with a commercial lender to provide financing for the purchase of this rented equipment and to replace an existing loan the Company had with the lender.  This loan is repayable over a period of 48 months at a fixed per annum interest rate of 5.75% and is collateralized by the equipment.  In July of 2008, the Company entered into a $3,200,000 loan agreement with a bank to provide financing for the purchase of seismic recording equipment.  This loan is repayable over 36 months at a fixed per annum interest rate of 6.00% and is collateralized by the equipment.  In August of 2008, the Company entered into a $2,003,700 loan agreement with a bank to provide financing for the purchase of new vibration vehicles.  This loan is repayable over 36 months at a fixed per annum interest rate of 6.00% and is collateralized by the vibration vehicles.  In September of 2008, the Company entered into a $2,690,402 loan agreement with a commercial lender to provide financing for our eighth new ARAM ARIES recording system. This loan is repayable over a period of 48 months at a fixed per annum interest rate of 6.00% and is collateralized by the recording system.  Also in September of 2008, the Company entered into a $1,092,053 loan agreement with the same commercial lender to provide financing for recording equipment that goes with the eighth ARAM ARIES recording system.  This loan is co-terminus with the loan for the recording system, carries a fixed per annum interest rate of 6.00%, and is collateralized by the recording equipment.  In January of 2008, Eagle Canada entered into a $4,660,070 loan agreement with a bank to provide financing for the purchase of a new ARAM ARIES recording system. This loan is repayable over a period of 36 months at a fixed per annum interest rate of 6.14% and is collateralized by the recording system.

In April of 2004, we executed an addendum to our lease of a facility in Plano, Texas, that included approximately 10,500 square feet of office and warehouse space and an outdoor storage area of approximately 20,000 square feet.  This facility was used to repair geophysical equipment and housed our corporate offices until September of 2006.  In September of 2005, we leased an additional facility, in Plano, Texas, with approximately 10,000 square feet of office and warehouse space and an additional 10,000 square feet of outdoor storage to accommodate our growth.  This facility was used primarily to repair geophysical equipment.  In January of 2006, we leased a 600 square foot facility in Houston, Texas, to be used as a sales office.  In July of 2006, we entered into a lease for 7,269 square feet of office space located in Plano, Texas.  In September of 2006, we relocated our corporate offices to this facility, and in September of 2008 increased the size of the lease to 8,523 square feet of office space.  In October of 2006, we leased an 800 square foot facility in Oklahoma City, Oklahoma, to be used as a sales office.  In September of 2007, we leased a 1,130 square foot facility in Denver, Colorado, to be used as a sales office. We did not renew the lease on the Denver office upon its expiration on August 31, 2009.  In September of 2008, we leased a 400 square foot facility is Pratt, Kansas, to be used as a permit office.  In November of 2008, we vacated our two Plano repair, warehouse, and outdoor storage facilities, and moved to a leased repair, warehouse, and outdoor storage facility in Denison, Texas.  The Denison, Texas, facility consists of one 5,000 square foot building, two 10,000 square foot adjacent buildings, and an outdoor storage area of approximately 60,500 square feet.  Upon the acquisition of Eagle Canada, we assumed a lease entered into in August of 2008 for 3,030 square feet of office space located in Calgary, Alberta.  In addition, Eagle Canada leases a 10,088 square foot facility located in Calgary, Alberta, that is used as a shop and warehouse.  This facility is currently leased on a month-to-month basis, but we will enter into a lease for this facility on April 1, 2010.

Contractual Obligations

The following table summarizes payments due in specific periods related to our contractual obligations as of December 31, 2009:

	Payments Due by Period (1)
		Within			After
Contractual Obligations	Total	1 Year	1-2 Years	3-5 Years	5 Years
	(In thousands)
Operating lease obligations	$2,219	$550	$1,009	$575	$85
Debt obligations	$12,283	$6,408	$5,825	$50	$—
Capital lease obligations	$1,412	$780	$632	$—	$—
Total	$15,914	$7,738	$7,466	$625	$85

(1)          See “Capital Resources” above for a discussion of the contractual obligations we have incurred since December 31, 2009.

We believe that our capital resources, including our short-term investments, funds available under our line of credit loan agreement, and cash flow from operations, are adequate to meet our current operational needs. We believe that we will be able to finance our 2010 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our line of credit loan agreement.  However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance which is subject to the risks inherent in our business.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements.

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

Revenue Recognition

Seismic Surveys

The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers.  A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party upon 30 days advance written notice, is entered into for every project.  These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project.  The duration of these projects will vary from a few days to several months.  The Company recognizes revenue when services are performed under both types of agreements.  Services are defined as the commencement of data acquisition.  Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement, and revenue is recognized as services are performed on a per unit of seismic data acquired rate.  Under term agreements, revenue is recognized as services are performed based on the time worked rate provided in the term agreement.  Under both turnkey and term agreements, cost of earned revenue is recognized by multiplying total estimated agreement cost by the percentage-of-completion of the agreement.  The excess of that amount over the cost of earned revenue reported in prior periods is recognized as cost of earned revenue for the period.  Agreements are not segmented nor combined for purposes of calculating percentage of completion.  The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents cost incurred on turnkey agreements in excess of billings on those agreements.  The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of cost on those agreements.  Claims have been negligible in the years ended December 31, 2009, 2008, and 2007.

Gravity Data

The Company owns a data bank which contains gravity data, and to a lesser extent magnetic data, from many of the major oil and natural gas producing areas located within the U.S.  When an order for gravity data is received, the portion of gravity data requested by the customer is prepared in digital format for licensing and shipment to the customer.  This process is performed by an employee in the Company’s headquarters office and normally takes no longer than a few days.  The licensing of gravity data is not a material part of the Company’s revenue.  Gravity data revenue during the years ended December 31, 2009, 2008, and 2007 was approximately $20,300, $46,100, and $187,300, respectively.

Business Combinations

We allocate the purchase price of acquired companies to the tangible assets acquired, liabilities assumed, and intangible assets acquired, based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions.

Allowance for Doubtful Accounts

We prepare our allowance for doubtful accounts receivable based on our past experience of historical write-offs, our current customer base, and our review of past due accounts. The inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of our customers.  In the fourth quarter of 2009, we recorded an allowance against the account of a slow paying customer.

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

Tax Accounting

We account for our income taxes in accordance with the recognition of amounts of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We determine deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate, and reducing the deferred tax asset by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining our annual effective tax rate and the valuation of deferred tax assets, which can create a variance between actual results and estimates and could have a material impact on our provision or benefit for income taxes.

Stock Based Compensation

We recognize the fair value of the stock-based compensation awards, including stock options and restricted stock, as wages in the consolidated statements of earnings on a straight-line basis over the vesting period of the related stock options or restricted stock awards.  This has resulted in the recognition of compensation expense, relative to stock-based awards, in wages in the consolidated statements of earnings of approximately $366,000, or approximately $0.02 per share, for the year ended December 31, 2009, and $455,000, or approximately $0.02 per share, for the year ended December 31, 2008.

In August of 2007, 18,900 shares of restricted stock were issued to employees of the Company under the 2006 Stock Award Plan.  In June of 2008, 10,000 shares of restricted stock were issued to an employee of the Company under the 2006 Stock Award Plan.  In July of 2009, 5,000 shares of restricted stock were issued to an employee of the Company under the 2006 Stock Award Plan.  In October of 2008, 335,000 stock options were issued to employees of the Company under the 2006 Stock Award Plan.  In November of 2009, 135,000 stock options were issued to employees of the Company under the 2006 Stock Award Plan.  As of December 31, 2009, there was approximately $625,000 of unrecognized compensation expense related to our two share-based compensation plans.

Recently Issued Accounting Pronouncements

In September of 2006, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. The standard further establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. ASC 820-10 became effective for all financial assets and financial liabilities as of October 1, 2008, and, upon adoption, ASC 820-10 did not have a material impact on our financial statements. In February of 2008, the FASB issued ASC 820-10-15-1A, “Fair Value Measurements and Disclosures — Transition and Open Effective Date Information,” which delays the effective date of ASC 820-10 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of ASC 820-10-15-1A to have a material impact on our financial statements.

In February of 2007, the FASB issued ASC 825-10, “Financial Instruments.” ASC 825-10 provides companies with an option to report selected financial assets and liabilities at fair value. As of December 31, 2009, we have not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.

In December of 2007, the FASB issued a new accounting standard relating to business combinations under ASC 805-10 “Business Combinations.”  The new standard expands the definition of a business and a business combination; requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The new standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  We adopted the provisions of ASC 805-10 for the quarter ended December 31, 2009. The adoption of ASC 805-10 did not have a material impact on our consolidated financial statements.

In April of 2009, the FASB issued ASC 825-10-65-1, “Financial Instruments — Transition and Open Effective Date Information.” ASC 825-10-65-1 requires fair value disclosures in both interim and annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. ASC 825-10-65-1 became effective June 15, 2009. The adoption of this standard did not have a material impact on our financial statements.

In June of 2009, the FASB issued ASC 105-10, “Generally Accepted Accounting Principles.” ASC 105-10 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles. The Codification did not change GAAP but reorganizes the literature. ASC 105-10 became effective for us for the year ended December 31, 2009. The adoption of this standard did not have an impact on our financial statements.

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

We use the words “may,” “will,” “can,” “could,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “target,” “continue,” “intend,” “plan,” “budget,” and other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of results of operations or of our financial condition, and/or state other “forward-looking” information. We do not undertake any obligation to update or revise publicly any forward-looking statements, except as required by law. These statements also involve risks and uncertainties that could cause our actual results or financial condition to differ materially from our expectations in this Form 10-K.

We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict or over which we have no control. When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements contained in this Form 10-K and other factors noted throughout this Form 10-K. There are many risks, uncertainties, and events that may cause our actual results to differ materially from those contained in any forward-looking statement. Please read the section entitled “Risk Factors” for a discussion of certain risks of our business and an investment in our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any hedging agreements or swap agreements. Our principal market risk is the risk related to the concentration of our customers in the oil and natural gas industry. Since our customers are involved in the oil and natural gas industry, there may be a positive or a negative effect on our exposure to credit risk in that our customers may be similarly affected by changes in economic and industry conditions. For the year ended December 31, 2009, our top customer accounted for approximately 30.8% of our revenues. For the year ended December 31, 2008, our top two customers accounted for approximately 14.4% and 12.3% of our revenues.  For the year ended December 31, 2007, our top customer accounted for approximately 12.1% of our revenues.  During the fourth quarter we began to conduct business in Canada which subjects us to a foreign currency exchange rate risk.  Our results of operations and our cash flows could be impacted by changes in foreign currency exchange rates.

For further information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements

December 31, 2009, 2008, and 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

TGC Industries, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of TGC Industries, Inc. and Subsidiary (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TGC Industries, Inc. and Subsidiary as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

Dallas, Texas

March 16, 2010

TGC Industries, Inc.

CONSOLIDATED BALANCE SHEETS

December 31,

	2009	2008
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$25,504,149	$24,114,351
Trade accounts receivable, net of allowance for doubtful accounts of $623,109 in 2009 and $-0- in 2008	9,455,224	5,853,908
Cost and estimated earnings in excess of billings on uncompleted contracts	474,059	2,300,985
Prepaid expenses and other	648,872	718,301
Prepaid federal and state income tax	943,600	1,220,154

Total current assets	37,025,904	34,207,699

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	100,687,976	91,233,877
Automobiles and trucks	8,914,434	8,792,645
Furniture and fixtures	397,879	348,103
Leasehold improvements	14,994	14,994
	110,015,283	100,389,619

Less accumulated depreciation and amortization	(62,431,950)	(49,757,056)
	47,583,333	50,632,563
OTHER ASSETS
Goodwill	1,408,089	201,530
Other assets	32,399	49,129
	1,440,488	250,659

Total assets	$86,049,725	$85,090,921

The accompanying notes are an integral part of these consolidated financial statements

TGC Industries, Inc.

CONSOLIDATED BALANCE SHEETS — Continued

December 31,

	2009	2008
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$4,126,474	$4,569,911
Accrued liabilities	1,337,437	863,756
Billings in excess of costs and estimated earnings on uncompleted contracts	7,077,941	5,776,444
Current maturities of notes payable	6,407,892	5,171,872
Current portion of capital lease obligations	780,526	856,673

Total current liabilities	19,730,270	17,238,656

NOTES PAYABLE, less current maturities	5,875,390	10,851,621

CAPITAL LEASE OBLIGATIONS, less current portion	631,757	600,214

DEFERRED TAX LIABILITY	7,117,030	5,973,000

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—	—

Common stock, $.01 par value; 25,000,000 shares authorized; 18,323,091 and 17,435,319 in each period	183,231	174,353

Additional paid-in capital	27,014,078	26,501,011

Retained earnings	25,889,008	24,009,389

Treasury stock, at cost, 37,803 shares	(257,323)	(257,323)

Accumulated other comprehensive (loss)	(133,716)	—

	52,695,278	50,427,430

Total liabilities and shareholders’ equity	$86,049,725	$85,090,921

The accompanying notes are an integral part of these consolidated financial statements

TGC Industries, Inc.

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended December 31,

	2009	2008	2007

Revenue	$90,431,899	$86,769,742	$90,395,872

Cost and expenses
Cost of services	65,379,612	55,935,068	60,445,783
Selling, general and administrative	5,522,939	4,468,883	3,864,810
Depreciation and amortization expense	14,621,237	13,911,124	12,743,065
	85,523,788	74,315,075	77,053,658

Income from operations	4,908,111	12,454,667	13,342,214

Interest expense	1,020,681	929,656	604,616

Income before income tax expense	3,887,430	11,525,011	12,737,598

Income tax expense:
Current	1,289,938	609,569	4,108,196
Deferred	717,873	4,017,000	1,021,969
Income tax expense	2,007,811	4,626,569	5,130,165

NET INCOME	$1,879,619	$6,898,442	$7,607,433

Earnings per common share:
Basic	$0.10	$0.38	$0.42
Diluted	$0.10	$0.38	$0.42

Weighted average number of Shares outstanding:
Basic	18,280,318	18,260,110	18,236,718
Diluted	18,344,041	18,337,184	18,325,421

The accompanying notes are an integral part of these consolidated financial statements

TGC Industries, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
			Additional			Other
	Common stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total

Balances at January 1, 2007	15,753,396	$157,535	$25,639,432	$9,503,514	$(257,323)	$—	$35,043,158

5% common stock dividend	787,387	7,873	(8,799)	—	—	—	(926)

Options issued to outside Directors	—	—	75,000	—	—	—	75,000

Issuance of restricted common stock	18,000	180	(180)	—	—	—	—

Repurchase of stock warrants	—	—	(262,571)	—	—	—	(262,571)

Cancellation of restricted stock	(4,221)	(42)	42	—	—	—	—

Amortization of unearned compensation restricted stock awards	—	—	380,261	—	—	—	380,261

Amortization of compensation cost of unvested stock options	—	—	49,854	—	—	—	49,854

Exercise of stock options	39,015	390	28,943	—	—	—	29,333

Shares issued	1,470	14	(14)	—	—	—	—

Net income	—	—	—	7,607,433	—	—	7,607,433
Balances at December 31, 2007	16,595,047	165,950	25,901,968	17,110,947	(257,323)	—	42,921,542

5% common stock dividend	827,751	8,278	(9,104)	—	—	—	(826)

Options issued to outside Directors	—	—	150,000	—	—	—	150,000

Issuance of restricted common stock	10,000	100	(100)	—	—	—	—

Cancellation of restricted stock	(2,110)	(21)	21	—	—	—	—

Amortization of unearned compensation restricted stock awards	—	—	411,113	—	—	—	411,113

Amortization of compensation cost of unvested stock options	—	—	43,959	—	—	—	43,959

Exercise of stock options	4,631	46	3,154	—	—	—	3,200

Net income	—	—	—	6,898,442	—	—	6,898,442
Balances at December 31, 2008	17,435,319	174,353	26,501,011	24,009,389	(257,323)	—	50,427,430

5% common stock dividend	870,379	8,704	(9,089)	—	—	—	(385)

Options issued to outside Directors	—	—	150,000	—	—	—	150,000

Issuance of restricted common stock	5,000	50	(50)	—	—	—	—

Cancellation of restricted stock	(1,499)	(15)	15	—	—	—	—

Exercise of stock options	13,892	139	9,461	—	—	—	9,600

Amortization of unearned compensation restricted stock awards	—	—	182,812	—	—	—	182,812

Amortization of compensation cost of unvested stock options	—	—	179,918	—	—	—	179,918

Foreign currency translation adjustments	—	—	—	—	—	(133,716)	(133,716)

Net income	—	—	—	1,879,619	—	—	1,879,619
	18,323,091	$183,231	$27,014,078	$25,889,008	$(257,323)	$(133,716)	$52,695,278

The accompanying notes are an integral part of these consolidated financial statements

TGC Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

	2009	2008	2007
Cash flows from operating activities
Net income	$1,879,619	$6,898,442	$7,607,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,621,237	13,911,124	12,743,065
Gain on disposal of property and equipment	(221,156)	(170,831)	(132,790)
Non-cash compensation	512,730	605,072	505,115
Deferred income taxes	717,873	4,017,000	1,021,969
Changes in operating assets and liabilities
Trade accounts receivable	(2,352,493)	6,299,590	(4,704,896)
Cost and estimated earnings in excess of billings on uncompleted contracts	1,875,709	(1,765,842)	454,308
Prepaid expenses and other	2,187,472	1,994,248	1,908,209
Prepaid federal and state income tax	1,044,631	(1,118,783)	83,287
Other assets	16,730	(24,487)	(3,825)
Trade accounts payable	(1,115,265)	1,638,647	(2,020,721)
Accrued liabilities	230,476	(860,322)	613,055
Billings in excess of cost and estimated earnings on uncompleted contracts	1,300,559	2,436,224	(2,819,294)
Income taxes payable	—	—	(415,501)

Net cash provided by operating activities	20,698,122	33,860,082	14,839,414

Cash flows from investing activities
Capital expenditures	(1,349,972)	(6,322,048)	(13,008,088)
Purchase of stock of Eagle Canada, Inc.	(10,345,000)	—	—
Net cash inflow on acquisition of subsidiary	370,822	—	—
Proceeds from sale of property and equipment	381,986	243,512	346,385

Net cash used in investing activities	(10,942,164)	(6,078,536)	(12,661,703)

Cash flows from financing activities
Principal payments on notes payable	(7,296,477)	(6,793,635)	(5,516,361)
Principal payments on capital lease obligations	(1,080,217)	(1,379,759)	(1,312,129)
Proceeds from exercise of stock options	9,600	3,200	29,333
Redemption of stock purchase warrants	—	—	(262,571)
Payment of dividends	(385)	(827)	(926)

Net cash used in financing activities	(8,367,479)	(8,171,021)	(7,062,654)

Net increase (decrease) in cash and cash equivalents	1,388,479	19,610,525	(4,884,943)

Effect of exchange rates on cash	1,319	—	—

Cash and cash equivalents at beginning of year	24,114,351	4,503,826	9,388,769

Cash and cash equivalents at end of year	$25,504,149	$24,114,351	$4,503,826

TGC Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Years Ended December 31,

	2009	2008	2007
Supplemental cash flow information
Interest paid	$1,020,681	$893,536	$603,813
Income taxes paid	$1,722,914	$1,692,057	$4,448,135

Noncash investing and financing activities
Capital lease obligations incurred	$609,734	$938,835	$1,110,057
Financed equipment purchase	$—	$14,425,099	$4,120,254
Financed insurance premiums	$2,087,288	$1,999,935	$2,111,898
Restricted stock awards to employees net of cancellations	$24,350	$67,258	$159,243

Cash used in the purchase of Eagle Canada consisted of the following:

Cash and cash equivalents	$(370,822)	$—	$—
Trade accounts receivable	(1,245,336)	—	—
Other current assets	(861,911)	—	—
Deferred tax asset	(1,097,088)	—	—
Fixed assets	(9,940,118)	—	—
Goodwill	(1,226,992)	—	—
Current liabilities	918,390	—	—
Notes payable	1,496,494	—	—
Capital lease obligations	433,517	—	—
Long-term deferred tax liability	1,548,866	—	—

Purchase of stock of Eagle Canada, Inc.	$(10,345,000)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

NOTE A - NATURE OF OPERATIONS

TGC Industries, Inc. (TGC or the Company) is engaged in the geophysical services business and primarily conducts seismic surveys and sells gravity data to companies engaged in exploration in the oil and gas industry in the U.S. and Canada.

Management has evaluated subsequent events through March 16, 2010, which is the date of the consolidated financial statements were available to be issued.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of TGC Industries, Inc. and its wholly-owned subsidiary, Eagle Canada, Inc.  We have eliminated all significant intercompany accounts and transactions.

Business Combinations

We record acquisitions using the purchase method of accounting and, accordingly, have included the results of operations of acquired businesses in our consolidated results from the date of each acquisition.  We allocate the purchase price of our acquisitions to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to assets acquired is based on valuations provided by independent consultants and using management’s estimates and assumptions.

Foreign Currency

The functional currency of the Company’s international subsidiary is the local currency.  Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period.  The resulting translation adjustments are recorded directly into a separate component of stockholders’ equity and represents the only component of accumulated other comprehensive income.

Cash Equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. The Company maintains its accounts at financial institutions located in Texas and Alberta, Canada.  The Texas bank accounts are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Alberta bank accounts are insured by the Canadian Depository Insurance Corporation up to $100,000 Canadian dollars.

Trade Accounts Receivable

Trade accounts receivable are recorded in accordance with terms and amounts as specified in the related contracts on an ongoing basis. The Company evaluates the collectibility of accounts receivable on a specific account basis using a combination of factors including the age of the outstanding balances, evaluation of the customer’s financial condition, and discussions with relevant Company personnel and with the customers directly. An allowance for doubtful accounts or direct write-off is recorded when it is determined that the receivable may not be collected, depending on the facts known and the probability of collection of the outstanding amount.

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted cash flows estimated to be generated by those assets.  No impairment charge was necessary at December 31, 2009, 2008, and 2007.

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

Effective January 1, 2007, the Company adopted certain amendments of Topic No. 740 (“Topic 740”) which clarifies the accounting for income tax positions.  Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Under Topic 740, the Company recognizes in its financial statements the impact of a tax position if that position is “more likely than not” to be sustained on audit based on the technical merits of the position.  Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.  Interest and penalties related to unrecognized tax benefits are recorded as income tax expense.  See Note I for further information.

Revenue Recognition

Seismic Surveys

The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers.  A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party upon 30 days advance written notice, is entered into for every project.  These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project.  The duration of these projects will vary from a few days to several months.  The Company recognizes revenue when services are performed under both types of agreements.  Services are defined as the commencement of data acquisition.  Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement and revenue is recognized as services are performed on a per unit of seismic data acquired rate.  Under term agreements, revenue is recognized as services are performed based on the time worked rate provided in the term agreement.  Under both turnkey and term agreements, cost of earned revenue is recognized by multiplying total estimated agreement cost by the percentage-of-completion of the agreement.  The excess of that amount over the cost of earned revenue reported in prior periods is recognized as cost of earned revenue for the period.  Agreements are not segmented nor combined for purposes of calculating percentage of

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

completion.  The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents cost incurred on turnkey agreements in excess of billings on those agreements.  The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of cost on those agreements.  Claims have been negligible in the years ended December 31, 2009, 2008, and 2007.

Gravity Data

The Company owns a data bank which contains gravity data, and to a lesser extent magnetic data, from many of the major oil and natural gas producing areas located within the U.S.  When an order for gravity data is received, the portion of gravity data requested by the customer is prepared in digital format for licensing and shipment to the customer.  This process is performed by an employee in the Company’s headquarters office and normally takes no longer than a few days.  The licensing of gravity data is not a material part of the Company’s revenue.  Gravity data revenue during the years ended December 31, 2009, 2008, and 2007 was approximately $20,300, $46,100, and $187,300, respectively.

Reclassifications

Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation.

Stock-Based Compensation

The Company has two stock-based compensation plans, which are described more fully in Note H.  The Company recognizes the fair value of the stock-based compensation awards as wages in the Statements of Earnings on a straight-line basis over the vesting period.  As a result, during the years ended December 31, 2009, 2008, and 2007, the Company recognized compensation expense for unvested stock options of $179,918 $43,959, and $49,854, respectively, and restricted stock of $182,812 $411,113, and $380,261, respectively.

For the year ended December 31, 2009, the fair value of each option grant was estimated on the date of the grant using the Binomial Lattice option pricing model with the following assumptions used for the outstanding grants: risk-free interest rate of 2.30%; expected dividend yields of 0.0%; expected lives of 5.0 years; and expected volatility of 95.0%.  For the year ended December 31, 2008, the fair value of each option grant was estimated on the date of the grant using the Binomial Lattice option pricing model with the following assumptions used for the outstanding grants: risk-free interest rate of 2.90%; expected dividend yields of 0.0%; expected lives of 5.0 years; and expected volatility of 61.0%.  In years ended December 31, 2007 and prior, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for outstanding grants: risk-free interest rate of 4.20%; expected dividend yields of 0.0%; expected lives of 5.0 years; and expected volatility of 92.72% to 96.54%.

Financial Instruments

The Company’s financial instruments recorded on the consolidated balance sheet include cash and cash equivalents, accounts receivable, accounts payable, and debt. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term nature of these items. Fair value of long-term debt is based on rates available to the Company for debt with similar terms and maturities.

Earnings Per Share

Basic earnings per common share is based upon the weighted average number of shares of common stock outstanding.  Diluted earnings per share is based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants, and convertible securities.

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

All share and per share amounts for the years ended December 31, 2009, 2008, and 2007 have been adjusted to reflect 5% stock dividends paid May 12, 2009, April 28, 2008, and April 27, 2007 to shareholders of record as of April 28, 2009, April 14, 2008, and April 13, 2007, respectively.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Change in Accounting Estimates

Management evaluates its estimates on a routine basis.  Effective July 1, 2007, the Company revised the estimated useful lives of certain seismic equipment and related components.  The Company purchased this new equipment, not previously used, from November 2004 through June 2007.  Based on the information gained from operations, management believes that this equipment will benefit periods ranging from 5 to 7 years beginning at the time the assets were originally placed in service.  The original estimated useful lives ranged from 3 to 5 years.

The net book value of this equipment at June 30, 2007, was not modified and is amortized over the revised estimated useful lives of the equipment.  The Company does not believe that this equipment will become obsolete at the end of the original estimate and has revised the estimated life of these assets.  The effect to depreciation expense, net income, and earnings per share for the years ended December 31, 2009, and 2008 are as follows:

	Year Ended		Year Ended
	December 31, 2009		December 31, 2008
	As Reported	Pro Forma	As Reported	Pro Forma

Depreciation Expense	$14,621,237	$17,275,886	$13,911,124	$16,901,410

Net Income	$1,879,619	$594,769	$6,898,442	$5,108,576

Earnings per common share:
Basic	$0.10	$0.03	$0.38	$0.28

Diluted	$0.10	$0.03	$0.38	$0.28

Recent Accounting Standards

In September of 2006, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value as the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. The standard further establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. ASC 820-10 became effective for all financial assets and financial liabilities as of October 1, 2008, and upon adoption, ASC 820-10 did not have a material impact on our financial statements. In February of 2008, the FASB issued ASC 820-10-15-1A, “Fair Value Measurements and Disclosures — Transition and Open Effective Date Information,” which delays the effective date of ASC 820-10 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of ASC 820-10-15-1A to have a material impact on our financial statements.

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

In February of 2007, the FASB issued ASC 825-10, “Financial Instruments.” ASC 825-10 provides companies with an option to report selected financial assets and liabilities at fair value. As of December 31, 2009, we have not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.

In December of 2007, the FASB issued a new accounting standard related to business combinations under ASC 805-10, “Business Combinations.” The new standard expands the definition of a business and a business combination; requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The new standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.

In April of 2009, the FASB issued ASC 825-10-65-1, “Financial Instruments — Transition and Open Effective Date Information.” ASC 825-10-65-1 requires fair value disclosures in both interim and annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. ASC 825-10-65-1 became effective June 15, 2009. The adoption of this standard did not have a material impact on our financial statements.

In June of 2009, the FASB issued ASC 105-10, “Generally Accepted Accounting Principles.” ASC 105-10 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles. The Codification did not change GAAP but reorganizes the literature. ASC 105-10 became effective for us for the year ended December 31, 2009. The adoption of this standard did not have an impact on our financial statements.

NOTE C — COSTS, BILLINGS, AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts are as follows at December 31,:

	2009	2008
Costs incurred on uncompleted contracts and estimated earnings	$4,831,326	$8,984,322
Less billings to date	(11,435,208)	(12,459,781)
	$(6,603,882)	$(3,475,459)

The components of uncompleted contracts are reflected in the consolidated balance sheets at December 31, 2009 and 2008 as follows:

	2009	2008
Costs and estimated earnings in excess of billings on uncompleted contracts	$474,059	$2,300,985
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,077,941)	(5,776,444)
	$(6,603,882)	$(3,475,459)

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

NOTE D - ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31,:

	2009	2008
Compensation and payroll taxes	$811,676	$476,718
Accrued sales and use tax	101,542	3,035
Insurance	173,483	156,717
Accrued interest	73,105	73,105
Other	177,631	154,181
	$1,337,437	$863,756

NOTE E - DEBT

Line of Credit

In September of 2008, and again in September of 2009, the Company renewed its revolving line of credit allowing the Company to borrow, repay, and re-borrow, from time to time, up to $5,000,000.  Interest on the outstanding amount under the line of credit loan agreement is payable monthly at the greater of the prime rate of interest or five percent.  The credit loan agreement provides for non-financial and financial covenants including a debt to worth ratio not in excess of 1.25 to 1.0 and a minimum debt service coverage ratio in excess of 2.0 to 1.0.  At December 31, 2009 and 2008, the Company had no borrowings outstanding under the line of credit loan agreement.

Notes Payable

Notes payable consists of the following at December 31:

	2009	2008

Note Payable to a finance company, Interest at 6.38%, due in fixed principal monthly installments of $85,839 plus interest; collateralized by equipment	$2,060,127	$3,090,191

Note Payable to a finance company, Interest at 5.75%, due in fixed principal monthly installments of $61,997 plus interest; collateralized by equipment	1,673,912	2,417,873

Note Payable to a finance company, Interest at 6.00%, due in fixed principal monthly installments of $56,050 plus interest; collateralized by equipment	1,849,651	2,522,252

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

NOTE E - DEBT — CONTINUED

Note Payable to a finance company, Interest at 5.33%, due in fixed principal monthly installments of $23,740 plus interest; collateralized by equipment	783,429	1,068,312

Note Payable to a commercial bank, Interest at 6.00%, due in fixed principal monthly installments of $88,889 plus interest; collateralized by equipment	1,688,887	2,755,555

Note Payable to a commercial bank, Interest at 6.00%, due in fixed principal monthly installments of $55,658 plus interest; collateralized by equipment	1,113,172	1,781,068

Note Payable to a commercial bank, Interest at 6.35%, due in monthly installments of $50,170 including interest; collateralized by equipment	1,682,254	2,161,061

Note payable to a finance company interest at 5.50% to 6.20%, due in monthly installments of $228,464 to $227,181 including interest	158,567	227,181

Note Payable to a commercial bank, Interest at 6.14%, due in fixed principal monthly installments of $102,033 plus interest; collateralized by equipment	1,186,578	—

Note Payable to a finance company, Interest at 6.25%, due in fixed principal monthly installments of $8,921 plus interest	86,705	—
	12,283,282	16,023,493
Less Current Maturities	(6,407,892)	(5,171,872)
	$5,875,390	$10,851,621

Aggregate annual maturities of notes payable at December 31, 2009 are as follows:

Year Ending
December 31,

2010	$6,407,892
2011	4,342,315
2012	1,482,831
2013	50,244
$12,283,282

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

NOTE F — LEASES

Capital Lease Obligations

The Company leases vehicles and certain specialized seismic equipment under leases classified as capital leases. The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of December 31, 2009.

Year Ending
December 31,

2010	$872,772
2011	550,994
2012	119,412
Total minimum lease payments required	1,543,178
Less: Amount representing interest	(130,895)
Present value of minimum lease payments	1,412,283
Less current maturities	(780,526)
$631,757

The net book value of the capital assets leased was approximately $1,928,000 and $2,265,000 as of December 31, 2009 and 2008, respectively. Total accumulated depreciation on these assets was approximately $5,435,000 and $5,286,000 as of December 31, 2009, and 2008, respectively.  Interest rates on these leases range from 8.41% to 12.82%.

Operating Lease Obligations

The Company leases six offices and two warehouse facilities under operating leases that expire at various dates between January 2010 and July 2015 with three leases on a month to month basis.  One of the office facilities, used by the Company as its corporate headquarters, is located in Plano, Texas.  One of the office facilities, used by Eagle Canada, is located in Calgary, Alberta. The warehouse facilities, used as warehouse and equipment repair facilities, are located in Denison, Texas, and Calgary, Alberta.  Two office facilities are used as sales offices and are located in Houston, Texas, and Oklahoma City, Oklahoma.  The remaining office facilities are used as a permitting office,  located in Pratt, Kansas, and as a crew office, located in Yazoo, Mississippi.  Rent expense for these facilities for the years ended December 31, 2009, 2008, and 2007 were approximately $450,000, $350,000, and $279,000,  respectively.

The following is a schedule by years of future minimum rental payments required under the operating leases as of December 31, 2009:

2010	$550,378
2011	576,544
2012	432,310
2013	390,464
2014 and thereafter	269,726
Total minimum payments required	$2,219,422

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

NOTE G — FAIR VALUE OF DEBT OBLIGATIONS

The fair value of debt obligations is estimated using discounted cash flows based on the Company’s incremental borrowing rate for similar types of borrowings.  A comparison of the carrying value and fair value of these instruments is as follows:

	December 31,
	2009	2008

Carrying value	$12,283,282	$16,023,493
Fair value	$12,277,811	$16,014,545

NOTE H — SHAREHOLDERS’ EQUITY

Earnings Per Share

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

	December 31,
	2009	2008	2007

Numerator:
Net income	$1,879,619	$6,898,442	$7,607,433

Denominator:
Basic - weighted average common shares outstanding	18,280,318	18,260,110	18,236,718
Effect of Dilutive Securities:
Warrants	—	—	23,765
Stock options	63,723	77,074	64,938
	18,344,041	18,337,184	18,325,421

Basic net income per share	$0.10	$0.38	$0.42
Diluted net income per share	$0.10	$0.38	$0.42

Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive total 282,265 and 52,330 for the years ended December 31, 2009 and 2008, respectively.

All share and per share amounts have been adjusted to reflect 5% stock dividends paid May 12, 2009, April 28, 2008, and April 27, 2007 to shareholders of record as of April 28, 2009, April 14, 2008, and April 13, 2007.

Stock-Based Compensation Plans

The Company currently has in effect a 1999 stock option plan (the “1999 Plan”).  Options for up to 300,000 shares of the Company’s common stock may be granted. Options under the 1999 Plan must be granted at prices not less than the lesser of the par value per share of the stock or the fair market value per share of the Company’s stock on the date of the grant.  The term cannot exceed five years from the date of the grant and are exercisable as follows: (i) one-third of the shares after the 12 month period following the date of the grant; (ii) two-thirds of the shares after the 24 month period following the date of the grant; and (iii) all of the shares of stock after the 36 month period following the date of the grant.  During 2009, no options were granted or cancelled, and options covering 13,892 shares were exercised under the 1999 Plan.  At December 31, 2009, options covering 80,050 shares were outstanding under the 1999 Plan, all of which are exercisable.

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

NOTE H - SHAREHOLDERS’ EQUITY — CONTINUED

The Company currently has in effect a 2006 stock award plan (the “2006 Plan”).  The 2006 Plan provides for the granting of stock options, common stock, and restricted stock.  The Company can issue up to 1,000,000 shares of the Company’s common stock pursuant to awards under the 2006 Plan. The 2006 Plan will be administered by a committee of the Board of Directors (“the Committee”).  Currently the Committee is comprised of three directors.  Any stock options granted under the 2006 Plan will be exercisable as set forth in the option agreements pursuant to which they are issued, but in no event will stock options be exercisable after the expiration of five (5) years from the date of grant.  During 2009, 229,935 options were granted and 20,000 options were cancelled or exercised under the 2006 Plan.  During 2008, 466,560 options were granted and no options were cancelled or exercised under the 2006 Plan.  Restricted stock consists of shares that are transferred by the Company to a participant, but are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the participant.  In April of 2006, the Committee granted 111,711 shares of restricted stock.  In August of 2007, the Committee granted 19,845 shares of restricted stock.  In June of 2008, the Committee granted 10,500 shares of restricted stock.  In June of 2009, the Committee granted 5,000 shares of restricted stock.  The shares of restricted stock were issued in the names of the grantees and have restrictive legends prohibiting their sales prior to vesting.  One-third (1/3) of the granted restricted shares vest each year on the annual anniversary of the grant.  Upon vesting, a new certificate will be issued for the vested portion without the restrictive legend.  During the years ended December 31, 2009, 2008, and 2007, the Company recognized compensation expense associated with the restricted stock of $182,812, $411,113, and $380,261, respectively.  As a result of employees who left the Company during the years ended December 31, 2009, 2008, and 2007, the Company reversed approximately $4,000, $19,400, and $29,800, respectively, of deferred stock-based compensation and approximately $4,000, $19,300, and $29,700, respectively, of additional paid-in capital, which represented the unamortized balance of deferred stock-based compensation relating to the employees who left the Company.  The number of shares of restricted stock issued in April of 2006 has been adjusted to reflect the 5% stock dividends paid in May of 2009,  April of 2008 and April of 2007.  The number of shares of restricted stock issued in August of 2007, has been adjusted to reflect the 5% stock dividend paid in May of 2009 and April of 2008.  The number of shares of restricted stock issued in June of 2008 has been adjusted to reflect the 5% stock dividend paid in May of 2009.

During the years ended December 31, 2009, 2008, and 2007, the Company recognized compensation expense associated with unvested options under the 1999 and 2006 Plans of $179,918, $43,959, and $49,854, respectively.

The following table summarizes activity under the Plans:

		Weighted
	Shares under	Average
	Option	exercise price

Balance at December 31, 2006	137,592	$2.94
Granted	52,330	$8.80
Exercised	(39,015)	$.75
Canceled	—	$—
Balance at December 31, 2007	150,907	$5.54
Granted	466,560	3.23
Exercised	(4,631)	$.69
Canceled	—	—
Balance at December 31, 2008	612,836	$3.81
Granted	229,935	$4.21
Exercised	(13,892)	$.69
Canceled	(20,000)	3.37
Balance at December 31, 2009	808,879	$3.99

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

NOTE H - SHAREHOLDERS’ EQUITY — CONTINUED

The following information applies to options outstanding and exercisable at December 31, 2009:

			Weighted
			average
			remaining	Weighted
	Range of	Number	contractual	average
	Exercise prices	outstanding	life (in years)	exercise price
Outstanding options	$3.21 – $8.80	808,879	3.72	$3.99
Exercisable options	$3.21 – $8.80	405,914	3.14	$4.30

Stock Warrants

During 2004, the Company issued 28,665 warrants to a public relations firm as part of its fee for services provided the Company.  The warrants have a strike price of $.91 per share and expired December 15, 2007.  During January of 2005, the public relations firm sold the 28,655 warrants to a group of investors that included certain Directors of the Company.  These warrants were redeemed by the Company in November of 2007.  The number of warrants issued in 2004 have been adjusted to reflect the 5% stock dividends paid in April 2006 and 2007, respectively.

NOTE I - INCOME TAXES

The income tax provision charged to continuing operations for the years ended December 31, 2009, 2008, and 2007, was as follows:

	2009	2008	2007

Current:
U.S. federal	$774,429	$243,569	$3,565,519
Foreign	142,358	—	—
State and local	373,151	366,000	542,677
	1,289,938	609,569	4,108,196

Deferred expense	717,873	4,017,000	1,021,969
	$2,007,811	$4,626,569	$5,130,165

The income tax provision differs from the amount of income tax determined by applying the applicable U.S. and Canadian federal income tax rates to pretax income from continuing operations for the year ended December 31, 2009, and applying the U.S. federal income tax rates to pretax income from continuing operations for the years ended December 31, 2008, and 2007, due to the following:

	2009	2008	2007
Computed “expected” tax expense	$1,321,726	$3,918,504	$4,325,859
Increase in income taxes resulting from:
Nondeductible expenses and other	407,168	470,165	451,566
State and local taxes, net of federal benefit	278,917	237,900	352,740
	$2,007,811	$4,626,569	$5,130,165

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

NOTE I - INCOME TAXES — CONTINUED

Net deferred tax liabilities consist of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets
Foreign tax credits	$144,626	$—
Foreign capital losses	399,907	—
Loss carry forwards (expire in 2028)	—	83,252
Deferred stock compensation	11,491	173,511
Total gross deferred tax assets	556,024	256,763
Less valuation allowance	(399,907)	—
Total deferred tax assets	156,117	—

Deferred tax liability
Property and equipment	(7,273,147)	(6,229,763)
Total deferred tax liabilities	$(7,117,030)	$(5,973,000)

The components giving rise to the net deferred tax items described above have been included in the accompanying balance sheets as of December 31, 2009 and 2008, as follows:

	2009	2008

Current assets	$—	$—
Noncurrent (liabilities)	7,117,030	5,973,000)
	$7,117,030	$5,973,000

The Company adopted Topic 740 on January 1, 2007.  The implementation of Topic 740 did not have a material impact on the Company’s consolidated financial statements, results of operations, or cash flows.  At December 31, 2009 and 2008, the Company had no unrecognized tax benefits, interest or penalties within its provision for income taxes.

NOTE J - 401(k) PLAN

The Company has a 401(k) salary deferral plan which covers all employees who have reached the age of 20.5 years and have been employed by the Company for at least one year. The covered employees may elect to have an amount deducted from their wages for investment in the retirement plan. The Company makes contributions to the plan equal to 50% of each participant’s salary reduction contributions to the plan up to 6% of the participant’s compensation. The Company’s matching contribution to the plan was approximately $16,000, $78,000, and $64,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

NOTE K - CONCENTRATION OF CREDIT RISK

The Company sells its geophysical services primarily to large independent oil and gas companies operating in the U.S. and Canada.  The Company performs ongoing credit evaluations of its customer’s financial condition and, generally, requires no collateral from its customers.

During 2009 our largest customer accounted for approximately 30.8% of revenues.  During 2008 our two largest customers accounted for approximately 26.7% of revenues.  During 2007 our largest customer accounted for approximately 12.1% of revenues.  As of December 31, 2009, three customers accounted for 19%, 19%, and 12% of outstanding accounts receivable, respectively.  As of December 31, 2008, two customers accounted for 26% and 13% of outstanding accounts receivable, respectively.  During 2009 our two largest vendors accounted for approximately 22% and 10% of our purchases.  No vendor represented over 10% of purchases in 2008 or 2007.

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

NOTE L - CONTINGENCIES

In conducting its activities, the Company from time to time is the subject of various claims arising from the ordinary course of business. In the opinion of management, the ultimate resolution of such claims is not expected to have a material adverse effect upon the financial position of the Company.

NOTE M — QUARTERLY FINANCIAL DATA — (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended
2009	March 31	June 30	September 30	December 31

Revenues	$36,011	$22,591	$16,083	$15,747
Income (loss) from operations	8,793	2,424	(2,481)	(3,828)
Net Income (loss)	5,035	1,242	(1,734)	(2,663)
Net income (loss) per share basic	.27	.07	(.09)	(.15)
Net income per share diluted	.27	.07	(.09)	(.15)

	Three Months Ended
2008	March 31	June 30	September 30	December 31

Revenues	$22,471	$18,620	$21,554	$24,125
Income from operations	3,384	1,679	3,603	3,788
Net Income	1,983	868	1,863	2,185
Net income per share basic	.11	.05	.10	.12
Net income per share diluted	.11	.05	.10	.12

NOTE N — ACQUISITION OF EAGLE CANADA SUPPLEMENTARY DATA — (UNAUDITED)

On October 19, 2009, we disclosed our entry into a Material Definitive Agreement regarding the acquisition of the stock of Eagle Canada, Inc. (“Eagle Canada”), a Delaware corporation.  Eagle Canada was a wholly-owned subsidiary of Eagle Geophysical, Inc. and Eagle Geophysical Onshore, Inc. (the “Debtors”) which were debtors in a Chapter 11 bankruptcy proceeding in Houston, Texas.  Eagle Canada is in the business of providing seismic data and surveying services to the Canadian energy industry and has its principal place of business located in Calgary, Alberta, Canada.  By Order dated October 14, 2009, the Bankruptcy Court approved the sale of the Eagle Canada stock by the Debtors to TGC and authorized the Debtors to enter into a Stock Purchase Agreement with TGC.  In accordance with the terms of the Stock Purchase Agreement, the sale transaction closed on October 16, 2009, with TGC acquiring the Eagle Canada stock for a total purchase price of approximately $10.3 million paid from existing cash.  The acquisition provides the Company with a new geographic region in which to operate.  The seismic recording equipment used by Eagle Canada is interchangeable with that of TGC.  The amounts of Eagle Canada’s revenue and earnings included in our consolidated statement of income for the year ended December 31, 2009, and the unaudited revenue and earnings of the combined entity had the acquisition date been January 1, 2009, or January 1, 2008, are as follows:

NOTE N - ACQUISITION OF EAGLE CANADA SUPPLEMENTARY DATA — (UNAUDITED) — CONTINUED

	Revenue	Earnings

Actual from 10/15/09 to 12/31/09	$4,783,892	$381,366

Supplemental pro forma from 1/1/09 to 12/31/09	$103,539,881	$1,584,565

Supplemental pro forma from 1/1/08 to 12/31/08	$113,762,636	$8,270,624

NOTE O — COMMITMENTS AND CONTINGENCIES

In connection with our acquisition of Eagle Canada as discussed in Item 1 and Note N to the consolidated financial statements, TGC is seeking damages against Eagle Geophysical, Inc. and Eagle Geophysical Onshore, Inc. (the “Debtors”) arising out of their failure to disclose material information in connection with the sale of Eagle Canada.  During the due diligence process, and in the purchase agreement, the Debtors made certain representations and warranties to TGC concerning Eagle Canada’s financial condition and debt obligations including guarantee obligations.  Soon after the sale closing, TGC discovered that the Debtors did not disclose a material guarantee obligation purportedly incurred by Eagle Canada as part of a secured loan Eagle Geophysical obtained from SunTrust Equipment Finance and Leasing Corp. with an outstanding balance of approximately $731,000.  TGC notified the Debtors that their failure to disclose the existence of the guarantee constitutes a breach of the purchase agreement and demanded, and Debtors complied, that the Debtors escrow $800,000 in a segregated account pending resolution of Eagle Canada’s liability, if any, under the guarantee and the determination and resolution of any other guarantee to which Eagle Canada is a party.  The Company intends to vigorously pursue this matter.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains controls and procedures to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC.  Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize, and report information required to be included in reports filed or submitted under the Exchange Act within the required time period.  As discussed in Item 1 and in Note N to the consolidated financial statements above, during October 2009 the company acquired all of the stock of Eagle Canada.  Because the acquisition occurred in 2009, management has elected to exclude Eagle Canada from management’s report on internal control over financial reporting.  Revenue of $4,783,892 and earnings of $381,366 attributable to Eagle Canada for the period October 15, 2009 to December 31, 2009 are included in our consolidated statement of earnings for the year ended December 31, 2009.  Other than the exclusion of Eagle Canada, there were no changes in the Company’s internal controls over financial reporting during the year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting, excluding Eagle Canada as discussed above, is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, excluding Eagle Canada as discussed above, has been audited by Lane Gorman Trubitt, L.L.P., the independent registered public accounting firm which also audited the Company’s financial statements.  Lane Gorman Trubitt, L.L.P.’s attestation report on management’s assessment of the Company’s internal control over financial reporting, excluding Eagle Canada, appears in their Report of Independent Registered Public Accounting Firm.

ITEM 9B.  OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report.

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

TGC INDUSTRIES, INC.

Date: March 16, 2010	By:	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2010	By:	/s/ Wayne A. Whitener
Wayne A. Whitener
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: March 16, 2010	By:	/s/ James K. Brata
James K. Brata
Vice President, Secretary, Treasurer, and Chief
Financial Officer
(Principal Financial and Accounting Officer)

Date: March 16, 2010	By:	/s/ William J. Barrett
William J. Barrett
Director

Date: March 16, 2010	By:	/s/ Herbert M. Gardner
Herbert M. Gardner
Director

Date: March 16, 2010	By:	/s/ Allen T. McInnes
Allen T. McInnes
Director

Date: March 16, 2010	By:	/s/ Edward L. Flynn
Edward L. Flynn
Director

Date: March 16, 2010	By:	/s/ Stephanie P. Hurtt
Stephanie P. Hurtt
Director

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1

Stock Purchase Agreement, dated as of October 16, 2009, by and among TGC Industries, Inc., Eagle Geophysical, Inc. and Eagle Geophysical Onshore, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 17, 2009, and incorporated herein by reference.

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

10.5

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

+10.12

1999 Stock Option Plan as adopted by the Board of Directors on December 14, 1999, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, and incorporated herein by reference.

+10.13	2006 Stock Awards Plan, dated March 30, 2006, filed as Exhibit A to the Company’s definitive proxy statement on Form DEFR 14A dated April 25, 2006, and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

+ Management contract on compensatory plan, contract, or arrangement.