Form 10-K/A
period 2009-12-31
TGC INDUSTRIES INC
filed 2010-05-04
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

Proxy statement for the 2010 annual meeting of shareholders — Part III

Part I

EXPLANATORY NOTE

The purpose of this Form 10-K/A is to amend Part II, Item 8 and Item 9A of the TGC Industries, Inc. Form 10-K (the “Original Filing”) for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 16, 2010, to include a signed copy of the Report of Independent Registered Public Accounting Firm (the “Report”).  The Original Filing inadvertently included an unsigned copy of the Report.  Except for providing a signed copy of the Report, this Form 10-K/A does not reflect any events that occurred after the filing of the Original Filing nor does it modify, amend or update any disclosures contained in the Original Filing to reflect any subsequent events.

PART II

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

	Year Ended December 31, 2009		Year Ended December 31, 2008
	As Reported	Pro Forma	As Reported	Pro Forma

Depreciation Expense	$14,621,237	$17,275,886	$13,911,124	$16,901,410

Net Income	$1,879,619	$594,769	$6,898,442	$5,108,576

Earnings per common share:
Basic	$0.10	$0.03	$0.38	$0.28

Diluted	$0.10	$0.03	$0.38	$0.28

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

NOTE E — DEBT — CONTINUED

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

NOTE N - ACQUISITION OF EAGLE CANADA SUPPLEMENTARY DATA - (UNAUDITED) — CONTINUED

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

TGC INDUSTRIES, INC.

Date: May 4, 2010	By:	/s/ Wayne A. Whitener
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

+10.13	2006 Stock Awards Plan, dated March 30, 2006, filed as Exhibit A to the Company’s definitive proxy statement on Form DEFR 14A dated April 25, 2006, and incorporated herein by reference.

*23.1	Consent of Lane Gorman Trubitt, L.L.P.

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

+ Management contract on compensatory plan, contract, or arrangement.