Form 10-Q
period 2010-03-31
TGC INDUSTRIES INC
filed 2010-05-10
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at April 26, 2010
Common Stock ($.01 Par Value)	18,285,288

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TGC Industries, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$23,228,566	$25,504,149
Trade accounts receivable, net of allowance for doubtful accounts of $623,109 in each period	19,626,308	9,455,224
Cost and estimated earnings in excess of billings on uncompleted contracts	51,627	474,059
Prepaid expenses and other	367,500	648,872
Prepaid federal income tax	—	943,600

Total current assets	43,274,001	37,025,904

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	101,412,251	100,687,976
Automobiles and trucks	9,874,275	8,914,434
Furniture and fixtures	408,250	397,879
Leasehold improvements	14,994	14,994
	111,709,770	110,015,283
Less accumulated depreciation and amortization	(66,174,449)	(62,431,950)
	45,535,321	47,583,333

Goodwill	1,444,835	1,408,089
Other assets	51,121	32,399
	1,495,956	1,440,488

Total assets	$90,305,278	$86,049,725

See Notes to Consolidated Financial Statements

TGC Industries, Inc.

CONSOLIDATED BALANCE SHEETS — CONTINUED

	March 31,	December 31,
	2010	2009
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$7,537,660	$4,126,474
Accrued liabilities	1,680,440	1,337,437
Billings in excess of costs and estimated earnings on uncompleted contracts	8,019,769	7,077,941
Federal and state income taxes payable	471,348	—
Current maturities of notes payable	6,086,963	6,407,892
Current portion of capital lease obligations	919,731	780,526

Total current liabilities	24,715,911	19,730,270

NOTES PAYABLE, less current maturities	4,626,042	5,875,390

CAPITAL LEASE OBLIGATIONS, less current portion	1,074,760	631,757

LONG-TERM DEFERRED TAX LIABILITY	6,075,389	7,117,030

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—	—

Common stock, $.01 par value; 25,000,000 shares authorized; 18,323,091 issued in each period	183,231	183,231

Additional paid-in capital	27,139,489	27,014,078

Retained earnings	26,439,516	25,889,008

Treasury stock, at cost, 37,803 shares	(257,323)	(257,323)

Accumulated other comprehensive income (loss)	308,263	(133,716)

	53,813,176	52,695,278

Total liabilities and shareholders’ equity	$90,305,278	$86,049,725

See Notes to Consolidated Financial Statements

TGC Industries, Inc.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenue	$30,293,841	$36,010,877

Cost and expenses
Cost of services	23,586,031	22,245,122
Selling, general and administrative	1,685,037	1,173,533
Depreciation and amortization expense	3,867,714	3,799,437
	29,138,782	27,218,092

Income from operations	1,155,059	8,792,785

Interest expense	215,612	268,647

Income before income taxes	939,447	8,524,138

Income tax expense	388,940	3,489,476

NET INCOME	$550,507	$5,034,662

Earnings per common share:
Basic	$0.03	$0.26
Diluted	$0.03	$0.26

Weighted average number of shares outstanding:
Basic	19,199,552	19,183,842
Diluted	19,327,357	19,190,931

See Notes to Consolidated Financial Statements

TGC Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$550,507	$5,034,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,867,714	3,799,437
(Gain) loss on disposal of property and equipment	1,426	(72,726)
Non-cash compensation	125,411	182,385
Deferred income taxes	(1,088,828)	(684,794)
Changes in operating assets and liabilities
Trade accounts receivable	(9,843,810)	(2,516,937)
Cost and estimated earnings in excess of billings on uncompleted contracts	423,156	(4,655,813)
Prepaid expenses and other	430,515	441,423
Prepaid federal and state income tax	894,586	—
Other assets	(18,278)	3,000
Trade accounts payable	3,298,155	(886,768)
Accrued liabilities	324,295	819,073
Billings in excess of cost and estimated earnings on uncompleted contracts	941,132	(3,251,835)
Income taxes payable	512,653	4,135,652

NET CASH PROVIDED BY OPERATING ACTIVITIES	418,634	2,346,759

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(703,452)	(600,203)
Proceeds from sale of property and equipment	681	138,125

NET CASH USED IN INVESTING ACTIVITIES	(702,771)	(462,078)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(1,746,605)	(1,461,017)
Principal payments on capital lease obligations	(265,147)	(296,307)
Proceeds from exercise of stock options	—	9,600

NET CASH USED IN FINANCING ACTIVITIES	(2,011,752)	(1,747,724)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,295,889)	136,957

Effect of exchange rates on cash	20,306	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,504,149	24,114,351

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,228,566	$24,251,308

Supplemental cash flow information

Interest paid	$215,612	$268,647
Income taxes paid	$70,990	$58,097

Noncash investing and financing activities

Capital lease obligations incurred	$826,099	$366,553
Financed insurance premiums	$147,573	$—

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE A

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.  References to “we,” “us,” “our,” “its,” or the “Company” refer to TGC Industries, Inc. and our subsidiaries.

In October 2009, the Company acquired the stock of Eagle Canada. Inc.  The consolidated financial statements for the three months ended March 31, 2010 include Eagle Canada since the date of acquisition.

In connection with the preparation of these consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of March 31, 2010, through May 10, 2010, the date these consolidated financial statements were issued.

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

Gravity Data

The Company owns a data bank which contains gravity data, and to a lesser extent magnetic data, from many of the major oil and natural gas producing areas located within the United States.  When an order for gravity data is received, the portion of gravity data requested by the customer is prepared in digital format for licensing and shipment to the customer.  This process is performed by an employee in the Company’s headquarters office and is normally completed within a few days.  The licensing of gravity data is not a material part of the Company’s revenue.  There was no gravity data revenue during the three-month period ended March 31, 2010,  Gravity data revenue for the year ended December 31, 2009, was approximately $20,300.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE A - CONTINUED

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

The net book value of this equipment at June 30, 2007, was not modified and is amortized over the revised estimated useful lives of the equipment.  The Company does not believe that this equipment will become obsolete at the end of the original estimate and has revised the estimated life of these assets.  The effect to depreciation expense, net income, and earnings per share for the three months ended March 31, 2010, is:

	Three Months Ended
	March 31, 2010
	As Reported	Pro Forma

Depreciation Expense	$3,867,714	$4,307,325

Net Income	$550,507	$292,899

Earnings per common share:
Basic	$.03	$.02

Diluted	$.03	$.02

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretative releases of the Securities and Exchange Commission (the “SEC”) are also sources of authoritative U.S. GAAP for SEC registrants. The ASC became effective for financial statements issued for interim and annual periods ending after September 15, 2009 and superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative.  The Company adopted the ASC effective September 30, 2009, and, other than the manner in which new accounting guidance is referenced, the adoption of the ASC had no impact on the Company’s results of operations, financial position, or notes to the financial statements.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE B — MANAGEMENT PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included.  The results of the interim periods are not necessarily indicative of results to be expected for the entire year.  For further information, refer to the financial statements and the footnotes thereto included in the Company’s Annual Report for the year ended December 31, 2009, filed on Form 10-K.

NOTE C — EARNINGS PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock (“common shares”) outstanding.  Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants, and convertible securities.  All earnings per common share for the three-month periods ended March 31, 2010 and 2009 have been adjusted for the 5% stock dividend payable May 14, 2010, to shareholders of record as of April 30, 2010.

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share common share:

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
Basic:
Numerator:
Net income	$550,507	$5,034,662

Denominator:
Basic - weighted average common shares outstanding	19,199,552	19,183,842

Basic EPS	$0.03	$0.26

Diluted:
Numerator:
Net income	$550,507	$5,034,662

Denominator:
Weighted average common shares outstanding	19,199,552	19,183,842
Effect of Dilutive Securities:
Stock options	127,805	7,089
	19,327,357	19,190,931

Diluted EPS	$0.03	$0.26

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE D — DIVIDENDS

On April 20, 2010, the Company declared a five percent (5%) stock dividend on its outstanding common shares.  The 5% stock dividend is payable on May 14, 2010, to shareholders of record as of April 30, 2010.  Cash in lieu of fractional shares will be paid to shareholders based on the last sales price of the Company’s common shares on the record date.

NOTE E — INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.  In addition, the Company paid various state estimated income taxes for tax year 2010, as well as various state income taxes for tax year 2009, during the first three months of 2010.

NOTE F — STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company accounted for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method.  Accordingly, we recognized the fair value of the stock-based compensation awards as wages in the Statements of Income on a straight-line basis over the vesting period.  Such implementation is expected to have minimal impact on our results of operations, financial position, and liquidity.  We have recognized compensation expense, relative to stock-based awards, in wages in the Statements of Earnings of approximately $88,000 and $145,000, less than $0.01 per share, for the three months ended March 30, 2010, and 2009, respectively.

As of March 31, 2010, there was approximately $569,000 of unrecognized compensation expense related to our two share-based compensation plans.

NOTE G — ACQUISITION OF EAGLE CANADA SUPPLEMENTARY DATA

On October 19, 2009, we disclosed our entry into a Material Definitive Agreement regarding the acquisition of the stock of Eagle Canada, Inc. (“Eagle Canada”), a Delaware corporation.  Eagle Canada was a wholly-owned subsidiary of Eagle Geophysical, Inc. and Eagle Geophysical Onshore, Inc. (the “Debtors”) which were debtors in a Chapter 11 bankruptcy proceeding in Houston, Texas.  Eagle Canada is in the business of providing seismic data and surveying services to the Canadian energy industry and has its principal place of business located in Calgary, Alberta, Canada.  By Order dated October 14, 2009, the Bankruptcy Court approved the sale of the Eagle Canada stock by the Debtors to TGC and authorized the Debtors to enter into a Stock Purchase Agreement with TGC.  In accordance with the terms of the Stock Purchase Agreement, the sale transaction closed on October 16, 2009, with TGC acquiring the Eagle Canada stock for a total purchase price of approximately $10.3 million paid from existing cash.  The acquisition provides the Company with a new geographic region in which to operate.  The seismic recording equipment used by Eagle Canada is interchangeable with that of TGC.  Revenue of approximately $15,360,000 and total net assets of approximately $24,368,000 attributable to Eagle Canada are included in our consolidated financial statements (unaudited) for the three month period ended March 31, 2010.

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

Executive Overview

TGC Industries, Inc. is a Texas corporation, and with its wholly-owned subsidiary, Eagle Canada, Inc., a Delaware corporation, (collectively “TGC” or the “Company”), is primarily engaged in the geophysical service business of conducting Three-D (“3-D”) surveys for clients in the oil and gas business.  TGC’s principal business office is located at 101 E. Park Blvd., Suite 955, Plano, Texas 75074 (Telephone: 972-881-1099).  TGC’s internet address is www.tgcseismic.com.  TGC makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as soon as reasonably practicable after filing with, or furnishing such information to, the Securities and Exchange Commission.

The Company is a leading provider of seismic data acquisition services throughout the continental United States and Canada.  We supply seismic data to companies engaged in the domestic exploration and development of oil and natural gas on land and in land-to-water transition areas. Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.  We began the first quarter of 2010 operating five seismic crews in the lower 48 states and ended the quarter operating six crews.  We also operated five crews in Canada for most of the first quarter.  However, the Canadian market is seasonal, and as a result of the thawing season, we will have limited Canadian activity for the next couple of quarters.

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

We provide our seismic data acquisition services primarily to major and independent domestic onshore oil and natural gas exploration and development companies for use in the onshore drilling and production of oil and natural gas in the continental United States and Canada. The main factors influencing demand for seismic data acquisition services in our industry are the level of drilling activity by oil and natural gas companies and the sizes of such companies’ exploration and development budgets, which, in turn, depend largely on current and anticipated future crude oil and natural gas prices and depletion rates.

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

The acquisition of seismic data for the oil and natural gas industry is a highly competitive business. There are approximately 56 seismic crews currently operating in the continental United States and Canada. Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although factors other than price, such as crew safety performance history, and technological and operational expertise, are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are Dawson Geophysical Company, Geo Kinetics, Inc. and CGG-Veritas.  In addition to the previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two crews and often specialize in specific regions or types of operations.  We believe that our long-term industry expertise, the customer relationships developed over our history, and our financial stability give us an advantage over most of our competitors in the industry.

Results of Operations

The Company’s business is subject to seasonal variations; thus the results of operations for the three months ended March 31, 2010 are not necessarily indicative of a full year’s results.  The results of operations for the three months ended March 31, 2010, include Eagle Canada which was acquired by the Company in October 2009.

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009 (Unaudited)

Revenues.  Our revenues were $30,293,841 for the three months ended March 31, 2010, compared to $36,010,877 for the same period of 2009, a decrease of 15.9%.  This decrease in revenues was attributable to lower overall demand, a competitive pricing environment for seismic services, uncertainty regarding the future energy policy in the United States, and our operation of six seismic crews in the U.S. during the three months ended March 31, 2010 compared to nine crews for the same period of 2009.  The decrease was partially offset by revenues from Eagle Canada.

Cost of services.  Our cost of services was $23,586,031 for the three months ended March 31, 2010, compared to $22,245,122 for the same period of 2009, an increase of 6.0%.  This increase was primarily attributable to pricing pressures as a result of the industry wide slow-down, the inclusion of Canadian operations  and additional costs incurred for equipment and helicopter rentals.  As a percentage of revenue, cost of services was 77.9% for the three months ended March 31, 2010 compared to 61.8% for the same period of 2009.

Selling, general, and administrative expenses.  SG&A expenses were $1,685,037 for the three months ended March 31, 2010, compared to $1,173,533 for the same period of 2009, an increase of 43.6%.  This increase was primarily attributable to additional expenses associated with management and integration costs of the Eagle Canada acquisition.  SG&A expense as a percentage of revenues was 5.6% for the three months ended March 31, 2010, compared with 3.3% for the same period of 2009.

Depreciation and amortization expense.  Depreciation and amortization expense was $3,867,714 for the three months ended March 31, 2010, compared to $3,799,437 for the same period of 2009, an increase of 1.8%.  Depreciation and amortization expense as a percentage of revenues was 12.8% for the three months ended March 31, 2010 compared to 10.6% for the same period of 2009.

Income from operations.  Income from operations was $1,155,059 for the three months ended March 31, 2010, compared to $8,792,785 for the same period of 2009, a decrease of 86.9%.  The decrease was attributable to several factors, including the fact that income from operations for the three months ended March 31, 2009 was among the highest in company history.  Other factors contributing to the decrease in income from operations during the first quarter of 2010 include lower overall demand, a competitive pricing environment for seismic services, uncertainty regarding the future energy policy in the United States, and our operation of six seismic crews in the U.S. during the three months ended March 31, 2010 compared to nine crews for the same period of 2009.  EBITDA decreased $7,569,449 to $5,022,773 for the three months ended March 31, 2010, from $12,592,222 for the same period of 2009, a decrease of 60.1%.  This decrease was a result of factors discussed above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $215,612 for the three months ended March 31, 2010, compared to $268,647 for the same period of 2009, a decrease of 19.7%.  This decrease was primarily attributable to our  continuing principal payments on notes payable and capital lease obligations.

Income tax expense.  Income tax expense was $388,940 for the three months ended March 31, 2010, compared to $3,489,476 for the same period of 2009.  The effective tax rate for the first quarter of 2010 and 2009 was approximately 41%.  See Note E of Notes to Consolidated Financial Statements in Item 1.

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

The following table reconciles our EBITDA to our net income:

	Three Months Ended
	March 31,
	2010	2009
	(unaudited)

Net income	$550,507	$5,034,662
Depreciation and amortization	3,867,714	3,799,437
Interest expense	215,612	268,647
Income tax expense	388,940	3,489,476

EBITDA	$5,022,773	$12,592,222

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities.

Net cash provided by operating activities was $418,634 for the three months ended March 31, 2010, compared to $2,346,759 for the same period of 2009.  The $1,928,125 decrease in the first three months of 2010 from the same period of 2009 was principally attributable to the decrease in net income, the timing of receipts and payment of invoices, the timing of billings and revenue recognition, the collection of accounts receivable, federal and state income taxes payable, and the mix of contracts.

Working capital increased $1,262,456 to $18,558,090 as of March 31, 2010, from the December 31, 2009 working capital of $17,295,634.  This increase was primarily due to a $10,171,084 increase in trade accounts receivable attributable to Eagle Canada, which are subject to customary Canadian industry payment practices.  This increase was partially offset by a decrease in cash of $2,275,583, a decrease in prepaid federal income taxes of $943,600, a $3,411,186 increase in trade accounts payable, a $941,828 increase in billings in excess of costs and estimated earnings on uncompleted contracts, and an increase in federal and state income taxes payable of  $471,348.

Cash flows used in investing activities.

Net cash used in investing activities was $702,771 for the three months ended March 31, 2010, and $462,078 for the three months ended March 31, 2009.  This increase was due to an increase in capital expenditures of $103,249 and a decrease in proceeds from the sale of property and equipment of $137,444.

Cash flows used in financing activities.

Net cash used in financing activities was $2,011,752 for the three months ended March 31, 2010, and $1,747,724 for the three months ended March 31, 2009.  The increase was due primarily to a $285,588 increase in the amount of principal payments on our outstanding notes payable.

Capital expenditures.

During the three months ended March 31, 2010, the Company acquired $1,529,551 of additional equipment and vehicles, primarily to replace similar equipment and vehicles.  Cash of $703,452 and $826,099 of capital lease obligations from a vehicle leasing company was used to finance these acquisitions.  Although we do not budget for our capital expenditures, we will purchase additional equipment during 2010 as the demand for our services increase.

Liquidity

Our primary source of liquidity is cash generated from operations and short-term borrowings from commercial banks and equipment lenders.  Based on current forecasts, we believe that we have sufficient available cash and borrowing capacity to fund our working capital needs over the next 12 months.

Capital Resources

Historically, we have relied on cash generated from operations, short-term borrowings from commercial banks and equipment lenders, and a public offering of our common shares to fund our working capital requirements and capital expenditures.

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

In April of 2005, we entered into a revolving credit agreement with a commercial bank.  Effective September 16, 2006, we renewed our revolving credit agreement and increased the borrowing limit from $3,500,000 to $5,000,000.  The borrowing limit under that revolving line of credit agreement remains at $5,000,000 and was renewed on September 16, 2007, September 16, 2008, and again on September 16, 2009.  The revolving line of credit agreement does not expire until September 16, 2010.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the revolving credit agreement is payable monthly at the greater of the prime rate of interest or five percent. The credit loan agreement provides for non-financial and financial covenants including a minimum debt service coverage ratio in excess of 2.0 to 1.0 and a ratio of debt to worth not in excess of 1.25 to 1.0.  As of March 31, 2010, we had no borrowings outstanding under the revolving credit agreement.

Contractual Obligations

We believe that our capital resources, including our short-term investments, funds available under our revolving credit agreement, and cash flow from operations, will be adequate to meet our current operational needs. We believe that we will be able to finance our 2010 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our line of credit loan agreement.  However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic downturn adversely affects the ability of our customers, and/or potential customers, to pay promptly amounts owing to the Company under their service contracts with us.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the first three months of 2010.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have not entered into any hedging agreements or swap agreements.  Our principal market risks include fluctuations in commodity prices which affect demand for, and pricing of, our services and the risk related to the concentration of our customers in the oil and natural gas industry.  Since all of our customers are involved in the oil and natural gas industry, there may be a negative effect on our exposure to credit risk because our customers may be similarly adversely affected by the current economic recession.  For the year ended December 31, 2009, our largest customer accounted for approximately 31% of our revenues.

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains controls and procedures to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission and to process, summarize, and disclose this information within the time periods specified in the rules of the Securities and Exchange Commission.  Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize, and report information required to be included in reports filed or submitted under the Exchange Act within the required time period.  There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a defendant in various legal actions that arose or may arise out of the normal course of business.  In our opinion, none of these actions will result in any significant loss to us.

ITEM 1A. RISK FACTORS.

For a discussion of those “Risk Factors” affecting the Company, you should carefully consider the “Risk Factors” discussed in Part I, under “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2009, which is herein incorporated by reference.  There have been no material changes in those risk factors previously disclosed in such Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. — None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. — None.

ITEM 4. RESERVED.

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

TGC INDUSTRIES, INC.

Date: May 10, 2010	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2010	/s/ James K. Brata
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