Form 10-Q
period 2010-06-30
TGC INDUSTRIES INC
filed 2010-08-09
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at July 24, 2010
Common Stock ($.01 Par Value)	19,204,448

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$21,733,209	$25,504,149
Trade accounts receivable, net of allowance for doubtful accounts of $623,109 in each period	10,680,928	9,455,224
Cost and estimated earnings in excess of billings on uncompleted contracts	1,824,010	474,059
Prepaid expenses and other	2,383,901	648,872
Prepaid federal and state income tax	121,162	943,600

Total current assets	36,743,210	37,025,904

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	104,860,491	100,687,976
Automobiles and trucks	9,843,120	8,914,434
Furniture and fixtures	406,264	397,879
Leasehold improvements	14,994	14,994
	115,124,869	110,015,283
Less accumulated depreciation and amortization	(69,756,464)	(62,431,950)
	45,368,405	47,583,333

Goodwill	1,392,178	1,408,089
Other assets	51,160	32,399
	1,443,338	1,440,488

Total assets	$83,554,953	$86,049,725

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS — CONTINUED

	June 30,	December 31,
	2010	2009
	(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$6,110,218	$4,126,474
Accrued liabilities	1,230,915	1,337,437
Billings in excess of costs and estimated earnings on uncompleted contracts	5,929,448	7,077,941
Current maturities of notes payable	7,205,679	6,407,892
Current portion of capital lease obligations	872,839	780,526

Total current liabilities	21,349,099	19,730,270

NOTES PAYABLE, less current maturities	3,374,660	5,875,390

CAPITAL LEASE OBLIGATIONS, less current portion	934,898	631,757

LONG-TERM DEFERRED TAX LIABILITY	5,769,420	7,117,030

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—	—

Common stock, $.01 par value; 25,000,000 shares authorized; 19,242,251 and 18,323,091 issued in each period, respectively	192,422	183,231

Additional paid-in capital	27,278,451	27,014,078

Retained earnings	25,228,908	25,889,008

Treasury stock, at cost, 37,803 shares	(257,323)	(257,323)

Accumulated other comprehensive loss	(315,582)	(133,716)

	52,126,876	52,695,278

Total liabilities and shareholders’ equity	$83,554,953	$86,049,725

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$22,480,784	$22,591,134	$52,774,625	$58,602,011

Cost and expenses
Cost of services	18,335,659	15,565,041	41,921,690	37,810,163
Selling, general and administrative	1,744,273	968,333	3,429,310	2,141,866
Depreciation and amortization expense	3,789,217	3,633,316	7,656,931	7,432,753
	23,869,149	20,166,690	53,007,931	47,384,782

Income (loss) from operations	(1,388,365)	2,424,444	(233,306)	11,217,229

Interest expense	214,202	268,313	429,814	536,960

Income (loss) before income taxes	(1,602,567)	2,156,131	(663,120)	10,680,269

Income tax expense (benefit)	(391,961)	913,862	(3,021)	4,403,338

NET INCOME (LOSS)	$(1,210,606)	$1,242,269	$(660,099)	$6,276,931

Earnings per common share:
Basic	$(0.06)	$0.06	$(0.03)	$0.33
Diluted	$(0.06)	$0.06	$(0.03)	$0.33

Weighted average number of common shares outstanding:
Basic	19,202,800	19,194,360	19,201,133	19,189,029
Diluted	19,202,800	19,291,499	19,201,133	19,193,051

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(660,099)	$6,276,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,656,931	7,432,753
(Gain) loss on disposal of property and equipment	18,333	(130,322)
Share-based compensation	273,996	297,849
Deferred income taxes	(1,325,874)	(665,517)
Changes in operating assets and liabilities
Trade accounts receivable	(1,210,786)	1,849,610
Cost and estimated earnings in excess of billings on uncompleted contracts	(1,349,206)	(3,763,402)
Prepaid expenses and other	328,942	836,417
Prepaid federal and state income tax	831,899	—
Trade accounts payable	(1,510,936)	(1,516,103)
Accrued liabilities	(103,420)	1,077,909
Billings in excess of cost and estimated earnings on uncompleted contracts	(1,149,829)	(5,754,963)
Income taxes payable	—	4,732,100

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,799,951	10,673,262

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,185,821)	(707,080)
Proceeds from sale of property and equipment	45,617	242,170

NET CASH USED IN INVESTING ACTIVITIES	(1,140,204)	(464,910)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(3,788,707)	(3,133,877)
Principal payments on capital lease obligations	(552,988)	(575,505)
Proceeds from exercise of stock options	—	9,600
Payment of dividends	(431)	(385)

NET CASH USED IN FINANCING ACTIVITIES	(4,342,126)	(3,700,167)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,682,379)	6,508,185

EFFECT OF EXCHANGE RATES ON CASH	(88,561)	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,504,149	24,114,351

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,733,209	$30,622,536

Supplemental cash flow information

Interest paid	$429,814	$536,960
Income taxes paid	$609,561	$1,660,864

Noncash investing and financing activities

Capital lease obligations incurred	$954,534	$407,598
Financed equipment purchases	$3,597,813	$—
Financed insurance premiums	$2,088,161	$2,000,955
Restricted stock awards to employees	$20,750	$24,350

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

In October 2009, the Company acquired the stock of Eagle Canada, Inc.  The consolidated financial statements for the three and six months ended June 30, 2010, include Eagle Canada since the date of acquisition.

In connection with the preparation of these consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of June 30, 2010, through August 9, 2010, the date these consolidated financial statements were issued.

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

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

June 30, 2010

NOTE A - continued

Gravity Data

The Company owns a data bank which contains gravity data, and to a lesser extent magnetic data, from many of the major oil and natural gas producing areas located within the United States.  When an order for gravity data is received, the portion of gravity data requested by the customer is prepared in digital format for licensing and shipment to the customer.  This process is performed by an employee in the Company’s headquarters office and is normally completed within a few days.  The licensing of gravity data is not a material part of the Company’s revenue.  Gravity data revenue during the six-month period ended June 30, 2010, was approximately $1,700.  Gravity revenue for the year ended December 31, 2009, was approximately $20,300.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretative releases of the Securities and Exchange Commission (the “SEC”) are also sources of authoritative U.S. GAAP for SEC registrants. The ASC became effective for financial statements issued for interim and annual periods ending after September 15, 2009, and superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative.  The Company adopted the ASC effective September 30, 2009, and, other than the manner in which new accounting guidance is referenced, the adoption of the ASC had no impact on the Company’s results of operations, financial position, or notes to the financial statements.

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

NOTE C — EARNINGS PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock (“common shares”) outstanding.  Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants, and convertible securities.  All earnings per common share for the three-month and six-month periods ended June 30, 2010, and 2009, have been adjusted for the 5% stock dividend paid on May 14, 2010, to shareholders of record as of April 30, 2010.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

June 30, 2010

NOTE C - continued

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009
Basic:
Numerator:
Net income (loss)	$(1,210,606)	$1,242,269	$(660,099)	$6,276,931

Denominator:
Basic – weighted average common shares outstanding	19,202,800	19,194,360	19,201,133	19,189,029

Basic EPS	$(0.06)	$0.06	$(0.03)	$0.33

Diluted:
Numerator:

Net income (loss)	$(1,210,606)	$1,242,269	$(660,099)	$6,276,931

Denominator:
Weighted average common shares outstanding	19,202,800	19,194,360	19,201,133	19,189,029
Effect of Dilutive Securities:
Stock options	—	97,139	—	4,022
	19,202,800	19,291,499	19,201,133	19,193,051

Diluted EPS	$(0.06)	$0.06	$(0.03)	$0.33

Outstanding and exercisable options to purchase 75,885 and 99,706 shares of the Company’s common stock were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive for the three and six months ended June 30, 2010 due to the net losses.

NOTE D — DIVIDENDS

On April 20, 2010, the Company declared a five percent (5%) stock dividend on its outstanding common shares.  The 5% stock dividend was paid on May 14, 2010, to shareholders of record as of April 30, 2010.   Cash in lieu of fractional shares in the total amount of $431 was paid to shareholders based on the last sales price of the Company’s common shares on the record date.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

June 30, 2010

NOTE E — INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.  In addition, the Company paid, during the first six months of 2010, federal and various state estimated income taxes for tax year 2010, as well as various state income taxes for tax year 2009.

NOTE F — SHARE-BASED COMPENSATION

Effective January 1, 2006, the Company accounted for share-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method.  Accordingly, we recognized the fair value of the share-based compensation awards as wages in the Consolidated Statements of Earnings on a straight-line basis over the vesting period.  Such implementation is expected to have minimal impact on our results of operations, financial position, and liquidity.  We have recognized compensation expense, relative to share-based awards, in wages in the Consolidated Statements of Earnings of approximately $149,000 and $116,000, less than $0.01 per share, for the three months ended June 30, 2010, and 2009, and approximately $274,000 and $298,000, or approximately $0.01 per share, for the six months ended June 30, 2010, and 2009, respectively.

As of June 30, 2010, there was approximately $486,000 of unrecognized compensation expense related to our two share-based compensation plans which the Company expects to recognize over a period of three years.

NOTE G — ACQUISITION OF EAGLE CANADA SUPPLEMENTARY DATA

On October 19, 2009, we disclosed our entry into a material definitive agreement regarding the acquisition of the stock of Eagle Canada, Inc. (“Eagle Canada”), a Delaware corporation.  Eagle Canada was a wholly-owned subsidiary of Eagle Geophysical, Inc. and Eagle Geophysical Onshore, Inc. (the “Debtors”), which were debtors in a Chapter 11 bankruptcy proceeding in Houston, Texas.  Eagle Canada is in the business of providing seismic data and surveying services to the Canadian energy industry and has its principal place of business located in Calgary, Alberta, Canada.  By Order dated October 14, 2009, the Bankruptcy Court approved the sale of the Eagle Canada stock by the Debtors to TGC and authorized the Debtors to enter into a stock purchase agreement with TGC.  In accordance with the terms of the stock purchase agreement, the sale transaction closed on October 16, 2009, with TGC acquiring the Eagle Canada stock for a total purchase price of approximately $10.3 million paid from existing cash.  The acquisition provides the Company with a new geographic region in which to operate.  The seismic recording equipment used by Eagle Canada is interchangeable with that of TGC.

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

The Company is a leading provider of seismic data acquisition services throughout the continental United States and Canada.  We supply seismic data to companies engaged in the domestic exploration and development of oil and natural gas on land and in land-to-water transition areas. Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.  We operated six seismic crews in the lower 48 states during the second quarter of 2010.  We did not operate any crews in Canada for the entire second quarter.  Due to the seasonality of the Canadian market, the second quarter is usually the weakest quarter for activity in Canada, and we expect increasing levels of seismic activity in that region for the next three quarters, beginning with the third quarter of 2010.

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

Results of Operations

The Company’s business is subject to seasonal variations; thus the results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of a full year’s results.  The results of operations for the three and six months ended June 30, 2010, include Eagle Canada which was acquired by the Company in October of 2009.

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009 (Unaudited)

Revenues.  Our revenues were $52,774,625 for the six months ended June 30, 2010, compared to $58,602,011 for the same period of 2009, a decrease of 9.9%.  This decrease in revenues was attributable to lower overall demand, a competitive pricing environment for seismic services, uncertainty regarding the future energy policy in the United States, and our operation of six seismic crews in the U.S. during the six months ended June 30, 2010, compared to nine crews during the first quarter and six crews during most of the second quarter of 2009.  The decrease was partially offset by revenues from Eagle Canada.

Cost of services.  Our cost of services was $41,921,690 for the six months ended June 30, 2010, compared to $37,810,163 for the same period of 2009, an increase of 10.9%.  This increase was primarily attributable to continuing pricing pressures as a result of the industry wide slow-down, the inclusion of Canadian operations and additional costs incurred for equipment and helicopter rentals during the first quarter of 2010.  As a percentage of revenue, cost of services was 79.4% for the six months ended June 30, 2010 compared to 64.5% for the same period of 2009.

Selling, general, and administrative expenses.  SG&A expenses were $3,429,310 for the six months ended June 30, 2010, compared to $2,141,866 for the same period of 2009, an increase of 60.1%.  This increase was primarily attributable to additional expenses associated with management and integration costs of the Eagle Canada acquisition.  SG&A expense as a percentage of revenues was 6.5% for the six months ended June 30, 2010, compared with 3.7% for the same period of 2009.

Depreciation and amortization expense.  Depreciation and amortization expense was $7,656,931 for the six months ended June 30, 2010, compared to $7,432,753 for the same period of 2009, an increase of 3.0%.  Depreciation and amortization expense as a percentage of revenues was 14.5% for the six months ended June 30, 2010, compared to 12.7% for the same period of 2009.

Income and loss from operations.  Loss from operations was $233,306 for the six months ended June 30, 2010, compared to income from operations of $11,217,229 for the same period of 2009.  The decrease was attributable to several factors, including the fact that income from operations for the six months ended June 30, 2009 was among the highest in Company history.  Other factors contributing to the decrease include lower overall demand, a competitive pricing environment for seismic services, uncertainty regarding the future energy policy in the United States, and our operation of six seismic crews in the U.S. during the six months ended June 30, 2010, compared to nine crews during the first quarter and six crews during most of the second quarter of 2009.  EBITDA decreased $11,226,357 to $7,423,625 for the six months ended June 30, 2010, from $18,649,982 for the same period of 2009, a decrease of 60.2%.  This decrease was a result of factors discussed above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $429,814 for the six months ended June 30, 2010, compared to $536,960 for the same period of 2009, a decrease of 20.0%.  This decrease was primarily attributable to our continuing principal payments on notes payable and capital lease obligations.

Income tax expense.  The income tax benefit was $3,021 for the six months ended June 30, 2010, compared to income tax expense of $4,403,338 for the same period of 2009.  The effective tax benefit for the six months ended June 30, 2010, was minimal due to state margin taxes and permanent tax differences compared to an effective tax rate of 41.2% for the same period of 2009.  See Note E of Notes to Financial Statements in Item 1.

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009 (Unaudited)

Revenues.  Our revenues were $22,480,784 for the three months ended June 30, 2010, compared to $22,591,134 for the same period of 2009, a decrease of 0.5%.  We operated six crews in the U.S. during the second quarter of 2010, and six crews in the U.S. for most of the second quarter of 2009.  The Company’s Canadian operations did not contribute materially to the overall results of this year’s second quarter.

Cost of services.  Our cost of services was $18,335,659 for the three months ended June 30, 2010, compared to $15,565,041 for the same period of 2009, an increase of 17.8%.  This increase was primarily attributable to depressed demand and a more competitive pricing environment.  As a percentage of revenues, cost of services was 81.6% for the three months ended June 30, 2010, compared to 68.9% for the same period of 2009.

Selling, general, and administrative expenses.  SG&A expenses were $1,744,273 for the three months ended June 30, 2010, compared to $968,333 for the same period of 2009, an increase of 80.1%.  This increase was primarily due to the inclusion of Eagle Canada in this year’s second quarter.  SG&A expense as a percentage of revenues was 7.8% for the three months ended June 30, 2010, compared with 4.3% for the same period of 2009.

Depreciation and amortization expense.  Depreciation and amortization expense was $3,789,217 for the three months ended June 30, 2010, compared to $3,633,316 for the same period of 2009, an increase of 4.3%.  This increase was primarily attributable to additions of seismic recording equipment, vibration vehicles, and other equipment and vehicles resulting from the acquisition of Eagle Canada.  Depreciation and amortization expense as a percentage of revenues was 16.9% for the three months ended June 30, 2010, compared to 16.1% for the same period of 2009.

Income and loss from operations.  Loss from operations was $1,388,365 for the three months ended June 30, 2010, compared to income from operations of $2,424,444 for the same period of 2009.  This decrease was primarily attributable to a slight decrease in revenues and an increase in SG&A expenses, cost of services, and depreciation and amortization expenses discussed above.  EBITDA decreased $3,656,908 to $2,400,852 for the three months ended June 30, 2010, from $6,057,760 for the same period of 2009, a decrease of 60.4%.  This decrease was a result of those factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $214,202 for the three months ended June 30, 2010, compared to $268,313 for the same period of 2009, a decrease of 20.2%.  This decrease was primarily attributable to our continuing payments on notes payable and capital lease obligations.

Income tax expense.  Income tax benefit was $391,961 for the three months ended June 30, 2010, compared to income tax expense of $913,862 for the same period of 2009.  The effective tax benefit rate was 24.5% for the three months ended June 30, 2010, compared to an effective tax expense rate of 42.4% for the same period of 2009.  See Note E of Notes to Financial Statements in Item 1.

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

The following table reconciles our EBITDA to our net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)

Net income (loss)	$(1,210,606)	$1,242,269	$(660,099)	$6,276,931
Depreciation and amortization	3,789,217	3,633,316	7,656,931	7,432,753
Interest expense	214,202	268,313	429,814	536,960
Income tax expense (benefit)	(391,961)	913,862	(3,021)	4,403,338

EBITDA	$2,400,852	$6,057,760	$7,423,625	$18,649,982

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities.

Net cash provided by operating activities was $1,799,951 for the six months ended June 30, 2010, compared to $10,673,262 for the same period of 2009.  The $8,873,311 decrease during the first six months of 2010 from the same period of 2009 was principally attributable to the decrease in net income, the timing of billings and revenue recognition, the collections of accounts receivable, the timing of receipt and payment of invoices, federal and state income taxes payable, and the mix of contracts.

Working capital decreased $1,901,523 to $15,394,111 as of June 30, 2010, from the December 31, 2009 working capital of $17,295,634.  This decrease was primarily due to a $3,770,940 decrease in cash and cash equivalents, a decrease in prepaid federal income taxes of $822,438, an increase in trade accounts payable of $1,983,744, and an increase in the current portion of debt obligations of $797,787, partially offset by an increase in trade accounts receivable of $1,225,704, an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $1,349,951, an increase in prepaid expenses and other of $1,735,029, and a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $1,148,493.

Cash flows used in investing activities.

Net cash used in investing activities was $1,140,204 for the six months ended June 30, 2010, and $464,910  for the six months ended June 30, 2009.  This increase was due primarily to an increase in capital expenditures of $478,741 and a decrease in proceeds from the sale of property and equipment of $196,553.

Cash flows used in financing activities.

Net cash used in financing activities was $4,342,126 for the six months ended June 30, 2010, and $3,700,167  for the six months ended June 30, 2009.  The increase was due primarily to principal payments on notes payable attributable to Eagle Canada.

Capital expenditures.

During the six months ended June 30, 2010, the Company acquired $5,738,168 of vehicles and equipment, primarily to replace similar vehicles and equipment, and purchased a new 3,000 channel seismic recording system.  Cash of $1,185,821, $3,597,813 in obligations included in accounts payable at June 30, 2010, and capital lease obligations from a vehicle leasing company of $954,534 were used to finance these acquisitions.  Although we do not budget for our capital expenditures, we may purchase additional equipment during 2010 should the demand for our services increase.

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

In December of 2007, we completed a $4,120,254 loan transaction with a commercial lender for the purpose of providing funds for the purchase of our seventh new ARAM ARIES recording system. This loan is repayable over a period of 48 months at a fixed per annum interest rate of 6.38%. This loan is collateralized by the new recording system equipment and the recording vehicles and two semi-trailers that transport the newly purchased equipment between jobs.  In January of 2008, the Company entered into a $2,463,101 loan agreement with a bank to provide financing for the purchase of new vibration vehicles.  The loan is repayable over a period of 57 months at a fixed per annum interest rate of 6.35% and is collateralized by the vibration vehicles.  In February of 2008, the Company exercised its purchase option for seismic recording equipment it had been renting.  In March of 2008, the Company entered into a $2,975,844 loan agreement with a commercial lender to provide financing for the purchase of this rented equipment and to replace an existing loan the Company had with the lender.  This loan is repayable over a period of 48 months at a fixed per annum interest rate of 5.75% and is collateralized by the equipment.  In July of 2008, the Company entered into a $3,200,000 loan agreement with a bank to provide financing for the purchase of seismic recording equipment.  This loan is repayable over 36 months at a fixed per annum interest rate of 6.00% and is collateralized by the equipment.  In August of 2008, the Company entered into a $2,003,700 loan agreement with a bank to provide financing for the purchase of new vibration vehicles.  This loan is repayable over 36 months at a fixed per annum interest rate of 6.00% and is collateralized by the vibration vehicles.  In September of 2008, the Company entered into a $2,690,402 loan agreement with a commercial lender to provide financing for our eighth new ARAM ARIES recording system. This loan is repayable over a period of 48 months at a fixed per annum interest rate of 6.00% and is collateralized by the recording system.  Also in September of 2008, the Company entered into a $1,092,053 loan agreement with the same commercial lender to provide financing for recording equipment that goes with the eighth ARAM ARIES recording system.  This loan is co-terminus with the loan for the recording system, carries a fixed per annum interest rate of 6.00%, and is collateralized by the recording equipment.  In January of 2008, Eagle Canada entered into a $4,660,070 loan agreement with a bank to provide financing for the purchase of a new ARAM ARIES recording system. This loan is repayable over a period of 36 months at a fixed per annum interest rate of 6.14% and is collateralized by the recording system.  In June of 2010, we purchased a 3,000 channel Geosource seismic recording system for approximately $3,598,000.  This system was paid for in July of 2010 with existing cash.

In April of 2005, we entered into a revolving credit agreement with a commercial bank.  Effective September 16, 2006, we renewed our revolving credit agreement and increased the borrowing limit from $3,500,000 to $5,000,000.  The borrowing limit under that revolving line of credit agreement remains at $5,000,000 and was renewed on September 16, 2007, September 16, 2008, and again on September 16, 2009.  The revolving line of credit agreement does not expire until September 16, 2010.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the revolving credit agreement is payable monthly at the greater of the prime rate of interest or five percent. The credit loan agreement provides for non-financial and financial covenants including a minimum debt service coverage ratio in excess of 2.0 to 1.0 and a ratio of debt to worth not in excess of 1.25 to 1.0.  As of June 30, 2010, we had no borrowings outstanding under the revolving credit agreement.

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

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the first six months of 2010.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains controls and procedures to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission and to process, summarize, and disclose this information within the time periods specified in the rules of the Securities and Exchange Commission.  Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize, and report information required to be included in reports filed or submitted under the Exchange Act within the required time period.  There were no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a defendant in various legal actions that arose or may arise out of the normal course of business.  In our opinion, none of these actions has resulted, or will result, in any significant loss to us.

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

ITEM 4. RESERVED

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

3.2	Bylaws, as amended and restated March 25, 2009, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 31, 2009, and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1

Certification of Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2

Certification of Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TGC INDUSTRIES, INC.

Date: August 9, 2010	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2010	/s/ James K. Brata
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

3.2	Bylaws, as amended and restated March 25, 2009, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 31, 2009, and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1

Certification of Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2

Certification of Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.