Form 10-Q
period 2010-09-30
TGC INDUSTRIES INC
filed 2010-11-08
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at October 29, 2010
Common Stock ($.01 Par Value)	19,204,448

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2010

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,578,600	$25,504,149
Trade accounts receivable, net of allowance for doubtful accounts of $-0- in 2010 and $623,109 in 2009	10,089,143	9,455,224
Cost and estimated earnings in excess of billings on uncompleted contracts	1,188,185	474,059
Prepaid expenses and other	1,770,083	648,872
Prepaid federal and state income tax	741,559	943,600

Total current assets	33,367,570	37,025,904

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	107,436,455	100,687,976
Automobiles and trucks	9,734,974	8,914,434
Furniture and fixtures	407,607	397,879
Leasehold improvements	14,994	14,994
	117,594,030	110,015,283

Less accumulated depreciation and amortization	(73,257,217)	(62,431,950)
	44,336,813	47,583,333

Goodwill	1,427,787	1,408,089
Other assets	56,284	32,399
	1,484,071	1,440,488

Total assets	$79,188,454	$86,049,725

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS - CONTINUED

September 30, 2010

	September 30,	December 31,
	2010	2009
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$4,253,840	$4,126,474
Accrued liabilities	1,804,050	1,337,437
Billings in excess of costs and estimated earnings on uncompleted contracts	4,022,854	7,077,941
Current maturities of notes payable	6,608,176	6,407,892
Current portion of capital lease obligations	877,365	780,526

Total current liabilities	17,566,285	19,730,270

NOTES PAYABLE, less current maturities	3,711,801	5,875,390

CAPITAL LEASE OBLIGATIONS, less current portion	886,356	631,757

LONG-TERM DEFERRED TAX LIABILITY	5,723,149	7,117,030

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—	—

Common stock, $.01 par value; 25,000,000 shares authorized; 19,242,251 and 18,323,091 issued in each period, respectively	192,423	183,231

Additional paid-in capital	27,398,685	27,014,078

Retained earnings	23,958,103	25,889,008

Treasury stock, at cost, 37,803 shares	(257,323)	(257,323)

Accumulated other comprehensive income (loss)	8,975	(133,716)

	51,300,863	52,695,278

Total liabilities and shareholders’ equity	$79,188,454	$86,049,725

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

September 30, 2010

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$22,843,724	$16,083,161	$75,618,349	$74,685,172

Cost and expenses
Cost of services	18,932,507	14,120,847	60,854,197	51,931,010
Selling, general and administrative	1,579,159	994,643	5,008,469	3,136,509
Depreciation and amortization expense	3,863,486	3,449,011	11,520,417	10,881,764
	24,375,152	18,564,501	77,383,083	65,949,283

Income (loss) from operations	(1,531,428)	(2,481,340)	(1,764,734)	8,735,889

Interest expense	187,328	245,751	617,142	782,711

Income (loss) before income taxes	(1,718,756)	(2,727,091)	(2,381,876)	7,953,178

Income tax expense (benefit)	(447,949)	(992,726)	(450,970)	3,410,612

NET INCOME (LOSS)	$(1,270,807)	$(1,734,365)	$(1,930,906)	$4,542,566

Earnings (loss) per common share:
Basic	$(0.07)	$(0.09)	$(0.10)	$0.24
Diluted	$(0.07)	$(0.09)	$(0.10)	$0.24

Weighted average number of common shares outstanding:
Basic	19,204,448	19,199,552	19,202,250	19,192,575
Diluted	19,204,448	19,199,552	19,202,250	19,240,516

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

Consolidated Statement of Cash Flows (Unaudited)

September 30, 2010

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,930,906)	$4,542,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,520,417	10,881,764
(Gain) loss on disposal of property and equipment	(25,183)	(167,665)
Non-cash compensation	394,230	398,445
Deferred income taxes	(1,419,648)	(455,977)
Changes in operating assets and liabilities
Trade accounts receivable	(575,271)	327,166
Cost and estimated earnings in excess of billings on uncompleted contracts	(712,943)	2,039,489
Prepaid expenses and other	970,187	1,405,067
Prepaid federal and state income tax	211,412	—
Other assets	(23,772)	16,330
Trade accounts payable	104,219	(2,339,588)
Accrued liabilities	461,359	627,808
Billings in excess of cost and estimated earnings on uncompleted contracts	(3,056,224)	(4,395,478)
Income taxes payable	—	3,546,418

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,917,877	16,426,345

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,085,358)	(857,536)
Proceeds from sale of property and equipment	111,702	301,791

NET CASH USED IN INVESTING ACTIVITIES	(4,973,656)	(555,745)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(6,053,353)	(5,034,522)
Principal payments on capital lease obligations	(814,472)	(814,690)
Proceeds from exercise of stock options	—	9,600
Payment of dividends	(431)	(385)

NET CASH USED IN FINANCING ACTIVITIES	(6,868,256)	(5,839,997)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,924,035)	10,030,603

EFFECT OF EXCHANGE RATES ON CASH	(1,154)	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,504,149	24,114,351

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,578,600	$34,144,954

Supplemental cash flow information

Interest paid	$617,142	$782,711
Income taxes paid	$1,072,831	$1,660,864

Noncash investing and financing activities

Capital lease obligations incurred	$1,155,286	$433,645
Financed equipment purchase	$1,988,910	$—
Financed insurance premiums	$2,088,161	$2,000,955
Restricted stock awards to employees	$20,750	$24,350

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

In October of 2009, the Company acquired the stock of Eagle Canada, Inc.  The consolidated financial statements for the three and nine months ended September 30, 2010, include Eagle Canada since the date of acquisition.

In connection with the preparation of these consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of September 30, 2010, through November 9, 2010, the date these consolidated financial statements were issued.

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

September 30, 2010

NOTE A - continued

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

NOTE C — EARNINGS PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock (“common shares”) outstanding.  Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants, and convertible securities.  All earnings per common share for the three-month and nine-month periods ended September 30, 2010, and 2009, have been adjusted for the 5% stock dividend paid on May 14, 2010, to shareholders of record as of April 30, 2010.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

September 30, 2010

NOTE C - continued

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009
Basic:
Numerator:
Net income	$(1,270,807)	$(1,734,365)	$(1,930,906)	$4,542,566

Denominator:
Basic - weighted average common shares outstanding	19,204,448	19,199,552	19,202,250	19,192,575

Basic EPS	$(0.07)	$(0.09)	$(0.10)	$0.24

Diluted:
Numerator:

Net income	$(1,270,807)	$(1,734,365)	$(1,930,906)	$4,542,566

Denominator:
Weighted average common shares outstanding	19,204,448	19,199,552	19,202,250	19,192,575
Effect of Dilutive Securities:
Stock options	—	—	—	47,941
	19,204,448	19,199,552	19,202,250	19,240,516

Diluted EPS	$(0.07)	$(0.09)	$(0.10)	$0.24

Outstanding and exercisable options to purchase 64,867 and 88,249 shares of the Company’s common stock were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive for the three and nine months ended September 30, 2010 due to net losses in those periods.

NOTE D — DIVIDENDS

On April 20, 2010, the Company declared a five percent (5%) stock dividend on its outstanding common shares.  The 5% stock dividend was paid on May 14, 2010, to shareholders of record as of April 30, 2010.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

September 30, 2010

NOTE E — INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.  In addition, the Company paid, during the first nine months of 2010, federal and various state estimated income taxes for tax year 2010, as well as various state income taxes for tax year 2009.

NOTE F — SHARE-BASED COMPENSATION

The Company accounts for share-based compensation awards and for unvested awards outstanding using the modified prospective application method.  Accordingly, we recognized the fair value of the share-based compensation awards as wages in the Consolidated Statements of Earnings on a straight-line basis over the vesting period.  We have recognized compensation expense, relative to share-based awards, in wages in the Consolidated Statements of Earnings of approximately $120,000 and $101,000, less than $0.01 per share, for the three months ended September 30, 2010, and 2009, and approximately $394,000 and $398,000, or approximately $0.02 per share, for the nine months ended September 30, 2010, and 2009, respectively.

As of September 30, 2010, there was approximately $407,000 of unrecognized compensation expense related to our two share-based compensation plans which the Company expects to recognize over a period of three years.

NOTE G — ACQUISITION OF EAGLE CANADA SUPPLEMENTARY DATA

On October 19, 2009, we disclosed our entry into a material definitive agreement regarding the acquisition of the stock of Eagle Canada, Inc., a Delaware corporation (“Eagle Canada”).  Eagle Canada was a wholly-owned subsidiary of Eagle Geophysical, Inc. and Eagle Geophysical Onshore, Inc. (the “Debtors”), which were debtors in a Chapter 11 bankruptcy proceeding in Houston, Texas.  Eagle Canada is in the business of providing seismic data and surveying services to the Canadian energy industry and has its principal place of business located in Calgary, Alberta, Canada.  By Order dated October 14, 2009, the Bankruptcy Court approved the sale of the Eagle Canada stock by the Debtors to TGC and authorized the Debtors to enter into a stock purchase agreement with TGC.  In accordance with the terms of the stock purchase agreement, the sale transaction closed on October 16, 2009, with TGC acquiring the Eagle Canada stock for a total purchase price of approximately $10.3 million paid from existing cash.  The acquisition provides the Company with a new geographic region in which to operate.  The seismic recording equipment used by Eagle Canada is interchangeable with that of TGC.

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

Forward Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this report regarding the Company’s strategies and plans for growth are forward-looking statements.  These forward-looking statements are often characterized by the terms “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” and other words and terms of similar meanings and do not reflect historical facts.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from such expectations are disclosed in the Company’s SEC filings, and include, but are not limited to, the dependence upon energy industry spending for seismic services, the unpredictable nature of forecasting weather, the potential for contract delay or cancellation, the potential for fluctuations in oil and gas prices, the availability of capital resources, and the current economic downturn which could adversely affect our revenues and cash flow if our customers, and/or potential customers, become unable to pay, or must delay payment of, amounts owing to the Company because such customers are not successful in generating revenues or are precluded from securing necessary financing.  The forward-looking statements contained herein reflect the current views of the Company’s management, and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

Executive Overview

TGC Industries, Inc. is a Texas corporation, and with its wholly-owned subsidiary, Eagle Canada, Inc., a Delaware corporation, (collectively “TGC” or the “Company”), is primarily engaged in the geophysical service business of conducting Three-D (“3-D”) surveys for clients in the oil and gas business.  TGC’s principal business office is located at 101 E. Park Blvd., Suite 955, Plano, Texas 75074 (Telephone: 972-881-1099).  TGC’s internet address is www.tgcseismic.com.  TGC makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as soon as reasonably practicable after filing with, or furnishing such information to, the SEC.

The Company is a leading provider of seismic data acquisition services throughout the continental United States and Canada.  We supply seismic data to companies engaged in the domestic exploration and development of oil and natural gas on land and in land-to-water transition areas. Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.  We operated six seismic crews in the lower 48 states during the third quarter of 2010.  We operated one crew in Canada during the third quarter.  Due to the seasonality of the Canadian market, the third quarter is usually a weak quarter for activity in Canada, and we expect increasing levels of seismic activity in that region for the next two quarters starting with the fourth quarter of 2010.

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

The acquisition of seismic data for the oil and natural gas industry is a highly competitive business.  There are approximately 57 seismic crews currently operating in the continental United States and Canada. Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although factors other than price, such as crew safety performance history, and technological and operational expertise, are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are Dawson Geophysical Company, Geo Kinetics, Inc., and CGG-Veritas.  These competitors are publicly-traded companies with long operating histories which field numerous crews and work in a number of different regions and terrain.  In addition to the previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two crews and often specialize in specific regions or type of operations.  We believe that our long-term industry expertise, the customer relationships developed over our history, and our financial stability give us an advantage over most of our competitors in the industry.

Results of Operations

The Company’s business is subject to seasonal variations; thus the results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of a full year’s results.  The results of operations for the three and nine months ended September 30, 2010, include Eagle Canada which was acquired by the Company in October of 2009.

Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009 (Unaudited)

Revenues.  Our revenues were $75,618,349 for the nine months ended September 30, 2010, compared to $74,685,172 for the same period of 2009, an increase of 1.2%.  We operated six seismic crews in the U.S. during each of the three quarters in the nine months ended September 30, 2010, compared to nine crews during the first quarter, six crews during most of the second quarter, and four crews during the third quarter of 2009.  Revenues from Eagle Canada also contributed to the increase.

Cost of services.  Our cost of services was $60,854,197 for the nine months ended September 30, 2010, compared to $51,931,010 for the same period of 2009, an increase of 17.2%.  This increase was primarily attributable to the inclusion of Canadian operations, continuing pricing pressures as a result of the current recession and industry wide slow-down, and additional costs incurred for equipment and helicopter rentals during the first quarter of 2010.  As a percentage of revenue, cost of services was 80.5% for the nine months ended September 30, 2010, compared to 69.5% for the same period of 2009.

Selling, general, and administrative expenses.  SG&A expenses were $5,008,469 for the nine months ended September 30, 2010, compared to $3,136,509 for the same period of 2009, an increase of 59.7%.  This increase was primarily attributable to additional expenses associated with management and the integration costs of the Eagle Canada acquisition.  SG&A expense as a percentage of revenues was 6.6% for the nine months ended September 30, 2010, compared with 4.2% for the same period of 2009.

Depreciation and amortization expense.  Depreciation and amortization expense was $11,520,417 for the nine months ended September 30, 2010, compared to $10,881,764 for the same period of 2009, an increase of 5.9%.  Depreciation and amortization expense as a percentage of revenues was 15.2% for the nine months ended September 30, 2010, compared to 14.6% for the same period of 2009.

Income and loss from operations.  Loss from operations was $1,764,734 for the nine months ended September 30, 2010, compared to income from operations of $8,735,889 for the same period of 2009.  The decrease was attributable to several factors, including the fact that income from operations for the nine months ended September 30, 2009 was among the highest in Company history.  Other factors contributing to the decrease include lower overall demand, a competitive pricing environment for seismic services, continuing uncertainty regarding the future energy policy in the United States, and our operation of six seismic crews in the U.S. during each of the three quarters in the nine months ended September 30, 2010, compared to nine crews during the first quarter, six crews during most of the second quarter, and four crews during the third quarter of 2009.  EBITDA decreased $9,861,970 to $9,755,683 for the nine months ended September 30, 2010, from $19,617,653 for the same period of 2009, a decrease of 50.3%.  This decrease resulted from those factors discussed above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $617,142 for the nine months ended September 30, 2010, compared to $782,711 for the same period of 2009, a decrease of 21.1%.  This decrease was primarily attributable to our continuing principal payments on notes payable and capital lease obligations.

Income tax expense.  The income tax benefit was $450,970 for the nine months ended September 30, 2010, compared to income tax expense of $3,410,612 for the same period of 2009.  The effective tax benefit rate for the nine months ended September 30, 2010, was 18.9% primarily due to state margin taxes and permanent tax differences compared to an effective tax rate of 42.9% for the same period of 2009.  See Note E of Notes to Financial Statements in Item 1.

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009 (Unaudited)

Revenues.  Our revenues were $22,843,724 for the three months ended September 30, 2010, compared to $16,083,161 for the same period of 2009, an increase of 42.0%.  This increase was primarily due to our operation of six crews in the U.S. during the third quarter of 2010 compared with four crews in the U.S. during the third quarter of 2009.

Cost of services.  Our cost of services was $18,932,507 for the three months ended September 30, 2010, compared to $14,120,847 for the same period of 2009, an increase of 34.1%.  This increase was primarily attributable to increased revenue.  As a percentage of revenues, cost of services was 82.9% for the three months ended September 30, 2010, compared to 87.8% for the same period of 2009.

Selling, general, and administrative expenses.  SG&A expenses were $1,579,159 for the three months ended September 30, 2010, compared to $994,643 for the same period of 2009, an increase of 58.8%.  This increase was primarily due to the inclusion of Eagle Canada in this year’s third quarter.  SG&A expense as a percentage of revenues was 6.9% for the three months ended September 30, 2010, compared with 6.2% for the same period of 2009.

Depreciation and amortization expense.  Depreciation and amortization expense was $3,863,486 for the three months ended September 30, 2010, compared to $3,449,011 for the same period of 2009, an increase of 12.0%.  This increase was primarily attributable to additions of seismic recording equipment, vibration vehicles, and other equipment and vehicles resulting from the acquisition of Eagle Canada, and the recent purchase of a new 5,000 channel GSR (Geospace Seismic Recorder) wireless recording system.  Depreciation and amortization expense as a percentage of revenues was 16.9% for the three months ended September 30, 2010, compared to 21.4% for the same period of 2009.

Loss from operations.  Loss from operations was $1,531,428 for the three months ended September 30, 2010, compared to $2,481,340 for the same period of 2009.  This decrease was primarily attributable to an increase in revenues partially offset by increases in SG&A expenses, cost of services, and depreciation and amortization expenses discussed above.  EBITDA increased $1,364,387 to $2,332,058 for the three months ended September 30, 2010, from $967,671 for the same period of 2009, an increase of 141.0%.  This increase was a result of those factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $187,328 for the three months ended September 30, 2010, compared to $245,751 for the same period of 2009, a decrease of 23.8%.  This decrease was primarily attributable to our continuing payments on notes payable and capital lease obligations.

Income tax benefit.  Income tax benefit was $447,949 for the three months ended September 30, 2010, compared to $992,726 for the same period of 2009.  The effective tax benefit rate was 26.1% for the three months ended September 30, 2010, compared to 36.4% for the same period of 2009.  See Note E of Notes to Financial Statements in Item 1.

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

The following table reconciles our EBITDA to our net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)

Net income (loss)	$(1,270,807)	$(1,734,365)	$(1,930,906)	$4,542,566
Depreciation and amortization	3,863,486	3,449,011	11,520,417	10,881,764
Interest expense	187,328	245,751	617,142	782,711
Income tax expense (benefit)	(447,949)	(992,726)	(450,970)	3,410,612

EBITDA	$2,332,058	$967,671	$9,755,683	$19,617,653

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities.

Net cash provided by operating activities was $5,917,877 for the nine months ended September 30, 2010, compared to $16,426,345 for the same period of 2009.  The $10,508,468 decrease during the first nine months of 2010 from the same period of 2009 was primarily attributable to the decrease in net income, the timing of billings and revenue recognition, the collections of accounts receivable, the timing of receipt and payment of invoices, federal and state income taxes payable, and the mix of contracts.

Working capital decreased $1,494,349 to $15,801,285 as of September 30, 2010, from the December 31, 2009 working capital of $17,295,634.  This decrease was primarily due to a $5,925,549 decrease in cash and cash equivalents, partially offset by an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $714,126, an increase in prepaid expenses and other of $1,121,211, and a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $3,055,087.

Cash flows used in investing activities.

Net cash used in investing activities was $4,973,656 for the nine months ended September 30, 2010, and $555,745 for the nine months ended September 30, 2009.  This increase was due to an increase in capital expenditures of $4,227,822 and a decrease in proceeds from the sale of property and equipment of $190,089.

Cash flows used in financing activities.

Net cash used in financing activities was $6,868,256 for the nine months ended September 30, 2010, and $5,893,997 for the nine months ended September 30, 2009.  The increase was due primarily to principal payments on notes payable attributable to Eagle Canada.

Capital expenditures.

During the nine months ended September 30, 2010, the Company acquired $8,229,554 of vehicles and equipment, primarily to replace similar vehicles and equipment, and purchased a new 5,000 channel seismic recording system.  Cash of $5,085,358, notes payable of $1,988,910 from a commercial bank, and capital lease obligations from a vehicle leasing company of $1,155,286 were used to finance these acquisitions.  Although we do not budget for our capital expenditures, we may purchase additional equipment during 2010 should the demand for our services increase.

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

In December of 2007, we completed a $4,120,254 loan transaction with a commercial lender for the purpose of providing funds for the purchase of our seventh new ARAM ARIES recording system. This loan is repayable over a period of 48 months at a fixed per annum interest rate of 6.38%. This loan is collateralized by the new recording system equipment and the recording vehicles and two semi-trailers that transport the newly purchased equipment between jobs.  In January of 2008, the Company entered into a $2,463,101 loan agreement with a bank to provide financing for the purchase of new vibration vehicles.  The loan is repayable over a period of 57 months at a fixed per annum interest rate of 6.35% and is collateralized by the vibration vehicles.  In February of 2008, the Company exercised its purchase option for seismic recording equipment it had been renting.  In March of 2008, the Company entered into a $2,975,844 loan agreement with a commercial lender to provide financing for the purchase of this rented equipment and to replace an existing loan the Company had with the lender.  This loan is repayable over a period of 48 months at a fixed per annum interest rate of 5.75% and is collateralized by the equipment.  In July of 2008, the Company entered into a $3,200,000 loan agreement with a bank to provide financing for the purchase of seismic recording equipment.  This loan is repayable over 36 months at a fixed per annum interest rate of 6.00% and is collateralized by the equipment.  In August of 2008, the Company entered into a $2,003,700 loan agreement with a bank to provide financing for the purchase of new vibration vehicles.  This loan is repayable over 36 months at a fixed per annum interest rate of 6.00% and is collateralized by the vibration vehicles.  In September of 2008, the Company entered into a $2,690,402 loan agreement with a commercial lender to provide financing for our eighth new ARAM ARIES recording system. This loan is repayable over a period of 48 months at a fixed per annum interest rate of 6.00% and is collateralized by the recording system.  Also in September of 2008, the Company entered into a $1,092,053 loan agreement with the same commercial lender to provide financing for recording equipment that goes with the eighth ARAM ARIES recording system.  This loan is co-terminus with the loan for the recording system, carries a fixed per annum interest rate of 6.00%, and is collateralized by the recording equipment.  In January of 2008, Eagle Canada entered into a $4,660,070 loan agreement with a bank to provide financing for the purchase of a new ARAM ARIES recording system. This loan is repayable over a period of 36 months at a fixed per annum interest rate of 6.14% and is collateralized by the recording system.  In June of 2010, we purchased a 3,000 channel Geosource seismic recording system for approximately $3,598,000.  This system was paid for in July of 2010 with existing cash.  In September of 2010, the Company entered into a $1,988,910 loan agreement with a commercial lender to purchase 2,000 additional recording channels that was added to the 3,000 channel Geosource seismic recording system purchased in July 2010.  This loan carries a fixed per annum interest rate of 5.00%, and is collateralized by the 2,000 channels of recording equipment.

In April of 2005, we entered into a revolving credit agreement with a commercial bank.  Effective September 16, 2006, we renewed our revolving credit agreement and increased the borrowing limit from $3,500,000 to $5,000,000.  The borrowing limit under that revolving line of credit agreement remains at $5,000,000 and was renewed on September 16, 2007, September 16, 2008, September 16, 2009, and again on September 16, 2010.  The revolving line of credit agreement does not expire until September 16, 2011.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the revolving credit agreement is payable monthly at the greater of the prime rate of interest or five percent.  As of September 30, 2010, we had no borrowings outstanding under the revolving credit agreement.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the first nine months of 2010.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains controls and procedures to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC.  Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize, and report information required to be included in reports filed or submitted under the Exchange Act within the required time period.  There were no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. — None.

ITEM 4. RESERVED.

ITEM 5. OTHER INFORMATION.

On September 16, 2010, the Company entered into an Amendment to the Amended and Restated Loan and Security Agreement and Amended and Restated Promissory Note (the “Amended Loan Agreement and Note”) for the purpose of renewing and extending the Company’s line of credit with its lender, Sovereign Bank, a Texas state bank.  The Amended Loan Agreement and Note allow TGC to borrow, repay, and re-borrow from time to time until September 16, 2011, up to the lesser of $5,000,000 or 80% of the Company’s eligible accounts receivable and provides for an interest rate of the greater of the prime rate as quoted in the Wall Street Journal or five percent (5%).  As collateral for such indebtedness, the Company has granted Sovereign Bank a security interest covering all of the Company’s accounts receivable and the newly purchased GSR (Geospace Seismic Recorder) wireless recording system equipment.  As of this date, the Company has not drawn down any amounts under this line of credit.

The foregoing description is a summary of the Amended Loan Agreement and Note and is qualified in its entirety by reference to the Amended Loan Agreement and Note, a copy of which is included as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS.

The following exhibits are included herein:

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION

3.1

Restated Articles of Incorporation (with amendment) as filed with the Secretary of State of Texas on June 20, 2003, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, and incorporated herein by reference.

3.2	Bylaws, as amended and restated March 25, 2009, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 31, 2009, and incorporated herein by reference.

*10.1	Amendment to Amended and Restated Loan and Security Agreement and Amended and Restated Promissory Note by and between TGC Industries, Inc. and Sovereign Bank, dated September 16, 2010.

*31.1	Certification of Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

TGC INDUSTRIES, INC.

Date: November 8, 2010	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2010	/s/ James K. Brata
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

3.2	Bylaws, as amended and restated March 25, 2009, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 31, 2009, and incorporated herein by reference.

*10.1	Amendment to Amended and Restated Loan and Security Agreement and Amended and Restated Promissory Note by and between TGC Industries, Inc. and Sovereign Bank, dated September 16, 2010.

*31.1	Certification of Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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