Form 10-K
period 2010-12-31
TGC INDUSTRIES INC
filed 2011-03-18
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second  fiscal quarter was $39,980,263

Number of shares of Common Stock outstanding as of February 28, 2011:  19,204,448

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

Proxy statement for the 2011 annual meeting of shareholders — Part III

Part I

ITEM 1. BUSINESS.

General

TGC Industries, Inc. is a Texas corporation, and its wholly-owned subsidiary, Eagle Canada, Inc., a Delaware corporation (collectively “TGC” or the “Company”), are primarily engaged in the geophysical service business of conducting Three-D (“3-D”) surveys for clients in the oil and gas business.  TGC’s principal business office is located at 101 E. Park Blvd., Suite 955, Plano, Texas 75074 (Telephone: 972-881-1099).  TGC’s internet address is www.tgcseismic.com.  TGC makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as soon as reasonably practicable after filing or furnishing such information with the Securities and Exchange Commission.

History

In April of 1980, Supreme Industries, Inc. (“Supreme”), formerly ESI Industries, Inc., formed a wholly-owned subsidiary, Tidelands Geophysical Co., Inc. (“Tidelands”), that acquired certain equipment, instruments, and related supplies from a Houston-based corporation that was engaged in the business of conducting seismic, gravity, and magnetic surveys under contracts for oil and natural gas companies.  On June 30, 1986, the Boards of Directors of Supreme and Tidelands approved a spin-off of substantially all of the shares of Tidelands owned by Supreme which were distributed as a stock dividend to Supreme’s security holders.  In July of 1986, our name was changed from “Tidelands Geophysical Co., Inc.” to “TGC Industries, Inc.” (“TGC”).  On October 19, 2009, we disclosed our entry into an agreement regarding the acquisition of the stock of Eagle Canada, Inc. (“Eagle Canada”), a Delaware corporation.  Eagle Canada was a wholly-owned subsidiary of Eagle Geophysical, Inc. and Eagle Geophysical Onshore, Inc. (the “Debtors”) which were debtors in a Chapter 11 bankruptcy proceeding in Houston, Texas.  Eagle Canada is in the business of providing seismic data and surveying services to the Canadian energy industry and has its principal place of business located in Calgary, Alberta, Canada.  By Order dated October 14, 2009, the Bankruptcy Court approved the sale of the Eagle Canada stock by the Debtors to TGC and authorized the Debtors to enter into a stock purchase agreement with TGC.  In accordance with the terms of the stock purchase agreement, the sale transaction closed on October 16, 2009, with TGC acquiring the Eagle Canada stock for a total purchase price of approximately $10.3 million paid from existing cash.

We are a leading provider of seismic data acquisition services throughout the continental United States and Canada.  As of December 31, 2010, we operated eleven seismic crews, seven in the U.S. and four in Canada.  These seismic crews supply seismic data primarily to companies engaged in the exploration and development of oil and natural gas on land and in land-to-water transition areas.  Eagle Canada’s seismic acquisition services are also used by the potash mining industry in Canada, and Eagle Canada has particular expertise through its heliportable capabilities.  Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.

We acquire geophysical data using the latest in 3-D survey techniques. We introduce acoustic energy into the ground by using vibration equipment or dynamite detonation, depending on the surface terrain and subsurface requirements. The reflected energy, or echoes, is received through geophones, converted into a digital signal at a multi-channel recording unit, and then transmitted to a central recording vehicle. Subsurface requirements dictate the number of channels necessary to perform our services. With our state-of-the-art seismic equipment, including computer technology and multiple channels, we acquire, on a cost effective basis, immense volumes of seismic data that, when processed and interpreted, produce more precise images of the earth’s subsurface. Our customers then use our seismic data to generate 3-D geologic models that help reduce finding costs and improve recovery rates from existing wells.

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

Currently, the seismic data acquisition industry is made up of a number of companies divided into two groups. The first group is made up of four publicly-traded companies with long operating histories who field numerous crews and work in a number of different regions and terrain.  This group includes us, Dawson Geophysical Company, Geokinetics, Inc., and CGG-Veritas.  These companies field approximately 50% of the estimated 81 seismic crews currently operating in the continental U.S. and Canada.  The second group is made up of smaller companies which generally run one or two seismic crews and often specialize in specific regions or types of operations.

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

Equipment and Crews

In January of 2008, the Company entered into an agreement with a bank to provide financing for the purchase of new vibration vehicles.  In February of 2008, the Company exercised its purchase option for seismic recording equipment it had been renting.  In March of 2008, the Company entered into a loan agreement with a commercial lender to provide financing for the purchase of this rented equipment and to replace an existing loan the Company had with the lender.  In July of 2008, the Company entered into a loan agreement with a bank to provide financing for the purchase of additional seismic recording equipment.  In August of 2008, the Company entered into a loan agreement with a bank to provide financing for the purchase of new vibration vehicles.  In September of 2008, the Company entered into a loan agreement with a commercial lender to provide financing for the purchase of a new seismic recording system and equipment.  In December of 2008, we deployed our ninth seismic data acquisition crew along with our eighth new ARAM ARIES recording system.  During the second quarter of 2009, demand weakened and seismic market activity declined significantly in North America.  We responded to the weakening demand for seismic services by aggressively managing our costs, including our crew count, reducing TGC’s crews from a peak of nine crews in the first quarter of 2009 to four crews in the second half of the year in the U.S.  During October of 2009, we purchased Eagle Canada, Inc. a provider of seismic data services to the Canadian energy industry.  Following that acquisition, Eagle Canada operated two seismic crews for the remainder of 2009.  Eagle Canada utilizes the latest in Geospace GSR and ARAM ARIES recording equipment which is interchangeable with that of TGC. During 2010, an increase in the demand for seismic services allowed for an expansion of the Company’s crew count from six at December 31, 2009 to  eleven at December 31, 2010.

In June of 2010, the Company acquired a new 3,000 channel Geospace Seismic Recording System (“GSR System”). This new GSR System uses cable-free/radio-free autonomous nodal data recorders which have a built-in GPS and disciplined clock. The GSR System provides for up to 30 days of continuous data recording.  This system is fully compatible with our current ARAM recording equipment. In addition, our crews continue to utilize the state-of-the-art ARAM ARIES recording systems.  These systems employ cable telemetry technology enhanced by multiple baseline and redundant cable connections that provide seismic data acquisition services with increased reliability.

We currently own equipment for 14 land-based seismic data acquisition crews and 69 vibration vehicles.  Each crew consists of approximately 35 to 45 technicians with associated vehicles, geophones, a seismic recording system, energy sources, cables, and a variety of other equipment. Each ARAM crew has one central recording vehicle which captures seismic data. The GSR crews utilize a recorder to manage the data acquisition while the individual GSR System captures and holds the data until they are placed in the Data Transfer Module (“the DTM”).  The data is then transferred to a CD ROM or data tape which is delivered to a data processing center selected by the customer.

Capital Expenditures

We believe that it is essential to take advantage of advances in seismic technology and to commit capital to purchase and update our equipment cost-effectively. Purchasing and updating seismic equipment and technology involves a commitment to capital spending.  As a result, during the year ended December 31, 2010 capital expenditures of approximately $15,226,000 were used to acquire, maintain, and replace seismic equipment and vehicles. Major purchases included a new 3,000 channel GSR System.  The Company also purchased approximately 5,000 additional GSR channels and 8,500 additional ARAM channels. Because of the market downturn in 2009, we reduced capital expenditures for fiscal year 2009 to approximately $1,960,000, primarily for equipment and vehicle maintenance and replacement.  For fiscal year 2008, capital expenditures were approximately $21,686,000.

Customers and Consultants

Our customers are major and independent oil and natural gas exploration and development companies. The services we provide to our customers vary according to the size and needs of each customer.  Our services are marketed by supervisory and executive personnel who contact customers to determine their needs and respond to customer inquiries regarding the availability of crews. Contacts are based principally upon professional relationships developed over a number of years. There are many consultants in the oil and natural gas industry who process and interpret seismic data for oil and natural gas companies. These consultants can have a significant influence in determining which company their customers use to acquire seismic data.

During 2010, our largest customer accounted for approximately 15% of revenues.  During 2009, our largest customer accounted for approximately 31% of revenues.  During 2008, our two largest customers accounted for approximately  27% of revenues.

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

Competition

The acquisition of seismic data for the oil and natural gas industry is a highly competitive business. There are approximately 81 seismic crews currently operating in the continental United States and Canada.  Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although factors other than price, such as crew safety performance history and technological and operational expertise, are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are Dawson Geophysical Company, Geokinetics, Inc. and CGG-Veritas.  In addition to the previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two crews.

Employees

As of December 31, 2010, we employed a total of 804 full-time (non-union) employees, of which 29 consisted of management, sales, and administrative personnel with the remainder being crew and crew support personnel.  We believe our relationship with our employees to be satisfactory.

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

We do not carry insurance against certain risks that we could experience such as business interruption resulting from equipment maintenance or weather delays. We obtain insurance against certain property and personal casualty risks and other risks when such insurance is available and when our management considers it advisable to do so. Currently, our insurance coverage consists of employers’ liability with limits of $1,000,000 per accident and $2,000,000 in the aggregate, commercial general liability of $1,000,000 per accident and $2,000,000 in the aggregate, pollution liability of $1,000,000 per accident and $2,000,000 in the aggregate, and automobile liability with a $1,000,000 combined single limit, and a $10,000,000 umbrella policy. Our general service agreements require us to have specific amounts of insurance. There can be no assurance, however, that any insurance obtained by us will be adequate to cover any losses or liabilities, or that this insurance will continue to be available or available on terms which are acceptable to us. Liabilities for which we are not insured, or which exceed the policy limits of our applicable insurance, could have a material adverse effect on us.

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

Company Risks

We may incur losses.

We reported a net loss of approximately $1,223,000 for the year ended December 31, 2010, compared to net income of approximately $1,880,000 and $6,898,000 reported for the years ended December 31, 2009 and 2008, respectively.  We also reported net income for the years ended December 31, 2007 and 2006.  Our ability to be profitable in the future will depend on many factors beyond our control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

The recent economic downturn could continue to adversely affect our revenues and cash flows.

The recent economic downturn could continue to adversely affect our revenues and cash flows if our customers, and/or potential customers, become unable to pay or must delay payment of, amounts owing to the Company because such customers are not successful in generating revenues or are precluded from securing necessary financing.

Our revenues and operating results can be expected to fluctuate from period to period.

Our revenues, operating results, and profitability may fluctuate from period to period. These fluctuations are attributable to the level of new business in a particular period, the timing of the initiation, progress, or cancellation of significant projects, higher revenues and expenses on our dynamite contracts, and costs we incur to train new crews we may add in the future to meet increased customer demand. Fluctuations in our operating results may also be affected by other factors that are outside of our control such as permit delays, weather delays, and crew productivity. Oil and natural gas prices  continued to be  volatile during the year ended December 31, 2010, and have resulted in demand fluctuations for our services. There can be no assurance of future oil and gas price levels or stability.  The demand for our services will be adversely affected by a significant reduction in oil and natural gas prices and by climate change legislation or material changes to U.S. energy policy.  Since our business has high fixed costs, the negative effect of one or more of these factors could trigger wide variations in our operating revenues, EBITDA margin, and profitability from quarter to quarter, which factors render quarter-to-quarter comparisons unreliable as an indicator of performance.  Due to the factors discussed above, you should not expect sequential growth in our quarterly revenues and profitability.

We are dependent upon significant customers.

During 2010, our largest customer accounted for approximately 15% of revenues.  During 2009, our  largest customer accounted for approximately 31% of revenues.  During 2008 our two largest customers accounted for approximately 27% of revenues.  In the past we have derived a significant amount of our revenues from a small number of oil and natural gas exploration and development companies.  While our revenues are derived from a concentrated customer base, our significant customers vary between years.  If we lose one or more major customers in the future, or if one or more customers encounter financial difficulties, our business, financial condition, and results of operations could be materially and adversely affected.

We are dependent upon significant suppliers.

During 2010, no vendor accounted for more than 10% of our purchases.  During 2009, our two largest vendors accounted for approximately 22% and 10% of our purchases, respectively.  During 2008, no vendor accounted for more that 10% of our purchases.  If we lose one or more major vendors in the future, or if one or more vendors encounter financial difficulties, our business, financial condition, and results of operations could be materially and adversely affected.

We receive revenues from customers who engage consultants for processing and interpreting the seismic data we provide.

We receive revenues from customers who have engaged consultants to process and interpret the seismic data provided by us. Consultants can have a significant influence in determining which company its customers use to acquire seismic data. A consultant could recommend that its customers consider using other seismic companies.

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

We conduct business in Canada which subjects us to foreign currency exchange rate risk.  Our results of operations and our cash flows could be impacted by changes in foreign currency exchange rates.

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

We perform ongoing credit evaluations of our customers’ financial conditions and, generally, require no collateral from our customers. A default in payment from one of our large customers could have a material adverse effect on our operating revenues for the period involved.

Certain of our core assets are pledged as collateral for short term notes that require large monthly payments.

Certain assets that are critical to our operations, including three of our ARAM ARIES recording systems, 13 vibration vehicles, and a 5,000 channel Geospace GSR recording system, acquired in 2010, are pledged as collateral to our equipment lenders and commercial banks and could be subject to foreclosure in the event that we default on our indebtedness having 36 to 57 month terms.  We currently have debt obligations covering the purchase of this equipment that require monthly payments between approximately $80,000 and $103,000.  These debt obligations mature at various dates ranging from July of 2011 to December of 2013.  Any decline in our operations could inhibit our ability to make these substantial monthly payments. In view of the short terms of these notes, a failure to make the monthly payments on these notes could cause our lenders to foreclose quickly on the assets securing these notes.  The foreclosure on certain of our core assets securing these notes could severely limit our ability to continue operations.

We may be subject to liability claims that are not covered by our insurance.

Our business is subject to the general risks inherent in land-based seismic data acquisition activities. Our activities are often conducted in remote areas under dangerous conditions including the detonation of dynamite. These operations are subject to risks of injury to personnel and damage to equipment.  Our crews are mobile, and equipment and personnel are subject to vehicular accidents.  These risks could cause us to experience equipment losses, injuries to our personnel, and interruptions in our business.

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

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to maintain compliance with Section 404, or if the costs related to maintaining compliance are significant, our profitability, stock price, and results of operations and financial condition could be materially adversely affected.

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

Industry Risks

We and our customers may be adversely affected by the recent recession.

The recent recession could continue to have a material adverse effect on our financial results and proposed plan of operations and could lead to further significant fluctuations in the demand for and pricing of oil and gas.  Reduced demand and pricing pressures could adversely affect the financial condition and results of operations of our customers and their ability to purchase our services.  We are not able to predict the timing, extent, and duration of the economic cycles in the markets in which we operate.

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

Our stock price is subject to significant volatility. Overall market conditions, including a decline in oil and natural gas prices and other risks and uncertainties described in this “Risk Factors” section and elsewhere in this Form 10-K, could cause the market price of our common stock to fall. The high and low sales prices of our common stock for the year ended December 31, 2010, were $ 4.64 and $ 2.82, respectively.

Our common stock is listed on the NASDAQ Stock Market LLC under the symbol “TGE.” However, daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities.  For example, during 2010 our daily trading volume was as low as 1,200 shares.  In addition, our common stock traded on the NYSE Amex (formerly the American Stock Exchange) under the symbol “TGE” from April 18, 2005, until November 5, 2007.  During this period of time our daily trading volume was as low as 1,600 shares.  It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.

Our officers and directors own a large percentage of our common stock, and they may exercise control over our business and affairs.

Our officers and directors as a group beneficially own approximately 31% of our common stock.  As a result, they will continue to be able to exercise significant influence, and in most cases control, over matters requiring shareholder approval, including the election of directors, changes to our charter documents, and significant corporate transactions.  This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business.  The continued concentrated ownership of our common stock will make it difficult for another company to acquire us and for you to receive any related takeover premium for your shares (unless the controlling group approves the acquisition).

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

While there are currently no restrictions prohibiting us from paying dividends to our shareholders, we have not paid any cash dividends on our common stock in the past, and we do not anticipate paying any dividends in the foreseeable future. Payment of any cash dividends in the future, however, is in the discretion of our board of directors and will depend on our financial condition, results of operations, capital and legal requirements, and other factors deemed relevant by our board of directors. Earnings, if any, are expected to be retained to fund our future operations.  On May 14, 2010, and May 12, 2009, the Company paid 5% stock dividends to its shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. DESCRIPTION OF PROPERTY.

In January of 2006, we leased a 600 square foot facility in Houston, Texas, to be used as a sales office.  The monthly rent is currently $564.  In July of 2006, we entered into a lease for 7,269 square feet of office space located in Plano, Texas.  In September of 2006, we relocated our corporate offices to this facility, and in September of 2008 increased the size of this lease to 8,523 square feet of office space.  The monthly rent is currently $13,140.  In October of 2006, we leased an 800 square foot facility in Oklahoma City, Oklahoma, to be used as a sales office.  The current monthly rent is $665.  In September of 2008, we leased a 400 square foot facility is Pratt, Kansas, to be used as a permit office.  The current monthly rent is $500.  In November of 2008, we vacated our Plano repair, warehouse, and outdoor storage facilities and moved to a leased repair, warehouse, and outdoor storage facility in Denison, Texas.  The Denison, Texas, facility consists of one 5,000 square foot building, two 10,000 square foot adjacent buildings, and an outdoor storage area of approximately 60,500 square feet.  The monthly rent is currently $12,602. In April of 2010, we leased a 915 square foot office facility in Midland, Texas, to be used as a sales office. This monthly rent is currently $839.  Upon the acquisition of Eagle Canada, we assumed a lease entered into in August of 2008 for 3,030 square feet of office space located in Calgary, Alberta.  The monthly rent is currently $12,314.  In addition, Eagle Canada leases a 10,088 square foot facility, also located in Calgary, Alberta, that is used as a shop and warehouse.  Effective April of 2010, we entered into a lease agreement for this facility. The monthly rent is currently $8,043. Prior to this date this facility was leased on a month-to-month basis.  The Company is not responsible for insuring these facilities.  The conditions of these facilities are good, and we believe that these properties are suitable and adequate for our foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a defendant in various legal actions that arose or may arise out of the normal course of business.  In our opinion, none of these actions have or will result in any significant loss to us.

ITEM 4. RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

The following table shows the high and low sales prices reported for our common stock on NASDAQ.  On May 14, 2010, and May 12, 2009,  the Company paid 5% stock dividends to shareholders of record at the close of business on April 30, 2010, and April 28, 2009, respectively.  All prior share and per share amounts have been restated to reflect the stock dividends.

	2010		2009
	High	Low	High	Low

1st quarter	$4.64	$3.52	$2.93	$1.69
2nd quarter	4.40	2.82	5.75	2.13
3rd quarter	4.00	2.82	5.17	3.30
4th quarter	3.87	3.07	5.03	3.61

The number of shareholders of record of TGE’s common stock as of February 28, 2011, was 153.  Due to the number of shares held in nominee or street name, we believe that there are a significantly greater number of beneficial owners of our common stock.  As of such date, CEDE & CO. held 15,630,502 shares in street name.  On February 28, 2011, our common stock was quoted at a closing sales price of $6.70.

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

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data.”  No cash dividends were declared in any of the five years shown below:

	Year Ended December, 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Statement of Income Data:

Revenues	$108,319	$90,432	$86,770	$90,396	$67,760

Net income (loss)	$(1,223)	$1,880	$6,898	$7,607	$8,111

Net Income (loss) per common share - basic	$(0.06)	$0.10	$0.36	$0.40	$0.43

Net Income (loss) per common share - diluted	$(0.06)	$0.10	$0.36	$0.40	$0.42

Weighted average number of common Shares outstanding - basic	19,203	19,194	19,173	19,149	19,040

Weighted average number of common Shares outstanding - diluted	19,203	19,261	19,254	19,242	19,178

Total assets	$87,615	$86,050	$85,091	$61,162	$56,400

Long-term debt, less current maturities	$6,021	$6,507	$11,452	$3,769	$3,064

Shareholders’ equity	$52,863	$52,695	$50,427	$42,922	$35,043

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

Executive Overview

The Company is a leading provider of seismic data acquisition services throughout the continental United States and Canada.  We currently operate thirteen seismic crews.  These seismic crews supply seismic data to companies engaged in the exploration and development of oil and natural gas on land and in land-to-water transition areas. Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.

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

Currently, the seismic data acquisition industry is made up of a number of companies divided into two groups. The first group is made up of four publicly-traded companies with long operating histories which field numerous crews and work in a number of different regions and terrain.  This group includes us, Dawson Geophysical Company, Geokinetics, Inc. and CGG-Veritas. These companies field approximately 50% of the estimated 81 seismic crews currently operating in the continental U.S. and Canada.  The second group is made up of smaller companies who generally run one or two seismic crews and often specialize in specific regions or types of operation.

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

Our customers are major and independent oil and natural gas exploration and development companies. The services we provide to our customers vary according to the size and needs of each customer. Our services are marketed by sales, supervisory, and executive personnel who contact customers to determine their needs and respond to customer inquiries regarding the availability of crews. Contacts are based principally upon professional relationships developed over a number of years. There are a number of consultants in the oil and natural gas industry who process and interpret seismic data for oil and natural gas companies. These consultants can have a significant influence in determining which company their customers use to acquire seismic data.

The acquisition of seismic data for the oil and natural gas industry is a highly competitive business. There are approximately 81 seismic crews currently operating in the continental United States and Canada.  Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although factors other than price, such as crew safety performance history and technological and operational expertise, are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are Dawson Geophysical Company, Geokinetics, Inc., and CGG-Veritas. In addition to the previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two crews.  We believe that our long-term industry expertise, the customer relationships developed over our history, and our financial stability give us an advantage over most of our competitors in the industry.

Results of Operations

Year Ended December 31, 2010, Compared to Year Ended December 31, 2009

Revenues.  Our revenues were $108,318,801 for the year ended December 31, 2010, compared to $90,431,899 for the same period of 2009, an increase of 19.8%.  This increase was primarily attributable to the inclusion of revenue of Eagle Canada for the entire year of 2010 as compared with its revenue included for only the last two and one-half months of 2009.

Cost of services.  Our cost of services was $85,932,862 for the year ended December 31, 2010, compared to $65,379,612 for the same period of 2009, an increase of 31.4%.  This increase was attributable to several factors including the increase in revenues for the year ended December 31, 2010, as explained above, compared to the same period of 2009, the inclusion of Canadian operations, and lower margins in the U.S resulting from depressed demand and a more competitive pricing environment (especially in the first half of 2010).  As a percentage of revenues, cost of services was 79.3% for the year ended December 31, 2010, compared to 72.3% for the same period of 2009.

Selling, general, and administrative expenses.  SG&A expenses were $6,894,500 for the year ended December 31, 2010, compared to $5,522,939 for the same period of 2009, an increase of 24.8%.  This increase was primarily attributable to the inclusion of Eagle Canada for the entire year of 2010.  SG&A expense as a percentage of revenues was 6.4% for the year ended December 31, 2010, compared to 6.1% for the same period of 2009.

Depreciation and amortization expense.  Depreciation and amortization expense was $15,343,084 for the year ended December 31, 2010, compared to $14,621,237 for the same period of 2009, an increase of 4.9%.  This increase was primarily attributable to inclusion of our Canadian operations for the entire year of 2010 and depreciation and amortization expense associated with capital expenditures of approximately $15,226,000 since January 1, 2010.  Depreciation and amortization expense as a percentage of revenues was 14.2% for the year ended December 31, 2010, compared to 16.2% for the same period of 2009.

Income from operations.  Income from operations was $147,635 for the year ended December 31, 2010, compared to $4,908,111 for the same period of 2009.  This decrease was primarily attributable to strong market pricing pressure resulting from the recent recession, continuing uncertainty regarding the future energy policy in the United States and increases in costs of services, SG&A, and depreciation and amortization expenses.  EBITDA decreased $4,037,909 to $15,491,439 for the year ended December 31, 2010, from $19,529,348 for the same period of 2009, a decrease of 20.7%.  This decrease was primarily attributable to the decrease in net income and income tax expenses, partially offset by an increase in depreciation referred to immediately above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, see the section entitled “Non-GAAP Financial Measure” which follows.

Interest expense.  Interest expense was $790,417 for the year ended December 31, 2010, compared to $1,020,681 for the same period of 2009, a decrease of 22.6%.  This decrease was primarily attributable to reductions in debt partially offset by additional debt incurred during the second half of 2010 for the purchase of 5,000 additional GSR channels.

Income tax expense.  Income tax expense was $579,900 for the year ended December 31, 2010, compared to $2,007,811 for the same period of 2009, a decrease of 71.1%.  This decrease was primarily attributable to the decline in pre-tax income.  Income tax expense for the year ended December 31, 2010 reflects the impact of state taxes, net of federal benefit, and permanent tax differences, including share based compensation.  See Note I of Notes to Financial Statements.

Year Ended December 31, 2009, Compared to Year Ended December 31, 2008

Revenues.  Our revenues were $90,431,899 for the year ended December 31, 2009, compared to $86,769,742 for the same period of 2008, an increase of 4.2%.  This increase was attributable to several factors including strong revenue earnings during our first quarter of 2009, revenues earned by Eagle Canada during a portion of our fourth quarter, and the fact that approximately 41% of the revenues in the year ended December 31, 2009, were derived from shot-hole contracts compared with approximately 20% for the same period of 2008.  This increase was partially offset by revenue decreases during the second half of the year.  Shot-hole contracts typically generate higher revenues but lower gross margins than vibroseis contracts due to higher third party costs that are included in revenues and have little or no margin associated with them.

Cost of services.  Our cost of services was $65,379,612 for the year ended December 31, 2009, compared to $55,935,068 for the same period of 2008, an increase of 16.9%.  This increase was primarily attributable to the increase in revenues during the year ended December 31, 2009, compared to the same period of 2008, pricing pressures as a result of the industry wide slow-down, and higher third party costs associated with the additional shot-hole contracts in 2009 compared to 2008.  As a percentage of revenues, cost of services was 72.3% for the year ended December 31, 2009, compared to 64.5% for the same period of 2008.

Selling, general, and administrative expenses.  SG&A expenses were $5,522,939 for the year ended December 31, 2009, compared to $4,468,883 for the same period of 2008, an increase of 23.6%.  This increase was primarily attributable to the recording of a reserve on an accounts receivable of a slow paying customer and the inclusion of fourth quarter general and administrative expenses of Eagle Canada.  SG&A expense as a percentage of revenues was 6.1% for the year ended December 31, 2009, compared to 5.2% for the same period of 2008.

Depreciation and amortization expense.  Depreciation and amortization expense was $14,621,237 for the year ended December 31, 2009, compared to $13,911,124 for the same period of 2008, an increase of 5.1%.  This increase was primarily attributable to incremental fourth quarter depreciation and amortization expenses attributable to Eagle Canada, depreciation and amortization expense associated with capital expenditures of approximately $1,960,000 since January 1, 2009, and additions of new seismic recording equipment and vibration vehicles during the second half of 2008.  Depreciation and amortization expense as a percentage of revenues was 16.2% for the year ended December 31, 2009, compared to 16.0% for the same period of 2008.

Income from operations.  Income from operations was $4,908,111 for the year ended December 31, 2009, compared to $12,454,667 for the same period of 2008, a decrease of 60.6%.  This decrease was primarily attributable to strong market pricing pressure resulting from the recent recession and increases in costs of services, SG&A, and depreciation and amortization expenses.  EBITDA decreased $6,836,443 to $19,529,348 for the year ended December 31, 2009, from $26,365,791 for the same period of 2008, a decrease of 25.9%.  This decrease was primarily attributable to the decrease in net income and income tax expenses, partially offset by an increase in depreciation referred to immediately above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, see the section entitled “Non-GAAP Financial Measure” which follows.

Interest expense.  Interest expense was $1,020,681 for the year ended December 31, 2009, compared to $929,656 for the same period of 2008, an increase of 9.8%.  This increase was primarily attributable to additional debt incurred during the second half of 2008 for the purchase of our eighth ARAM ARIES seismic recording system, 7,000 additional channels, and 13 new vibration vehicles.

Income tax expense.  Income tax expense was $2,007,811 for the year ended December 31, 2009, compared to $4,626,569 for the same period of 2008, a decrease of 56.6%.  This decrease was primarily attributable to the decrease in income from operations, partially offset by an increase in the effect of permanent tax differences.  The effective tax rate for the year ended December 31, 2009, was 51.6% compared to 40.1% for the same period of 2008.  See Note I of Notes to Financial Statements.

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

We also understand that such data is used by investors to assess our performance. However, EBITDA is not a measure of operating income, operating performance, or liquidity presented in accordance with U.S. General Accepted Accounting Principles (“GAAP”). When assessing our operating performance or our liquidity, you should not consider this data in isolation or as a substitute for our net income, cash flow from operating activities, or other cash flow data calculated in accordance with GAAP.  EBITDA excludes some, but not all, items that affect net income and operating income, and these measures may vary among other companies. Therefore, EBITDA as presented below may not be comparable to similarly titled measures of other companies. Further, the results presented by EBITDA cannot be achieved without incurring the costs that the measure excludes: interest, taxes, depreciation, and amortization.

The following table reconciles our EBITDA to our net income:

	Year Ended
	December 31,
	2010	2009	2008
Net income (loss)	$(1,222,682)	$1,879,619	$6,898,442
Depreciation and amortization expense	15,343,804	14,621,237	3,911,124
Interest expense	790,417	1,020,681	929,656
Income tax expense	579,900	2,007,811	4,626,569
EBITDA	$15,491,439	$19,529,348	$26,365,791

Liquidity and Capital Resources

Liquidity

Cash flows from operating activities.

Net cash provided by operating activities was $5,160,283 for the year ended December 31, 2010, compared to $20,698,122 for the same period of 2009.  The $15,537,839 decrease was principally attributable to a net loss of $1,222,682 in 2010, compared to net income of $1,879,619 for 2009, the timing of accounts receivable collections, the timing of billings and revenue recognition, and the mix of contracts.

Working capital decreased $3,601,746 to $13,693,888 as of December 31, 2010, from the December 31, 2009, working capital of $17,295,634.  This decrease was due primarily to a decrease in cash and cash equivalents of $12,431,646 and an increase in trade accounts payable of $5,134,794, partially offset by an increase in trade accounts receivable of $7,711,485, an increase in cost and estimated earnings in excess of billings on uncompleted contracts of $4,104,521, an increase in prepaid expenses and other of $951,578 and a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $1,591,924.

Cash flows used in investing activities.

Net cash used in investing activities was $8,055,970 for the year ended December 31, 2010, and $10,942,164 for the year ended December 31, 2009.  This $2,886,194 decrease was primarily due to the non-recurring use of $10,345,000 cash paid for our purchase of the stock of Eagle Canada in October of 2009, partially offset by an  increase in cash related capital expenditures during 2010 of $6,870,321.

Cash flows used in financing activities.

Net cash used in financing activities was $9,549,811 for the year ended December 31, 2010, and $8,367,479 for the year ended December 31, 2009.  The $1,182,332 increase was due primarily to an increase in principal payments on notes payable of $1,151,661.

Capital expenditures.

During the year ended December 31, 2010, capital expenditures of $15,225,578 were used to acquire seismic equipment and vehicles, replace similar equipment and vehicles, and to purchase a new 3,000 channel GSR System.  The Company also purchased approximately 5,000 additional GSR channels and 8,500 additional ARAM channels.  Cash of $8,220,293, notes of $4,975,110 from a commercial bank, and capital lease obligations from a vehicle leasing company of $2,030,175 were used to finance these acquisitions.  During March of 2011, the Company entered into an agreement to purchase 5 new vibration vehicles and 2,500 channels of GSR seismic recording equipment for a total purchase price of approximately $5,500,000 to be paid from existing cash.  The Company expects to take delivery of this equipment during April and May of 2011.  Although we do not budget for our capital expenditures, we may purchase additional equipment during 2011 as the demand for our services warrants.

Capital Resources

Historically, we have relied on cash generated from operations, short-term borrowings from commercial banks and equipment lenders, and loans from directors to fund our working capital requirements and capital expenditures.

The Company has a revolving line of credit agreement with a commercial bank.  The borrowing limit under the revolving line of credit agreement is $5,000,000 and was renewed on  September 16, 2009, and again on September 16, 2010.  The revolving line of credit agreement does not expire until September 16, 2011.  Our obligations under this agreement are secured by a security interest in our accounts receivable and 2,000 channels of GSR System seismic recording equipment acquired in September of 2010.  Interest on the outstanding amount under the line of credit loan agreement is payable monthly at the greater of the prime rate of interest or five percent. The credit loan agreement currently provides for non-financial and financial covenants including  a ratio of debt to worth not in excess of 1.25 to 1.0.  As of December 31, 2010, we had no borrowings outstanding under the line of credit loan agreement.

In December of 2007, we completed a $4,120,254 loan transaction with a commercial lender for the purpose of providing funds for the purchase of our seventh new ARAM ARIES recording system. This loan is repayable over a period of 48 months at a fixed per annum interest rate of 6.38%. This loan is collateralized by the new recording system equipment and the recording vehicles and two semi-trailers that transport the newly purchased equipment between jobs.  In January of 2008, the Company entered into a $2,463,101 loan agreement with a bank to provide financing for the purchase of new vibration vehicles.  The loan is repayable over a period of 57 months at a fixed per annum interest rate of 6.35% and is collateralized by the vibration vehicles.  In February of 2008, the Company exercised its purchase option for seismic recording equipment it had been renting.  In March of 2008, the Company entered into a $2,975,844 loan agreement with a commercial lender to provide financing for the purchase of this rented equipment and to replace an existing loan the Company had with the lender.  This loan is repayable over a period of 48 months at a fixed per annum interest rate of 5.75% and is collateralized by the equipment.  In July of 2008, the Company entered into a $3,200,000 loan agreement with a bank to provide financing for the purchase of seismic recording equipment.  This loan is repayable over 36 months at a fixed per annum interest rate of 6.00% and is collateralized by the equipment.  In August of 2008, the Company entered into a $2,003,700 loan agreement with a bank to provide financing for the purchase of new vibration vehicles.  This loan is repayable over 36 months at a fixed per annum interest rate of 6.00% and is collateralized by the vibration vehicles.  In September of 2008, the Company entered into a $2,690,402 loan agreement with a commercial lender to provide financing for our eighth new ARAM ARIES recording system. This loan is repayable over a period of 48 months at a fixed per annum interest rate of 6.00% and is collateralized by the recording system.  Also in September of 2008, the Company entered into a $1,092,053 loan agreement with the same commercial lender to provide financing for recording equipment that goes with the eighth ARAM ARIES recording system.  This loan is co-terminus with the loan for the recording system, carries a fixed per annum interest rate of 6.00%, and is collateralized by the recording equipment.  In January of 2008, Eagle Canada entered into a $4,660,070 loan agreement with a bank to provide financing for the purchase of a new ARAM ARIES recording system.  This loan is repayable over a period of 36 months at a fixed per annum interest rate of 6.14% and is collateralized by the recording system.  In June of 2010, we purchased a 3,000 channel Geosource seismic recording system for approximately $3,598,000.  This system was paid for in July of 2010 with existing cash.  In September of 2010, the Company entered into a $1,988,910 loan agreement with a commercial lender to purchase 2,000 additional recording channels that were added to the 3,000 channel Geosource seismic recording system purchased in July of 2010.  This loan carries a fixed per annum interest rate of 5.00%, and is collateralized by the 2,000 channels of recording equipment.  In November of 2010, the Company paid $2,247,019 with existing cash for the purchase of 4,500 additional ARAM recording channels.  In December of 2010, the Company entered into a $2,986,200 loan agreement with a commercial lender to purchase 3,000 additional GSR System recording channels.  This loan carries a fixed per annum interest rate of 5.00% and is collateralized by the equipment.

In January of 2006, we leased a 600 square foot facility in Houston, Texas, to be used as a sales office.  The monthly rent is currently $564.  In July of 2006, we entered into a lease for 7,269 square feet of office space located in Plano, Texas.  In September of 2006, we relocated our corporate offices to this facility, and in September of 2008 increased the size of this lease to 8,523 square feet of office space.  The monthly rent is currently $13,140.  In October of 2006, we leased an 800 square foot facility in Oklahoma City, Oklahoma, to be used as a sales office.  This lease is now on a month-to-month basis and the current monthly rent is $665.  In September of 2008, we leased a 400 square foot facility is Pratt, Kansas, to be used as a permit office.  This lease is now on a month-to-month basis, and the current monthly rent is $500.  In November of 2008, we vacated our Plano repair, warehouse, and outdoor storage facilities and moved to a leased repair, warehouse, and outdoor storage facility in Denison, Texas.  The Denison, Texas, facility consists of one 5,000 square foot building, two 10,000 square foot adjacent buildings, and an outdoor storage area of approximately 60,500 square feet.  The monthly rent is currently $12,602. In April of 2010, we leased a 915 square foot office facility in Midland, Texas, to be used as a sales office. This monthly rent is currently $839.  Upon the acquisition of Eagle Canada, we assumed a lease entered into in August of 2008 for 3,030 square feet of office space located in Calgary, Alberta.  The monthly rent is currently $12,314.  In addition, Eagle Canada leases a 10,088 square foot facility, also located in Calgary, Alberta, that is used as a shop and warehouse.  Effective April of 2010, we entered into a lease agreement for this facility. The monthly rent is currently $8,043. Prior to this date this facility was leased on a month-to-month basis.  The Company is not responsible for insuring these facilities.  The conditions of these facilities are good, and we believe that these properties are suitable and adequate for our foreseeable needs.

Contractual Obligations

The following table summarizes payments due in specific periods related to our contractual obligations as of December 31, 2010:

	Payments Due by Period (1)
		Within			After
Contractual Obligations	Total	1 Year	1-2 Years	3-5 Years	5 Years
	(In thousands)
Operating lease obligations	$1,664	$570	$810	$284	$
Debt obligations	$11,035	$6,317	$4,718	$—		$—
Capital lease obligations	$2,374	$1,071	$1,210	$93		$—
Total	$15,073	$7,958	$6,738	$377	$

(1)          See “Capital Resources” above for a discussion of the contractual obligations we have incurred since December 31, 2010.

We believe that our capital resources, including our short-term investments, funds available under our line of credit loan agreement, and cash flow from operations, are adequate to meet our current operational needs. We believe that we will be able to finance our 2011 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our line of credit loan agreement.  However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance which is subject to the risks inherent in our business.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements.

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

Revenue Recognition

Seismic Surveys

The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers.  A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party upon 30 days’ advance written notice, is entered into for every project.  These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project.  The duration of these projects will vary from a few days to several months.  The Company recognizes revenue when services are performed under both types of agreements.  Services are defined as the commencement of data acquisition.  Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement.   TGC recognizes revenue on turnkey agreements  as services are performed on a per unit of seismic data acquired rate.  Eagle Canada recognizes revenue on turnkey agreements as services are performed on a per unit of seismic data laid-out rate, which is standard industry practice in Canada. Under term agreements, revenue is recognized, by both TGC and Eagle Canada, as services are performed based on the time worked rate provided in the term agreement.  Under both turnkey and term agreements, cost of earned revenue is recognized by multiplying total estimated agreement cost by the percentage-of-completion of the agreement.  The excess of that amount over the cost of earned revenue reported in prior periods is recognized as cost of earned revenue for the period.  Agreements are not segmented nor combined for purposes of calculating percentage of completion.  The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents cost incurred on turnkey agreements in excess of billings on those agreements.  The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of cost on those agreements.  Claims have been negligible in the years ended December 31, 2010, 2009, and 2008.

Gravity Data

The Company owns a data bank which contains gravity data, and to a lesser extent magnetic data, from many of the major oil and natural gas producing areas located within the U.S.  When an order for gravity data is received, the portion of gravity data requested by the customer is prepared in digital format for licensing and shipment to the customer.  This process is performed by an employee in the Company’s headquarters office and normally takes no longer than a few days.  The licensing of gravity data is not a material part of the Company’s revenue.  Gravity data revenue during the years ended December 31, 2010, 2009, and 2008,  was approximately $24,000, $20,300, and $46,100,  respectively.

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

Allowance for Doubtful Accounts

We prepare our allowance for doubtful accounts receivable based on our past experience of historical write-offs, our current customer base, and our review of past due accounts. The inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of our customers.  In the fourth quarter of 2009, we recorded an allowance against the account of a slow paying customer.  In the third quarter of 2010, this allowance was reversed because we determined an allowance was no longer required.

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

Stock Based Compensation

We recognize the fair value of the stock-based compensation awards, including stock options and restricted stock, as wages in the consolidated statements of earnings on a straight-line basis over the vesting period of the related stock options or restricted stock awards.  This has resulted in the recognition of compensation expense, relative to stock-based awards, in wages in the consolidated statements of earnings of approximately $508,000, or approximately $0.03 per share, for the year ended December 31, 2010, and $366,000, or approximately $0.02 per share, for the year ended December 31, 2009.

Shares of restricted stock were issued to employees of the Company under the 2006 Stock Awards Plan as follows:  18,900 in August of 2007; 10,000 in June of 2008; 5,000 in July 2009; and 5,000 in May of 2010.  In addition, stock options were issued to employees of the Company under the 2006 Stock Awards Plan as follows:  335,000 in October of 2008 and 135,000 in November of 2009.  No stock options were granted to employees in 2010.  As of December 31, 2010, there was approximately $334,500 of unrecognized compensation expense related to our  share-based compensation plan.

Recently Issued Accounting Pronouncements

In July 2010, the FASB issued accounting standard update (“ASU”) 2010-20, “Receivables — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about certain financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of this standard did not have a significant impact on our financial statements or disclosures.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any hedging agreements or swap agreements. Our principal market risk is the risk related to the concentration of our customers in the oil and natural gas industry. Since our customers are involved in the oil and natural gas industry, there may be a positive or a negative effect on our exposure to credit risk in that our customers may be similarly affected by changes in economic and industry conditions. For the year ended December 31, 2010, our largest customer accounted for approximately 15% of revenues.  For the year ended December 31, 2009, our top customer accounted for approximately 31% of our revenues.  For the year ended December 31, 2008, our top two customers accounted for approximately 27% of our revenues.  We conduct business in Canada which subjected us to a foreign currency exchange rate risk.  Our results of operations and our cash flows could be impacted by changes in foreign currency exchange rates.

For further information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements

December 31, 2010, 2009, and 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

TGC Industries, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of TGC Industries, Inc. and Subsidiary (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TGC Industries, Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of TGC Industries, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2010 included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ LANE GORMAN TRUBITT, PLLC

Dallas, Texas

March 18, 2011

TGC Industries, Inc.

CONSOLIDATED BALANCE SHEETS

December 31,

	2010	2009
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$13,072,503	$25,504,149
Trade accounts receivable, net of allowance for doubtful accounts of $-0- in 2010 and $623,109 in 2009	17,166,709	9,455,224
Cost and estimated earnings in excess of billings on uncompleted contracts	4,578,580	474,059
Prepaid expenses and other	1,600,450	648,872
Prepaid federal and state income tax	1,219,165	943,600

Total current assets	37,637,407	37,025,904

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	115,252,066	100,687,976
Automobiles and trucks	10,868,295	8,914,434
Furniture and fixtures	418,643	397,879
Leasehold improvements	14,994	14,994
	126,553,998	110,015,283
Less accumulated depreciation and amortization	(76,838,372)	(62,431,950)
	49,715,626	47,583,333

Goodwill	201,530	1,408,089
Other assets	60,834	32,399
	262,364	1,440,488
Total assets	$87,615,397	$86,049,725

The accompanying notes are an integral part of these statements

TGC Industries, Inc.

CONSOLIDATED BALANCE SHEETS — Continued

December 31,

	2010	2009

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$9,261,238	$4,126,474
Accrued liabilities	1,808,149	1,337,437
Billings in excess of costs and estimated earnings on uncompleted contracts	5,486,017	7,077,941
Current maturities of notes payable	6,316,852	6,407,892
Current maturities of capital lease obligations	1,071,263	780,526

Total current liabilities	23,943,519	19,730,270

NOTES PAYABLE, less current maturities	4,718,492	5,875,390

CAPITAL LEASE OBLIGATIONS, less current maturities	1,302,963	631,757

LONG-TERM DEFERRED TAX LIABILITY	4,787,623	7,117,030

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—	—

Common stock, $.01 par value; 25,000,000 shares authorized; 19,242,251 and 18,323,091 in each period	192,423	183,231

Additional paid-in capital	27,512,709	27,014,078

Retained earnings	24,666,326	25,889,008

Treasury stock, at cost, 37,803 shares	(257,323)	(257,323)

Accumulated other comprehensive income (loss)	748,665	(133,716)

	52,862,800	52,695,278

Total liabilities and shareholders’ equity	$87,615,397	$86,049,725

The accompanying notes are an integral part of these statements

TGC Industries, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

	2010	2009	2008

Revenue	$108,318,801	$90,431,899	$86,769,742

Cost and expenses
Cost of services	85,932,862	65,379,612	55,935,068
Selling, general and administrative	6,894,500	5,522,939	4,468,883
Depreciation and amortization expense	15,343,804	14,621,237	13,911,124
	108,171,166	85,523,788	74,315,075

Income from operations	147,635	4,908,111	12,454,667

Interest expense	790,417	1,020,681	929,656

Income (loss) before income taxes	(642,782)	3,887,430	11,525,011

Income tax expense (benefit):
Current	433,350	1,289,938	609,569
Deferred	146,550	717,873	4,017,000
Income tax expense	579,900	2,007,811	4,626,569

Net income (loss)	$(1,222,682)	$1,879,619	$6,898,442

Net income (loss) per common share:
Basic	$(0.06)	$0.10	$0.36
Diluted	$(0.06)	$0.10	$0.36

Weighted average number of shares outstanding:
Basic	19,202,804	19,194,334	19,173,116
Diluted	19,202,804	19,261,243	19,254,043

The accompanying notes are an integral part of these statements

TGC Industries, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
			Additional			Other
	Common stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total

Balances at January 1, 2008	16,595,047	$165,950	$25,901,968	$17,110,947	$(257,323)	—	$42,921,542

5% common stock dividend	827,751	8,278	(9,104)	—	—	—	(826)

Options issued to outside Directors	—	—	150,000	—	—	—	150,000

Issuance of restricted common stock	10,000	100	(100)	—	—	—	—

Cancellation of restricted stock	(2,110)	(21)	21	—	—	—	—

Amortization of unearned compensation restricted stock awards	—	—	411,113	—	—	—	411,113

Amortization of compensation cost of unvested stock options	—	—	43,959	—	—	—	43,959

Exercise of stock options	4,631	46	3,154	—	—	—	3,200

Net income	—	—	—	6,898,442	—	—	6,898,442
Balances at December 31, 2008	17,435,319	174,353	26,501,011	24,009,389	(257,323)	—	50,427,430

5% common stock dividend	870,379	8,704	(9,089)	—	—	—	(385)

Options issued to outside Directors	—	—	150,000	—	—	—	150,000

Issuance of restricted common stock	5,000	50	(50)	—	—	—	—

Cancellation of restricted stock	(1,499)	(15)	15	—	—	—	—

Exercise of stock options	13,892	139	9,461	—	—	—	9,600

Amortization of unearned compensation restricted stock awards	—	—	182,812	—	—	—	182,812

Amortization of compensation cost of unvested stock options	—	—	179,918	—	—	—	179,918

Foreign currency translation adjustments	—	—	—	—	—	(133,716)	(133,716)

Net income	—	—	—	1,879,619	—	—	1,879,619
Balances at December 31, 2009	18,323,091	183,231	27,014,078	25,889,008	(257,323)	(133,716)	52,695,278

TGC Industries, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY -

CONTINUED

						Accumulated
			Additional			Other
	Common stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
5% common stock dividend	914,160	9,142	(9,573)	—	—	—	(431)

Issuance of restricted common stock	5,000	50	(50)	—	—	—	—

Amortization of unearned compensation restricted stock awards	—	—	86,230	—	—	—	86,230

Amortization of compensation cost of unvested stock options	—	—	422,024	—	—	—	422,024

Foreign currency translation adjustments	—	—	—	—	—	882,381	882,381

Net loss	—	—	—	(1,222,682)	—	—	(1,222,682)
Balances at December 31, 2010	19,242,251	$192,423	$27,512,709	$24,666,326	$(257,323)	$748,665	$52,862,800

TGC Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$(1,222,682)	$1,879,619	$6,898,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,343,804	14,621,237	13,911,124
Gain on disposal of property and equipment	(39,725)	(221,156)	(170,831)
Share based compensation	508,254	512,730	605,072
Deferred income taxes	146,550	717,873	4,017,000
Changes in operating assets and liabilities
Trade accounts receivable	(7,377,921)	(2,352,493)	6,299,590
Cost and estimated earnings in excess of billings on uncompleted contracts	(4,098,234)	1,875,709	(1,765,842)
Prepaid expenses and other	1,384,007	2,187,472	1,994,248
Prepaid federal and state income tax	(239,844)	1,044,631	(1,118,783)
Other assets	(27,495)	16,730	(24,487)
Trade accounts payable	1,944,647	(1,115,265)	1,638,647
Accrued liabilities	443,628	230,476	(860,322)
Billings in excess of cost and estimated earnings on uncompleted contracts	(1,604,706)	1,300,559	2,436,224
Net cash provided by operating activities	5,160,283	20,698,122	33,860,082

Cash flows from investing activities
Capital expenditures	(8,220,293)	(1,349,972)	(6,322,048)
Purchase of stock of Eagle Canada, Inc.	—	(10,345,000)	—
Net cash inflow on acquisition of subsidiary	—	370,822	—
Proceeds from sale of property and equipment	164,323	381,986	243,512
Net cash used in investing activities	(8,055,970)	(10,942,164)	(6,078,536)

Cash flows from financing activities
Principal payments on notes payable	(8,448,138)	(7,296,477)	(6,793,635)
Principal payments on capital lease obligations	(1,101,242)	(1,080,217)	(1,379,759)
Proceeds from exercise of stock options	—	9,600	3,200
Payment of dividends	(431)	(385)	(827)
Net cash used in financing activities	(9,549,811)	(8,367,479)	(8,171,021)
Net increase (decrease) in cash and cash equivalents	(12,445,498)	1,388,479	19,610,525

Effect of exchange rates on cash	13,852	1,319	—

Cash and cash equivalents at beginning of year	25,504,149	24,114,351	4,503,826

Cash and cash equivalents at end of year	$13,072,503	$25,504,149	$24,114,351

Supplemental cash flow information
Interest paid	$790,417	$1,020,681	$893,536
Income taxes paid	$1,479,446	$1,722,914	$1,692,057

TGC Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

Continued

	2010	2009	2008
Noncash investing and financing activities
Capital lease obligations incurred	$2,030,175	$609,734	$938,835
Financed equipment purchase	$4,975,110	$—	$14,425,099
Financed insurance premiums	$2,206,655	$2,087,288	$1,999,935
Restricted stock awards to employees net of cancellations	$20,750	$24,350	$67,258

Cash used in the purchase of Eagle Canada consisted of the following:

Cash and cash equivalents	$—	$(370,822)	$—
Trade accounts receivable	—	(1,245,336)	—
Other current assets	—	(861,911)	—
Deferred tax asset	—	(1,097,088)	—
Fixed assets	—	(9,940,118)	—
Goodwill	—	(1,226,992)	—
Current liabilities	—	918,390	—
Notes payable	—	1,496,494	—
Capital lease obligations	—	433,517	—
Long-term deferred tax liability	—	1,548,866	—

Purchase of stock of Eagle Canada, Inc.	$—	$(10,345,000)	$—

The accompanying notes are an integral part of these statements

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

NOTE A - NATURE OF OPERATIONS

TGC Industries, Inc. (TGC or the Company) is engaged in the geophysical services business and primarily conducts seismic surveys and sells gravity data to companies engaged in exploration in the oil and gas industry in the U.S. and Canada.

Management has evaluated subsequent events through March 18, 2011, which is the date of the consolidated financial statements were available to be issued.

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

December 31, 2010, 2009, and 2008

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

Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted cash flows estimated to be generated by those assets.  No impairment charge was necessary at December 31, 2010, 2009, and 2008.

Income Taxes

Deferred  tax assets and liabilities are recognized for  the future tax consequences attributable to differences between  financial statement carrying amounts of existing  assets and liabilities and their respective tax bases, in accordance with ASC Topic 740 (“Topic 740”).  Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.   Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.  The components of the deferred tax assets and liabilities are individually classified as current or non-current based on their characteristics.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In accordance with Topic 740, the  Company recognizes in its financial statements the impact of a tax position if that position is “more likely than not” to be sustained on audit, based on the technical merits of the position.  The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time.  Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.  Interest and penalties related to unrecognized tax benefits, if any, are recorded as income tax expense.  See Note I for further information.

Revenue Recognition

Seismic Surveys

The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers.  A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party upon 30 days advance written notice, is entered into for every project.  These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project.  The duration of these projects will vary from a few days to several months.  The Company recognizes revenue when services are performed under both types of agreements.  Services are defined as the commencement of data acquisition.  Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement.   TGC recognizes revenue on turnkey agreements, as services are performed on a per unit of seismic data acquired rate.  Eagle Canada recognizes revenue on turnkey agreements as services are performed on a per unit of seismic data laid-out rate, which is standard industry practice in Canada. Under term agreements, revenue is recognized, by both TGC and Eagle Canada, as services are performed based on the time

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition  - Seismic Surveys - Continued

worked rate provided in the term agreement.  Under both turnkey and term agreements, cost of earned revenue is recognized by multiplying total estimated agreement cost by the percentage-of-completion of the agreement.  The excess of that amount over the cost of earned revenue reported in prior periods is recognized as cost of earned revenue for the period.  Agreements are not segmented nor combined for purposes of calculating percentage of completion.  The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents cost incurred on turnkey agreements in excess of billings on those agreements.  The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of cost on those agreements.  Claims have been negligible in the years ended December 31, 2010, 2009, and 2008.

Gravity Data

The Company owns a data bank which contains gravity data, and to a lesser extent magnetic data, from many of the major oil and natural gas producing areas located within the U.S.  When an order for gravity data is received, the portion of gravity data requested by the customer is prepared in digital format for licensing and shipment to the customer.  This process is performed by an employee in the Company’s headquarters office and normally takes no longer than a few days.  The licensing of gravity data is not a material part of the Company’s revenue.  Gravity data revenue during the years ended December 31, 2010, 2009, and 2008,  was approximately $24,000, $20,300, and $46,100,  respectively.

Reclassifications

Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 presentation.

Share-Based Compensation

The Company has two stock-based compensation plans, which are described more fully in Note H.  The Company recognizes the fair value of the share-based compensation awards as wages in the Statements of Earnings on a straight-line basis over the vesting period.  As a result, during the years ended December 31, 2010, 2009, and 2008, the Company recognized compensation expense for unvested stock options of $422,024, $179,918, and $43,959,  respectively, and restricted stock of $ 86,230, $182,812, and  $411,113,  respectively.

No options were granted during the year ended December 31, 2010.  For the year ended December 31, 2009, the fair value of each option grant was estimated on the date of the grant using the Binomial Lattice option pricing model with the following assumptions used for the outstanding grants: risk-free interest rate of 2.30%; expected dividend yields of 0.0%; expected lives of 5.0 years; and expected volatility of 95.0%.  For the year ended December 31, 2008, the fair value of each option grant was estimated on the date of the grant using the Binomial Lattice option pricing model with the following assumptions used for the outstanding grants: risk-free interest rate of 2.90%; expected dividend yields of 0.0%; expected lives of 5.0 years; and expected volatility of 61.0%.

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

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

Earnings Per Share

Basic earnings per common share is based upon the weighted average number of shares of common stock outstanding.  Diluted earnings per share is based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants, and convertible securities.

All share and per share amounts for the years ended December 31, 2010, 2009 and 2008,  have been adjusted to reflect 5% stock dividends paid May 14, 2010, May 12, 2009, and April 28, 2008 to shareholders of record as of April 30, 2010, April 28, 2009, and April 14, 2008, respectively.

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

Recent Accounting Standards

In July 2010, the FASB issued accounting standard update (“ASU”) 2010-20, “Receivables — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about certain financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of this standard did not have a significant impact on our financial statements or disclosures.

NOTE C — COSTS, BILLINGS, AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts are as follows at December 31:

	2010	2009
Costs incurred on uncompleted contracts and estimated earnings	$8,455,739	$4,831,326
Less billings to date	(9,363,176)	(11,435,208)
	$(907,437)	$(6,603,882)

The components of uncompleted contracts are reflected in the consolidated balance sheets as follows at December 31:

	2010	2009
Costs and estimated earnings in excess of billings on uncompleted contracts	$4,578,580	$474,059
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,486,017)	(7,077,941)
	$(907,437)	$(6,603,882)

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

NOTE D - ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

	2010	2009
Compensation and payroll taxes	$1,412,711	$811,676
Accrued sales and use tax	6,988	101,542
Insurance	25,779	173,483
Accrued interest	73,105	73,105
Other	289,566	177,631
	$1,808,149	$1,337,437

NOTE E - DEBT

Line of Credit

In September of 2009, and again in September of 2010, the Company renewed its revolving line of credit allowing the Company to borrow, repay, and re-borrow, from time to time, up to $5,000,000.  Interest on the outstanding amount under the line of credit loan agreement is payable monthly at the greater of the prime rate of interest or five percent.  The credit loan agreement currently provides for non-financial and financial covenants including a debt to worth ratio not in excess of 1.25 to 1.0, and is secured by a security interest in our accounts receivable and 2,000 channels of GSR System seismic recording equipment acquired in September of 2010.  At December 31, 2010 and 2009, the Company had no borrowings outstanding under the line of credit loan agreement.

Notes Payable

Notes payable consists of the following at December 31:

	2010	2009

Note Payable to a finance company, Interest at 6.38%, due in fixed principal monthly installments of $85,839 plus interest; collateralized by equipment	$1,030,064	$2,060,127

Note Payable to a finance company, Interest at 5.75%, due in fixed principal monthly installments of $61,997 plus interest; collateralized by equipment	929,951	1,673,912

Note Payable to a finance company, Interest at 6.00%, due in fixed principal monthly installments of $56,050 plus interest; collateralized by equipment	1,177,051	1,849,651

Note Payable to a finance company, Interest at 5.33%, due in fixed principal monthly installments of $23,740 plus interest; collateralized by equipment	498,546	783,429

Note Payable to a commercial bank, Interest at 6.00%, due in fixed principal monthly installments of $88,889 plus interest; collateralized by equipment	622,219	1,688,887

Note Payable to a commercial bank, Interest at 6.00%, due in fixed principal monthly installments of $55,658 plus interest; collateralized by equipment	445,276	1,113,172

Note Payable to a commercial bank, Interest at 6.35%, due in monthly installments of $50,170 including interest; collateralized by equipment	1,172,028	1,682,254

Note payable to a finance company interest at 5.50% to 5.95%, due in monthly installments of $221,002 to $227,454 including interest	220,039	158,567

Note Payable to a commercial bank, Interest at 6.14%, due in fixed principal monthly installments of $102,033 plus interest; collateralized by equipment	—	1,186,578

Note Payable to a finance company, Interest at 7.00%, due in fixed principal monthly installments of $12,413 plus interest	122,287	86,705

Note Payable to a commercial bank, Interest at 5.00%, due in fixed principal monthly installments of $82,950 plus interest	2,986,200	—

Note Payable to a commercial bank, Interest at 5.00%, due in fixed principal monthly installments of $59,581 including interest	1,831,683	—
	11,035,344	12,283,282
Less Current Maturities	(6,316,852)	(6,407,892)
	$4,718,492	$5,875,390

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

NOTE E - DEBT

Notes Payable - Continued

Aggregate annual maturities of notes payable at December 31, 2010 are as follows:

Year Ending
December 31,

2011	$6,316,852
2012	3,147,928
2013	1,570,564
2014	—
$11,035,344

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

NOTE F — LEASES

Capital Lease Obligations

The Company leases vehicles and certain specialized seismic equipment under leases classified as capital leases. The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of December 31, 2010.

Year Ending
December 31,

2011	$1,212,139
2012	807,883
2013	492,469
2014	63,787
2015	33,339
Total minimum lease payments required	2,609,617
Less: Amount representing interest	(235,391)
Present value of minimum lease payments	2,374,226
Less current maturities	(1,071,263)
$1,302,963

The net book value of the capital assets leased was approximately  $2,942,000 and  $1,928,000 as of December 31, 2010 and 2009, respectively. Total accumulated depreciation for fixed assets under capital lease with remaining obligations was approximately $1,918,000 and $1,711,000 as of December 31, 2010, and 2009, respectively.  Interest rates on these leases range from  7.44% to  10.51%.

Operating Lease Obligations

The Company leases six offices and two warehouse facilities under operating leases that expire at various dates between January 2011 and July 2015 with two leases on a month to month basis.  One of the office facilities, used by the Company as its corporate headquarters, is located in Plano, Texas.  One of the office facilities, used by Eagle Canada, is located in Calgary, Alberta. The warehouse facilities, used as warehouse and equipment repair facilities, are located in Denison, Texas, and Calgary, Alberta.  Three office facilities are used as sales offices and are located in Houston, Texas, Midland, Texas, and Oklahoma City, Oklahoma.  The remaining office facility, located in Pratt, Kansas, is used as a permitting office.  Rent expense for these facilities for the years ended December 31, 2010, 2009, and 2008 were approximately $580,000, $450,000, and $350,000, respectively.

The following is a schedule by years of future minimum rental payments required under the operating leases as of December 31, 2010:

2011	$569,822
2012	421,491
2013	388,921
2014	194,066
2015 and thereafter	89,746
Total minimum payments required	$1,664,046

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

NOTE G — FAIR VALUE OF DEBT OBLIGATIONS

The fair value of debt obligations is estimated using discounted cash flows based on the Company’s incremental borrowing rate for similar types of borrowings.  A comparison of the carrying value and fair value of these instruments is as follows:

	December 31,
	2010	2009

Carrying value	$11,035,344	$12,283,282
Fair value	$11,044,999	$12,277,811

NOTE H — SHAREHOLDERS’ EQUITY

Income (loss) Per Share

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share:

	December 31,
	2010	2009	2008

Numerator:
Net income (loss)	$(1,222,682)	$1,879,619	$6,898,442

Denominator:
Basic - weighted average common shares outstanding	19,202,804	19,194,334	19,173,116
Effect of Dilutive Securities:

Stock options	—	66,909	80,927
	19,202,804	19,261,243	19,254,043

Basic net income (loss) per share	$(0.06)	$0.10	$0.36
Diluted net income (loss) per share	$(0.06)	$0.10	$0.36

Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive total 761,959 and 380,433 for the years ended December 31, 2010 and 2009, respectively.

All share and per share amounts have been adjusted to reflect 5% stock dividends paid May 14, 2010, May 12, 2009, and April 28, 2008,  to shareholders of record as of April 30, 2010, April 28, 2009, and April 14, 2008.

Share-Based Compensation Plans

The Company’s 1999 stock option plan (the “1999 Plan”) expired in 2009.  However, options covering 84,058 shares remained outstanding at December 31, 2009.  These options expired, unexercised, during the year ended December 31, 2010.  As a result, no options were outstanding under the 1999 Plan at December 31, 2010, and no additional options may be granted under the 1999 Plan.

The Company currently has in effect a 2006 stock award plan (the “2006 Plan”).  At the June 11, 2010 Annual Meeting of Shareholders, the shareholders approved an increase of 2,000,000 shares of common stock for issuance  under the 2006 Plan.  This increased the total aggregate number of shares of common stock under the 2006 Plan to 3,000,000 shares.  The 2006 Plan provides for the granting of stock options, common stock, and restricted stock.  The 2006 Plan is administered by a committee of the Board of Directors (“the Committee”).  Currently the Committee is comprised of three directors.  Any stock options granted under the 2006 Plan will be exercisable as set forth in the option agreements pursuant to which they are issued, but in no event will stock options be exercisable after the expiration of five (5) years from the date of grant.  Outstanding options, under the 2006 Plan at December 31, 2010, have vesting periods ranging from the date of grant to the third annual anniversary of the grant.

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

NOTE H — SHAREHOLDERS’ EQUITY

Share-Based Compensation Plans - Continued

During 2010, no options were granted and 3,308 options were canceled under the 2006 Plan.  During 2009, 241,430 options were granted and 20,000 options were cancelled or exercised under the 2006 Plan.  Restricted stock consists of shares that are transferred by the Company to a participant, but are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the participant.  Any restricted stock granted or issued under the 2006 Plan will vest as set forth in the restricted stock agreement pursuant to which it was issued or granted.  The provisions of the restricted stock agreements need not be the same with respect to each participant.  In April of 2006, August of 2007, June of 2008, June of 2009, and May of 2010, the Committee granted 111,711, 20,837, 11,025, 5,250 and 5,000 shares of restricted stock, respectively.  The shares of restricted stock were issued in the names of the grantees and have restrictive legends prohibiting their sales prior to vesting.  Vesting periods, for restricted stock issued to date, range from six months to the third annual anniversary of the grant.  Upon vesting, a new certificate will be issued for the vested portion without the restrictive legend.

During the years ended December 31, 2010, 2009, and 2008, the Company recognized compensation expense associated with the restricted stock of $86,230, $182,812, and $411,113, respectively.  During the year ended December 31, 2010, no unamortized deferred stock-based compensation was related to any employee that left the Company.  As a result of employees who left the Company during the years ended December 31, 2009, and 2008, the Company reversed approximately $4,000, and $19,400, respectively, of deferred stock-based compensation and approximately $4,000, and $19,300, respectively, of additional paid-in capital, which represented the unamortized balance of deferred stock-based compensation relating to the employees who left the Company.  The number of shares of restricted stock issued in August of 2007, has been adjusted to reflect the 5% stock dividends paid in May of 2010, May of 2009 and April of 2008.  The number of shares of restricted stock issued in June of 2008 has been adjusted to reflect the 5% stock dividends paid in May of 2010 and May of 2009.  The number of shares of restricted stock issued in June of 2009 has been adjusted to reflect the 5% stock dividend paid in May of 2010.

During the years ended December 31, 2010, 2009, and 2008, the Company recognized compensation expense associated with unvested options under the 1999 and 2006 Plans of $422,024, $179,918, and $43,959, respectively.

The following table summarizes activity under the Plans:

		Weighted
	Shares under	Average
	Option	exercise price

Balance at December 31, 2007	157,526	$5.31
Granted	488,892	$3.08
Exercised	(4,631)	$.69
Canceled	—	$—
Balance at December 31, 2008	641,787	$3.64
Granted	241,430	$4.01
Exercised	(13,892)	$.69
Canceled	(20,000)	$3.37
Balance at December 31, 2009	849,325	$3.80
Granted	—	$—
Exercised	—	$—
Canceled	(87,366)	$4.27
Balance at December 31, 2010	761,959	$3.75

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

NOTE H — SHAREHOLDERS’ EQUITY

Share-Based Compensation Plans - Continued

The following information applies to options outstanding and exercisable at December 31, 2010:

			Weighted
			average
			remaining	Weighted
	Range of	Number	contractual	average
	Exercise prices	outstanding	life (in years)	exercise price
Outstanding options	$3.06 – $8.38	761,959	3.08	$3.75
Exercisable options	$3.06 – $8.38	550,032	3.00	$3.83

NOTE I - INCOME TAXES

The income tax provision charged to continuing operations for the years ended December 31, 2010, 2009, and 2008, was as follows:

	2010	2009	2008

Current:
U.S. federal	$(190,869)	$774,429	$243,569
Foreign	250,190	142,358	—
State and local	374,029	373,151	366,000
	433,350	1,289,938	609,569

Deferred expense	146,550	717,873	4,017,000
	$579,900	$2,007,811	$4,626,569

The components of the Company’s loss before income tax expense attributable to domestic and foreign operations amounted to $(3,002,790) and $2,360,008, respectively, for the year ended December 31, 2010.  The components of the Company’s income before income tax expense attributable to domestic and foreign operations amounted to $3,344,531 and $542,899, respectively, for the year ended December, 2009.  All 2008 income was attributable to domestic operations.  The income tax provision differs from the amount of income tax determined by applying the  U.S.  federal income tax rate to pretax income from continuing operations for the years ended December 31, 2010, 2009 and 2008,  due to the following:

	2010	2009	2008
Computed “expected” tax expense	$(218,546)	$1,321,726	$3,918,504
Increase in income taxes resulting from:
Nondeductible expenses and other	548,943	407,168	470,165
State and local taxes, net of federal benefit	249,503	278,917	237,900
	$579,900	$2,007,811	$4,626,569

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

NOTE I - INCOME TAXES — CONTINUED

Net deferred tax liabilities consist of the following components as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets
Foreign tax credits	$250,190	$144,626
Foreign capital losses	—	399,907
Net operating loss carry forwards	933,537	—
Other	4,369	11,491
Total gross deferred tax assets	1,188,096	556,024
Less valuation allowance	—	(399,907)
Total deferred tax assets	1,188,096	156,117

Deferred tax liability
Property and equipment	(5,975,719)	(7,273,147)
Total deferred tax liabilities	$(4,787,623)	$(7,117,030)

The components giving rise to the net deferred tax items described above have been included in the accompanying balance sheets as of December 31, 2010 and 2009, as follows:

	2010	2009

Current assets	$—	$—
Noncurrent (liabilities)	(4,787,623)	(7,117,030)
	$(4,787,623)	$(7,117,030)

Approximately $2.6 million in net operating losses, for U.S. federal tax purposes, derived in 2010, are expected to be carried back to prior U.S. tax returns, which results in a current tax benefit.  As of December 31, 2010, the Company has U.S. net operating loss carry forwards for U.S. federal income tax purposes of approximately $2.8 million.  These net operating losses are available to offset future federal taxable income, if any, and expire from 2027 through 2029.  The amount of net operating loss carry forwards that may reduce federal income taxes in any given year are subject to annual limitations and taxable income requirements.  The foreign tax credits of $250,190 derived in 2010 expire in 2020.

The Company files a U.S. consolidated federal income tax return for operating activities in the U.S. and Canada.  The Company also files federal and local tax returns in Canada as well as state tax returns in a number of state and local jurisdictions in the U.S.  The Company’s U.S. federal income tax returns for 2007 through 2009 remain subject to audit by the IRS.  The Company’s income tax returns filed in Canada for 2006 through 2009 remain subject to examination by Canadian authorities.  As of December 31, 2010 and 2009, the Company had no unrecognized tax benefits within its provision for income taxes.

NOTE J - 401(k) PLAN

The Company has a 401(k) salary deferral plan which covers all employees who have reached the age of 20.5 years and have been employed by the Company for at least one year. The covered employees may elect to have an amount deducted from their wages for investment in the retirement plan. The Company makes contributions to the plan equal to 50% of each participant’s salary reduction contributions to the plan up to 6% of the participant’s compensation. The Company’s matching contribution to the plan was approximately $79,000, $16,000, and $78,000, for the years ended December 31, 2010, 2009, and 2008, respectively.

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

NOTE K - CONCENTRATION OF CREDIT RISK

The Company sells its geophysical services primarily to large independent oil and gas companies operating in the U.S. and Canada.  The Company performs ongoing credit evaluations of its customer’s financial condition and, generally, requires no collateral from its customers.

During 2010, our largest customer accounted for approximately 15% of revenues.  During 2009 our largest customer accounted for approximately 31% of revenues.  During 2008 our two largest customers accounted for approximately 27% of revenues.  As of December 31, 2010, two customers accounted for 18% and 11% of outstanding accounts receivable, respectively.  As of December 31, 2009, three customers accounted for 19%, 19%, and 12% of outstanding accounts receivable, respectively.  During 2010, no vendor represented over 10% of our purchases.  During 2009 our two largest vendors accounted for approximately 22% and 10% of our purchases.  No vendor represented over 10% of purchases in 2008.

NOTE L - CONTINGENCIES

In conducting its activities, the Company from time to time is the subject of various claims arising from the ordinary course of business.  In the opinion of management, the ultimate resolution of such claims is not expected to have a material adverse effect upon the financial position of the Company.

NOTE M — QUARTERLY FINANCIAL DATA — (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended
2010	March 31	June 30	September 30	December 31

Revenues	$30,294	$22,481	$22,844	$32,700
Income (loss) from operations	1,155	(1,388)	(1,531)	1,912
Net Income (loss)	551	(1,211)	(1,271)	708
Net income (loss) per share basic	.03	(.06)	(.07)	.04
Net income (loss) per share diluted	.03	(.06)	(.07)	.04

	Three Months Ended
2009	March 31	June 30	September 30	December 31

Revenues	$36,011	$22,591	$16,083	$15,747
Income (loss) from operations	8,793	2,424	(2,481)	(3,828)
Net Income (loss)	5,035	1,242	(1,734)	(2,663)
Net income (loss) per share basic	.26	.06	(.09)	(.14)
Net income (loss) per share diluted	.26	.06	(.09)	(.14)

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

NOTE N — ACQUISITION OF EAGLE CANADA SUPPLEMENTARY DATA — (UNAUDITED)

On October 19, 2009, we disclosed our entry into a Material Definitive Agreement regarding the acquisition of the stock of Eagle Canada, Inc. (“Eagle Canada”), a Delaware corporation.  Eagle Canada was a wholly-owned subsidiary of Eagle Geophysical, Inc. and Eagle Geophysical Onshore, Inc. (the “Debtors”) which were debtors in a Chapter 11 bankruptcy proceeding in Houston, Texas.  Eagle Canada is in the business of providing seismic data and surveying services to the Canadian energy industry and has its principal place of business located in Calgary, Alberta, Canada.  By Order dated October 14, 2009, the Bankruptcy Court approved the sale of the Eagle Canada stock by the Debtors to TGC and authorized the Debtors to enter into a Stock Purchase Agreement with TGC.  In accordance with the terms of the Stock Purchase Agreement, the sale transaction closed on October 16, 2009, with TGC acquiring the Eagle Canada stock for a total purchase price of approximately $10.3 million paid from existing cash.  The acquisition provides the Company with a new geographic region in which to operate.  The seismic recording equipment used by Eagle Canada is interchangeable with that of TGC.  As stated above, TGC acquired Eagle Canada effective October 19, 2009 and recorded provisional amounts in the original purchase price allocation.  The purchase price allocation was finalized in 2010, which eliminated goodwill of $1.2 million, reduced the value assigned to fixed assets by $1.3 million, reduced the value assigned to foreign deferred tax liabilities by $1.6 million, and established a deferred tax asset, categorized within deferred tax liabilities, for a net operating loss carryforward in the amount of approximately $900,000 as of the acquisition date.  Foreign deferred tax liabilities of $1.6 million were offset primarily against goodwill to remove foreign deferred taxes creditable against U.S. federal income taxes.  Deferred taxes were also adjusted to reflect the finalization of net operating loss credits that came forward from the acquisition and to reflect the final valuation of acquired fixed assets.  The finalization had no significant impact on earnings for 2009.  As of December 31, 2010, the Company’s measurement period adjustments are complete.

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

NOTE O — COMMITMENTS AND CONTINGENCIES

During March of 2011, the Company entered into an agreement to purchase 5 new vibration vehicles and 2,500 channels of GSR seismic recording equipment for a total purchase price of approximately $5,500,000 to be paid from existing cash.  The Company expects to take delivery of this equipment during April and May of 2011.

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

Disclosure Controls and Procedures

The Company maintains controls and procedures to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC.  Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize, and report information required to be included in reports filed or submitted under the Exchange Act within the required time period.  There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, was not audited by Lane Gorman Trubitt, L.L.P., the independent registered public accounting firm which audited the Company’s consolidated financial statements as the Company became exempt from the internal controls over financial reporting audit requirement upon passage of the Dodd-Frank Act in July 2010.

ITEM 9B.  OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Form 10-K is hereby incorporated by reference from the earlier filed of:  (i) an amendment to this annual report on Form 10-K or (ii) the Company’s definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is hereby incorporated by reference from the earlier filed of:  (i) an amendment to this annual report on Form 10-K or (ii) the Company’s definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Form 10-K is hereby incorporated by reference from the earlier filed of:  (i) an amendment to this annual report on Form 10-K or (ii) the Company’s definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Form 10-K is hereby incorporated by reference from the earlier filed of:  (i) an amendment to this annual report on Form 10-K or (ii) the Company’s definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 of Form 10-K is hereby incorporated by reference from the earlier filed of:  (i) an amendment to this annual report on Form 10-K or (ii) the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report.

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

TGC INDUSTRIES, INC.

Date: March 18, 2011	By:	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 18, 2011	By:	/s/ Wayne A. Whitener
Wayne A. Whitener
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: March 18, 2011	By:	/s/ James K. Brata
James K. Brata
Vice President, Secretary, Treasurer, and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 18, 2011	By:	/s/ William J. Barrett
William J. Barrett
Director

Date: March 18, 2011	By:	/s/ Herbert M. Gardner
Herbert M. Gardner
Director

Date: March 18, 2011	By:	/s/ Allen T. McInnes
Allen T. McInnes
Director

Date: March 18, 2011	By:	/s/ Edward L. Flynn
Edward L. Flynn
Director

Date: March 18, 2011	By:	/s/ Stephanie P. Hurtt
Stephanie P. Hurtt
Director

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
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

10.4

Amended and Restated Promissory Note by and between TGC Industries, Inc. and Sovereign Bank, dated September 16, 2009, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2009, and incorporated herein by reference.

10.5

Amendment to Amended and Restated Loan and Security Agreement and Amended and Restated Promissory Note by and between TGC Industries, Inc. and Sovereign Bank, dated September 16, 2010, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2010, and incorporated herein by reference.

+10.6	2006 Stock Awards Plan, dated March 30, 2006, filed as Exhibit A to the Company’s definitive proxy statement on Form DEFR 14A dated April 25, 2006, and incorporated herein by reference.

+10.7	Amendment to the 2006 Stock Awards Plan dated April 12, 2010, included in the Company’s Definitive Proxy Statement filed on April 23, 2010, and incorporated herein by reference.

*23.1	Consent of Lane Gorman Trubitt, PLLC, independent registered public accountants to incorporation of report by reference.

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

+ Management contract on compensatory plan, contract, or arrangement.