Form 10-K/A
period 2010-12-31
TGC INDUSTRIES INC
filed 2011-04-15
CIK 799165

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 033-19694

TGC Industries, Inc.

(Exact name of registrant as specified in its charter)

Texas	74-2095844
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

101 East Park Blvd., Suite 955, Plano, Texas	75074
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 881-1099

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $39,980,263.

Number of shares of Common Stock outstanding as of April 13, 2011:  19,238,856.

TGC Industries, Inc.

i

EXPLANATORY NOTE

TGC Industries, Inc. (the “Company,” “TGC,” “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (“Amended Report”) to its Annual Report on Form 10-K for the period ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on March 18, 2011 (“Original Report”), for the sole purpose of including disclosures under Part III, Items 10 through 14, of Form 10-K, which were not included in the Original Report. Our definitive proxy statement for our 2011 Annual Meeting of Stockholders will not be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010; therefore, we are filing this Amended Report to provide the incorporated information within the required time period.

Except as described above, the Company has not modified or updated disclosures presented in the Original Report in this Amended Report. Accordingly, this Amended Report does not reflect events occurring after the filing of our Original Report or modify or update those disclosures, including the exhibits to the Original Report, affected by subsequent events. As such, our Original Report continues to speak as of March 18, 2011 (the date it was filed with the SEC). Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amended Report under Item 15 of Part IV hereof.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Board of Directors

Information concerning each member of TGC’s Board of Directors (the “Board”) is set forth below:

Name, Age, and Business Experience	Positions with Company

Wayne A. Whitener, 59

Director of the Company since 1984; President of the Company since July 1986; Chief Executive Officer of the Company since 1999; Chief Operating Officer of the Company from July 1986 to December 1998; Vice President of the Company from 1983 to July 1986; Director of Supreme Industries, Inc., a manufacturer of specialized truck bodies and shuttle buses, since 2008; and Director of Chase Packaging Corporation, a development stage company, since 2009. Mr. Whitener was selected to serve as a director of the Company because of his depth of understanding of the Company’s operations, his strong leadership skills, his extensive employment experience with the Company, and his significant industry and management expertise.

Chief Executive Officer, President, and Director

Allen T. McInnes, Ph.D., 73

Director of the Company since 1993; Chairman of the Board from July 1993 to March 2004; Secretary of the Company from November 1997 to March 2004; Chief Executive Officer of the Company from August 1993 to March 1996; Director of Tetra Technologies, a chemical manufacturer, since 1993; President and Chief Executive Officer of Tetra Technologies, Inc. from April 1996 to January 2000; Chairman of the Board, President, and Treasurer of Chase Packaging Corporation, a development stage company, since 1997; and Dean of the Rawls College of Business at Texas Tech University from September 2001 to present. Dr. McInnes was selected to serve as a director of the Company due to his extensive background as an experienced leader of major organizations, his experience serving on the boards of other public companies, and his experience as chief executive officer of another public company. In addition, Dr. McInnes’ current position as Dean of the Business School at Texas Tech University provides the Board with a link to recent developments in business management practices. Dr. McInnes qualifies as an “audit committee financial expert” under the guidelines of the Securities and Exchange Commission.

Director

William J. Barrett, 71

Director of the Company since 1980; Secretary of the Company from 1986 to November 1997; President of Barrett-Gardner Associates, Inc., an investment banking firm, from November 2002 until June 2009; and since then President of W. J. Barrett Associates, Inc.; previously Senior Vice President of Janney Montgomery Scott LLC, an investment banking firm, from 1978 to 2002; Director, Executive Vice President, and Secretary of Supreme Industries, Inc., a manufacturer of specialized truck bodies and shuttle buses, since 1979; Chairman of the Board of Rumson-Fair Haven Bank and Trust, a New Jersey state independent, commercial bank and trust company, since 2000; Director of MassMutual Corporate Investors, a close-end investment company, since July of 2006; Director of MassMutual Participation Investors, a close-end investment company, since July of 2006; Director of Chase Packaging

Director

Name, Age, and Business Experience	Positions with Company

Corporation, a development stage company, since 2001. Mr. Barrett brings to the Board keen business and financial judgment and an extraordinary understanding of the Company’s business, history, and organization, as well as extensive leadership experience.

Herbert M. Gardner, 71

Director of the Company since 1980; Executive Vice President of Barrett-Gardner Associates, Inc., an investment banking firm, from November 2002 until June 2009; and previously Senior Vice President of Janney Montgomery Scott LLC, an investment banking firm, from 1978 to 2002; Chairman of the Board of Supreme Industries, Inc. (“Supreme”), a manufacturer of specialized truck bodies and shuttle buses, since 1979; Chief Executive Officer of Supreme from 1979 to January 2011; President of Supreme from June 1992 to February 2006; Director of Rumson-Fair Haven Bank and Trust Company, a New Jersey state independent, commercial bank and trust company, since 2000; Director of Chase Packaging Corporation, a development stage company, since 2001; former Director of Nu-Horizons Electronics Corp., an electronics component distributor, from 1984 until January 2011; and former Director of MKTG, Inc., a marketing and sales promotion company from 1997 until January 2010. Mr. Gardner was selected to serve as a director of the Company due to his extensive management experience, his deep understanding of the Company and its history and organization, his strong leadership skills, his outstanding business and financial judgment, and his experience as chief executive officer of another public company.

Director

Edward L. Flynn, 76

Director of the Company since 1999; Owner of Flynn Meyer Company, a management company for the restaurant industry, since 1976; Director and Treasurer of Citri-Lite Co., a soft drink company, since 1994; Director of Supreme Industries, Inc., a manufacturer of specialized truck bodies and shuttle buses, since 2007; Director of Bioject Medical Technologies Inc., a medical device company, since 2007; and Director of Chase Packaging Corporation, a development stage company, since 2007. Mr. Flynn is an experienced leader of large organizations and brings to the Board strong executive management skills and experience serving on the boards of other public companies.

Director

Stephanie P. Hurtt, 66

Director of the Company since 2007; Member of Finance Committee of McKee Botanical Garden since 2006; Member of Board of Directors and First Vice-President of McKee Botanical Garden since 2008; Member of Indian River Medical Center Foundation Advisory Board; former Treasurer of Navesink River Auxiliary for Riverview Hospital; former Assistant in the Development Office and Secretary to the Headmaster of The Rumson Country Day School; and recipient of B.S., Business Administration from Simmons College, Boston, MA. Ms. Hurtt was selected to serve as a director of the Company due to her experience serving on the boards of other organizations through which she has exhibited significant leadership experience.

Director

Executive Officers

Information concerning the executive officers of TGC, who do not serve on the Board, is set forth below:

Name, Age, and Business Experience	Positions with Company

Daniel G. Winn, 60

Executive Vice President of the Company since November 2009; Vice President of the Company from June 2004 to November 2009; Operations Manager of the Company from August 1997 to June 2004; Operations Supervisor of the Company from January 1990 to August 1997; Operations Supervisor for Halliburton Geophysical from January 1988 to January 1990.

Executive Vice President

James K. Brata, 55

Secretary and Treasurer of the Company since March 2009; Chief Financial Officer of the Company since October 2008; Vice President of the Company since June 2008; Assistant Corporate Controller for Sport Supply Group from February 2007 to October 2007; President of South TX Outfitters from July 2002 to December 2006. Mr. Brata is a Certified Public Accountant.

Vice President, Chief Financial Officer, Secretary, and Treasurer

Audit Committee

TGC’s Audit Committee is comprised of Dr. McInnes, Mr. Gardner, Mr. Flynn and Ms. Hurtt.  The purpose and functions of the Audit Committee are to: appoint or terminate the independent auditors; evaluate and determine compensation of the independent auditors; review the scope of the audit proposed by the independent auditors; review year-end financial statements prior to issuance; consult with the independent auditors on matters relating to internal financial controls and procedures; and make appropriate reports and recommendations to the Board.

The members of the Audit Committee are independent as defined in NASDAQ’s listing standards.  All members of the Audit Committee are financially literate and are able to read and understand fundamental financial statements, including a balance sheet, income statement, and cash flow statement. The Board has determined that Dr. McInnes qualifies as an “Audit Committee Financial Expert” as defined by applicable SEC rules, and his experience and background are described above.

The management of the Company is responsible for the preparation and integrity of the financial reporting information and related systems of internal controls.  The Audit Committee, in carrying out its role, relies on the Company’s senior management, including senior financial management, and its independent auditors.  The Audit Committee has the authority and available funding to engage any independent legal counsel and any accounting or other expert advisors as necessary to carry out its duties.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock, par value $.01 per share (the “Common Stock”), to file with the SEC certain reports of beneficial ownership of Common Stock.  Based solely on copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all applicable Section 16(a) filing requirements were complied with by its directors, officers, and 10% shareholders during the last fiscal year, except that Ms. Hurtt filed on an untimely basis one Statement of Changes in Beneficial Ownership on Form 4 reporting a transfer of shares of Common Stock resulting from an inheritance.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s executive officers and directors, including the Company’s principal executive officer and principal financial and accounting officer.  A copy of the Code of Ethics may be obtained without charge by written request to the Company as follows:  TGC Industries, Inc., 101 Park Blvd., Suite 955, Plano, Texas 75074, Attn: James K. Brata, Secretary.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth certain information concerning compensation for fiscal years 2010 and 2009 paid to the Company’s Chief Executive Officer and the Company’s other two most-highly compensated executive officers (collectively, the “Named Executive Officers”).

Name and				All Other
Principal		Salary	Bonus	Compensation	Total
Position	Year	($)	($)	($)	($)

Wayne A. Whitener	2010	250,000	250,000	15,747	515,757
President and CEO	2009	250,000	150,000	9,974	409,974

Daniel G. Winn	2010	154,476	31,000	9,470	194,946
Vice President	2009	142,593	28,000	5,933	176,526

James K. Brata	2010	140,865	23,000	2,430	166,295
Vice President, Secretary,	2009	125,000	20,000	1,940	146,940
Treasurer, and CFO

All Other Compensation

The following table describes each component of the “All Other Compensation” column of the Summary Compensation Table.

		Car	Insurance	401(k)	Club	Tax
		Allowance	Premium	Match	Membership	Prep	Total
	Year	($)	($)	($)	($)	($)	($)

Wayne A. Whitener	2010	5,802	516	6,461	2,273	695	15,747
	2009	5,109	516	385	3,289	675	9,974

Daniel G. Winn	2010	3,926	792	4,752	—	—	9,470
	2009	4,445	516	972	—	—	5,933

James K. Brata	2010	1,214	516	700	—	—	2,430
	2009	1,664	276	—	—	—	1,940

During 2009 and 2010, the Company did not grant any stock options or stock awards to any of the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year End

The following table provides information about the holdings of stock options and restricted stock by the Named Executive Officers at December 31, 2010.

Option Awards					Stock Awards
					Equity	Equity
					Incentive	Incentive
					Plan	Plan
					Awards:	Awards:
					Number of	Market
		Number of			Unearned	Payout Value
	Number of	Securities			Shares or	of Unearned
	Securities	Underlying			Other	Shares or
	Underlying	Unexercised			Rights	Other Rights
	Unexercised	Options	Option	Option	That Have	That Have
	Options	(#)	Exercise	Expiration	Not Vested	Not Vested
	(#)	Unexercisable	Price	Date	(#)	($)
Name	Exercisable	(1)	($)	-	(2)	(3)

Wayne A. Whitener	36,383	18,742	3.06	10/24/2013	—	—

Daniel G. Winn	21,830	11,245	3.06	10/24/2013	—	—

James K. Brata	21,830	11,245	3.06	10/24/2013	3,749	14,246

(1)   All of such stock options will vest on October 24, 2011 if such Named Executive Officer remains an employee of the Company at that time.  In addition, all of such stock options will vest upon the effective date of a change in control of the Company.

(2)   All of such shares of restricted stock will vest on June 16, 2011 if such Named Executive Officer remains an employee of the Company at that time.  In addition, all of such restricted stock will vest upon the effective date of a change in control of the Company.

(3)          The market value is based on the December 31, 2010 closing price of $3.80 per share.

Director Compensation

For services performed in 2010, each outside director received fees of $54,000, consisting of $21,000 representing quarterly cash payments of $5,000 for the first and second quarters, and $5,500 for the third and fourth quarters, and $33,000 which was paid in cash in lieu of stock options.  In the past, outside directors received stock options as a portion of their compensation for service on the Board.  In 2010, the Company’s Stock Awards Committee failed to grant stock options to the outside directors, and the Board determined to issue an additional cash payment of $33,000 to each outside director instead.  In addition, through June 14, 2010, each outside director received $1,500 for each Board meeting attended and $750 for each committee meeting attended, respectively. Effective June 15, 2010, each outside director received $1,650 for each Board meeting attended and $825 for each committee meeting attended.  The Chairman of the Audit Committee received an additional $10,500.  Directors who are employees of the Company do not receive directors’ fees.

The following table provides information about the compensation earned by the outside members of the Board during fiscal year 2010.

	Fees
	Earned
	or Paid
	In
	Cash	Total
Name	($)	($)

William J. Barrett	58,650	58,650
Edward L. Flynn	60,300	60,300
Herbert M. Gardner	61,800	61,800
Stephanie P. Hurtt	60,300	60,300
Allen T. McInnes	72,300	72,300

At December 31, 2010, our directors had options exercisable into the following numbers of shares: Mr. Barrett — 55,245 shares; Mr. Flynn — 55,245 shares, Mr. Gardner — 55,245 shares; Ms. Hurtt — 55,245 shares and Mr. McInnes —55,245 shares.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners And Management

The following tabulation sets forth the names of those persons who are known to the Company to be the beneficial owner(s) as of April 13, 2011 of more than five percent (5%) of the Common Stock.  Such tabulation also sets forth the number of shares of Common Stock beneficially owned as of April 13, 2011 by each of the Company’s directors, named executive officers, and nominees for director, and all directors and executive officers of the Company as a group.  Persons having direct beneficial ownership of Common Stock possess the sole voting and dispositive power in regard to such stock.  As of April 13, 2011 there were 19,238,856 shares of Common Stock outstanding.

The following tabulation also includes Common Stock covered by:  (i) options granted under the Company’s 1999 Stock Option Plan and options granted under the Company’s 2006 Stock Awards Plan, which options are collectively referred to as “Stock Options”; and (ii) restricted shares issued under the Company’s 2006 Stock Awards Plan, which shares are collectively referred to as “Restricted Stock.”  The Stock Options have no voting or dividend rights.  The Restricted Stock has full voting and dividend rights.  However, recipients of Restricted Stock will not possess dispositive power over such stock until the respective recipient has fulfilled the service requirements and the restrictions have been removed from such stock.

Name & Address Of Beneficial Owner	Title of Class	Amount & Nature of Beneficial Ownership		Approximate % of Class (1)

Wayne A. Whitener TGC Industries, Inc. 101 E. Park Blvd., Ste 955 Plano, Texas 75074	Common	107,501	(2)	*

William J. Barrett 19 Point Milou St. Barthelemy, FWI	Common	1,962,712	(2)(3)	10.17%

Herbert M. Gardner 636 River Road Fair Haven, NJ 07704	Common	748,212	(2)(4)	3.88%

Allen T. McInnes 4532 7th Street Lubbock, TX 79416	Common	1,070,278	(2)	5.55%

Edward L. Flynn 7511 Myrtle Avenue Glendale, New York 11385	Common	1,542,334	(2)(5)	8.00%

Stephanie P. Hurtt 188 East Bergen Place Ste 205 Red Bank, NJ 07701	Common	359,224	(2)	1.86%

James K. Brata TGC Industries, Inc. 101 E. Park Blvd., Ste 955 Plano, TX 75074	Common	32,855	(2)(6)	*

Daniel G. Winn TGC Industries, Inc. 101 E. Park Blvd., Ste 955 Plano, TX 75074	Common	52,793	(2)	*

Royce & Associates, LLC 745 Fifth Avenue New York, NY 10151	Common	2,315,017	(7)	12.03%

Thomson Horstmann & Bryant, Inc. 501 Merritt 7 Norwalk, CT 06851	Common	1,719,000	(8)	8.94%

Name & Address Of Beneficial Owner	Title of Class	Amount & Nature of Beneficial Ownership		Approximate % of Class (1)

Harpswell Capital Management, LLC John P. Moore 2 Monument Square, Suite 650 Portland, ME 04101	Common	1,118,260	(9)	5.81%

Ameriprise Financial, Inc. 145 Ameriprise Financial Center Minneapolis, MN 55474 Columbia Management Investment Advisers, LLC 100 Federal St. Boston, MA 02110	Common	1,119,404	(10)	5.82%

All directors and officers as a group of eight (8) persons	Common	5,875,909	(2)(3)(4)(5)(6)	29.99%

* Less than 1%

(1)           The percentage calculations have been made in accordance with Rule 13d-3(d)(1) promulgated under the Securities Exchange Act of 1934, as amended.  In making these calculations, shares of Common Stock beneficially owned by a person as a result of the ownership of certain Stock Options were deemed to be currently outstanding solely with respect to the holders of such Stock Options.

(2)           Includes the number of shares of Common Stock underlying Stock Options set forth opposite the person’s name in the following table, which shares are deemed to be beneficially owned for purposes hereof as a result of the ownership of Stock Options.

Stock Options
Wayne A. Whitener	36,383
William J. Barrett	55,245
Herbert M. Gardner	55,245
Allen T. McInnes	55,245
Edward L. Flynn	55,245
Stephanie P. Hurtt	55,245
Daniel G. Winn	21,830
James K. Brata	21,830

All directors and officers as a group	356,268

(3)           Includes 161,221 shares of Common Stock owned by William J. Barrett’s wife. Mr. Barrett has disclaimed beneficial ownership of these shares.

(4)           Includes 72,975 shares of Common Stock owned by Herbert M. Gardner’s wife.  Mr. Gardner has disclaimed beneficial ownership of these shares.

(5)           Includes 274,768 shares of Common Stock owned by Edward L. Flynn’s wife.  Mr. Flynn has disclaimed beneficial ownership of these shares.  Also includes 27,562 shares held by Flynn Meyer PSP&T #1.  Mr. Flynn has disclaimed beneficial ownership of these shares.

(6)           Includes 11,025 shares of Restricted Stock issued to Mr. Brata on June 16, 2008.  These shares of Restricted Stock vested (i.e., the restrictions lapsed) 33% on June 16, 2009 and 33% on June 16, 2010, and the final 34% will vest on June 16, 2011, provided he remains employed by the Company.  Mr. Brata has full voting and dividend rights on all of his shares of Restricted Stock.

(7)           Information based solely on a Schedule 13G filed with the SEC on January 25, 2011.

(8)           Information based solely on a Schedule 13G filed with the SEC on February 9, 2011.

(9)           Information based solely on a Schedule 13G filed with the SEC on February 1, 2011.

(10)         Information based solely on a Schedule 13G filed with the SEC on February 11, 2011.

Depositories such as The Depository Trust Company (Cede & Company) as of April 13, 2011 held, in the aggregate, more than 5% of the then outstanding Common Stock voting shares.  The Company understands that such depositories hold such shares for the benefit of various participating brokers, banks, and other institutions which are entitled to vote such shares according to the instructions of the beneficial owners thereof.  The Company has no reason to believe that any of such beneficial owners hold more than 5% of the Company’s outstanding voting securities.

Equity Compensation Plan Information

The following table summarizes certain information regarding securities authorized for issuance under our 1999 Stock Option Plan and 2006 Stock Awards Plan.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued	Weighted-Average	Equity Compensation Plans
	Upon Exercise of	Exercise Price of	(excluding securities reflected
Plan Category	Outstanding Options	Outstanding Options	in Column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	761,959	$3.75	2,171,835	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	761,959	$3.75	2,171,835	(1)

(1)  The Company’s 1999 Stock Option Plan expired in 2009.  All outstanding options under the 1999 Stock Option Plan expired, unexercised, during the year ended December 31, 2010.  As a result, no options were outstanding under the 1999 Stock Option Plan at December 31, 2010, and no additional options may be granted under the 1999 Stock Option Plan.  There are 2,171,835 shares available to be issued under the 2006 Stock Awards Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Independence

The Board has determined that the following four directors have no material relationship with the Company that would interfere with the exercise of independent judgment and are “independent directors” as that term is defined in NASDAQ’s listing standards:  Allen T. McInnes, Herbert M. Gardner, Edward L. Flynn, and Stephanie P. Hurtt.

Transactions and Relationships Involving Our Directors and Executive Officers

The Company borrowed $2,602,075 from Rumson-Fair Haven Bank & Trust (the “Bank”) on January 18, 2008.  Messrs Barrett and Gardner, who serve as directors of the Company, also serve as directors of the Bank.  In addition, Mr. Barrett owns approximately 12% of the equity of the Bank, and Mr. Gardner owns approximately 2% of the equity of the Bank.  The loan has an interest rate of 6.35% and will mature on February 1, 2013.  As of April 13, 2011, the outstanding principal of the loan was $1,039,125.  During 2010, the Company paid $94,593 in interest and $507,444 in principal on the loan.  The Board believes that the terms of the loan are the same as would have resulted from arms-length negotiations with an unrelated third party.

Item 14.  Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The following table presents the aggregate fees billed by the Company’s Independent Registered Public Accounting Firm, Lane Gorman Trubitt, L.L.P. (the “Independent Auditor”), for professional services rendered for the audits of our annual financial statements and audit-related fees, tax fees, and all other fees for the fiscal years ended December 31 of 2010 and 2009, as compiled on an invoice-date basis:

	2010	2009

Audit fees (1)	$175,005	$129,400
Audit-related fees (2)	12,000	20,885
Tax fees (3)	93,690	44,910

Total fees	$280,695	$195,195

(1)      Audit fees for professional services rendered in connection with the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2010 and 2009, and the reviews of the financial statements included in the Company’s quarterly reports.

(2)      Audit-related fees are fees for benefit plan audits and various other assurance services.

(3)      Tax Fees consist of fees for professional services rendered to the Company for tax compliance.

The Audit Committee has the sole authority to authorize all audit and non-audit services to be provided by the Independent Auditor engaged to conduct the annual audit of the Company’s financial statements.  In addition, the Audit Committee has adopted pre-approval policies and procedures that are detailed as to each particular service to be provided by the Independent Auditor, and such policies and procedures do not permit the Audit Committee to delegate its responsibilities under the Securities Exchange Act of 1934, as amended, to management.  The Audit Committee pre-approved fees for all audit and non-audit services provided by the Independent Auditor during the fiscal years ended December 31, 2010 and 2009.

The Audit Committee has advised the Company that it has determined that the non-audit services rendered by the Company’s Independent Auditor during the year ended December 31, 2010, were compatible with maintaining the independence of such accountants.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as a part of this report:

(1)          Financial Statements included in Item 8 above are filed as part of this annual report.

(2)          Financial Statement Schedules included in Item 8 herein:

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore, have been omitted.

(3)          Exhibits:  The information required by this Item 15(a)(3) is set forth in the Index to Exhibits accompanying this Amendment to Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TGC INDUSTRIES, INC.

Date: April 15, 2011	By:	/s/ Wayne A. Whitener
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

10.9	Amendment, dated September 9, 2005, to the Promissory Note by and among TGC Industries, Inc. and General Electric Capital Corporation, dated September 12, 2005, filed as Exhibit 10.6 to

EXHIBIT NO.	DESCRIPTION
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

+10.13	2006 Stock Awards Plan, dated March 30, 2006, filed as Exhibit A to the Company’s definitive proxy statement on Form DEFR 14A dated April 25, 2006, and incorporated herein by reference.

*23.1	Consent of Lane Gorman Trubitt, PLLC, independent registered public accountants to incorporation of report by reference.

**31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed on March 18, 2011 as an exhibit to our original Annual Report on Form 10-K.

** Filed herewith.

+ Management contract on compensatory plan, contract, or arrangement.