Form 10-Q
period 2011-03-31
TGC INDUSTRIES INC
filed 2011-05-16
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 11, 2011
Common Stock ($.01 Par Value)	19,238,856

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2011

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$15,465,624	$13,072,503
Trade accounts receivable	27,694,472	17,166,709
Cost and estimated earnings in excess of billings on uncompleted contracts	2,858,955	4,578,580
Prepaid expenses and other	726,110	1,600,450
Prepaid federal income tax	—	1,219,165

Total current assets	46,745,161	37,637,407

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	122,401,826	115,252,066
Automobiles and trucks	11,280,817	10,868,295
Furniture and fixtures	419,767	418,643
Leasehold improvements	14,994	14,994
	134,117,404	126,553,998
Less accumulated depreciation and amortization	(80,979,001)	(76,838,372)
	53,138,403	49,715,626

Goodwill	201,530	201,530
Other assets	63,179	60,834
	264,709	262,364

Total assets	$100,148,273	$87,615,397

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS - CONTINUED

March 31, 2011

	March 31,	December 31,
	2011	2010
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$13,469,933	$9,261,238
Accrued liabilities	3,325,779	1,808,149
Billings in excess of costs and estimated earnings on uncompleted contracts	5,809,895	5,486,017
Federal and state income taxes payable	2,048,322	—
Current maturities of notes payable	5,473,095	6,316,852
Current portion of capital lease obligations	1,148,097	1,071,263

Total current liabilities	31,275,121	23,943,519

NOTES PAYABLE, less current maturities	3,785,883	4,718,492

CAPITAL LEASE OBLIGATIONS, less current portion	1,380,399	1,302,963

LONG-TERM DEFERRED TAX LIABILITY	4,297,004	4,787,623

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—	—

Common stock, $.01 par value; 25,000,000 shares authorized; 19,276,659 and 19,242,251 in each period	192,767	192,423

Additional paid-in capital	27,566,677	27,512,709

Retained earnings	30,430,060	24,666,326

Treasury stock, at cost, 37,803 shares	(257,323)	(257,323)

Accumulated other comprehensive income (loss)	1,477,685	748,665

	59,409,866	52,862,800

Total liabilities and shareholders’ equity	$100,148,273	$87,615,397

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

March 31, 2011

	Three Months Ended
	March 31,
	2011	2010

Revenue	$50,247,313	$30,293,841

Cost and expenses
Cost of services	34,269,694	23,586,031
Selling, general and administrative	2,500,558	1,685,037
Depreciation and amortization expense	4,462,879	3,867,714
	41,233,131	29,138,782

Income from operations	9,014,182	1,155,059

Interest expense	190,840	215,612

Income before income taxes	8,823,342	939,447

Income tax expense	3,059,608	388,940

NET INCOME	$5,763,734	$550,507

Earnings per common share:
Basic	$0.30	$0.03
Diluted	$0.30	$0.03

Weighted average number of shares outstanding:
Basic	19,209,084	19,199,552
Diluted	19,498,771	19,327,357

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

Consolidated Statement of Cash Flows (Unaudited)

March 31, 2011

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,763,734	$550,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,462,879	3,867,714
(Gain) loss on disposal of property and equipment	(27,180)	1,426
Non-cash compensation	(50,976)	125,411
Deferred income taxes	(490,619)	(1,088,828)
Changes in operating assets and liabilities
Trade accounts receivable	(10,164,015)	(9,843,810)
Cost and estimated earnings in excess of billings on uncompleted contracts	1,751,614	423,156
Prepaid expenses and other	1,037,022	430,515
Prepaid federal and state income tax	1,225,867	894,586
Other assets	(1,674)	(18,278)
Trade accounts payable	1,744,463	3,298,155
Accrued liabilities	1,486,300	324,295
Billings in excess of cost and estimated earnings on uncompleted contracts	320,751	941,132
Income taxes payable	2,026,039	512,653

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,084,205	418,634

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,623,531)	(703,452)
Proceeds from sale of property and equipment	55,344	681

NET CASH USED IN INVESTING ACTIVITIES	(4,568,187)	(702,771)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(1,932,601)	(1,746,605)
Principal payments on capital lease obligations	(289,213)	(265,147)
Proceeds from exercise of stock options	105,288	—

NET CASH USED IN FINANCING ACTIVITIES	(2,116,526)	(2,011,752)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	2,399,492	(2,295,889)

Effect of exchange rates on cash	(6,371)	20,306

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,072,503	25,504,149

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,465,624	$23,228,566

Supplemental cash flow information

Interest paid	$190,840	$215,612
Income taxes paid	$298,323	$70,990

Noncash investing and financing activities

Capital lease obligations incurred	$421,493	$826,099
Financed insurance premiums	$153,938	$147,573

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

In connection with the preparation of these consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of March 31, 2011, through May 12, 2011, the date these consolidated financial statements were issued.

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

March 31, 2011

NOTE A - continued

RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE B — MANAGEMENT PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included.  The results of the interim periods are not necessarily indicative of results to be expected for the entire year.  For further information, refer to the financial statements and the footnotes thereto included in the Company’s Annual Report for the year ended December 31, 2010, filed on Form 10-K.

NOTE C — EARNINGS PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock (“common shares”) outstanding.  Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants, and convertible securities.  All earnings per common share for the three-month periods ended March 31, 2011, and 2010, have been adjusted for the 5% stock dividend paid on May 14, 2010, to shareholders of record as of April 30, 2010.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

March 31, 2011

NOTE C - continued

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share:

	Three Months Ended March 31, (Unaudited)
	2011	2010
Basic:
Numerator:
Net income	$5,763,734	$550,507

Denominator:
Basic - weighted average common shares outstanding	19,209,084	19,199,552

Basic EPS	$0.30	$0.03

Diluted:
Numerator:

Net income	$5,763,734	$550,507

Denominator:
Weighted average common shares outstanding	19,209,084	19,199,552
Effect of Dilutive Securities:
Stock options	289,687	127,805
	19,498,771	19,327,357

Diluted EPS	$0.30	$0.03

NOTE D — DIVIDENDS

On April 20, 2010, the Company declared a five percent (5%) stock dividend on its outstanding common shares.  The 5% stock dividend was paid on May 14, 2010, to shareholders of record as of April 30, 2010.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

March 31, 2011

NOTE E — INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.  In addition, the Company paid various state estimated income taxes for tax year 2011, as well as various state income taxes for tax year 2010.

NOTE F — SHARE-BASED COMPENSATION

The Company accounts for share-based compensation awards and for unvested awards outstanding using the modified prospective application method.  Accordingly, we recognized the fair value of the share-based compensation awards as wages in the Consolidated Statements of Earnings on a straight-line basis over the vesting period.  We have recognized compensation expense, relative to share-based awards, in wages in the Consolidated Statements of Earnings of approximately $73,000 and $88,000, less than $0.01 per share, for the three months ended March 31, 2011, and 2010, respectively.

As of March 31, 2011, there was approximately $262,000 of unrecognized compensation expense related to our two share-based compensation plans which the Company expects to recognize over a period of three years.

NOTE G — ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On March 21, 2011, we disclosed that on March 20, 2011, the Company and Dawson Geophysical Company, a Texas corporation, and 6446 Acquisition Corp., a Texas corporation and a wholly-owned subsidiary of Dawson, entered into an Agreement and Plan of Merger pursuant to which 6446 Acquisition will merge with and into the Company, with the Company continuing after the merger as the surviving entity and a wholly-owned subsidiary of Dawson.

Under the terms of the merger agreement, so long as two business days prior to the earlier of (1) a meeting of the Company’s shareholders or (2) a special meeting of Dawson’s shareholders, the Average Price (as described below) of Dawson’s common stock is equal to or greater than $32.54 but less than or equal to $52.54, at the effective time of the merger, each issued and outstanding share of common stock of the Company (other than shares of the Company common stock owned by the Company, any wholly-owned subsidiary of the Company, Dawson, or 6446 Acquisition) will be automatically converted into the right to receive 0.188 shares of Dawson common stock.  If the Average Price is not within the parameters outlined above, the Company and Dawson will seek, in good faith to negotiate a new exchange ratio that is acceptable to both parties, but subject to each party’s right to terminate the merger agreement if the Company and Dawson are not able to agree on a new exchange ratio within two business days after the second business day prior to the earlier of (1) a meeting of the Company’s shareholders or (2) a special meeting of Dawson’s shareholders.  The “Average Price” means the average of the volume weighted average of the trading price of Dawson common stock for the 10 consecutive trading days ending on the trading day that is two business days prior to the earlier of (1) a meeting of the Company’s shareholders or (2) a special meeting of Dawson’s shareholders.

The respective boards of directors of the Company, Dawson, and 6446 Acquisition have approved the merger agreement.  The board of directors of the Company has recommended that the Company’s shareholders approve the merger agreement, subject to Section 7.3 of the merger agreement.  The board of directors of Dawson has recommended that Dawson’s shareholders approve the issuance of shares of Dawson common stock to the shareholders of the Company in accordance with the merger agreement.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

March 31, 2011

It is expected that the merger will qualify as a tax-free reorganization for U.S. federal income tax purposes, so that, in general, none of the shareholders of the Company, Dawson or 6446 Acquisition will recognize any gain or loss in the transaction, except that the Company’s shareholders will generally recognize gain or loss with respect to cash received in lieu of fractional shares of Dawson common stock.

In connection with the merger agreement, shares of the Company common stock beneficially owned by the named executive officers and directors of the Company representing, in the aggregate, approximately 28.73% of the outstanding shares of the Company common stock on March 20, 2011 are subject to voting agreements with Dawson.  Under the shareholder voting agreements, those officers and directors and other persons directing the voting of such shares of the Company common stock have agreed, among other things: (1) to vote their shares of the Company common stock in favor of adoption of the merger agreement at the meeting of the Company shareholders to be held to vote on the merger agreement; and (2) not to sell, transfer, or gift any of their shares of the Company common stock prior to the consummation of the merger, except under limited circumstances, including the Company’s board of directors making an adverse recommendation as described in the merger agreement.

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

Forward Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this report regarding the Company’s strategies and plans for growth are forward-looking statements.  These forward-looking statements are often characterized by the terms “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” and other words and terms of similar meanings and do not reflect historical facts.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from such expectations are disclosed in the Company’s Securities and Exchange Commission (“SEC”) filings, and include, but are not limited to, the dependence upon energy industry spending for seismic services, the unpredictable nature of forecasting weather, the potential for contract delay or cancellation, the potential for fluctuations in oil and gas prices, the availability of capital resources, and the current economic downturn which could adversely affect our revenues and cash flow if our customers, and/or potential customers, become unable to pay, or must delay payment of,  amounts owing to the Company because such customers are not successful in generating revenues or are precluded from securing necessary financing.  The forward-looking statements contained herein reflect the current views of the Company’s management, and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

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

The Company is a leading provider of seismic data acquisition services throughout the continental United States and Canada.  We supply seismic data to companies engaged in the domestic exploration and development of oil and natural gas on land and in land-to-water transition areas. Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.  We operated seven seismic crews in the lower 48 states during the first quarter of 2011.  We operated six crews in Canada during the first quarter.   However, the Canadian market is seasonal, and as a result of the thawing season, we will have limited Canadian activity for the next two quarters.

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

Results of Operations

The Company’s business is subject to seasonal variations; thus the results of operations for the three months ended March 31, 2011, are not necessarily indicative of a full year’s results.

Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010 (Unaudited)

Revenues.  Our revenues were $50,247,313 for the three months ended March 31, 2011, compared to $30,293,841 for the same period of 2010, an increase of 65.9%.  This increase was primarily due to continued improvement in the North American land seismic acquisition market, seasonal strength in Canada, and our operation of seven crews in the U.S. and six crews in Canada during the first quarter of 2011 compared with six crews in the U.S. and five crews in Canada during the first quarter of 2010.

Cost of services.  Our cost of services was $34,269,694 for the three months ended March 31, 2011, compared to $23,586,031 for the same period of 2010, an increase of 45.3%.  This increase was primarily attributable to increased revenue and our fielding of two additional crews.  As a percentage of revenues, cost of services was 68.2% for the three months ended March 31, 2011, compared to 77.9% for the same period of 2010.  The decrease in cost of services as a percentage of revenues was primarily attributable to improved contract terms due to the continued improvement in the North American land seismic acquisition market and seasonal strength in Canada.

Selling, general, and administrative expenses.  SG&A expenses were $2,500,558 for the three months ended March 31, 2011, compared to $1,685,037 for the same period of 2010, an increase of 48.4%.  This increase was primarily due to costs of $583,000 related to the definitive merger agreement with Dawson Geophysical Company announced on March 21, 2011.  SG&A expense as a percentage of revenues was 5.0% for the three months ended March 31, 2011, compared with 5.6% for the same period of 2010.

Depreciation and amortization expense.  Depreciation and amortization expense was $4,462,879 for the three months ended March 31, 2011, compared to $3,867,714 for the same period of 2010, an increase of 15.4%.  This increase was primarily attributable to additions of seismic recording equipment, vibration vehicles, and other equipment and vehicles and the recent purchase of two new GSR (Geospace Seismic Recorder) wireless recording systems.  Depreciation and amortization expense as a percentage of revenues was 8.9% for the three months ended March 31, 2011 compared to 12.8% for the same period of 2010.

Income from operations.  Income from operations was $9,014,182 for the three months ended March 31, 2011 compared to $1,155,059 for the same period of 2010.  This increase was primarily attributable to an increase in revenues, partially offset by increases in SG&A expenses, cost of services, and depreciation and amortization expenses discussed above.  EBITDA increased $8,454,288 to $13,477,061 for the three months ended March 31, 2011, from $5,022,773 for the same period of 2010, an increase of 168.3%.  This increase was a result of those factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $190,840 for the three months ended March 31, 2011 compared to $215,612 for the same period of 2010, a decrease of 11.5%.  This decrease was primarily attributable to our continuing payments on notes payable and capital lease obligations.

Income tax expense.  Income tax expense was $3,059,608 for the three months ended March 31, 2011, compared to $388,940 for the same period of 2010.  The effective tax rate was 35% for the three months ended March 31, 2011, compared to approximately 41% for the same period of 2010.  See Note E of Notes to Consolidated Financial Statements in Item 1.

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

The following table reconciles our EBITDA to our net income:

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)

Net income	$5,763,734	$550,507
Depreciation and amortization	4,462,879	3,867,714
Interest expense	190,840	215,612
Income tax expense	3,059,608	388,940

EBITDA	$13,477,061	$5,022,773

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities.

Net cash provided by operating activities was $9,084,205 for the three months ended March 31, 2011, compared to $418,634 for the same period of 2010.  The $8,665,571 increase during the first three months of 2011 from the same period of 2010 was primarily attributable to the increase in net income, the timing of billings and revenue recognition, the timing of receipt and payment of invoices, federal and state income taxes payable, and the mix of contracts.

Working capital increased $1,776,152 to $15,470,040 as of March 31, 2011, from the December 31, 2010 working capital of $13,693,888.  This increase was primarily due to a $2,393,121 increase in cash and cash equivalents and a $10,527,763 increase in trade accounts receivable, partially offset by a $1,719,625 decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a $1,219,165 decrease in prepaid federal taxes, a $4,208,695 increase in trade accounts payable, a $1,517,630 increase in accrued liabilities and a $2,048,322 increase in federal and state income taxes payable.

Cash flows used in investing activities.

Net cash used in investing activities was $4,568,187 for the three months ended March 31, 2011, and $702,771 for the three months ended March 31, 2010.  This increase was due to an increase in capital expenditures of $4,623,531 to purchase seismic equipment.

Cash flows used in financing activities.

Net cash used in financing activities was $2,116,526 for the three months ended March 31, 2011, and $2,011,752 for the three months ended March 31, 2010.  The increase was due primarily to principal payments on notes payable.

Capital expenditures.

During the three months ended March 31, 2011, the Company acquired $5,045,024 of vehicles and equipment, primarily to replace similar vehicles and equipment, and purchased a new wireless GSR seismic recording system.  Cash of $4,623,531 and $421,493 of capital lease obligations from a vehicle leasing company were used to finance these acquisitions.  Although we do not budget for our capital expenditures, we may purchase additional equipment during 2011 should the demand for our services increase.

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

The Company has a revolving credit agreement with a commercial bank.  The borrowing limit under the revolving line of credit agreement is $5,000,000 and was renewed on September 16, 2009, and again on September 16, 2010.  The revolving line of credit agreement will expire on September 16, 2011.  Our obligations under this agreement are secured by a security interest in our accounts receivable and 2,000 channels of GSR System seismic recording equipment acquired in September of 2010.  Interest on the outstanding amount under the revolving credit agreement is payable monthly at the greater of the prime rate of interest or five percent.  As of March 31, 2011, we had no borrowings outstanding under the revolving credit agreement.

In December of 2007, we completed a $4,120,254 loan transaction with a commercial lender for the purpose of providing funds for the purchase of our seventh new ARAM ARIES recording system. This loan is repayable over a period of 48 months at a fixed per annum interest rate of 6.38%. This loan is collateralized by the recording system equipment and the recording vehicles and two semi-trailers that transport the newly purchased equipment between jobs.  In January of 2008, the Company entered into a $2,463,101 loan agreement with a bank to provide financing for the purchase of new vibration vehicles.  The loan is repayable over a period of 57 months at a fixed per annum interest rate of 6.35% and is collateralized by the vibration vehicles.  In February of 2008, the Company exercised its purchase option for seismic recording equipment it had been renting.  In March of 2008, the Company entered into a $2,975,844 loan agreement with a commercial lender to provide financing for the purchase of this rented equipment and to replace an existing loan the Company had with the lender.  This loan is repayable over a period of 48 months at a fixed per annum interest rate of 5.75% and is collateralized by the equipment.  In July of 2008, the Company entered into a $3,200,000 loan agreement with a bank to provide financing for the purchase of seismic recording equipment.  This loan is repayable over 36 months at a fixed per annum interest rate of 6.00% and is collateralized by the equipment.  In August of 2008, the Company entered into a $2,003,700 loan agreement with a bank to provide financing for the purchase of new vibration vehicles.  This loan is repayable over 36 months at a fixed per annum interest rate of 6.00% and is collateralized by the vibration vehicles.  In September of 2008, the Company entered into a $2,690,402 loan agreement with a commercial lender to provide financing for our eighth new ARAM ARIES recording system. This loan is repayable over a period of 48 months at a fixed per annum interest rate of 6.00% and is collateralized by the recording system.  Also in September of 2008, the Company entered into a $1,092,053 loan agreement with the same commercial lender to provide financing for recording equipment that goes with the eighth ARAM ARIES recording system.  This loan is co-terminus with the loan for the recording system, carries a fixed per annum interest rate of 6.00%, and is collateralized by the recording equipment.  In June of 2010, we purchased a 3,000 channel Geosource seismic recording system for approximately $3,598,000.  This system was paid for in July of 2010 with existing cash.  In September of 2010, the Company entered into a $1,988,910 loan agreement with a commercial lender to purchase 2,000 additional recording channels that was added to the 3,000 channel Geosource seismic recording system purchased in June 2010.  This loan carries a fixed per annum interest rate of 5.00%, and is collateralized by the 2,000 channels of recording equipment.  This loan matures in September of 2013.  In December of 2010, the Company entered into a $2,986,200 loan agreement with a commercial lender to purchase 3,000 additional recording channels of Geosource seismic recording equipment.  This loan carries a fixed per annum interest rate of 5.00%, and is collateralized by the recording equipment.  This loan matures in December of 2013.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the first three months of 2011.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We have not entered into any hedging agreements or swap agreements.  Our principal market risks include fluctuations in commodity prices which affect demand for and pricing of our services and the risk related to the concentration of our customers in the oil and natural gas industry.  Since all of our customers are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our customers may be similarly affected by changes in economic and industry conditions.  For the year ended December 31, 2010, our largest customer accounted for approximately 15% of our revenues.

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains controls and procedures to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC.  Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize, and report information required to be included in reports filed or submitted under the Exchange Act within the required time period.  There were no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a defendant in various legal actions that arose or may arise out of the normal course of business.  In our opinion, none of these actions has resulted, or will result, in any significant loss to us.

ITEM 1A. RISK FACTORS.

As a result of entering into the merger agreement, we are adding additional risk factors as set forth below.  Any investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and under “Item 1A Risk Factors” contained in our Annual Report on Form 10-K for the year-ended December 31, 2010, which is incorporated herein by reference.

The merger is subject to certain closing conditions which may not be satisfied, and as a result, the merger may not be completed.

The closing of the merger is subject to certain customary closing conditions, including, among other things:

•                  approval of the merger agreement by the holders of at least 80% of the outstanding shares of the Company common stock;

•                  approval of the issuance of shares of Dawson common stock in the merger by the holders of at least a majority of the shares of Dawson common stock present and voting at a special meeting of Dawson’s shareholders called to approve the share issuance;

•                  the effectiveness of a registration statement on Form S-4 that will be filed by Dawson with the SEC for the issuance of shares of Dawson common stock in the merger and the authorization of the listing of those shares on the Nasdaq Stock Market;

•                  expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976;

•                  certain officers of the Company, including Wayne Whitener, the President and CEO of the Company, having entered into employment agreements with the Company, as the surviving entity in the merger, effective as of the effective time of the merger;

•                  the receipt by the Company of certain consents;

•                  receipt by the Company, as of the closing date, of a reconfirmation from its financial advisor that the consideration to be received by the Company’s shareholders in the merger is fair; and

•                  the absence of a material adverse effect (as defined in the merger agreement) with respect to either the Company’s or Dawson’s respective businesses.

There can be no assurance that all these closing conditions will be met, and if they are not all met (or waived to the extent they can be waived), the merger will not be completed.

Failure to complete the merger could negatively impact our stock price and our future business and financial results.

If the merger is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of the proposed merger, we would be subject to a number of risks, including the following:

•                  we may experience negative reactions from our customers and employees;

•                  the current market price of our common stock may reflect a market assumption that the merger will occur and a failure to complete the merger could result in a negative perception by the stock market and a resulting decline in the market price of our common stock;

•                  certain costs relating to the merger, including certain investment banking, financing, legal and accounting fees and expenses, must be paid even if the merger is not completed, and we may be required to pay a fee of $2.35 million and reimburse Dawson expenses up to $1.5 million if the merger agreement is terminated under certain circumstances, and the termination fee increases to $3.125 million if the merger agreement is terminated due to the Company’s failure to receive, as of the closing date, a reconfirmation from its financial advisor that the consideration to be received by the Company’s shareholders in the merger is fair; and

•                  there may be substantial disruption to our business and distraction of our management and employees from the day-to-day operations because matters related to the merger may require substantial commitments of time and resources which could otherwise have been devoted to other opportunities that could be beneficial to us.

There can be no assurance that the risks described above will not materialize, and if any of them do, they may materially adversely affect our business, financial results and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. — None.

ITEM 4. RESERVED.

ITEM 5. OTHER INFORMATION. — None.

ITEM 6. EXHIBITS.

The following exhibits are included herein:

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION

2.1

Agreement and Plan of Merger dated as of March 20, 2011 among the Company, Dawson Geophysical Company and 6446 Acquisition Corp., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 21, 2011, and incorporated herein by reference. (The disclosure schedules to this agreement have been omitted.  They are available to the Securities and Exchange Commission upon request).

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

99.1

Form of Voting Agreement by and between Dawson Geophysical Company and the shareholders of TGC Industries, Inc. signatories thereto, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 21, 2011, and incorporated herein by reference.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TGC INDUSTRIES, INC.

Date: May 16, 2011	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	/s/ James K. Brata
James K. Brata
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS INDEX

EXHIBIT NO.	DESCRIPTION

2.1

Agreement and Plan of Merger dated as of March 20, 2011 among the Company, Dawson Geophysical Company and 6446 Acquisition Corp., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 21, 2011, and incorporated herein by reference. (The disclosure schedules to this agreement have been omitted.  They are available to the Securities and Exchange Commission upon request).

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

99.1

Form of Voting Agreement by and between Dawson Geophysical Company and the shareholders of TGC Industries, Inc. signatories thereto, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 21, 2011, and incorporated herein by reference.

*Filed herewith.