Form 10-Q
period 2011-06-30
TGC INDUSTRIES INC
filed 2011-08-09
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 1, 2011
Common Stock ($.01 Par Value)	19,239,967

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$21,929,881	$13,072,503
Trade accounts receivable	12,685,452	17,166,709
Cost and estimated earnings in excess of billings on uncompleted contracts	2,091,496	4,578,580
Prepaid expenses and other	2,410,028	1,600,450
Prepaid federal income tax	—	1,219,165

Total current assets	39,116,857	37,637,407

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	123,230,562	115,252,066
Automobiles and trucks	11,629,059	10,868,295
Furniture and fixtures	425,963	418,643
Leasehold improvements	14,994	14,994
	135,300,578	126,553,998
Less accumulated depreciation and amortization	(85,258,287)	(76,838,372)
	50,042,291	49,715,626

Goodwill	201,530	201,530
Other assets	63,562	60,834
	265,092	262,364

Total assets	$89,424,240	$87,615,397

See Notes to Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS — CONTINUED

	June 30,	December 31,
	2011	2010
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$2,763,767	$9,261,238
Accrued liabilities	2,564,116	1,808,149
Billings in excess of costs and estimated earnings on uncompleted contracts	5,892,432	5,486,017
Federal and state income taxes payable	1,252,757	—
Current maturities of notes payable	6,143,315	6,316,852
Current portion of capital lease obligations	1,216,533	1,071,263

Total current liabilities	19,832,920	23,943,519

NOTES PAYABLE, less current maturities	2,940,461	4,718,492

CAPITAL LEASE OBLIGATIONS, less current portion	1,567,919	1,302,963

LONG-TERM DEFERRED TAX LIABILITY	4,908,469	4,787,623

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—	—

Common stock, $.01 par value; 25,000,000 shares authorized; 19,277,770 and 19,242,251 in each period	192,778	192,423

Additional paid-in capital	27,682,886	27,512,709

Retained earnings	31,016,834	24,666,326

Treasury stock, at cost, 37,803 shares	(257,323)	(257,323)

Accumulated other comprehensive income	1,539,296	748,665

	60,174,471	52,862,800

Total liabilities and shareholders’ equity	$89,424,240	$87,615,397

See Notes to Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$30,215,516	$22,480,784	$80,462,829	$52,774,625

Cost and expenses
Cost of services	21,950,230	18,335,659	56,219,924	41,921,690
Selling, general and administrative	2,272,895	1,744,273	4,773,453	3,429,310
Depreciation and amortization expense	4,778,547	3,789,217	9,241,426	7,656,931
	29,001,672	23,869,149	70,234,803	53,007,931

Income (loss) from operations	1,213,844	(1,388,365)	10,228,026	(233,306)

Interest expense	191,856	214,202	382,696	429,814

Income (loss) before income taxes	1,021,988	(1,602,567)	9,845,330	(663,120)

Income tax expense (benefit)	435,213	(391,961)	3,494,821	(3,021)

NET INCOME (LOSS)	$586,775	$(1,210,606)	$6,350,509	$(660,099)

Earnings per common share:
Basic	$0.03	$(0.06)	$0.33	$(0.03)
Diluted	$0.03	$(0.06)	$0.33	$(0.03)

Weighted average number of common shares outstanding:
Basic	19,239,027	19,202,800	19,224,138	19,201,133
Diluted	19,566,185	19,202,800	19,535,069	19,201,133

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,350,509	$(660,099)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,241,426	7,656,931
(Gain) loss on disposal of property and equipment	(64,324)	18,333
Non-cash compensation	226,845	273,996
Cash paid in lieu of stock options	(165,000)	—
Deferred income taxes	120,846	(1,325,874)
Changes in operating assets and liabilities
Trade accounts receivable	4,692,212	(1,210,786)
Cost and estimated earnings in excess of billings on uncompleted contracts	2,489,520	(1,349,206)
Prepaid expenses and other	1,366,962	328,942
Prepaid federal and state income tax	1,232,568	831,899
Other assets	(1,841)	—
Trade accounts payable	(3,486,326)	(1,510,936)
Accrued liabilities	732,220	(103,420)
Billings in excess of cost and estimated earnings on uncompleted contracts	400,418	(1,149,829)
Income taxes payable	1,237,902	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	24,373,937	1,799,951

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(11,067,278)	(1,185,821)
Proceeds from sale of property and equipment	168,161	45,617

NET CASH USED IN INVESTING ACTIVITIES	(10,899,117)	(1,140,204)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(4,117,298)	(3,788,707)
Principal payments on capital lease obligations	(620,699)	(552,988)
Proceeds from exercise of stock options	108,688	—
Payment of dividends	—	(431)

NET CASH USED IN FINANCING ACTIVITIES	(4,629,309)	(4,342,126)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,845,511	(3,682,379)

EFFECT OF EXCHANGE RATES ON CASH	11,867	(88,561)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,072,503	25,504,149

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,929,881	$21,733,209

Supplemental cash flow information

Interest paid	$382,696	$429,814
Income taxes paid	$903,503	$609,561

Noncash investing and financing activities

Capital lease obligations incurred	$1,002,699	$954,534
Financed equipment purchase	$—	$3,597,813
Financed insurance premiums	$2,162,868	$2,088,161
Restricted stock awards to employees	$—	$20,750

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

In connection with the preparation of these consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of June 30, 2011, through August 9, 2011, the date these consolidated financial statements were issued.

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

June 30, 2011

NOTE A — continued

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

NOTE C — EARNINGS PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock (“common shares”) outstanding.  Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants, and convertible securities.  All earnings per common share for the three-month and six-month periods ended June 30, 2010 have been adjusted for the 5% stock dividend paid on May 14, 2010, to shareholders of record as of April 30, 2010.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

June 30, 2011

NOTE C - continued

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010
Basic:
Numerator:
Net income (loss)	$586,775	$(1,210,606)	$6,350,509	$(660,099)

Denominator:
Basic - weighted average common shares outstanding	19,239,027	19,202,800	19,224,138	19,201,133

Basic EPS	$0.03	$(0.06)	$0.33	$(0.03)

Diluted:
Numerator:
Net income (loss)	$586,775	$(1,210,606)	$6,350,509	$(660,099)

Denominator:
Weighted average common shares outstanding	19,239,027	19,202,800	19,224,138	19,201,133
Effect of Dilutive Securities:
Stock options	327,158	—	310,931	—
	19,566,185	19,202,800	19,535,069	19,201,133

Diluted EPS	$0.03	$(0.06)	$0.33	$(0.03)

Outstanding and exercisable options to purchase 75,885 and 99,706 shares of the common shares were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive for the three and six months ended June 30, 2010 due to the net losses.

NOTE D — DIVIDENDS

On April 20, 2010, the Company declared a five percent (5%) stock dividend on its outstanding common shares.  The 5% stock dividend was paid on May 14, 2010, to shareholders of record as of April 30, 2010.   Cash in lieu of fractional shares in the total amount of $431 was paid to shareholders based on the last sales price of the Company’s common shares on the record date.  No dividends have been declared or paid in 2011.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

June 30, 2011

NOTE E — INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.  In addition, the Company paid, during the first six months of 2011, federal and various state estimated income taxes for tax year 2011, as well as various state income taxes for tax year 2010.

NOTE F — SHARE-BASED COMPENSATION

The Company accounts for share-based compensation awards and for unvested awards outstanding using the modified prospective application method.  Accordingly, we recognized the fair value of the share-based compensation awards as wages in the Consolidated Statements of Earnings on a straight-line basis over the vesting period.  We have recognized compensation expense, relative to share-based awards, in wages in the Consolidated Statements of Earnings of approximately $113,000 and $149,000, less than $0.01 per share, for the three months ended June 30, 2011, and 2010, and approximately $227,000 and $274,000, or approximately $0.01 per share, for the six months ended June 30, 2011, and 2010, respectively.

As of June 30, 2011, there was approximately $190,000 of unrecognized compensation expense related to our two share-based compensation plans which the Company expects to recognize over a period of three years.

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

Under the terms of the merger agreement, so long as two business days prior to the earlier of (1) a meeting of the Company’s shareholders or (2) a special meeting of Dawson’s shareholders, the Average Price (as described below) of Dawson’s common stock is equal to or greater than $32.54 but less than or equal to $52.54, at the effective time of the merger, each issued and outstanding common share of the Company (other than common shares owned by the Company, any wholly-owned subsidiary of the Company, Dawson, or 6446 Acquisition) will be automatically converted into the right to receive 0.188 shares of Dawson common stock.  If the Average Price is not within the parameters outlined above, the Company and Dawson will seek, in good faith to negotiate a new exchange ratio that is acceptable to both parties, but subject to each party’s right to terminate the merger agreement if the Company and Dawson are not able to agree on a new exchange ratio within two business days after the second business day prior to the earlier of (1) a meeting of the Company’s shareholders or (2) a special meeting of Dawson’s shareholders.  The “Average Price” means the average of the volume weighted average of the trading price of Dawson common stock for the 10 consecutive trading days ending on the trading day that is two business days prior to the  earlier of (1) a meeting of the Company’s shareholders or (2) a special meeting of Dawson’s shareholders.

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

June 30, 2011

NOTE G — continued

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

In connection with the merger agreement, common shares beneficially owned by the named executive officers and directors of the Company representing, in the aggregate, approximately 28.73% of the outstanding common shares on March 20, 2011 are subject to voting agreements with Dawson.  Under the shareholder voting agreements, those officers and directors and other persons directing the voting of such common shares have agreed, among other things: (1) to vote their common shares in favor of adoption of the merger agreement at the meeting of the Company shareholders to be held to vote on the merger agreement; and (2) not to sell, transfer, or gift any of their common shares prior to the consummation of the merger, except under limited circumstances, including the Company’s board of directors making an adverse recommendation as described in the merger agreement.

NOTE H — COMMITMENTS AND CONTINGENCIES

On July 25, 2011, the Company entered into an agreement to purchase a new 5,000 channel GSR wireless seismic recording system and related equipment for a total purchase price of approximately $6,300,000 to be paid with a 5% note from a commercial bank.  We received delivery of substantially all of the equipment in July.

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

The Company is a leading provider of seismic data acquisition services throughout the continental United States and Canada.  We supply seismic data to companies engaged in the domestic exploration and development of oil and natural gas on land and in land-to-water transition areas. Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.  We operated seven seismic crews and added an eighth seismic acquisition crew in the lower 48 states during the second quarter of 2011.  As expected, the second quarter was impacted by the seasonal slowdown in Canada that resulted from the spring thaw, where we wound down activities with essentially no crews operating there for most of the quarter.  However, toward the end of the second quarter, we were awarded new business in Canada and accordingly activated two crews there.  Due to the seasonality of the Canadian market, the second quarter is usually the weakest quarter for activity in Canada, and we expect increasing levels of seismic activity in that region for the next three quarters, beginning with the third quarter of 2011.

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

The acquisition of seismic data for the oil and natural gas industry is a highly competitive business.  There are approximately 64 seismic crews currently operating in the continental United States and Canada. Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although factors other than price, such as crew safety performance history, and technological and operational expertise, are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are Dawson Geophysical Company, Geo Kinetics, Inc., and CGG-Veritas.  These competitors are publicly-traded companies with long operating histories which field numerous crews and work in a number of different regions and terrain.  In addition to the previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two crews and often specialize in specific regions or type of operations.  We believe that our long-term industry expertise, the customer relationships developed over our history, and our financial stability give us an advantage over most of our competitors in the industry.

Results of Operations

The Company’s business is subject to seasonal variations; thus the results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of a full year’s results.

Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010 (Unaudited)

Revenues.  Our revenues were $80,462,829 for the six months ended June 30, 2011, compared to $52,774,625 for the same period of 2010, an increase of 52.5%.  This increase in revenues was attributable to continued improvement in the North American land seismic acquisition market, our operation of seven seismic crews (as compared to six seismic crews in the U.S. during the six months ended June 30, 2010), and the addition during the second quarter of 2011 of our eighth seismic crew in the U.S.

Cost of services.  Our cost of services was $56,219,924 for the six months ended June 30, 2011, compared to $41,921,690 for the same period of 2010, an increase of 34.1%.  This increase was primarily attributable to strong revenue growth during the first half of 2011, better contract terms with the improvement in the North American land seismic acquisition market, efficiencies in operations gained through the utilization of wireless seismic recording systems, our operation of seven seismic crews (as compared to six seismic crews in the U.S. during the six months ended June 30, 2010), and the addition during the second quarter of 2011 of our eighth seismic crew in the U.S.  As a percentage of revenues, cost of services was 69.9% for the six months ended June 30, 2011, compared to 79.4% for the same period of 2010.

Selling, general, and administrative expenses.  SG&A expenses were $4,773,453 for the six months ended June 30, 2011, compared to $3,429,310 for the same period of 2010, an increase of 39.2%.  This increase was primarily attributable to $1,111,535 of transaction costs related to the proposed merger transaction with Dawson Geophysical Company.  SG&A expense as a percentage of revenues was 5.9% for the six months ended June 30, 2011, compared with 6.5% for the same period of 2010.

Depreciation and amortization expense.  Depreciation and amortization expense was $9,241,426 for the six months ended June 30, 2011, compared to $7,656,931 for the same period of 2010, an increase of 20.7% resulting from the purchase of additional GSR wireless seismic recording systems and related equipment and five new vibration vehicles.  Depreciation and amortization expense as a percentage of revenues was 11.5% for the six months ended June 30, 2011, compared to 14.5% for the same period of 2010.

Income and loss from operations.  Income from operations was $10,228,026, among the highest in Company history, compared to a loss from operations of $233,306 for the same period of 2010.  The increase was attributable to several factors including strengthening demand, better contract terms with the improvement in the North American land seismic acquisition market, efficiencies in operations gained through the utilization of wireless seismic recording systems, and our operation of seven seismic crews (as compared to six seismic crews in the U.S. during the six months ended June 30, 2010), and the addition during the second quarter of 2011 of our eighth seismic crew in the U.S.  EBITDA increased $12,045,827 to $19,469,452 for the six months ended June 30, 2011, from $7,423,625 for the same period of 2010, an increase of 162.3%.  This increase was a result of factors discussed above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $382,696 for the six months ended June 30, 2011, compared to $429,814 for the same period of 2010, a decrease of 11.0%.  This decrease was primarily attributable to the reduction of principal balances on notes and lease obligations.

Income tax expense.  Income tax expense was $3,494,821 for the six months ended June 30, 2011, compared to an income tax benefit of $3,021 for the same period of 2010.  The effective tax rate was 35.5% for the six months ended June 30, 2011, compared to an effective tax benefit for the six months ended June 30, 2010, which tax benefit was minimal due to state margin taxes and permanent tax differences.  See Note E of Notes to Financial Statements in Item 1.

Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010 (Unaudited)

Revenues.  Our revenues were $30,215,516 for the three months ended June 30, 2011, compared to $22,480,784 for the same period of 2010, an increase of 34.4% reflecting the continuing strength in the U.S. land seismic market.  We operated seven seismic crews (as compared to six seismic crews in the U.S. during the three months ended June 30, 2010), and added our eighth seismic crew in the U.S. during the second quarter of 2011.  The Company’s Canadian operations did not contribute materially to the overall results of this year’s or last year’s second quarter.

Cost of services.  Our cost of services was $21,950,230 for the three months ended June 30, 2011, compared to $18,335,659 for the same period of 2010, an increase of 19.7%.  This increase was primarily attributable to the continuing strength in the U.S. land seismic market, efficiencies in operations gained through the utilization of wireless seismic recording systems, and our operation of additional seismic acquisition crews as discussed above.  As a percentage of revenues, cost of services was 72.6% for the three months ended June 30, 2011, compared to 81.6% for the same period of 2010.

Selling, general, and administrative expenses.  SG&A expenses were $2,272,892 for the three months ended June 30, 2011, compared to $1,744,273 for the same period of 2010, an increase of 30.3%.  This increase was due to $528,000 of transaction costs related to the proposed merger transaction with Dawson Geophysical Company.  SG&A expense as a percentage of revenues was 7.5% for the three months ended June 30, 2011, compared with 7.8% for the same period of 2010.

Depreciation and amortization expense.  Depreciation and amortization expense was $4,778,547 for the three months ended June 30, 2011, compared to $3,789,217 for the same period of 2010, an increase of 26.1%.  This increase was primarily attributable to additions of seismic recording equipment, vibration vehicles, and other equipment and vehicles.  Depreciation and amortization expense as a percentage of revenues was 15.8% for the three months ended June 30, 2011, compared to 16.9% for the same period of 2010.

Income and loss from operations.  Income from operations was $1,213,844 for the three months ended June 30, 2011, compared to loss from operations of $1,388,365 for the same period of 2010.  This increase was primarily attributable to the significant increase in revenues, partially offset by increases in SG&A expenses, cost of services, and depreciation and amortization expenses discussed above.  EBITDA increased $3,591,539 to $5,992,391 for the three months ended June 30, 2011, from $2,400,852 for the same period of 2010, an increase of 149.6%.  This increase was a result of those factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $191,856 for the three months ended June 30, 2011, compared to $214,202 for the same period of 2010, a decrease of 10.4%.  This decrease was primarily attributable to our continuing payments on notes payable and capital lease obligations.

Income tax expense.  Income tax expense was $435,213 for the three months ended June 30, 2011, compared to an income tax benefit of $391,961 for the same period of 2010.  The effective tax expense rate was 42.6% for the three months ended June 30, 2011 compared to an effective tax benefit rate of 24.5%, for the same period of 2010.  See Note E of Notes to Financial Statements in Item 1.

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

The following table reconciles our EBITDA to our net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

Net income (loss)	$586,775	$(1,210,606)	$6,350,509	$(660,099)
Depreciation and amortization	4,778,547	3,789,217	9,241,426	7,656,931
Interest expense	191,856	214,202	382,696	429,814
Income tax expense (benefit)	435,213	(391,961)	3,494,821	(3,021)

EBITDA	$5,992,391	$2,400,852	$19,469,452	$7,423,625

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities.

Net cash provided by operating activities was $24,373,937 for the six months ended June 30, 2011, compared to $1,799,951 for the same period of 2010.  The $22,573,986 increase to cash flows during the first six months of 2011 from the same period of 2010 was principally attributable to the increase in net income, adjustments for depreciation and deferred taxes, decrease in accounts receivable, decrease in costs and estimated earnings in excess of billings on uncompleted contracts, decrease in prepaid expenses and taxes, and an increase in taxes payable, partially offset by decreases to cash flows resulting from a decrease in accounts payable.

Working capital increased $5,590,049 to $19,283,937 as of June 30, 2011, from the December 31, 2010 working capital of $13,693,888.  This increase was primarily due to an $8,857,378 increase in cash and cash equivalents and a decrease in trade accounts payable of $6,497,471, partially offset by a decrease in trade accounts receivable of $4,481,257, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $2,487,084, a decrease of $1,219,165 in prepaid federal income taxes, and an increase of $1,252,757 in federal and state income taxes payable.

Cash flows used in investing activities.

Net cash used in investing activities was $10,899,117 for the six months ended June 30, 2011, and $1,140,204  for the six months ended June 30, 2010.  This increase was due primarily to an increase in capital expenditures of $11,067,278 resulting from our purchase of additional GSR wireless seismic recording systems and related equipment, replacement vehicles, and five new vibration vehicles.

Cash flows used in financing activities.

Net cash used in financing activities was $4,629,309 for the six months ended June 30, 2011, and $4,342,126 for the six months ended June 30, 2010.  The increase was due primarily to principal payments on notes payable.

Capital expenditures.

During the six months ended June 30, 2011, the Company acquired $12,069,977 of vehicles and equipment, primarily to add to and replace similar vehicles and equipment, purchased additional ARAM ARIES seismic equipment, 2,500 additional GSR wireless channels, and five new vibration vehicles.  Cash of $11,067,278 and capital lease obligations from a vehicle leasing company of $1,002,699 were used to finance these acquisitions.  Although we do not budget for our capital expenditures, we may purchase additional equipment during 2011 should the demand for our services increase.

Liquidity

Our primary source of liquidity is cash generated from operations and term borrowings and leases from commercial banks and equipment lenders for capital expenditures.  Based on current forecasts, we believe that we have sufficient available cash and borrowing capacity to fund our working capital needs over the next 12 months.

Capital Resources

We have relied on cash generated from operations, short-term borrowings from commercial banks and equipment lenders, and proceeds from a public offering of our common shares to fund our working capital requirements and capital expenditures.

The Company has a revolving credit agreement with a commercial bank.  The borrowing limit under the revolving line of credit agreement is $5,000,000 and was renewed on September 16, 2009, and again on September 16, 2010.  The revolving line of credit agreement will expire on September 16, 2011.  Our obligations under this agreement are secured by a security interest in our accounts receivable and 2,000 channels of GSR system seismic recording equipment acquired in September of 2010.  Interest on the outstanding amount under the revolving credit agreement is payable monthly at the greater of the prime rate of interest or five percent.  As of June 30, 2011, we had no borrowings outstanding under the revolving credit agreement.

In December of 2007, we completed a $4,120,254 loan transaction with a commercial lender for the purpose of providing funds for the purchase of our seventh new ARAM ARIES recording system. This loan is repayable over a period of 48 months at a fixed per annum interest rate of 6.38%. This loan is collateralized by the recording system equipment and the recording vehicles and two semi-trailers that transport the newly purchased equipment between jobs.  In January of 2008, the Company entered into a $2,463,101 loan agreement with a bank to provide financing for the purchase of new vibration vehicles.  The loan is repayable over a period of 57 months at a fixed per annum interest rate of 6.35% and is collateralized by the vibration vehicles.  In February of 2008, the Company exercised its purchase option for seismic recording equipment it had been renting.  In March of 2008, the Company entered into a $2,975,844 loan agreement with a commercial lender to provide financing for the purchase of this rented equipment and to replace an existing loan the Company had with the lender.  This loan is repayable over a period of 48 months at a fixed per annum interest rate of 5.75% and is collateralized by the equipment.  In August of 2008, the Company entered into a $2,003,700 loan agreement with a bank to provide financing for the purchase of new vibration vehicles.  This loan is repayable over 36 months at a fixed per annum interest rate of 6.00% and is collateralized by the vibration vehicles.  In September of 2008, the Company entered into a $2,690,402 loan agreement with a commercial lender to provide financing for our eighth new ARAM ARIES recording system. This loan is repayable over a period of 48 months at a fixed per annum interest rate of 6.00% and is collateralized by the recording system.  Also in September of 2008, the Company entered into a $1,092,053 loan agreement with the same commercial lender to provide financing for recording equipment that goes with the eighth ARAM ARIES recording system.  This loan is co-terminus with the loan for the recording system, carries a fixed per annum interest rate of 6.00%, and is collateralized by the recording equipment.  In June of 2010, we purchased a 3,000 channel Geosource seismic recording system for approximately $3,598,000.  This system was paid for in July of 2010 with existing cash.  In September of 2010, the Company entered into a $1,988,910 loan agreement with a commercial lender to purchase 2,000 additional recording channels that were added to the 3,000 channel Geosource seismic recording system purchased in June 2010.  This loan carries a fixed per annum interest rate of 5.00%, and is collateralized by the 2,000 channels of recording equipment.  This loan matures in September of 2013.  In December of 2010, the Company entered into a $2,986,200 loan agreement with a commercial lender to purchase 3,000 additional recording channels of Geosource seismic recording equipment.  This loan carries a fixed per annum interest rate of 5.00%, and is collateralized by the recording equipment.  This loan matures in December of 2013.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the first six months of 2011.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains controls and procedures to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission and to process, summarize, and disclose this information within the time periods specified in the rules of the Securities and Exchange Commission.  Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize, and report information required to be included in reports filed or submitted under the Exchange Act within the required time period.  There were no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a defendant in various legal actions that arose or may arise out of the normal course of business.  In our opinion, none of these actions has resulted, or will result, in any significant loss to us.

ITEM 1A. RISK FACTORS

For a discussion of those “Risk Factors” affecting the Company, you should carefully consider the “Risk Factors” discussed in Part I, under “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2010, and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, which are herein incorporated by reference.  There have been no material changes from those risk factors previously disclosed in such Annual Report and Quarterly Report.

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

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TGC INDUSTRIES, INC.

Date: August 9, 2011	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2011	/s/ James K. Brata
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

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.