Form 10-Q
period 2011-09-30
TGC INDUSTRIES INC
filed 2011-11-09
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at October 28, 2011
Common Stock ($.01 Par Value)	19,258,159

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2011

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$21,738,571	$13,072,503
Trade accounts receivable	17,517,930	17,166,709
Cost and estimated earnings in excess of billings on uncompleted contracts	1,994,444	4,578,580
Prepaid expenses and other	1,825,973	1,600,450
Prepaid federal income tax	—	1,219,165

Total current assets	43,076,918	37,637,407

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	132,074,219	115,252,066
Automobiles and trucks	11,961,659	10,868,295
Furniture and fixtures	422,003	418,643
Leasehold improvements	14,994	14,994
	144,472,875	126,553,998
Less accumulated depreciation and amortization	(89,598,611)	(76,838,372)
	54,874,264	49,715,626

Goodwill	201,530	201,530
Other assets	72,965	60,834
	274,495	262,364

Total assets	$98,225,677	$87,615,397

See Notes to Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS - CONTINUED

September 30, 2011

	September 30,	December 31,
	2011	2010
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$5,941,099	$9,261,238
Accrued liabilities	3,783,820	1,808,149
Billings in excess of costs and estimated earnings on uncompleted contracts	5,789,887	5,486,017
Federal and state income taxes payable	1,264,827	—
Current maturities of notes payable	6,967,920	6,316,852
Current portion of capital lease obligations	1,227,519	1,071,263

Total current liabilities	24,975,072	23,943,519

NOTES PAYABLE, less current maturities	6,509,288	4,718,492

CAPITAL LEASE OBLIGATIONS, less current portion	1,547,919	1,302,963

LONG-TERM DEFERRED TAX LIABILITY	5,798,657	4,787,623

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—	—

Common stock, $.01 par value; 25,000,000 shares authorized; 19,295,962 and 19,242,251 in each period	192,960	192,423

Additional paid-in capital	27,845,180	27,512,709

Retained earnings	32,063,413	24,666,326

Treasury stock, at cost, 37,803 shares	(257,323)	(257,323)

Accumulated other comprehensive income (loss)	(449,489)	748,665
	59,394,741	52,862,800

Total liabilities and shareholders’ equity	$98,225,677	$87,615,397

See Notes to Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

September 30, 2011

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$31,013,392	$22,843,724	$111,476,221	$75,618,349

Cost and expenses
Cost of services	21,718,157	18,932,507	77,938,081	60,854,197
Selling, general and administrative	2,437,866	1,579,159	7,211,319	5,008,469
Depreciation and amortization expense	4,968,140	3,863,486	14,209,566	11,520,417
	29,124,163	24,375,152	99,358,966	77,383,083

Income (loss) from operations	1,889,229	(1,531,428)	12,117,255	(1,764,734)

Interest expense	192,495	187,328	575,191	617,142

Income (loss) before income taxes	1,696,734	(1,718,756)	11,542,064	(2,381,876)

Income tax expense (benefit)	650,156	(447,949)	4,144,977	(450,970)

NET INCOME (LOSS)	$1,046,578	$(1,270,807)	$7,397,087	$(1,930,906)

Earnings per common share:
Basic	$0.05	$(0.07)	$0.38	$(0.10)
Diluted	$0.05	$(0.07)	$0.38	$(0.10)

Weighted average number of common shares outstanding:
Basic	19,249,379	19,204,448	19,232,644	19,202,250
Diluted	19,535,963	19,204,448	19,535,296	19,202,250

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

Consolidated Statement of Cash Flows (Unaudited)

September 30, 2011

	Nine Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,397,087	$(1,930,906)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,209,566	11,520,417
(Gain) loss on disposal of property and equipment	(126,522)	(25,183)
Non-cash compensation	168,652	394,230
Deferred income taxes	1,011,034	(1,419,648)
Changes in operating assets and liabilities
Trade accounts receivable	(701,599)	(575,271)
Cost and estimated earnings in excess of billings on uncompleted contracts	2,586,403	(712,943)
Prepaid expenses and other	1,942,411	970,187
Prepaid federal and state income tax	1,042,770	211,412
Other assets	(13,707)	(23,772)
Trade accounts payable	(1,406,656)	104,219
Accrued liabilities	2,015,569	461,359
Billings in excess of cost and estimated earnings on uncompleted contracts	298,292	(3,056,224)
Income taxes payable	1,544,449	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	29,967,749	5,917,877

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14,144,555)	(5,085,358)
Proceeds from sale of property and equipment	233,012	111,702

NET CASH USED IN INVESTING ACTIVITIES	(13,911,543)	(4,973,656)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(6,488,083)	(6,053,353)
Principal payments on capital lease obligations	(979,982)	(814,472)
Proceeds from exercise of stock options	164,356	—
Payment of dividends	—	(431)

NET CASH USED IN FINANCING ACTIVITIES	(7,303,709)	(6,868,256)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,752,497	(5,924,035)

EFFECT OF EXCHANGE RATES ON CASH	(86,429)	(1,514)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,072,503	25,504,149

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,738,571	$19,578,600

Supplemental cash flow information

Interest paid	$575,191	$617,142
Income taxes paid	$545,432	$1,072,831

Noncash investing and financing activities

Capital lease obligations incurred	$1,419,412	$1,155,286
Financed equipment purchase	$6,765,619	$1,988,910
Financed insurance premiums	$2,162,868	$2,088,161
Restricted stock awards to employees	$—	$20,750

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

In connection with the preparation of these consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of September 30, 2011, through November 9, 2011, the date these consolidated financial statements were issued.

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

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

September 30, 2011

NOTE A - continued

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2010-20, Receivables — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about certain financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this standard did not have a significant impact on our financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. ASU 2011-05 is effective for the Company in the first quarter of fiscal year 2012 and should be applied retrospectively. The implementation of this guidance is not expected to have an impact on our consolidated financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other-Topic 350: Testing for Impairment.  ASU 2011-08 amends the guidance in FASB Accounting Standards Codification Topic (“ASC”) 350-20, Intangibles-Goodwill and Other-Goodwill. The intent of this ASU is to simplify how entities test goodwill for impairment by allowing an entity to use a qualitative approach to test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350-20. The amendments do not change the current guidance for testing other indefinite-lived assets for impairment. ASU 2011-08 is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt this standard on January 1, 2012. The adoption of this standard is not expected to have a significant impact on our financial statements or disclosures.

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

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

September 30, 2011

NOTE C — EARNINGS PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock (“common shares”) outstanding. Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants, and convertible securities. All earnings per common share for the three-month and nine-month periods ended September 30, 2011, and 2010, have been adjusted for the 5% stock dividend paid on May 14, 2010, to shareholders of record as of April 30, 2010.

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2011	2010	2011	2010
Basic:
Numerator:
Net income (loss)	$1,046,578	$(1,270,807)	$7,397,087	$(1,930,906)

Denominator:
Basic - weighted average common shares outstanding	19,249,379	19,204,448	19,232,644	19,202,250

Basic EPS	$0.05	$(0.07)	$0.38	$(0.10)

Diluted:
Numerator:

Net income (loss)	$1,046,578	$(1,270,807)	$7,397,087	$(1,930,906)

Denominator:
Weighted average common shares outstanding	19,249,379	19,204,448	19,232,644	19,202,250
Effect of Dilutive Securities:
Stock options	286,584	—	302,652	—
	19,535,963	19,204,448	19,535,296	19,202,250

Diluted EPS	$0.05	$(0.07)	$0.38	$(0.10)

Outstanding and exercisable options to purchase 64,867 and 88,249 common shares were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive for the three and nine months ended September 30, 2010 due to net losses in those periods.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

September 30, 2011

NOTE D — DIVIDENDS

On April 20, 2010, the Company declared a five percent (5%) stock dividend on its outstanding common shares. The 5% stock dividend was paid on May 14, 2010, to shareholders of record as of April 30, 2010. Cash in lieu of fractional shares in the total amount of $431 was paid to shareholders based on the last sales price of the common shares on the record date. No dividends have been declared or paid in 2011.

NOTE E — INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In addition, the Company paid, during the first nine months of 2011, federal and various state estimated income taxes for tax year 2011, as well as various state income taxes for tax year 2010.

NOTE F — SHARE-BASED COMPENSATION

The Company accounts for share-based compensation awards and for unvested awards outstanding using the modified prospective application method. Accordingly, we recognized the fair value of the share-based compensation awards as wages in the Consolidated Statements of Earnings on a straight-line basis over the vesting period. We have recognized compensation expense, relative to share-based awards, in wages in the Consolidated Statements of Earnings of approximately $107,000 and $120,000, less than $0.01 per share, for the three months ended September 30, 2011, and 2010, and approximately $334,000 and $394,000, or approximately $0.02 per share, for the nine months ended September 30, 2011, and 2010, respectively.

As of September 30, 2011, there was approximately $125,000 of unrecognized compensation expense related to our two share-based compensation plans which the Company expects to recognize over a period of three years.

NOTE G — ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

On March 21, 2011, we disclosed that on March 20, 2011, the Company and Dawson Geophysical Company, a Texas corporation, and 6446 Acquisition Corp., a Texas corporation and a wholly-owned subsidiary of Dawson, entered into an Agreement and Plan of Merger pursuant to which 6446 Acquisition would merge with and into the Company, with the Company continuing after the merger as the surviving entity and a wholly-owned subsidiary of Dawson.

Under the terms of the merger agreement, so long as, two business days prior to the earlier of (1) a meeting of the Company’s shareholders or (2) a special meeting of Dawson’s shareholders, the Average Price (as described below) of Dawson’s common stock is equal to or greater than $32.54 but less than or equal to $52.54, at the effective time of the merger each issued and outstanding common share of the Company (other than common shares owned by the Company, any wholly-owned subsidiary of the Company, Dawson, or 6446 Acquisition) would be automatically converted into the right to receive 0.188 shares of Dawson common stock.  If the Average Price was not within the parameters outlined above, the Company and Dawson would seek, in good faith to negotiate a new exchange ratio acceptable to both parties, but subject to each party’s right to terminate the merger agreement if the Company and Dawson were not able to agree on a new exchange ratio within two business days after the second business day prior to the earlier of (1) a meeting of the Company’s shareholders or (2) a special meeting of Dawson’s shareholders.  The “Average Price” means the average of the volume weighted average of the trading price of Dawson common stock for the 10 consecutive trading days ending on the trading day that is two business days prior to the earlier of (1) a meeting of the Company’s shareholders or (2) a special meeting of Dawson’s shareholders.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

September 30, 2011

NOTE G — continued

The Company’s Articles of Incorporation provide that a merger transaction must be approved by the holders of at least 80% of the Company’s outstanding common stock.

The Company held a meeting of its shareholders on October 27, 2011. However, two business days prior to October 27, 2011, the Average Price of Dawson’s common stock was below $32.54. As required by the merger agreement, the Company and Dawson negotiated in good faith on October 26 and October 27, 2011, to try to agree to a new exchange ratio acceptable to both parties. However, those negotiations were not successful and, on October 27, 2011, the Company provided Dawson with a written notification of termination of the merger agreement based on both of the following: (1) the inability of the parties to negotiate a new exchange ratio acceptable to both parties; and (2) holders of 80% of the Company’s outstanding common stock on August 29, 2011, the record date, did not approve the merger agreement.

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

Executive Overview

TGC Industries, Inc. is a Texas corporation, and with its wholly-owned subsidiary, Eagle Canada, Inc., a Delaware corporation, (collectively “TGC” or the “Company”), is primarily engaged in the geophysical service business of conducting three-dimensional (“3-D”) surveys for clients in the oil and gas business. TGC’s principal business office is located at 101 E. Park Blvd., Suite 955, Plano, Texas 75074 (Telephone: 972-881-1099). TGC’s internet address is www.tgcseismic.com. TGC makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as soon as reasonably practicable after filing with, or furnishing such information to, the Securities and Exchange Commission.

The Company is a leading provider of seismic data acquisition services throughout the continental United States and Canada. We supply seismic data to companies engaged in the domestic exploration and development of oil and natural gas on land and in land-to-water transition areas. Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques. We operated eight seismic crews in the lower 48 states during the third quarter of 2011. We operated two crews in Canada during the third quarter. Due to the seasonality of the Canadian market, the second and third quarters are usually weak quarters for activity in Canada, and we expect increasing levels of seismic activity in that region for the next two quarters starting with the fourth quarter of 2011.

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

Results of Operations

The Company’s business is subject to seasonal variations; thus the results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of a full year’s results.

Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2010 (Unaudited)

Revenues. Our revenues were $111,476,221 for the nine months ended September 30, 2011, compared to $75,618,349 for the same period of 2010, an increase of 47.4%. This increase in revenues was attributable to continued improvement in the North American land seismic acquisition market, increased efficiencies of new wireless recording technology, and our operation of additional seismic crews. We operated seven seismic crews in the U.S. during the first quarter, added an eighth crew in the second quarter, and continued operating eight crews during the third quarter of 2011, as compared to six seismic crews during each of the three quarters in the nine months ended September 30, 2010. Revenues from Eagle Canada also contributed to the increase.

Cost of services. Our cost of services was $77,938,081 for the nine months ended September 30, 2011, compared to $60,854,197 for the same period of 2010, an increase of 28.1%. This increase was primarily attributable to strong revenue growth during the first three quarters of 2011, partially offset by increased efficiencies of new wireless recording technology, our operation of seven seismic crews, the addition during the second quarter of 2011 of our eighth seismic crew, and the continued operation of eight crews during the third quarter of 2011, as compared to six seismic crews in the U.S. during the nine months ended September 30, 2010. As a percentage of revenues, cost of services was 69.9% for the nine months ended September 30, 2011, compared to 80.5% for the same period of 2010.

Selling, general, and administrative expenses. SG&A expenses were $7,211,319 for the nine months ended September 30, 2011, compared to $5,008,469 for the same period of 2010, an increase of 44.0%. This increase was primarily attributable to $1,683,074 of transaction costs related to the recently terminated merger transaction with Dawson Geophysical Company. SG&A expense as a percentage of revenues was 6.5% for the nine months ended September 30, 2011, compared with 6.6% for the same period of 2010.

Depreciation and amortization expense. Depreciation and amortization expense was $14,209,566 for the nine months ended September 30, 2011, compared to $11,520,417 for the same period of 2010, an increase of 23.3%. This increase was primarily attributable to capital expenditures of approximately $22,330,000 for the nine months ended September 30, 2011. Depreciation and amortization expense as a percentage of revenues was 12.7% for the nine months ended September 30, 2011, compared to 15.2% for the same period of 2010.

Income and loss from operations. Income from operations was $12,117,255 for the nine months ended September 30, 2011, compared to a loss from operations of $1,764,734 for the same period of 2010. The increase was attributable to several factors including strengthening demand, better contract terms with the improvement in the North American land seismic acquisition market, efficiencies in operations gained through the utilization of wireless seismic recording systems, our operation of seven seismic crews, the addition during the second quarter of 2011 of our eighth seismic crew, and the continued operation of eight crews during the third quarter of 2011, as compared to six seismic crews in the U.S. during the nine months ended September 30, 2010. EBITDA increased $16,571,138 to $26,326,821 for the nine months ended September 30, 2011, from $9,755,683 for the same period of 2010, an increase of 169.9%. This increase was a result of factors discussed above. For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, refer to the section entitled “EBITDA” found below.

Interest expense. Interest expense was $575,191 for the nine months ended September 30, 2011, compared to $617,142 for the same period of 2010, a decrease of 6.8%. This decrease was primarily attributable to our continuing principal payments on notes payable and capital lease obligations.

Income tax expense. Income tax expense was $4,144,977 for the nine months ended September 30, 2011, compared to income tax benefit of $450,970 for the same period of 2010. The effective tax rate was 35.9% for the nine months ended September 30, 2011, compared to an effective tax benefit rate of 18.9% for the nine months ended September 30, 2010, primarily due to state margin taxes and permanent tax differences. See Note E of Notes to Financial Statements in Item 1.

Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010 (Unaudited)

Revenues. Our revenues were $31,013,392 for the three months ended September 30, 2011, compared to $22,843,724 for the same period of 2010, an increase of 35.8% reflecting the continuing strength in the U.S. land seismic market. We operated eight crews in the U.S. during the third quarter of 2011 compared with six crews in the U.S. during the third quarter of 2010. The Company’s Canadian operations did not contribute materially to the overall results of this year’s or last year’s third quarter.

Cost of services. Our cost of services was $21,718,157 for the three months ended September 30, 2011, compared to $18,932,507 for the same period of 2010, an increase of 14.7%. This increase was primarily attributable to increased revenues, and our operation of additional seismic acquisition crews as discussed above. As a percentage of revenues, cost of services was 70.0% for the three months ended September 30, 2011, compared to 82.9% for the same period of 2010.

Selling, general, and administrative expenses. SG&A expenses were $2,437,866 for the three months ended September 30, 2011, compared to $1,579,159 for the same period of 2010, an increase of 54.4%. This increase was primarily due to $572,000 of transaction costs related to the recently terminated merger transaction with Dawson Geophysical Company. SG&A expense as a percentage of revenues was 7.9% for the three months ended September 30, 2011, compared with 6.9% for the same period of 2010.

Depreciation and amortization expense. Depreciation and amortization expense was $4,968,140 for the three months ended September 30, 2011, compared to $3,863,486 for the same period of 2010, an increase of 28.6%. This increase was primarily attributable to additions of seismic recording equipment, vibration vehicles, and other equipment and vehicles. Depreciation and amortization expense as a percentage of revenues was 16.0% for the three months ended September 30, 2011, compared to 16.9% for the same period of 2010.

Income and loss from operations. Income from operations was $1,889,229 for the three months ended September 30, 2011, compared to a loss of $1,531,428 for the same period of 2010. This increase was primarily attributable to the significant increase in revenues, partially offset by increases in SG&A expenses, cost of services, and depreciation and amortization expenses discussed above. EBITDA increased $4,525,311 to $6,857,369 for the three months ended September 30, 2011, from $2,332,058 for the same period of 2010, an increase of 194.0%. This increase was a result of those factors mentioned above. For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense. Interest expense was $192,495 for the three months ended September 30, 2011, compared to $187,328 for the same period of 2010, an increase of 2.8%.

Income tax expense. Income tax expense was $650,156 for the three months ended September 30, 2011, compared to income tax benefit of $447,949 for the same period of 2010. The effective tax rate was 38.3% for the three months ended September 30, 2011, compared to a tax benefit rate of 26.1% for the same period of 2010. See Note E of Notes to Financial Statements in Item 1.

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

The following table reconciles our EBITDA to our net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

Net income (loss)	$1,046,578	$(1,270,807)	$7,397,087	$(1,930,906)
Depreciation and amortization	4,968,140	3,863,486	14,209,566	11,520,417
Interest expense	192,495	187,328	575,191	617,142
Income tax expense (benefit)	650,156	(447,949)	4,144,977	(450,970)

EBITDA	$6,857,369	$2,332,058	$26,326,821	$9,755,683

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities.

Net cash provided by operating activities was $29,967,749 for the nine months ended September 30, 2011, compared to $5,917,877 for the same period of 2010.  The $24,049,872 increase during the first nine months of 2011 from the same period of 2010 was primarily attributable to net income of $7,397,087 compared to a net loss of $1,930,906 for the same period of 2010, the timing of billings and revenue recognition, the collections of accounts receivable, the timing of receipt and payment of invoices, federal and state income taxes payable, and the mix of contracts.

Working capital increased $4,407,958 to $18,101,846 as of September 30, 2011, from the December 31, 2010 working capital of $13,693,888.  This increase was primarily due to an $8,666,068 increase in cash and cash equivalents and a $3,320,139 decrease in trade accounts payable, partially offset by a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $2,584,136, a decrease in prepaid federal income taxes of $1,219,165, an increase in accrued liabilities of $1,975,671, and an increase in federal and state income taxes payable of $1,264,827.

Cash flows used in investing activities.

Net cash used in investing activities was $13,911,543 for the nine months ended September 30, 2011, and $4,973,656 for the nine months ended September 30, 2010.  This increase was due to an increase in capital expenditures of $9,059,197 and an increase in proceeds from the sale of property and equipment of $121,310.

Cash flows used in financing activities.

Net cash used in financing activities was $7,303,709 for the nine months ended September 30, 2011, and $6,868,256 for the nine months ended September 30, 2010.  The increase was due primarily to principal payments on notes payable and capital lease obligations.

Capital expenditures.

During the nine months ended September 30, 2011, the Company purchased:  (i) $22,329,586 of vehicles and equipment, primarily to add to and replace similar vehicles and equipment, (ii) additional ARAM ARIES seismic equipment, (iii) 2,500 additional GSR wireless channels, (iv) our third GSR system with 5,000 wireless channels, and (v) five new vibration vehicles.  Cash of $14,144,555, a three-year $6,765,619 note payable from a commercial bank, and capital lease obligations from a vehicle leasing company of $1,419,412 were used to finance these acquisitions.  Although we do not budget for our capital expenditures, we may purchase additional equipment during 2011 should the demand for our services increase.

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

The Company has a revolving credit agreement with a commercial bank.  The borrowing limit under the revolving line of credit agreement is $5,000,000 and was renewed on September 16, 2010, and again on September 16, 2011.  The revolving line of credit agreement will expire on September 16, 2012.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the revolving credit agreement is payable monthly at the greater of the prime rate of interest or five percent.  As of September 30, 2011, we had no borrowings outstanding under the revolving credit agreement.

In December of 2007, we completed a $4,120,254 loan transaction with a commercial lender for the purpose of providing funds for the purchase of our seventh new ARAM ARIES recording system. This loan is repayable over a period of 48 months at a fixed per annum interest rate of 6.38%. This loan is collateralized by the recording system equipment and the recording vehicles and two semi-trailers that transport the newly purchased equipment between jobs.  In January of 2008, the Company entered into a $2,463,101 loan agreement with a bank to provide financing for the purchase of new vibration vehicles.  The loan is repayable over a period of 57 months at a fixed per annum interest rate of 6.35% and is collateralized by the vibration vehicles.  In February of 2008, the Company exercised its purchase option for seismic recording equipment it had been renting.  In March of 2008, the Company entered into a $2,975,844 loan agreement with a commercial lender to provide financing for the purchase of this rented equipment and to replace an existing loan the Company had with the lender.  This loan is repayable over a period of 48 months at a fixed per annum interest rate of 5.75% and is collateralized by the equipment.  In September of 2008, the Company entered into a $2,690,402 loan agreement with a commercial lender to provide financing for our eighth new ARAM ARIES recording system. This loan is repayable over a period of 48 months at a fixed per annum interest rate of 6.00% and is collateralized by the recording system.  Also in September of 2008, the Company entered into a $1,092,053 loan agreement with the same commercial lender to provide financing for recording equipment that goes with the eighth ARAM ARIES recording system.  This loan is co-terminus with the loan for the recording system, carries a fixed per annum interest rate of 6.00%, and is collateralized by the recording equipment.  In June of 2010, we purchased a 3,000 channel Geospace seismic recording system for approximately $3,598,000.  This system was paid for in July of 2010 with existing cash.  In September of 2010, the Company entered into a $1,988,910 loan agreement with a commercial lender to purchase 2,000 additional recording channels that were added to the 3,000 channel Geospace seismic recording system purchased in June 2010.  This loan carries a fixed per annum interest rate of 5.00%, and is collateralized by the 2,000 channels of recording equipment.  This loan matures in September of 2013.  In December of 2010, the Company entered into a $2,986,200 loan agreement with a commercial lender to purchase our second 3,000 channel Geospace seismic recording system.  This loan carries a fixed per annum interest rate of 5.00%, and is collateralized by the recording equipment.  This loan matures in December of 2013.  In April of 2011, the Company purchased an additional 2,500 channels of wireless recording equipment for approximately $2,771,000 to go with our second Geospace seismic recording system.  This equipment was paid for in April of 2011 with existing cash.  In August of 2011, the Company entered into a $6,765,619 loan agreement with a commercial lender to purchase our third Geospace seismic recording system with 5,000 channels.  This loan carries a fixed per annum interest rate of 4.50%, and is collateralized by the recording equipment.  This loan matures in August of 2014.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the first nine months of 2011.

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

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains controls and procedures to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission and to process, summarize, and disclose this information within the time periods specified in the rules of the Securities and Exchange Commission.  Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize, and report information required to be included in reports filed or submitted under the Exchange Act within the required time period.  There were no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a defendant in various legal actions that arose or may arise out of the normal course of business.  In our opinion, none of these actions has resulted, or will result, in any significant loss to us.

ITEM 1A. RISK FACTORS.

For a discussion of those “Risk Factors” affecting the Company, you should carefully consider the “Risk Factors” discussed in Part I, under “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2010, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, which are herein incorporated by reference.  There have been no material changes from those risk factors previously disclosed in such Annual Report and Quarterly Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. — None.

ITEM 4. RESERVED.

ITEM 5. OTHER INFORMATION.- None.

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

TGC INDUSTRIES, INC.

Date: November 9, 2011	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2011	/s/ James K. Brata
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