Form 10-K
period 2011-12-31
TGC INDUSTRIES INC
filed 2012-03-15
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $87,671,126

Number of shares of Common Stock outstanding as of March 1, 2012:  19,356,551

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

Proxy statement for the 2012 annual meeting of shareholders — Part III

Part I

ITEM 1. BUSINESS.

General

TGC Industries, Inc. is a Texas corporation, and its wholly-owned subsidiary, Eagle Canada, Inc., a Delaware corporation (collectively “TGC” or the “Company”), are primarily engaged in the geophysical service business of conducting three-dimensional (“3-D”) surveys for clients in the oil and gas business.  TGC’s principal business office is located at 101 E. Park Blvd., Suite 955, Plano, Texas 75074 (Telephone: 972-881-1099).  TGC’s internet address is www.tgcseismic.com.  TGC makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as soon as reasonably practicable after filing or furnishing such information with the Securities and Exchange Commission.

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

We are a leading provider of seismic data acquisition services throughout the continental United States and Canada.  As of December 31, 2011, we operated 12 seismic crews consisting of eight crews in the U.S. and four crews in Canada.  These seismic crews supply seismic data primarily to companies engaged in the exploration and development of oil and natural gas on land and in land-to-water transition areas.  Eagle Canada’s seismic acquisition services are also used by the potash mining industry in Canada, and Eagle Canada has particular expertise through its heliportable capabilities.  Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.

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

Equipment and Crews

In March of 2008, the Company entered into a loan agreement with a commercial lender to provide financing for the purchase of seismic recording equipment it had been renting and to replace an existing loan the Company had with the lender.  In September of 2008, the Company entered into a loan agreement with a commercial lender to provide financing for the purchase of a new seismic recording system and equipment.  In December of 2008, we deployed our ninth seismic data acquisition crew along with our eighth new ARAM ARIES recording system.  During the second quarter of 2009, demand weakened and seismic market activity declined significantly in North America.  We responded to the weakening demand for seismic services by aggressively managing our costs, including our crew count, reducing TGC’s crews from a peak of nine crews in the first quarter of 2009 to four crews in the second half of the year in the U.S.  During October of 2009, we purchased Eagle Canada, Inc. a provider of seismic data services to the Canadian energy industry.  Following that acquisition, Eagle Canada operated two seismic crews for the remainder of 2009.  Eagle Canada utilizes the latest in OYO Geospace GSR and ARAM ARIES recording equipment which is interchangeable with that of TGC. During 2010 and 2011, an increase in the demand for seismic services allowed for an expansion of the Company’s crew count from six at December 31, 2009 to eleven at December 31, 2010 to twelve crews at December 31, 2011.

In June of 2010, the Company acquired a new 3,000 channel OYO Geospace Seismic Recording System (“GSR System”).  This new GSR System uses cable-free/radio-free autonomous nodal data recorders which have a built-in GPS and disciplined clock. The GSR System provides for up to 30 days of continuous data recording.  This system is fully compatible with our current ARAM recording equipment. In addition, our crews continue to utilize the state-of-the-art ARAM ARIES recording systems.  These systems employ cable telemetry technology enhanced by multiple baseline and redundant cable connections that provide seismic data acquisition services with increased reliability.  In January of 2011, the Company acquired its second new 3,000 channel GSR system financed by a note payable with a commercial lender, and in April purchased an additional 2,500 channels with existing cash that were added to this system.  In May of 2011, the Company purchased five new INOVA vibration vehicles with existing cash.  In July of 2011, the Company acquired its third new GSR system financed by a note payable with a commercial bank.  The third GSR system contains 5,000 channels.  In September of 2011 we purchased with existing cash an additional 5,000 channels of ARAM equipment to supplement existing ARAM systems.  In October of 2011 the Company purchased two new INOVA vibration vehicles with existing cash.  In November of 2011, the Company purchased an additional 3,000 channels of GSR equipment with existing cash.

We currently own equipment for 15 land-based seismic data acquisition crews and 76 vibration vehicles.  Each crew consists of approximately 45 to 60 technicians with associated vehicles, geophones, a seismic recording system, energy sources, cables, and a variety of other equipment. Each ARAM crew has one central recording vehicle which captures seismic data. The GSR System crews utilize a recorder to manage the data acquisition while the individual GSR System captures and holds the data until they are placed in the Data Transfer Module.  The data is then transferred to a CD ROM or data tape which is delivered to a data processing center selected by the customer.

Capital Expenditures

We believe that it is essential to take advantage of advances in seismic technology and to commit capital to purchase and update our equipment cost-effectively. Purchasing and updating seismic equipment and technology involves a commitment to capital spending.  As a result, during the year ended December 31, 2011 capital expenditures of approximately $30,730,000 were used to acquire, maintain, and replace seismic equipment and vehicles. Major purchases in 2011 included our second GSR System with 3,000 channels to which we added an additional 2,500 channels, our third GSR System with 5,000 channels, an additional 3,000 GSR System channels which were added to existing systems, 5,000 additional ARAM channels, and seven new INOVA vibration vehicles.  During the year ended December 31, 2010 capital expenditures of approximately $15,226,000 were used to acquire, maintain, and replace seismic equipment and vehicles.  Major purchases in 2010 included a new 3,000 channel GSR System, approximately 5,000 additional GSR System channels and 8,500 additional ARAM channels. Because of the market downturn in 2009, we reduced capital expenditures for fiscal year 2009 to approximately $1,960,000, primarily for equipment and vehicle maintenance and replacement.

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

During 2011, our largest customer accounted for approximately 17% of revenues.  During 2010, our largest customer accounted for approximately 15% of revenues.  During 2009, our largest customer accounted for approximately 31% of revenues.

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

Employees

As of December 31, 2011, we employed a total of 935 full-time (non-union) employees, of which 30 consisted of management, sales, and administrative personnel with the remainder being crew and crew support personnel.  We believe our relationship with our employees to be satisfactory.

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

Company Risks

We may incur losses.

We reported net income of approximately $10,833,000 for the year ended December 31, 2011, compared to a net loss of approximately $1,223,000 for the year ended December 31, 2010, and net income of approximately $1,880,000 for the year ended December 31, 2009.  We also reported net income for the years ended December 31, 2008 and 2007.  Our ability to be profitable in the future will depend on many factors beyond our control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

An economic downturn could adversely affect our revenues and cash flows.

An economic downturn could adversely affect our revenues and cash flows if our customers, and/or potential customers, become unable to pay or must delay payment of, amounts owing to the Company because such customers are not successful in generating revenues or are precluded from securing necessary financing.

Our revenues and operating results can be expected to fluctuate from period to period.

Our revenues, operating results, and profitability may fluctuate from period to period. These fluctuations are attributable to the level of new business in a particular period, the timing of the initiation, progress, or cancellation of significant projects, higher revenues and expenses on our dynamite contracts, and costs we incur to train new crews we may add in the future to meet increased customer demand. Fluctuations in our operating results may also be affected by other factors that are outside of our control such as permit delays, weather delays, and crew productivity. Oil and natural gas prices continued to be volatile during the year ended December 31, 2011, and have resulted in demand fluctuations for our services. There can be no assurance of future oil and gas price levels or stability.  The demand for our services will be adversely affected by a significant reduction in oil and natural gas prices and by climate change legislation or material changes to U.S. energy policy.  Since our business has high fixed costs, the negative effect of one or more of these factors could trigger wide variations in our operating revenues, EBITDA margin, and profitability from quarter to quarter, which factors render quarter-to-quarter comparisons unreliable as an indicator of performance.  Due to the factors discussed above, you should not expect sequential growth in our quarterly revenues and profitability.

We are dependent upon significant customers.

During 2011, our largest customer accounted for approximately 17% of revenues.  During 2010, our largest customer accounted for approximately 15% of revenues.  During 2009 our largest customer accounted for approximately 31% of revenues.  In the past we have derived a significant amount of our revenues from a small number of oil and natural gas exploration and development companies.  While our revenues are derived from a concentrated customer base, our significant customers vary between years.  If we lose one or more major customers in the future, or if one or more customers encounter financial difficulties, our business, financial condition, and results of operations could be materially and adversely affected.

We are dependent upon significant suppliers.

During 2011 and 2010, no vendor accounted for more than 10% of our purchases.  During 2009, our two largest vendors accounted for approximately 22% and 10% of our purchases, respectively.  If we lose one or more major vendors in the future, or if one or more vendors encounter financial difficulties, our business, financial condition, and results of operations could be materially and adversely affected.

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

Our President and Chief Executive Officer, the President, Vice President of Operations, and the Operations Manager of Eagle Canada, and a salesman, are subject to employment agreements and non-competition agreements.  Members of our management team that are not subject to employment or non-competition agreements could leave upon little or no notice, which could have a material adverse effect on our management’s ability to continue operations at the same level of effectiveness. Additionally, the lack of non-competition agreements would allow these members of our management team to immediately begin working for one of our competitors upon the termination of their relationship with us. This could have a negative impact on our strategic plan and our relationships with customers.

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

Certain assets that are critical to our operations, including one of our ARAM ARIES recording systems, eight vibration vehicles, a 5,000 channel OYO Geospace GSR recording system, acquired in 2010, and a 5,000 channel GSR system, acquired in 2011 are pledged as collateral to our equipment lenders and commercial banks and could be subject to foreclosure in the event that we default on our indebtedness having 36 to 57 month terms.  We currently have debt obligations covering the purchase of this equipment that require monthly payments between approximately $24,000 and $188,000.  These debt obligations mature at various dates ranging from March of 2012 to August of 2014.  Any decline in our operations could inhibit our ability to make these substantial monthly payments. In view of the short terms of these notes, a failure to make the monthly payments on these notes could cause our lenders to foreclose quickly on the assets securing these notes.  The foreclosure on certain of our core assets securing these notes could severely limit our ability to continue operations.

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

Industry Risks

We and our customers may be adversely affected by an economic downturn.

An economic downturn could have a material adverse effect on our financial results and proposed plan of operations and could lead to further significant fluctuations in the demand for and pricing of oil and gas.  Reduced demand and pricing pressures could adversely affect the financial condition and results of operations of our customers and their ability to purchase our services.  We are not able to predict the timing, extent, and duration of the economic cycles in the markets in which we operate.

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

Our stock price is subject to significant volatility. Overall market conditions, including a decline in oil and natural gas prices and other risks and uncertainties described in this “Risk Factors” section and elsewhere in this Form 10-K, could cause the market price of our common stock to fall. The high and low sales prices of our common stock for the year ended December 31, 2011, were $ 8.58 and $ 3.66, respectively.

Our common stock is listed on the NASDAQ Stock Market LLC under the symbol “TGE.” However, daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities.  For example, during 2011 our daily trading volume was as low as 2,200 shares.  In addition, our common stock traded on the NYSE Amex (formerly the American Stock Exchange) under the symbol “TGE” from April 18, 2005, until November 5, 2007.  During this period of time our daily trading volume was as low as 1,600 shares.  It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.

Our officers and directors own a large percentage of our common stock, and they may exercise control over our business and affairs.

Our officers and directors as a group beneficially own approximately 30% of our common stock.  As a result, they will continue to be able to exercise significant influence, and in most cases control, over matters requiring shareholder approval, including the election of directors, changes to our charter documents, and significant corporate transactions.  This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business.  The continued concentrated ownership of our common stock will make it difficult for another company to acquire us and for you to receive any related takeover premium for your shares (unless the controlling group approves the acquisition).

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

While there are currently no restrictions prohibiting us from paying dividends to our shareholders, we have not paid any cash dividends on our common stock in the past, and we do not anticipate paying any dividends in the foreseeable future. Payment of any cash dividends in the future, however, is in the discretion of our board of directors and will depend on our financial condition, results of operations, capital and legal requirements, and other factors deemed relevant by our board of directors. Earnings, if any, are expected to be retained to fund our future operations.  On May 14, 2010, and May 12, 2009, the Company paid 5% stock dividends to its shareholders.  No stock dividends were declared or paid in 2011.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. DESCRIPTION OF PROPERTY.

In January of 2006, we leased a 600-square foot facility in Houston, Texas, to be used as a sales office.  In September of 2011, we moved our Houston sales office from this facility to a nearby 1,711-square foot facility.  The monthly rent is currently $3,137.  In July of 2006, we entered into a lease for 7,269 square feet of office space located in Plano, Texas.  In September of 2006, we relocated our corporate offices to this facility, and increased the size of this lease to 8,523 square feet in September of 2008, and to 10,137-square feet of office space in March of 2012.  The monthly rent is currently $13,192.  In October of 2006, we leased an 800-square foot facility in Oklahoma City, Oklahoma, to be used as a sales office.  This lease is now on a month-to-month basis and the current monthly rent is $665.  In September of 2008, we leased a 400-square foot facility is Pratt, Kansas, to be used as a permit office.  This lease is now on a month-to-month basis and the current monthly rent is $500.  In November of 2008, we vacated our Plano repair, warehouse, and outdoor storage facilities and moved to a leased repair, warehouse, and outdoor storage facility in Denison, Texas.  The Denison, Texas, facility consists of one 5,000-square foot building, two 10,000-square foot adjacent buildings, and an outdoor storage area of approximately 60,500 square feet.  The monthly rent is currently $12,602. In April of 2010, we leased a 915-square foot office facility in Midland, Texas, to be used as a sales office. This monthly rent is currently $877.  Upon the acquisition of Eagle Canada, we assumed a lease entered into in August of 2008 for 3,030 square feet of office space located in Calgary, Alberta.  The monthly rent is currently $13,064.  In addition, Eagle Canada leases a 10,088-square foot facility, also located in Calgary, Alberta, that is used as a shop and warehouse.  Effective April of 2010, we entered into a lease agreement for this facility. The monthly rent is currently $8,094. Prior to this date this facility was leased on a month-to-month basis.  The Company is not responsible for insuring these facilities.  The conditions of these facilities are good, and we believe that these properties are suitable and adequate for our foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a defendant in various legal actions that arose or may arise out of the normal course of business.  In our opinion, none of these actions have or will result in any significant loss to us.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

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

The following table shows the high and low sales prices reported for our common stock on NASDAQ during 2011 and 2010.  On May 14, 2010, and May 12, 2009, the Company paid 5% stock dividends to shareholders of record at the close of business on April 30, 2010, and April 28, 2009, respectively.  No stock dividends were declared or paid in 2011.  All prior share and per share amounts have been restated to reflect the stock dividends.

	2011		2010
	High	Low	High	Low

1st quarter	$7.92	$3.66	$4.64	$3.52
2nd quarter	8.23	5.64	4.40	2.82
3rd quarter	7.65	4.35	4.00	2.82
4th quarter	8.58	4.11	3.87	3.07

The number of shareholders of record of TGE’s common stock as of March 1, 2012, was 146.  Due to the number of shares held in nominee or street name, we believe that there are a significantly greater number of beneficial owners of our common stock.  As of such date, CEDE & CO. held 15,766,538 shares in street name.  On March 1, 2012, our common stock was quoted at a closing sales price of $10.47

Performance Graph

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

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data.”  No cash dividends were declared in any of the five years shown below:

	Year Ended December, 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Statement of Income Data:

Revenues	$151,029	$108,319	$90,432	$86,770	$90,396

Net income (loss)	$10,833	$(1,223)	$1,880	$6,898	$7,607

Net Income (loss) per common share - basic	$0.56	$(0.06)	$0.10	$0.36	$0.40

Net Income (loss) per common share - diluted	$0.55	$(0.06)	$0.10	$0.36	$0.40

Weighted average number of common Shares outstanding - basic	19,243	19,203	19,194	19,173	19,149

Weighted average number of common Shares outstanding - diluted	19,545	19,203	19,261	19,254	19,242

Total assets	$99,881	$87,615	$86,050	$85,091	$61,162

Long-term debt, less current maturities	$6,956	$6,021	$6,507	$11,452	$3,769

Shareholders’ equity	$63,720	$52,863	$52,695	$50,427	$42,922

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

Executive Overview

The Company is a leading provider of seismic data acquisition services throughout the continental United States and Canada.  We currently operate 15 seismic crews.  These seismic crews supply seismic data to companies engaged in the exploration and development of oil and natural gas on land and in land-to-water transition areas. Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.

We acquire geophysical data using the latest in 3-D survey techniques. We introduce acoustic energy into the ground by using vibration equipment or dynamite detonation, depending on the surface terrain and subsurface requirements. The reflected energy, or echoes, is received through geophones, converted into a digital signal at a multi-channel recording unit, and then transmitted to a central recording vehicle. Subsurface requirements dictate the number of channels necessary to perform our services. With our state-of-the-art seismic equipment, including computer technology and multiple channels, we acquire, on a cost-effective basis, immense volumes of seismic data that when processed and interpreted produce more precise images of the earth’s subsurface. Our customers then use our seismic data to generate 3-D geologic models that help reduce finding costs and improve recovery rates from existing wells.

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

Results of Operations

Year Ended December 31, 2011, Compared to Year Ended December 31, 2010

Revenues.  Our revenues were $151,028,582 for the year ended December 31, 2011, compared to $108,318,801 for the same period of 2010, an increase of 39.4%.  This increase in revenues was attributable to continued improvement in the North American land seismic acquisition market, increased efficiencies of new wireless recording technology, and our operation of additional seismic crews.  We operated seven seismic crews in the U.S. during the first quarter, added an eighth crew in the second quarter, and continued operating eight crews during the third and fourth quarters of 2011, as compared to six seismic crews during each of the first three quarters and seven crews in the fourth quarter of 2010.  We operated six seismic crews in Canada during the first quarter, two crews during the second and third quarters, and four crews during the fourth quarter of 2011, as compared to five seismic crews during the first quarter, no crews during the second quarter, two crews during the third quarter and four crews in the fourth quarter of 2010.

Cost of services.  Our cost of services was $104,022,944 for the year ended December 31, 2011, compared to $85,932,862 for the same period of 2010, an increase of 21.1%.  This increase was primarily attributable to strong revenue growth during 2011, partially offset by increased efficiencies of new wireless recording technology, a decrease in higher cost shot-hole contracts, our operation of seven seismic crews, the addition during the second quarter of 2011 of our eighth seismic crew, and the continued operation of eight crews during the third and fourth quarters of 2011, as compared to six seismic crews in the U.S. during each of the first three quarters and seven seismic crews in the fourth quarter of 2010. We operated six seismic crews in Canada during the first quarter, two crews during the second and third quarters, and four crews during the fourth quarter of 2011, as compared to five seismic crews during the first quarter, no crews during the second quarter, two crews during the third quarter and four crews in the fourth quarter of 2010.  As a percentage of revenues, cost of services was 68.9% for the year ended December 31, 2011, compared to 79.3% for the same period of 2010.

Selling, general, and administrative expenses.  SG&A expenses were $9,626,679 for the year ended December 31, 2011, compared to $6,894,500 for the same period of 2010, an increase of 39.6%.  This increase was primarily attributable to $2,117,950 of transaction costs related to the terminated merger discussions with Dawson Geophysical Company.  SG&A expense as a percentage of revenues was 6.4% for each of the years ended December 31, 2011, and December 31, 2010.

Depreciation and amortization expense.  Depreciation and amortization expense was $19,214,069 for the year ended December 31, 2011, compared to $15,343,804 for the same period of 2010, an increase of 25.2%.  This increase was primarily attributable to capital expenditures of approximately $30,730,000 for the 12 months ended December 31, 2011.  Depreciation and amortization expense as a percentage of revenues was 12.7% for the year ended December 31, 2011, compared to 14.2% for the same period of 2010.

Income from operations.  Income from operations was $18,164,890 for the year ended December 31, 2011, compared to $147,635 for the same period of 2010.  The increase was attributable to several factors including strengthening demand, better contract terms with the continued improvement in the North American land seismic acquisition market, and the items previously discussed.  EBITDA increased $21,887,520 to $37,378,959 for the 12 months ended December 31, 2011, from $15,491,439 for the same period of 2010, an increase of 141.3%.  This increase was a result of factors discussed above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $784,425 for the year ended December 31, 2011, compared to $790,417 for the same period of 2010, a decrease of less than 1.0%.  This decrease was primarily attributable to our continuing principal payments on notes payable and capital lease obligations partially offset by additional debt incurred during the first and third quarters of 2011 for the purchase of additional GSR channels and equipment.

Income tax expense.  Income tax expense was $6,547,250 for the year ended December 31, 2011, compared to $579,900 for the same period of 2010.  This increase was primarily attributable to the substantial increase in pre-tax income in 2011 as compared to a pre-tax loss in 2010.  Income tax expense for the year ended December 31, 2010 reflects the impact of state taxes, net of federal benefit, and permanent tax differences, including share based compensation.  See Note I of Notes to Financial Statements.

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

Cost of services.  Our cost of services was $85,932,862 for the year ended December 31, 2010, compared to $65,379,612 for the same period of 2009, an increase of 31.4%.  This increase was attributable to several factors including the increase in revenues for the year ended December 31, 2010, as explained above, compared to the same period of 2009, the inclusion of Canadian operations, and lower margins in the U.S. resulting from depressed demand and a more competitive pricing environment (especially in the first half of 2010).  As a percentage of revenues, cost of services was 79.3% for the year ended December 31, 2010, compared to 72.3% for the same period of 2009.

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

Depreciation and amortization expense.  Depreciation and amortization expense was $15,343,804 for the year ended December 31, 2010, compared to $14,621,237 for the same period of 2009, an increase of 4.9%.  This increase was primarily attributable to inclusion of our Canadian operations for the entire year of 2010 and depreciation and amortization expense associated with capital expenditures of approximately $15,226,000 since January 1, 2010.  Depreciation and amortization expense as a percentage of revenues was 14.2% for the year ended December 31, 2010, compared to 16.2% for the same period of 2009.

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

We also understand that such data is used by investors to assess our performance. However, EBITDA is not a measure of operating income, operating performance, or liquidity presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). When assessing our operating performance or our liquidity, you should not consider this data in isolation or as a substitute for our net income, cash flow from operating activities, or other cash flow data calculated in accordance with GAAP.  EBITDA excludes some, but not all, items that affect net income and operating income, and these measures may vary among other companies. Therefore, EBITDA as presented below may not be comparable to similarly titled measures of other companies. Further, the results presented by EBITDA cannot be achieved without incurring the costs that the measure excludes: interest, taxes, depreciation, and amortization.

The following table reconciles our EBITDA to our net income:

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$10,833,215	$(1,222,682)	$1,879,619
Depreciation and amortization expense	19,214,069	15,343,804	14,621,237
Interest expense	784,425	790,417	1,020,681
Income tax expense	6,547,250	579,900	2,007,811
EBITDA	$37,378,959	$15,491,439	$19,529,348

Liquidity and Capital Resources

Liquidity

Cash flows from operating activities.

Net cash provided by operating activities was $34,174,167 for the year ended December 31, 2011, compared to $5,160,283 for the same period of 2010.  The $29,013,884 increase was principally attributable to net income of $10,833,215 in 2011, compared to a net loss of $1,222,682 in 2010, an increase in depreciation expense of $3,870,265, an increase in deferred income taxes of $2,323,403, an increase in federal and state income taxes payable of $2,156,447,  the timing of accounts receivable collections, the timing of billings and revenue recognition, and the mix of contracts.

Working capital increased $6,162,641 to $19,856,529 as of December 31, 2011, from the December 31, 2010, working capital of $13,693,888.  This increase was due primarily to an increase in cash and cash equivalents of $2,673,056 and an increase in trade accounts receivable of $2,184,314, a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $4,548,262, partially offset by an increase in federal and state income taxes payable of $2,017,644.

Cash flows used in investing activities.

Net cash used in investing activities was $21,270,845 for the year ended December 31, 2011, and $8,055,970 for the year ended December 31, 2010.  This $13,214,875 increase was due to an increase in capital expenditures of $13,791,210 offset by an increase in proceeds from the sale of property and equipment of $576,335.

Cash flows used in financing activities.

Net cash used in financing activities was $10,172,831 for the year ended December 31, 2011, and $9,549,811 for the year ended December 31, 2010.  The $623,020 increase was due primarily to an increase in principal payments on notes payable of $557,963.

Capital expenditures.

During the year ended December 31, 2011, capital expenditures of $30,730,385 were used to acquire seismic equipment and vehicles, replace similar equipment and vehicles, and to purchase our second GSR System with 3,000 channels to which we added an additional 2,500 channels, our third GSR System with 5,000 channels, an additional 3,000 GSR channels which were added to existing systems, 5,000 additional ARAM channels, and seven new INOVA vibration vehicles.  Cash of $22,011,503, notes of $6,765,619 from a commercial bank, and capital lease obligations from a vehicle leasing company of $1,953,263 were used to finance these acquisitions.  During January of 2012, we announced that the Company entered into an agreement to purchase 14,200 OYO Geospace single-channel GSR wireless channels and related equipment for a total purchase price of approximately $14,651,000 to be paid with a combination of cash and debt.  The Company took delivery of this equipment during January and February of 2012.  Although we do not budget for our capital expenditures, we may purchase additional equipment during 2012 as the demand for our services warrants.

Capital Resources

Historically, we have relied on cash generated from operations, short-term borrowings from commercial banks and equipment lenders, and loans from directors to fund our working capital requirements and capital expenditures.

The Company has a revolving line of credit agreement with a commercial bank.  The borrowing limit under the revolving line of credit agreement is $5,000,000 and was renewed on September 16, 2010, and again on September 16, 2011.  The revolving line of credit agreement does not expire until September 16, 2012.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the line of credit loan agreement is payable monthly at the greater of the prime rate of interest or five percent.  As of December 31, 2011, we had no borrowings outstanding under the line of credit loan agreement.

At December 31, 2011, the Company had four outstanding notes payable to commercial banks for equipment purchases.  The notes have interest rates between 4.50% and 6.35%, are due in monthly installments between $46,781 and $187,934 plus interest, have a total outstanding balance of $9,827,949 and are collateralized by equipment.  Two notes payable with interest of 6.00% and monthly payments between $55,658 and $88,889 plus interest were paid off in 2011.  These notes were collateralized by equipment.

The Company had, at December 31, 2011, three outstanding notes payable to equipment finance companies for equipment purchases.  The notes have interest rates between 5.33% and 6.00%, are due in monthly installments between $23,740 and $61,997 plus interest, have a total outstanding balance of $904,103 and are collateralized by equipment.  One note payable with interest of 6.38% and a monthly payment of $85,839 plus interest was paid off in 2011.  The note was collateralized by equipment.

The Company had, at December 31, 2011, two outstanding notes payable to finance companies for corporate insurance.  The notes have interest rates between 4.95% and 5.56%, are due in monthly installments between $17,957 and $227,844 including interest, and have a total outstanding balance of $399,353.

In January of 2006, we leased a 600-square foot facility in Houston, Texas, to be used as a sales office. In September of 2011, we moved our Houston sales office from this facility to a nearby 1,711-square foot facility.  The monthly rent is currently $3,137.  In July of 2006, we entered into a lease for 7,269 square feet of office space located in Plano, Texas.  In September of 2006, we relocated our corporate offices to this facility, and increased the size of this lease to 8,523 square feet in September of 2008, and to 10,137 square feet of office space in March of 2012.  The monthly rent is currently $13,192.  In October of 2006, we leased an 800-square foot facility in Oklahoma City, Oklahoma, to be used as a sales office.  This lease is now on a month-to-month basis and the current monthly rent is $665.  In September of 2008, we leased a 400-square foot facility is Pratt, Kansas, to be used as a permit office.  This lease is now on a month-to-month basis, and the current monthly rent is $500.  In November of 2008, we vacated our Plano repair, warehouse, and outdoor storage facilities and moved to a leased repair, warehouse, and outdoor storage facility in Denison, Texas.  The Denison, Texas, facility consists of one 5,000-square foot building, two 10,000-square foot adjacent buildings, and an outdoor storage area of approximately 60,500 square feet.  The monthly rent is currently $12,602. In April of 2010, we leased a 915-square foot office facility in Midland, Texas, to be used as a sales office. This monthly rent is currently $877.  Upon the acquisition of Eagle Canada, we assumed a lease entered into in August of 2008 for 3,030 square feet of office space located in Calgary, Alberta.  The monthly rent is currently $13,064.  In addition, Eagle Canada leases a 10,088-square foot facility, also located in Calgary, Alberta, that is used as a shop and warehouse.  Effective April of 2010, we entered into a lease agreement for this facility. The monthly rent is currently $8,094. Prior to this date this facility was leased on a month-to-month basis.  The Company is not responsible for insuring these facilities.  The conditions of these facilities are good, and we believe that these properties are suitable and adequate for our foreseeable needs.

Contractual Obligations

The following table summarizes payments due in specific periods related to our contractual obligations as of December 31, 2011:

	Payments Due by Period (1)
		Within			After
	Total	1 Year	1-2 Years	3-5 Years	5 Years
	(In thousands)
Contractual Obligations
Operating lease obligations	$2,091	$533	$997	$478	$83
Debt obligations	$11,131	$5,803	$5,328	$—	$—
Capital lease obligations	$2,963	$1,336	$1,595	$32	$—
Total	$16,185	$7,672	$7,920	$510	$83

(1)         See “Capital Resources” above for a discussion of the contractual obligations we have incurred since December 31, 2011.

We believe that our capital resources, including our short-term investments, funds available under our line of credit loan agreement, and cash flow from operations, are adequate to meet our current operational needs. We believe that we will be able to finance our 2012 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our line of credit loan agreement.  However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance which is subject to the risks inherent in our business.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements.

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

Revenue Recognition

Seismic Surveys

The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers.  A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party upon 30 days’ advance written notice, is entered into for every project.  These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project.  The duration of these projects will vary from a few days to several months.  The Company recognizes revenue when services are performed under both types of agreements.  Services are defined as the commencement of data acquisition.  Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement.  TGC recognizes revenue on turnkey agreements as services are performed on a per unit of seismic data acquired rate.  Eagle Canada recognizes revenue on turnkey agreements as services are performed on a per unit of seismic data laid-out rate, which is standard industry practice in Canada. Under term agreements, revenue is recognized, by both TGC and Eagle Canada, as services are performed based on the time worked rate provided in the term agreement.  Under both turnkey and term agreements, cost of earned revenue is recognized by multiplying total estimated agreement cost by the percentage-of-completion of the agreement.  The excess of that amount over the cost of earned revenue reported in prior periods is recognized as cost of earned revenue for the period.  Agreements are not segmented nor combined for purposes of calculating percentage of completion.  The asset “Cost and estimated earnings in excess of billings on uncompleted contracts” represents cost incurred on turnkey agreements in excess of billings on those agreements.  The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of cost on those agreements.  Claims have been negligible in the years ended December 31, 2011, 2010, and 2009.

Gravity Data

The Company owns a data bank which contains gravity data, and to a lesser extent magnetic data, from many of the major oil and natural gas producing areas located within the U.S.  When an order for gravity data is received, the portion of gravity data requested by the customer is prepared in digital format for licensing and shipment to the customer.  This process is performed by an employee in the Company’s headquarters office and normally takes no longer than a few days.  The licensing of gravity data is not a material part of the Company’s revenue.  Gravity data revenue during the years ended December 31, 2011, 2010, and 2009, was approximately $37,500, $24,000, and $20,300, respectively.

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

Allowance for Doubtful Accounts

We prepare our allowance for doubtful accounts receivable based on our past experience of historical write-offs, our current customer base, and our review of past due accounts. The inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of our customers.  In the fourth quarter of 2009, we recorded an allowance against the account of a slow paying customer.  In the third quarter of 2010, this allowance was reversed because we determined an allowance was no longer required.  In 2011, no allowances were necessary.

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

Stock-Based Compensation

We recognize the fair value of the stock-based compensation awards, including stock options and restricted stock, as wages in the consolidated statements of earnings on a straight-line basis over the vesting period of the related stock options or restricted stock awards.  This has resulted in the recognition of compensation expense, relative to stock-based awards, in wages in the consolidated statements of earnings of approximately $424,000, or approximately $0.02 per share, for the year ended December 31, 2011, and $508,000, or approximately $0.03 per share, for the year ended December 31, 2010.

Shares of restricted stock were issued to employees of the Company under the 2006 Stock Awards Plan as follows:  18,900 in August of 2007; 10,000 in June of 2008; 5,000 in July 2009; 5,000 in May of 2010, 25,331 in November of 2011 and 21,520 in December of 2011.  In addition, stock options were issued to employees of the Company under the 2006 Stock Awards Plan as follows:  335,000 in October of 2008, 135,000 in November of 2009, and 15,000 in November of 2011.  No stock options were granted to employees in 2010.  As of December 31, 2011, there was approximately $213,100 of unrecognized compensation expense related to our share-based compensation plan.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective in our first quarter of 2012 and will be applied prospectively. We are currently evaluating the impact of ASU 2011-04 and believe the adoption will not have a material effect on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. This update does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. ASU 2011-05 will be effective in our first quarter of 2012, though earlier adoption is permitted. The update will be applied retrospectively upon adoption. We believe the adoption will not have a material effect on our financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other-Topic 350: Testing for Impairment.  ASU 2011-08 amends the guidance in FASB Accounting Standards Codification Topic (“ASC”) 350-20, Intangibles-Goodwill and Other-Goodwill.  The intent of this ASU is to simplify how entities test goodwill for impairment by allowing an entity to use a qualitative approach to test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350-20.  The amendments do not change the current guidance for testing other indefinite-lived assets for impairment.  ASU 2011-08 is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early application is permitted.  The Company elected to adopt this standard early and effective as of December 31, 2011 in its year-end goodwill impairment analysis.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). This update requires the following new disclosures related to recognized financial instruments (and derivatives) subject to master netting arrangements or similar agreements: (i) the gross amounts of recognized financial assets and liabilities; (ii) the amounts offset under current GAAP; (iii) the net amounts presented in the balance sheet; (iv) the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in (ii); and (v) the net amount representing the difference between (iii) and (iv). The update also requires qualitative disclosures related to counterparties, setoff rights, and terms of enforceable master netting arrangements and related agreements depending on their effect or potential effect on the entity’s financial position. The new disclosures will enable financial statement users to compare balance sheets prepared under US GAAP and International Financial Reporting Standards (“IFRS”), which are subject to different offsetting models. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not currently expect that the adoption of this update in the first quarter of 2013 will have a significant effect on its consolidated financial statements and related disclosures.

Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition during the past three years.

Information Regarding Forward-Looking Statements

This Form 10-K includes “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our view with respect to future events.  We base these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to risks, uncertainties, and assumptions about the Company, including:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any hedging agreements or swap agreements. Our principal market risk is the risk related to the concentration of our customers in the oil and natural gas industry. Since our customers are involved in the oil and natural gas industry, there may be a positive or a negative effect on our exposure to credit risk in that our customers may be similarly affected by changes in economic and industry conditions. For the year ended December 31, 2011, our largest customer accounted for approximately 17% of revenues.  For the year ended December 31, 2010, our top customer accounted for approximately 15% of our revenues.  For the year ended December 31, 2009, our top customer accounted for approximately 31% of our revenues.  We conduct business in Canada which subjected us to a foreign currency exchange rate risk.  Our results of operations and our cash flows could be impacted by changes in foreign currency exchange rates.

For further information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements

December 31, 2011, 2010, and 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

TGC Industries, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of TGC Industries, Inc. and Subsidiary (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of The Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TGC Industries, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TGC Industries, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ LANE GORMAN TRUBITT, PLLC

Dallas, Texas
March 13, 2012

TGC Industries, Inc.

CONSOLIDATED BALANCE SHEETS

December 31,

	2011	2010
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$15,745,559	$13,072,503
Trade accounts receivable	19,351,023	17,166,709
Cost and estimated earnings in excess of billings on uncompleted contracts	5,101,478	4,578,580
Prepaid expenses and other	1,606,936	1,600,450
Prepaid federal and state income tax	—	1,219,165

Total current assets	41,804,996	37,637,407

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	139,017,290	115,252,066
Automobiles and trucks	12,616,608	10,868,295
Furniture and fixtures	434,146	418,643
Leasehold improvements	14,994	14,994
	152,083,038	126,553,998
Less accumulated depreciation and amortization	(94,286,207)	(76,838,372)
	57,796,831	49,715,626

Goodwill	201,530	201,530
Other assets	77,870	60,834
	279,400	262,364

Total assets	$99,881,227	$87,615,397

The accompanying notes are an integral part of these statements

TGC Industries, Inc.

CONSOLIDATED BALANCE SHEETS — Continued

December 31,

	2011	2010

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$9,256,392	$9,261,238
Accrued liabilities	2,598,126	1,808,149
Billings in excess of costs and estimated earnings on uncompleted contracts	937,755	5,486,017
Federal and state income tax payable	2,017,644	—
Current maturities of notes payable	5,802,513	6,316,852
Current portion of capital lease obligations	1,336,037	1,071,263

Total current liabilities	21,948,467	23,943,519

NOTES PAYABLE, less current maturities	5,328,892	4,718,492

CAPITAL LEASE OBLIGATIONS, less current portion	1,626,612	1,302,963

LONG-TERM DEFERRED TAX LIABILITY	7,257,576	4,787,623

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—	—

Common stock, $.01 par value; 25,000,000 shares authorized; 19,348,436 and 19,242,251 in each period	193,484	192,423

Additional paid-in capital	28,176,922	27,512,709

Retained earnings	35,499,541	24,666,326

Treasury stock, at cost, 37,820 and 37,803 shares in each period	(257,394)	(257,323)

Accumulated other comprehensive income	107,127	748,665
	63,719,680	52,862,800

Total liabilities and shareholders’ equity	$99,881,227	$87,615,397

The accompanying notes are an integral part of these statements

TGC Industries, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

	2011	2010	2009

Revenue	$151,028,582	$108,318,801	$90,431,899

Cost and expenses
Cost of services	104,022,944	85,932,862	65,379,612
Selling, general and administrative	9,626,679	6,894,500	5,522,939
Depreciation and amortization expense	19,214,069	15,343,804	14,621,237
	132,863,692	108,171,166	85,523,788

Income from operations	18,164,890	147,635	4,908,111

Interest expense	784,425	790,417	1,020,681

Income (loss) before income taxes	17,380,465	(642,782)	3,887,430

Income tax expense (benefit):
Current	4,077,297	433,350	1,289,938
Deferred	2,469,953	146,550	717,873
Income tax expense	6,547,250	579,900	2,007,811

Net income (loss)	$10,833,215	$(1,222,682)	$1,879,619

Net income (loss) per common share:
Basic	$0.56	$(0.06)	$0.10
Diluted	$0.55	$(0.06)	$0.10

Weighted average number of shares outstanding:
Basic	19,243,356	19,202,804	19,194,334
Diluted	19,545,035	19,202,804	19,261,243

The accompanying notes are an integral part of these statements

TGC Industries, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total

Balances at January 1, 2009	17,435,319	$174,353	$26,501,011	$24,009,389	$(257,323)	—	$50,427,430

5% common stock dividend	870,379	8,704	(9,089)	—	—	—	(385)

Options issued to outside Directors	—	—	150,000	—	—	—	150,000

Issuance of restricted common stock	5,000	50	(50)	—	—	—	—

Cancellation of restricted stock	(1,499)	(15)	15	—	—	—	—

Exercise of stock options	13,892	139	9,461	—	—	—	9,600

Amortization of unearned compensation restricted stock awards	—	—	182,812	—	—	—	182,812

Amortization of compensation cost of unvested stock options	—	—	179,918	—	—	—	179,918

Foreign currency translation adjustments	—	—	—	—	—	(133,716)	(133,716)

Net income	—	—	—	1,879,619	—	—	1,879,619
Balances at December 31, 2009	18,323,091	183,231	27,014,078	25,889,008	(257,323)	(133,716)	52,695,278

5% common stock dividend	914,160	9,142	(9,573)	—	—	—	(431)

Issuance of restricted common stock	5,000	50	(50)	—	—	—	—

Amortization of unearned compensation restricted stock awards	—	—	86,230	—	—	—	86,230

Amortization of compensation cost of unvested stock options	—	—	422,024	—	—	—	422,024

Foreign currency translation adjustments	—	—	—	—	—	882,381	882,381

Net loss	—	—	—	(1,222,682)	—	—	(1,222,682)
Balances at December 31, 2010	19,242,251	192,423	27,512,709	24,666,326	(257,323)	748,665	52,862,800

Issuance of common stock awards	31,851	318	224,681	—	—	—	224,999

Issuance of restricted common stock	15,000	150	(150)				—

Exercise of stock options	59,334	593	180,912				181,505

Amortization of unearned compensation restricted stock awards			28,603				28,603

Amortization of compensation cost of unvested stock options			230,167				230,167

Purchase of treasury shares					(71)		(71)

Foreign currency translation adjustments						(641,538)	(641,538)

Net income				10,833,215			10,833,215
Balances at December 31, 2011	19,348,436	$193,484	$28,176,922	$35,499,541	$(257,394)	$107,127	$63,719,680

TGC Industries, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$10,833,215	$(1,222,682)	$1,879,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,214,069	15,343,804	14,621,237
Gain on disposal of property and equipment	(441,524)	(39,725)	(221,156)
Non-cash compensation	483,769	508,254	512,730
Deferred income taxes	2,469,953	146,550	717,873
Changes in operating assets and liabilities
Trade accounts receivable	(2,442,223)	(7,377,921)	(2,352,493)
Cost and estimated earnings in excess of billings on uncompleted contracts	(589,429)	(4,098,234)	1,875,709
Prepaid expenses and other	2,326,499	1,384,007	2,187,472
Prepaid federal and state income tax	1,145,437	(239,844)	1,044,631
Other assets	(18,035)	(27,495)	16,730
Trade accounts payable	2,763,004	1,944,647	(1,115,265)
Accrued liabilities	823,278	443,628	230,476
Billings in excess of cost and estimated earnings on uncompleted contracts	(4,550,293)	(1,604,706)	1,300,559
Federal and state income tax payable	2,156,447	—	—
Net cash provided by operating activities	34,174,167	5,160,283	20,698,122

Cash flows from investing activities
Capital expenditures	(22,011,503)	(8,220,293)	(1,349,972)
Purchase of stock of Eagle Canada, Inc.	—	—	(10,345,000)
Net cash inflow on acquisition of subsidiary	—	—	370,822
Proceeds from sale of property and equipment	740,658	164,323	381,986
Net cash used in investing activities	(21,270,845)	(8,055,970)	(10,942,164)

Cash flows from financing activities
Principal payments on notes payable	(9,006,101)	(8,448,138)	(7,296,477)
Principal payments on capital lease obligations	(1,348,164)	(1,101,242)	(1,080,217)
Proceeds from exercise of stock options	181,505	—	9,600
Purchase of treasury shares	(71)	—	—
Payment of dividends	—	(431)	(385)
Net cash used in financing activities	(10,172,831)	(9,549,811)	(8,367,479)
Net increase (decrease) in cash and cash equivalents	2,730,491	(12,445,498)	1,388,479

Effect of exchange rates on cash	(57,435)	13,852	1,319

Cash and cash equivalents at beginning of year	13,072,503	25,504,149	24,114,351

Cash and cash equivalents at end of year	$15,745,559	$13,072,503	$25,504,149

Supplemental cash flow information
Interest paid	$784,425	$790,417	$1,020,681
Income taxes paid	$774,136	$1,479,446	$1,722,914
Noncash investing and financing activities
Capital lease obligations incurred	$1,953,263	$2,030,175	$609,734
Financed equipment purchase	$6,765,619	$4,975,110	$—
Financed insurance premiums	$2,336,121	$2,206,655	$2,087,288
Restricted stock awards to employees net of cancellations	$101,475	$20,750	$24,350
Stock awards to employees	$225,000	$—	$—

Cash used in the purchase of Eagle Canada consisted of the following:

Cash and cash equivalents	$—	$—	$(370,822)
Trade accounts receivable	—	—	(1,245,336)
Other current assets	—	—	(861,911)
Deferred tax asset	—	—	(1,097,088)
Fixed assets	—	—	(9,940,118)
Goodwill			(1,226,992)
Current liabilities	—	—	918,390
Notes payable	—	—	1,496,494
Capital lease obligations			433,517
Long-term deferred tax liability	—	—	1,548,866

Purchase of stock of Eagle Canada, Inc.	$—	$—	$(10,345,000)

The accompanying notes are an integral part of these statements

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

NOTE A - NATURE OF OPERATIONS

TGC Industries, Inc. (TGC or the Company) is engaged in the geophysical services business and primarily conducts seismic surveys and sells gravity data to companies engaged in exploration in the oil and gas industry in the U.S. and Canada.

Management has evaluated subsequent events through March 15, 2012, which is the date that the consolidated financial statements were available to be issued.

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

Trade Accounts Receivable

Trade accounts receivable are recorded in accordance with terms and amounts as specified in the related contracts on an ongoing basis. The Company evaluates the collectability of accounts receivable on a specific account basis using a combination of factors including the age of the outstanding balances, evaluation of the customer’s financial condition, and discussions with relevant Company personnel and with the customers directly. An allowance for doubtful accounts or direct write-off is recorded when it is determined that the receivable may not be collected, depending on the facts known and the probability of collection of the outstanding amount.

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

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

Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted cash flows estimated to be generated by those assets.  No impairment charge was necessary at December 31, 2011, 2010, and 2009.

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

Revenue Recognition

Seismic Surveys

The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers.  A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party upon 30 days’ advance written notice, is entered into for every project.  These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project.  The duration of these projects will vary from a few days to several months.  The Company recognizes revenue when services are performed under both types of agreements.  Services are defined as the commencement of data acquisition.  Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement.  TGC recognizes revenue on turnkey agreements, as services are performed on a per unit of seismic data acquired rate.  Eagle Canada recognizes revenue on turnkey agreements as services are performed on a per unit of seismic data laid-out rate, which is standard industry practice in Canada. Under term agreements, revenue is recognized, by both TGC and Eagle Canada, as services are performed based on the time

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Revenue Recognition - Seismic Surveys - Continued

worked rate provided in the term agreement.  Under both turnkey and term agreements, cost of earned revenue is recognized by multiplying total estimated agreement cost by the percentage-of-completion of the agreement.  The excess of that amount over the cost of earned revenue reported in prior periods is recognized as cost of earned revenue for the period.  Agreements are not segmented nor combined for purposes of calculating percentage of completion.  The asset “Cost and estimated earnings in excess of billings on uncompleted contracts” represents cost incurred on turnkey agreements in excess of billings on those agreements.  The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of cost on those agreements.  Claims have been negligible in the years ended December 31, 2011, 2010, and 2009.

Gravity Data

The Company owns a data bank which contains gravity data, and to a lesser extent magnetic data, from many of the major oil and natural gas producing areas located within the U.S.  When an order for gravity data is received, the portion of gravity data requested by the customer is prepared in digital format for licensing and shipment to the customer.  This process is performed by an employee in the Company’s headquarters office and normally takes no longer than a few days.  The licensing of gravity data is not a material part of the Company’s revenue.  Gravity data revenue during the years ended December 31, 2011, 2010, and 2009, was approximately $37,500, $24,000, and $20,300, respectively.

Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation.

Share-Based Compensation

The Company has two stock-based compensation plans, which are described more fully in Note H.  The Company recognizes the fair value of the share-based compensation awards as wages in the Statements of Earnings on a straight-line basis over the vesting period.  As a result, during the years ended December 31, 2011, 2010, and 2009, the Company recognized compensation expense for unvested stock options of $395,166, $422,024, and $179,918, respectively, and restricted stock of $28,603, $ 86,230, and $182,812, respectively.

For the year ended December 31, 2011, the fair value of the single option grant was estimated on the date of the grant using the Binomial Lattice option pricing model with the following assumptions used for the outstanding grants: risk-free interest rate of 0.40%; expected dividend yield of 0.0%; expected life of 5.0 years; and expected volatility of 61.0%.  No options were granted during the year ended December 31, 2010.  For the year ended December 31, 2009, the fair value of each option grant was estimated on the date of the grant using the Binomial Lattice option pricing model with the following assumptions used for the outstanding grants: risk-free interest rate of 2.30%; expected dividend yields of 0.0%; expected lives of 5.0 years; and expected volatility of 95.0%.

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

December 31, 2011, 2010, and 2009

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

Earnings Per Share

Basic earnings per common share is based upon the weighted average number of shares of common stock outstanding.  Diluted earnings per share is based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants, and convertible securities.

All share and per share amounts for the years ended December 31, 2011, 2010 and 2009, have been adjusted to reflect 5% stock dividends paid May 14, 2010 and May 12, 2009 to shareholders of record as of April 30, 2010, and April 28, 2009, respectively.  No stock dividends were declared or paid during the year ended December 31, 2011.

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

Recent Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 will be effective in our first quarter of 2012 and will be applied prospectively. We are currently evaluating the impact of ASU 2011-04 and believe the adoption will not have a material effect on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. This update does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. ASU 2011-05 will be effective in our first quarter of 2012, though earlier adoption is permitted. The update will be applied retrospectively upon adoption. We believe the adoption will not have a material effect on our financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other-Topic 350: Testing for Impairment.  ASU 2011-08 amends the guidance in FASB Accounting Standards Codification Topic (“ASC”) 350-20, Intangibles-Goodwill and Other-Goodwill.  The intent of this ASU is to simplify how entities test goodwill for impairment by allowing an entity to use a qualitative approach to test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350-20.  The amendments do not change the current guidance for testing other indefinite-lived assets for impairment.  ASU 2011-08 is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early application is permitted.  The Company elected to adopt this standard early and effective as of December 31, 2011 in its year-end goodwill impairment analysis.

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONCLUDED

Recent Accounting Standards - Concluded

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). This update requires the following new disclosures related to recognized financial instruments (and derivatives) subject to master netting arrangements or similar agreements: (i) the gross amounts of recognized financial assets and liabilities; (ii) the amounts offset under current GAAP; (iii) the net amounts presented in the balance sheet; (iv) the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in (ii); and (v) the net amount representing the difference between (iii) and (iv). The update also requires qualitative disclosures related to counterparties, setoff rights, and terms of enforceable master netting arrangements and related agreements depending on their effect or potential effect on the entity’s financial position. The new disclosures will enable financial statement users to compare balance sheets prepared under US GAAP and International Financial Reporting Standards (“IFRS”), which are subject to different offsetting models. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not currently expect that the adoption of this update in the first quarter of 2013 will have a significant effect on its consolidated financial statements and related disclosures.

NOTE C — COSTS, BILLINGS, AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts are as follows at December 31:

	2011	2010
Costs incurred on uncompleted contracts and estimated earnings	$5,785,132	$8,455,739
Less billings to date	(1,621,409)	(9,363,176)
	$4,163,723	$(907,437)

The components of uncompleted contracts are reflected in the consolidated balance sheets as follows at December 31:

	2011	2010
Costs and estimated earnings in excess of billings on uncompleted contracts	$5,101,478	$4,578,580
Billings in excess of costs and estimated earnings on uncompleted contracts	(937,755)	(5,486,017)
	$4,163,723	$(907,437)

NOTE D - ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

	2011	2010
Compensation and payroll taxes	$1,364,810	$1,412,711
Accrued sales and use tax	114,601	6,988
Insurance	176,676	25,779
Accrued interest	73,105	73,105
Other	868,934	289,566
	$2,598,126	$1,808,149

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

NOTE E - DEBT

Line of Credit

In September of 2010, and again in September of 2011, the Company renewed its revolving line of credit allowing the Company to borrow, repay, and re-borrow, from time to time, up to $5,000,000.  Interest on the outstanding amount under the line of credit loan agreement is payable monthly at the greater of the prime rate of interest or five percent.  The credit loan agreement is secured by a security interest in our accounts receivable.  At December 31, 2011 and 2010, the Company had no borrowings outstanding under the line of credit loan agreement.

Notes Payable

Notes payable consists of the following at December 31:

	2011	2010

Notes Payable to commercial banks,

Four outstanding notes payable as of 12/31/2011 with Interest between 4.50% and 6.35%, due in monthly installments between $46,781 and $187,934 plus interest; collateralized by equipment	$9,827,949	$7,057,406

Two notes with interest at 6.00% and payments between $55,658 and $88,889 plus interest, were paid off in 2011; they were collateralized by equipment

Notes Payable to finance companies,

Three outstanding notes payable as of 12/31/2011 with Interest between 5.33% and 6.00%, due in monthly installments between $23,740 and $61,997 plus interest; collateralized by equipment	$904,103	$3,635,612

One note with interest at 6.38% with a payment of $85,839 plus interest, was paid of in 2011; this note was collateralized by equipment

Notes Payable to finance companies for insurance notes

Two outstanding notes payable as of 12/31/2011 with interest between 4.95% and 5.56%, due in monthly installments between $17,957 and $227,844 including interest	$399,353	$342,326

	$11,131,405	$11,035,344
Less Current Maturities	$(5,802,513)	$(6,316,852)
	$5,328,892	$4,718,492

Aggregate annual maturities of notes payable at December 31, 2011 are as follows:

Year Ending
December 31,

2012	$5,802,513
2013	$3,825,421
2014	$1,503,471
$11,131,405

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

NOTE F — LEASES

Capital Lease Obligations

The Company leases vehicles and certain specialized seismic equipment under leases classified as capital leases. The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of December 31, 2011.

Year Ending
December 31,
2012	$1,505,146
2013	1,173,060
2014	508,768
2015	32,606
Total minimum lease payments required	3,219,580
Less: Amount representing interest	(256,931)
Present value of minimum lease payments	2,962,649
Less current maturities	(1,336,037)
$1,626,612

The net book value of the capital assets leased was approximately $3,604,000 and $2,942,000 as of December 31, 2011 and 2010, respectively. Total accumulated depreciation for fixed assets under capital lease with remaining obligations was approximately $3,743,000 and $1,918,000 as of December 31, 2011, and 2010, respectively.  Interest rates on these leases range from 5.57% to 10.51%.

Operating Lease Obligations

The Company leases six offices and two warehouse facilities under operating leases that expire at various dates between January 2011 and May 2017 with two leases on a month-to-month basis.  One of the office facilities, used by the Company as its corporate headquarters, is located in Plano, Texas.  One of the office facilities, used by Eagle Canada, is located in Calgary, Alberta. The warehouse facilities, used as warehouse and equipment repair facilities, are located in Denison, Texas, and Calgary, Alberta.  Three office facilities are used as sales offices and are located in Houston, Texas, Midland, Texas, and Oklahoma City, Oklahoma.  The remaining office facility, located in Pratt, Kansas, is used as a permitting office.  Rent expense for these facilities for the years ended December 31, 2011, 2010, and 2009 were approximately $605,000, $580,000, and $450,000, respectively.

The following is a schedule by years of future minimum rental payments required under the operating leases as of December 31, 2011:

2012	$532,584
2013	591,032
2014	406,021
2015	279,743
2016 and thereafter	281,513
Total minimum payments required	$2,090,893

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

NOTE G — FAIR VALUE OF DEBT OBLIGATIONS

The fair value of debt obligations is estimated using discounted cash flows based on the Company’s incremental borrowing rate for similar types of borrowings.  A comparison of the carrying value and fair value of these instruments is as follows:

	December 31,
	2011	2010

Carrying value	$11,131,405	$11,035,344
Fair value	$11,161,813	$11,044,999

NOTE H — SHAREHOLDERS’ EQUITY

Income (loss) Per Share

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share:

	December 31,
	2011	2010	2009

Numerator:
Net income (loss)	$10,833,215	$(1,222,682)	$1,879,619

Denominator:
Basic - weighted average common shares outstanding	19,243,356	19,202,804	19,194,334
Effect of Dilutive Securities:

Stock options	301,679	—	66,909
	19,545,035	19,202,804	19,261,243

Basic net income (loss) per share	$0.56	$(0.06)	$0.10
Diluted net income (loss) per share	$0.55	$(0.06)	$0.10

Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive total 154,130 and 761,959 for the years ended December 31, 2011 and 2010, respectively.

All share and per share amounts have been adjusted to reflect 5% stock dividends paid May 14, 2010 and May 12, 2009, to shareholders of record as of April 30, 2010 and April 28, 2009.

Share-Based Compensation Plans

The Company’s 1999 stock option plan (the “1999 Plan”) expired in 2009.  However, options covering 84,058 shares remained outstanding at December 31, 2009.  These options expired, unexercised, during the year ended December 31, 2010.  As a result, no options were outstanding under the 1999 Plan at December 31, 2010 or December 31, 2011 and no additional options may be granted under the 1999 Plan.

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

NOTE H — SHAREHOLDERS’ EQUITY - CONTINUED

Share-Based Compensation Plans - Continued

The Company currently has in effect a 2006 stock award plan (the “2006 Plan”).  At the June 11, 2010 Annual Meeting of Shareholders, the shareholders approved an increase of 2,000,000 shares of common stock for issuance under the 2006 Plan.  This increased the total aggregate number of shares of common stock under the 2006 Plan to 3,000,000 shares.  The 2006 Plan provides for the granting of stock options, common stock, and restricted stock.  The 2006 Plan is administered by a committee of the Board of Directors (“the Committee”).  Currently the Committee is comprised of three directors.  Any stock options granted under the 2006 Plan will be exercisable as set forth in the option agreements pursuant to which they are issued, but in no event will stock options be exercisable after the expiration of five (5) years from the date of grant.  Outstanding options, under the 2006 Plan at December 31, 2011, have vesting periods ranging from the date of grant to the third annual anniversary of the grant.

During 2011, 99,185 options were granted and 80,334 options were exercised or cancelled under the 2006 Plan.  During 2010, no options were granted and 3,308 options were canceled under the 2006 Plan.  Restricted stock consists of shares that are transferred by the Company to a participant, but are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the participant.  Any restricted stock granted or issued under the 2006 Plan will vest as set forth in the restricted stock agreement pursuant to which it was issued or granted.  The provisions of the restricted stock agreements need not be the same with respect to each participant.  In April of 2006, August of 2007, June of 2008, June of 2009, May of 2010, November of 2011 and December of 2011, the Committee granted 111,711, 20,837, 11,025, 5,250, 5,000, 25,331 and 21,520 shares of restricted stock, respectively.  The shares of restricted stock were issued in the names of the grantees and have restrictive legends prohibiting their sales prior to vesting.  Vesting periods, for restricted stock issued to date, range from at grant date to the third annual anniversary of the grant.  Upon vesting, a new certificate will be issued for the vested portion without the restrictive legend.

During the years ended December 31, 2011, 2010, and 2009, the Company recognized compensation expense associated with the restricted stock of $28,603, $86,230, and $182,812, respectively.  During the years ended December 31, 2011 and 2010, no unamortized deferred stock-based compensation was related to any employee that left the Company.  As a result of employees who left the Company during the year ended December 31, 2009, the Company reversed approximately $4,000 of deferred stock-based compensation and approximately $4,000 of additional paid-in capital, which represented the unamortized balance of deferred stock-based compensation relating to the employees who left the Company.  The number of shares of restricted stock issued in August of 2007 has been adjusted to reflect the 5% stock dividends paid in May of 2010, May of 2009 and April of 2008.  The number of shares of restricted stock issued in June of 2008 has been adjusted to reflect the 5% stock dividends paid in May of 2010 and May of 2009.  The number of shares of restricted stock issued in June of 2009 has been adjusted to reflect the 5% stock dividend paid in May of 2010.  No dividends were declared or paid in 2011.

During the years ended December 31, 2011, 2010, and 2009, the Company recognized compensation expense associated with unvested options under the 1999 and 2006 Plans of $395,166, $422,024, and $179,918, respectively.

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

NOTE H — SHAREHOLDERS’ EQUITY - CONCLUDED

Share-Based Compensation Plans - Concluded

The following table summarizes activity under the Plans:

		Weighted
	Shares under	Average
	Option	exercise price

Balance at December 31, 2008	641,787	$3.64
Granted	241,430	$4.01
Exercised	(13,892)	$.69
Canceled	(20,000)	$3.37
Balance at December 31, 2009	849,325	$3.80
Granted	—	$—
Exercised	—	$—
Canceled	(87,366)	$4.27
Balance at December 31, 2010	761,959	$3.75
Granted	99,185	$6.37
Exercised	(59,334)	$3.06
Canceled	(21,000)	$4.10
Balance at December 31, 2011	780,810	$4.12

The following information applies to options outstanding and exercisable at December 31, 2010:

			Weighted
			average
			remaining	Weighted
	Range of	Number	contractual	average
	Exercise prices	outstanding	life (in years)	exercise price
Outstanding options	$3.06 — $8.38	780,810	2.43	$4.12
Exercisable options	$3.06 — $8.38	729,706	2.38	$4.09

NOTE I - INCOME TAXES

The income tax provision charged to continuing operations for the years ended December 31, 2011, 2010, and 2009, was as follows:

	2011	2010	2009

Current:
U.S. federal	$35,561	$(190,869)	$774,429
Foreign	3,343,374	250,190	142,358
State and local	698,362	374,029	373,151
	4,077,297	433,350	1,289,938

Deferred expense (benefit)	2,469,953	146,550	717,873
	$6,547,250	$579,900	$2,007,811

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

NOTE I - INCOME TAXES - CONTINUED

The components of the Company’s income before income tax expense attributable to domestic and foreign operations amounted to $6,085,192 and $11,295,273, respectively, for the year ended December 31, 2011.  The components of the Company’s loss before income tax expense attributable to domestic and foreign operations amounted to $(3,002,790) and $2,360,008, respectively, for the year ended December 31, 2010.  The components of the Company’s income before income tax expense attributable to domestic and foreign operations amounted to $3,344,531 and $542,899, respectively, for the year ended December, 2009.  The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income (loss) from continuing operations for the years ended December 31, 2011, 2010, and 2009, due to the following:

	2011	2010	2009
Computed “expected” tax expense	$5,909,358	$(218,546)	$1,321,726
Increase (decrease) in income taxes resulting from:
Change in effective rates used for deferred taxes	(503,693)	—	—
Nondeductible expenses and other	534,742	548,943	407,168
State and local taxes, net of federal benefit	606,843	249,503	278,917
	$6,547,250	$579,900	$2,007,811

Net deferred tax liabilities consist of the following components as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets
Foreign tax credits	$2,034,130	$250,190
Net operating loss carry forwards	776,647	933,537
Other	—	4,369
Total deferred tax assets	2,810,777	1,188,096
Deferred tax liability
Property, equipment, and intangible asset	(10,068,353)	(5,975,719)
Total deferred tax liabilities	$(7,257,576)	$(4,787,623)

The components giving rise to the net deferred tax items described above have been included in the accompanying balance sheets as of December 31, 2011 and 2010, as follows:

	2011	2010

Current assets	$—	$—
Noncurrent (liabilities)	(7,257,576)	(4,787,623)
	$(7,257,576)	$(4,787,623)

As of December 31, 2011, the Company has U.S. net operating loss carry forwards for U.S. federal income tax purposes of approximately $2.3 million.  These net operating losses are available to offset future federal taxable income, if any, and expire from 2027 through 2030.  The amount of net operating loss carry forwards that may reduce federal income taxes in any given year are subject to annual limitations and taxable income requirements.  The foreign tax credit of $2,034,130 expires in 2020.

The Company files a U.S. consolidated federal income tax return for operating activities in the U.S. and Canada.  The Company also files federal and local tax returns in Canada, as well as state tax returns in a number of state and local jurisdictions in the U.S.  The Company’s U.S. federal income tax returns filed for 2008 through 2010 are subject to audit by the IRS.  The Company’s income tax returns filed in Canada for 2008 through 2010 remain subject to examination by Canadian authorities.  As of December 31, 2011 and 2010, the Company had no unrecognized tax benefits within its provision for income taxes.

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

NOTE J - 401(k) PLAN

The Company has a 401(k) salary deferral plan which covers all employees who have reached the age of 20.5 years and have been employed by the Company for at least one year. The covered employees may elect to have an amount deducted from their wages for investment in the retirement plan. The Company makes contributions to the plan equal to 50% of each participant’s salary reduction contributions to the plan up to 6% of the participant’s compensation. The Company’s matching contribution to the plan was approximately $98,000, $79,000, and $16,000, for the years ended December 31, 2011, 2010, and 2009, respectively.

NOTE K - CONCENTRATION OF CREDIT RISK

The Company sells its geophysical services primarily to large independent oil and gas companies operating in the U.S. and Canada.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

During 2011, our largest customer accounted for approximately 17% of revenues.  During 2010, our largest customer accounted for approximately 15% of revenues.  During 2009 our largest customer accounted for approximately 31% of revenues.  As of December 31, 2011, two customers accounted for 13% and 12% of outstanding accounts receivable, respectively.  As of December 31, 2010, two customers accounted for 18% and 11% of outstanding accounts receivable, respectively.  As of December 31, 2009, three customers accounted for 19%, 19%, and 12% of outstanding accounts receivable, respectively.  During 2011 and 2010, no vendor represented over 10% of our purchases.  During 2009 our two largest vendors accounted for approximately 22% and 10% of our purchases.

NOTE L - CONTINGENCIES

In conducting its activities, the Company from time to time is the subject of various claims arising from the ordinary course of business.  In the opinion of management, the ultimate resolution of such claims is not expected to have a material adverse effect upon the financial position of the Company.

NOTE M — QUARTERLY FINANCIAL DATA — (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended
2011	March 31	June 30	September 30	December 31

Revenues	$50,247	$30,216	$31,013	$39,552
Income from operations	9,014	1,214	1,889	6,048
Net Income	5,764	587	1,047	3,436
Net income per share basic	.30	.03	.05	.18
Net income per share diluted	.30	.03	.05	.18

	Three Months Ended
2010	March 31	June 30	September 30	December 31

Revenues	$30,294	$22,481	$22,844	$32,700
Income (loss) from operations	1,155	(1,388)	(1,531)	1,912
Net Income (loss)	551	(1,211)	(1,271)	708
Net income (loss) per share basic	.03	(.06)	(.07)	.04
Net income (loss) per share diluted	.03	(.06)	(.07)	.04

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

NOTE N — ENTRY INTO AND SUBSEQUENT TERMINATION OF A MATERIAL DEFINITIVE AGREEMENT

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

NOTE O — ACQUISITION OF EAGLE CANADA SUPPLEMENTARY DATA

On October 19, 2009, we disclosed our entry into a Material Definitive Agreement regarding the acquisition of the stock of Eagle Canada, Inc. (“Eagle Canada”), a Delaware corporation.  Eagle Canada was a wholly-owned subsidiary of Eagle Geophysical, Inc. and Eagle Geophysical Onshore, Inc. (the “Debtors”) which were debtors in a Chapter 11 bankruptcy proceeding in Houston, Texas.  Eagle Canada is in the business of providing seismic data and surveying services to the Canadian energy industry and has its principal place of business located in Calgary, Alberta, Canada.  By Order dated October 14, 2009, the Bankruptcy Court approved the sale of the Eagle Canada stock by the Debtors to TGC and authorized the Debtors to enter into a Stock Purchase Agreement with TGC.  In accordance with the terms of the Stock Purchase Agreement, the sale transaction closed on October 16, 2009, with TGC acquiring the Eagle Canada stock for a total purchase price of approximately $10.3 million paid from existing cash.  The acquisition provided the Company with a new geographic region in which to operate.  The seismic recording equipment used by Eagle Canada is interchangeable with that of TGC.

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

NOTE O — ACQUISITION OF EAGLE CANADA SUPPLEMENTARY DATA - CONCLUDED

The amounts of Eagle Canada’s revenue and earnings included in our consolidated statement of income for the year ended December 31, 2009, and the unaudited revenue and earnings of the combined entity had the acquisition date been January 1, 2009, are as follows:

	Revenue	Earnings

Actual from 10/15/09 to 12/31/09	$4,783,892	$381,366

Supplemental pro forma from 1/1/09 to 12/31/09	$103,539,881	$1,584,565

NOTE P — COMMITMENTS AND CONTINGENCIES

During January of 2012, the Company entered into an agreement to purchase 14,200 channels of GSR seismic recording equipment for a total purchase price of approximately $14.7 million to be paid from a $7.7 million note payable from a commercial bank and the remainder from existing cash.  The Company took delivery of this equipment during January and February of 2012.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains controls and procedures to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC.  Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize, and report information required to be included in reports filed or submitted under the Exchange Act within the required time period.  There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2011, has been audited by Lane Gorman Trubitt, L.L.P., the independent registered public accounting firm which audited the Company’s consolidated financial statements.  Lane Gorman Trubitt, L.L.P.’s attestation report on effectiveness of the Company’s internal control over financial reporting appears in their Report of Independent Registered Public Accounting Firm.

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

TGC INDUSTRIES, INC.

Date: March 15, 2012	By:	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2012	By:	/s/ Wayne A. Whitener
Wayne A. Whitener
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: March 15, 2012	By:	/s/ James K. Brata
James K. Brata
Vice President, Secretary, Treasurer, and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 15, 2012	By:	/s/ William J. Barrett
William J. Barrett
Director

Date: March 15, 2012	By:	/s/ Herbert M. Gardner
Herbert M. Gardner
Director

Date: March 15, 2012	By:	/s/ Allen T. McInnes
Allen T. McInnes
Director

Date: March 15, 2012	By:	/s/ Edward L. Flynn
Edward L. Flynn
Director

Date: March 15, 2012	By:	/s/ Stephanie P. Hurtt
Stephanie P. Hurtt
Director

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1

Stock Purchase Agreement, dated as of October 16, 2009, by and among TGC Industries, Inc., Eagle Geophysical, Inc. and Eagle Geophysical Onshore, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 17, 2009, and incorporated herein by reference.

2.2

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

10.6

Third Amendment to Amended and Restated Loan and Security Agreement and Amendment to Amended and Restated Promissory Note, by and between TGC Industries, Inc. and Sovereign Bank, dated September 16, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2011, and incorporated herein by reference.

+10.7	2006 Stock Awards Plan, dated March 30, 2006, filed as Exhibit A to the Company’s definitive proxy statement on Form DEFR 14A dated April 25, 2006, and incorporated herein by reference.

+10.8	Amendment to the 2006 Stock Awards Plan dated April 12, 2010, included in the Company’s Definitive Proxy Statement filed on April 23, 2010, and incorporated herein by reference.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Lane Gorman Trubitt, PLLC, independent registered public accountants to incorporation of report by reference.

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Management contract on compensatory plan, contract, or arrangement.