Form 10-Q
period 2012-03-31
TGC INDUSTRIES INC
filed 2012-05-10
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 1, 2012
Common Stock ($.01 Par Value)	19,441,816

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Reference is made to the succeeding pages for the following financial information:

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2012

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$10,661,739	$15,745,559
Trade accounts receivable	54,411,908	19,351,023
Cost and estimated earnings in excess of billings on uncompleted contracts	3,294,079	5,101,478
Prepaid expenses and other	1,089,306	1,606,936

Total current assets	69,457,032	41,804,996

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	156,463,122	139,017,290
Automobiles and trucks	13,329,331	12,616,608
Furniture and fixtures	435,228	434,146
Leasehold improvements	14,994	14,994
	170,242,675	152,083,038
Less accumulated depreciation and amortization	(99,586,763)	(94,286,207)
	70,655,912	57,796,831

Goodwill	201,530	201,530
Other assets	81,714	77,870
	283,244	279,400

Total assets	$140,396,188	$99,881,227

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS - CONTINUED

March 31, 2012

	March 31,	December 31,
	2012	2011
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$20,001,143	$9,256,392
Accrued liabilities	4,781,590	2,598,126
Billings in excess of costs and estimated earnings on uncompleted contracts	4,324,061	937,755
Federal and state income taxes payable	6,922,803	2,017,644
Current maturities of notes payable	6,698,132	5,802,513
Current portion of capital lease obligations	1,868,346	1,336,037

Total current liabilities	44,596,075	21,948,467

NOTES PAYABLE, less current maturities	10,198,395	5,328,892

CAPITAL LEASE OBLIGATIONS, less current portion	1,583,554	1,626,612

LONG-TERM DEFERRED TAX LIABILITY	7,166,342	7,257,576

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—	—

Common stock, $.01 par value; 25,000,000 shares authorized; 19,473,903 and 19,348,436 in each period	194,739	193,484

Additional paid-in capital	28,746,917	28,176,922

Retained earnings	47,883,802	35,499,541

Treasury stock, at cost, 71,074 and 37,820 shares in each period	(598,927)	(257,394)

Accumulated other comprehensive income (loss)	625,291	107,127

	76,851,822	63,719,680

Total liabilities and shareholders’ equity	$140,396,188	$99,881,227

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

March 31, 2012

	Three Months Ended
	March 31,
	2012	2011

Revenue	$67,045,408	$50,247,313

Cost and expenses:
Cost of services	38,548,049	34,269,694
Selling, general and administrative	2,300,002	2,500,558
Depreciation and amortization expense	5,722,599	4,462,879
	46,570,650	41,233,131

Income from operations	20,474,758	9,014,182

Interest expense	242,345	190,840

Income before income taxes	20,232,413	8,823,342

Income tax expense	7,848,153	3,059,608

NET INCOME	$12,384,260	$5,763,734

Earnings per common share:
Basic	$0.61	$0.29
Diluted	$0.60	$0.28

Weighted average number of shares outstanding:
Basic	20,311,392	20,169,538
Diluted	20,751,640	20,473,710

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

Consolidated Statements of Comprehensive Income (unaudited)

March 31, 2012

	Three Months Ended
	March 31,
	2012	2011

Net Income	$12,384,260	$5,763,734

Other comprehensive income (loss):
Foreign currency translation adjustments	518,164	729,020

Total other comprehensive income, net of tax	518,164	729,020

Comprehensive income	$12,902,424	$6,492,754

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

Consolidated Statement of Cash Flows (Unaudited)

March 31, 2012

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,384,260	$5,763,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,722,599	4,462,879
(Gain) loss on disposal of property and equipment	(279,242)	(27,180)
Non-cash compensation	89,179	(50,976)
Deferred income taxes	(91,234)	(490,619)
Changes in operating assets and liabilities
Trade accounts receivable	(34,847,890)	(10,164,015)
Cost and estimated earnings in excess of billings on uncompleted contracts	1,846,409	1,751,614
Prepaid expenses and other	680,869	1,037,022
Prepaid federal and state income tax	78,268	1,225,867
Other assets	(3,153)	(1,674)
Trade accounts payable	3,712,864	1,744,463
Accrued liabilities	2,160,206	1,486,300
Billings in excess of cost and estimated earnings on uncompleted contracts	3,386,306	320,751
Income taxes payable	4,786,372	2,026,039

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(374,187)	9,084,205

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,837,982)	(4,623,531)
Proceeds from sale of property and equipment	328,049	55,344

NET CASH USED IN INVESTING ACTIVITIES	(2,509,933)	(4,568,187)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(2,095,986)	(1,932,601)
Principal payments on capital lease obligations	(406,825)	(289,213)
Proceeds from exercise of stock options	140,538	105,288

NET CASH USED IN FINANCING ACTIVITIES	(2,362,273)	(2,116,526)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,246,393)	2,399,492

Effect of exchange rates on cash	162,573	(6,371)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,745,559	13,072,503

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,661,739	$15,465,624

Supplemental cash flow information

Interest paid	$242,345	$190,840
Income taxes paid	$3,074,747	$298,323

Noncash investing and financing activities

Capital lease obligations incurred	$874,651	$421,493
Financed equipment purchase	$7,701,800	$—
Financed insurance premiums	$156,723	$153,938
Restricted stock awards to employees	$46,020	$—
Treasury shares issued for stock options exercised	$341,533	$—

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

In connection with the preparation of these consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of March 31, 2012, through May 10, 2012, the dates these consolidated financial statements were issued.

REVENUE RECOGNITION

Seismic Surveys

The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers.  A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party upon 30 days’ advance written notice, is entered into for every project.  These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project.  The duration of these projects will vary from a few days to several months.  The Company recognizes revenue when services are performed under both types of agreements.  Services are defined as the commencement of data acquisition.  Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement, and revenue is recognized as services are performed on a per unit of seismic data acquired rate.  Under term agreements, revenue is recognized as services are performed based on the time worked rate provided in the term agreement.  Under both turnkey and term agreements, cost of earned revenue is recognized by multiplying total estimated agreement cost by the percentage-of-completion of the agreement.  The excess of that amount over the cost of earned revenue reported in prior periods is recognized as cost of earned revenue for the period.  Agreements are not segmented or combined for purposes of calculating percentage of completion.  The asset “Cost and estimated earnings in excess of billings on uncompleted contracts” represents costs incurred on turnkey agreements in excess of billings on those agreements.  The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of costs on those agreements.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 became effective in our first quarter of 2012 and will be applied prospectively.  The adoption of this standard did not have a significant impact on our financial statements or disclosures.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE A - continued

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. This update does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. ASU 2011-05 became effective in our first quarter of 2012.  The adoption changed the order in which we presented certain financial statements, but did not have any other impact on our financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other-Topic 350: Testing for Impairment.  ASU 2011-08 amends the guidance in FASB Accounting Standards Codification Topic (“ASC”) 350-20, Intangibles-Goodwill and Other-Goodwill.  The intent of this ASU is to simplify how entities test goodwill for impairment by allowing an entity to use a qualitative approach to test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350-20.  The amendments do not change the current guidance for testing other indefinite-lived assets for impairment.  ASU 2011-08 is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early application is permitted.  The Company elected to adopt this standard early and effective as of December 31, 2011, in its year-end goodwill impairment analysis.

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

NOTE B — MANAGEMENT PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included.  The results of the interim periods are not necessarily indicative of results to be expected for the entire year.  For further information, refer to the financial statements and the footnotes thereto included in the Company’s Annual Report for the year ended December 31, 2011, filed on Form 10-K.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE C — EARNINGS PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock (“common shares”) outstanding.  Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants, and convertible securities.  All earnings per common share for the three-month periods ended March 31, 2012, and 2011, have been adjusted for the 5% stock dividend to be paid on May 14, 2012, to shareholders of record as of April 30, 2012.

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share common share:

	Three Months Ended
	March 31,
	(Unaudited)
	2012	2011
Basic:
Numerator:
Net income	$12,384,260	$5,763,734

Denominator:
Basic - weighted average common shares outstanding	20,311,392	20,169,538

Basic EPS	$0.61	$0.29

Diluted:
Numerator:

Net income	$12,384,260	$5,763,734

Denominator:
Weighted average common shares outstanding	20,311,392	20,169,538
Effect of Dilutive Securities:
Stock options	440,248	304,172
	20,751,640	20,473,710

Diluted EPS	$0.60	$0.28

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE D — DIVIDENDS

On April 20, 2012, the Company declared a five percent (5%) stock dividend on its outstanding common shares.  The 5% stock dividend will be paid on May 14, 2012, to shareholders of record as of April 30, 2012.

NOTE E — INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.  In addition, the Company paid various state estimated income taxes for tax year 2012, as well as various state income taxes for tax year 2011.

NOTE F — SHARE-BASED COMPENSATION

The Company accounts for share-based compensation awards and for unvested awards outstanding using the modified prospective application method.  Accordingly, we recognized the fair value of the share-based compensation awards as wages in the Consolidated Statements of Earnings on a straight-line basis over the vesting period.  We have recognized compensation expense, relative to share-based awards, in wages in the Consolidated Statements of Earnings of approximately $48,000 and $73,000 (less than $0.01 per share) for the three months ended March 31, 2012, and 2011, respectively.

As of March 31, 2012, there was approximately $212,000 of unrecognized compensation expense, related to our two share-based compensation plans, which the Company expects to recognize over a period of three years.

NOTE G — COMMITMENTS AND CONTINGENCIES

On April 9, 2012, the Company announced that it had entered into a purchase agreement to acquire an additional 13,000 GSR single-channel data acquisition units and related equipment for a total cost of $14 million.  Delivery of this equipment is expected by the end of May 2012.  The purchase of the equipment will be financed with a combination of cash and debt.

NOTE H — ENTRY INTO AND SUBSEQUENT TERMINATION OF A MATERIAL DEFINITIVE AGREEMENT

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

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

Under the terms of the merger agreement, so long as, two business days prior to the earlier of (1) a meeting of the Company’s shareholders or (2) a special meeting of Dawson’s shareholders, the Average Price (as described below) of Dawson’s common stock was equal to or greater than $32.54 but less than or equal to $52.54, at the effective time of the merger each issued and outstanding common share of the Company (other than common shares owned by the Company, any wholly-owned subsidiary of the Company, Dawson, or 6446 Acquisition) would be automatically converted into the right to receive 0.188 shares of Dawson common stock.  If the Average Price was not within the parameters outlined above, the Company and Dawson would seek, in good faith to negotiate a new exchange ratio acceptable to both parties, but subject to each party’s right to terminate the merger agreement if the Company and Dawson were not able to agree on a new exchange ratio within two business days after the second business day prior to the earlier of (1) a meeting of the Company’s shareholders or (2) a special meeting of Dawson’s shareholders.  The “Average Price” means the average of the volume weighted average of the trading price of Dawson common stock for the 10 consecutive trading days ending on the trading day that is two business days prior to the earlier of (1) a meeting of the Company’s shareholders or (2) a special meeting of Dawson’s shareholders.

The Company’s Articles of Incorporation provide that a merger transaction must be approved by the holders of at least 80% of the Company’s outstanding common shares.

The Company held a meeting of its shareholders on October 27, 2011.  However, two business days prior to October 27, 2011, the Average Price of Dawson’s common stock was below $32.54.  As required by the merger agreement, the Company and Dawson negotiated in good faith on October 26 and October 27, 2011, to try to agree to a new exchange ratio acceptable to both parties.  However, those negotiations were not successful and, on October 27, 2011, the Company provided Dawson with a written notification of termination of the merger agreement based on both of the following:  (1) the inability of the parties to negotiate a new exchange ratio acceptable to both parties; and (2) holders of 80% of the Company’s outstanding common shares on August 29, 2011, the record date, did not approve the merger agreement.

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

Forward Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this report regarding the Company’s strategies and plans for growth are forward-looking statements.  These forward-looking statements are often characterized by the terms “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” and other words and terms of similar meanings and do not reflect historical facts.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from such expectations are disclosed in the Company’s Securities and Exchange Commission (“SEC”) filings, and include, but are not limited to, the dependence upon energy industry spending for seismic services, the unpredictable nature of forecasting weather, the potential for contract delay or cancellation, the potential for fluctuations in oil and gas prices, the availability of capital resources, and the current depressed economy which could adversely affect our revenues and cash flow if our customers, and/or potential customers, become unable to pay, or must delay payment of, amounts owing to the Company because such customers are not successful in generating revenues or are precluded from securing necessary financing.  The forward-looking statements contained herein reflect the current views of the Company’s management, and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements except as required by law.

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

The Company is a leading provider of seismic data acquisition services throughout the continental United States and Canada.  We supply seismic data to companies engaged in the exploration and development of oil and natural gas on land and in land-to-water transition areas. Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.  We operated eight seismic crews in the lower 48 states during the first quarter of 2012.  We operated seven crews in Canada during the first quarter.  However, the Canadian market is seasonal, and as a result of the thawing season, we will have limited Canadian activity for the next two quarters starting with the second quarter of 2012.

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

We provide our seismic data acquisition services primarily to major and independent onshore oil and natural gas exploration and development companies for use in the onshore drilling and production of oil and natural gas in the continental United States and Canada. The main factors influencing demand for seismic data acquisition services in our industry are the level of drilling activity by oil and natural gas companies and the sizes of such companies’ exploration and development budgets, which, in turn, depend largely on current and anticipated future crude oil and natural gas prices and depletion rates.

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

Results of Operations

The Company’s business is subject to seasonal variations; thus the results of operations for the three months ended March 31, 2012, are not necessarily indicative of a full year’s results.

Three Months Ended March 31, 2012, Compared to Three Months Ended March 31, 2011 (Unaudited)

Revenues.  Our revenues were $67,045,408 for the three months ended March 31, 2012, compared to $50,247,313 for the same period of 2011, an increase of 33.4%.  This increase was primarily due to continued improvement in the North American land seismic acquisition market, increased efficiencies of new wireless recording technology, seasonal strength in Canada, and our operation of eight crews in the U.S. and seven crews in Canada during the first quarter of 2012 compared with seven crews in the U.S. and six crews in Canada during the first quarter of 2011.

Cost of services.  Our cost of services was $38,548,049 for the three months ended March 31, 2012, compared to $34,269,694 for the same period of 2011, an increase of 12.5%.  This increase was primarily attributable to strong revenue growth during the quarter, partially offset by our fielding of two additional crews.  As a percentage of revenues, cost of services was 57.5% for the three months ended March 31, 2012, compared to 68.2% for the same period of 2011.  The decrease in cost of services as a percentage of revenues was attributable to increased efficiencies of new wireless recording technology, strong revenue growth in the North American land seismic acquisition market, and seasonal strength in Canada.

Selling, general, and administrative expenses.  SG&A expenses were $2,300,002 for the three months ended March 31, 2012, compared to $2,500,558 for the same period of 2011, a decrease of 8.0%.  This decrease was primarily due to costs in 2011 related to the entry into and subsequent termination of a merger agreement, as described in Note H, partially offset by recent staff additions.  SG&A expense as a percentage of revenues was 3.4% for the three months ended March 31, 2012, compared with 5.0% for the same period of 2011.

Depreciation and amortization expense.  Depreciation and amortization expense was $5,722,599 for the three months ended March 31, 2012, compared to $4,462,879 for the same period of 2011, an increase of 28.2%.  This increase was primarily attributable to additions of seismic recording equipment, vibration vehicles, and other equipment and vehicles.  Depreciation and amortization expense as a percentage of revenues was 8.5% for the three months ended March 31, 2011 compared to 8.9% for the same period of 2011.

Income from operations.  Income from operations was $20,474,758 for the three months ended March 31, 2012 compared to $9,014,182 for the same period of 2012.  This increase was primarily attributable to an increase in revenues, partially offset by increases in cost of services, and depreciation and amortization expenses discussed above.  EBITDA increased $12,720,296 to $26,197,357 for the three months ended March 31, 2012, from $13,477,061 for the same period of 2011, an increase of 94.4%.  This increase was a result of those factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $242,345 for the three months ended March 31, 2012 compared to $190,840 for the same period of 2011, an increase of 27.0%.  This increase was primarily attributable to our recent purchases of seismic acquisition equipment.

Income tax expense.  Income tax expense was $7,848,153 for the three months ended March 31, 2012, compared to $3,059,608 for the same period of 2011.  The effective tax rate was 39% for the three months ended March 31, 2012, compared to approximately 35% for the same period of 2011.  See Note E of Notes to Consolidated Financial Statements in Item 1.

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

The following table reconciles our EBITDA to our net income:

	Three Months Ended
	March 31,
	2012	2011
	(unaudited)

Net income	$12,384,260	$5,763,734
Depreciation and amortization	5,722,599	4,462,879
Interest expense	242,345	190,840
Income tax expense	7,848,153	3,059,608

EBITDA	$26,197,357	$13,477,061

Liquidity and Capital Resources

Cash Flows

Cash flows used in operating activities.

Net cash used in operating activities was $374,187 for the three months ended March 31, 2012, compared to net cash provided by operating activities of $9,084,205 for the same period of 2011.  The $9,458,392 decrease during the first three months of 2012 from the same period of 2011 was primarily attributable to the increase in accounts receivable, partially offset by the increase in net income, the timing of billings and revenue recognition, the timing of receipt and payment of invoices, federal and state income taxes payable, and the mix of contracts.

Working capital increased $5,004,428 to $24,860,957 as of March 31, 2012, from the December 31, 2011 working capital of $19,856,529.  This increase was primarily due to a $35,060,885 increase in trade accounts receivable, partially offset by a $5,083,820 decrease in cash and cash equivalents, a $1,807,399 decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a $10,744,751 increase in trade accounts payable, a $2,183,464 increase in accrued liabilities, a $3,386,306 increase in billings in excess of costs and estimated earnings on uncompleted contracts and a $4,905,159 increase in federal and state income taxes payable.

Cash flows used in investing activities.

Net cash used in investing activities was $2,509,933 for the three months ended March 31, 2012, and $4,568,187 for the three months ended March 31, 2011.  This decrease was primarily due to a decrease of $1,785,549 in cash used for capital expenditures to purchase seismic equipment in 2011.

Cash flows used in financing activities.

Net cash used in financing activities was $2,362,273 for the three months ended March 31, 2012, and $2,116,526 for the three months ended March 31, 2011.  The increase was due primarily to principal payments on notes payable.

Capital expenditures.

During the three months ended March 31, 2012, the Company purchased $11,414,433 of vehicles and equipment, primarily to replace similar vehicles and equipment, and purchased new wireless GSR seismic recording channels and equipment.  Cash of $2,837,982, a note from a commercial bank of $7,701,800, and $874,651 of capital lease obligations from a vehicle leasing company were used to finance these purchases.  Although we do not budget for our capital expenditures, we may purchase additional equipment during 2012 should the demand for our services increase.

Liquidity

Our primary source of liquidity is cash generated from operations and short-term borrowings from commercial banks and equipment lenders.  Based on current forecasts, we believe that we have sufficient available cash and borrowing capacity to fund our working capital needs over the next 12 months.

Capital Resources

We have relied on cash generated from operations and short-term borrowings from commercial banks and equipment lenders to fund our working capital requirements and capital expenditures.

The Company has a revolving line of credit agreement with a commercial bank.  The borrowing limit under the revolving line of credit agreement is $5,000,000 and was renewed on September 16, 2010, and again on September 16, 2011.  The revolving line of credit agreement does not expire until September 16, 2012.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the line of credit loan agreement is payable monthly at the greater of the prime rate of interest or five percent.  As of March 31, 2012, we had no borrowings outstanding under the line of credit loan agreement.

At March 31, 2012, the Company had five outstanding notes payable to commercial banks for equipment purchases.  The notes have interest rates between 4.50% and 6.35%, are due in monthly installments between $46,781 and $187,934 plus interest, have a total outstanding balance of $16,154,769 and are collateralized by equipment.  Two notes payable with interest of 6.00% and monthly payments between $55,658 and $88,889 plus interest were paid off in 2011.  These notes were collateralized by equipment.

The Company had, at March 31, 2012, two outstanding notes payable to equipment finance companies for equipment purchases.  The notes have interest rates between 5.33% and 6.00%, are due in monthly installments between $23,740 and $56,050 plus interest, have a total outstanding balance of $478,742 and are collateralized by equipment.  One note payable with interest of 6.38% and a monthly payment of $85,839 plus interest was paid off in 2011.  One note payable with interest of 5.75% and a monthly payment of $61,997 plus interest was paid off during March 2012.  The notes were collateralized by equipment.

The Company had, at March 31, 2012, two outstanding notes payable to finance companies for corporate insurance.  The notes have interest rates between 4.95% and 5.56%, and are due in monthly installments of $17,507 and $17,414 including interest, and have a total outstanding balance of $263,003.

On April 24, 2012, the Company entered into a note payable to a finance company for corporate insurance for $2,726,028.  The note has an interest rate of 4.95%, and is due in monthly installments of $309,174 including interest.

Contractual Obligations

We believe that our capital resources, including our short-term investments, funds available under our revolving credit agreement, and cash flow from operations, will be adequate to meet our current operational needs. We believe that we will be able to finance our 2012 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our line of credit loan agreement.  However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance which is subject to the risks inherent in our business, and will also depend on the extent to which the current depressed economy adversely affects the ability of our customers, and/or potential customers, to pay promptly amounts owing to the Company under their service contracts with us.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the first three months of 2012.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  There have been no new accounting pronouncements during the first three months of 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change from the information provided in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2011, which is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains controls and procedures to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC.  Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize, and report information required to be included in reports filed or submitted under the Securities Exchange Act of 1934, as amended, within the required time period.  There were no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a defendant in various legal actions that arose or may arise out of the normal course of business.  In our opinion, none of these actions has resulted, or will result, in any significant loss to us.

ITEM 1A. RISK FACTORS.

For a discussion of those “Risk Factors” affecting the Company, you should carefully consider the “Risk Factors” discussed in Part I, under “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2011, which is herein incorporated by reference.  There have been no material changes from those risk factors previously disclosed in such Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. — None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. — None.

ITEM 4. MINE SAFETY DISCLOSURES. — Not Applicable.

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

10.1

Employment Contract by and between TGC Industries, Inc. and Wayne A. Whitener, effective March 1, 2012, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2012, and incorporated herein by reference.

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

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TGC INDUSTRIES, INC.

Date: May 10, 2012	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2012	/s/ James K. Brata
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

10.1

Employment Contract by and between TGC Industries, Inc. and Wayne A. Whitener, effective March 1, 2012, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2012, and incorporated herein by reference.

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

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.