Form 10-Q
period 2012-06-30
TGC INDUSTRIES INC
filed 2012-08-09
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 1, 2012
Common Stock ($.01 Par Value)	20,439,299

Page

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Reference is made to the succeeding pages for the following financial information:

Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	3

Consolidated Statements of Earnings for the three months and six months ended June 30, 2012 and 2011 (unaudited)	5

Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2012 and 2011 (unaudited)	6

Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited)	7

Notes to Consolidated Financial Statements	8

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2012

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$24,259,157	$15,745,559
Trade accounts receivable	24,561,095	19,351,023
Cost and estimated earnings in excess of billings on uncompleted contracts	2,636,777	5,101,478
Prepaid expenses and other	3,590,407	1,606,936

Total current assets	55,047,436	41,804,996

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	173,742,093	139,017,290
Automobiles and trucks	14,162,241	12,616,608
Furniture and fixtures	487,245	434,146
Leasehold improvements	14,994	14,994
	188,406,573	152,083,038
Less accumulated depreciation and amortization	(104,053,637)	(94,286,207)
	84,352,936	57,796,831

Goodwill	201,530	201,530
Other assets	87,173	77,870
	288,703	279,400

Total assets	$139,689,075	$99,881,227

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS — CONTINUED

June 30, 2012

	June 30,	December 31,
	2012	2011
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Trade accounts payable	$13,550,864	$9,256,392
Accrued liabilities	2,400,806	2,598,126
Billings in excess of costs and estimated earnings on uncompleted contracts	9,168,199	937,755
Federal and state income taxes payable	4,925,384	2,017,644
Current maturities of notes payable	10,733,463	5,802,513
Current portion of capital lease obligations	1,991,271	1,336,037

Total current liabilities	42,769,987	21,948,467

NOTES PAYABLE, less current maturities	13,939,529	5,328,892

CAPITAL LEASE OBLIGATIONS, less current portion	1,872,902	1,626,612

LONG-TERM DEFERRED TAX LIABILITY	6,721,124	7,257,576

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—	—

Common stock, $.01 par value; 25,000,000 shares authorized; 20,519,375 and 19,348,436 in each period	205,194	193,484

Additional paid-in capital	29,161,555	28,176,922

Retained earnings	45,909,678	35,499,541

Treasury stock, at cost, 80,076 and 37,820 shares in each period	(691,009)	(257,394)

Accumulated other comprehensive income (loss)	(199,885)	107,127

	74,385,533	63,719,680

Total liabilities and shareholders’ equity	$139,689,075	$99,881,227

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

June 30, 2012

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue	$30,383,957	$30,215,516	$97,429,365	$80,462,829

Cost and expenses
Cost of services	25,010,953	21,950,230	63,559,002	56,219,924
Selling, general and administrative	2,050,325	2,272,895	4,350,327	4,773,453
Depreciation and amortization expense	6,182,912	4,778,547	11,905,511	9,241,426
	33,244,190	29,001,672	79,814,840	70,234,803

Income (loss) from operations	(2,860,233)	1,213,844	17,614,525	10,228,026

Interest expense	280,293	191,856	522,638	382,696

Income (loss) before income taxes	(3,140,526)	1,021,988	17,091,887	9,845,330

Income tax expense (benefit)	(1,166,405)	435,213	6,681,748	3,494,821

NET INCOME (LOSS)	$(1,974,121)	$586,775	$10,410,139	$6,350,509

Earnings per common share:
Basic	$(0.10)	$0.03	$0.51	$0.31
Diluted	$(0.10)	$0.03	$0.50	$0.31

Weighted average number of common shares outstanding:
Basic	20,427,979	20,200,978	20,367,065	20,185,345
Diluted	20,427,979	20,544,494	20,779,517	20,511,822

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

Consolidated Statements of Comprehensive Income (unaudited)

June 30, 2012

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net Income (Loss)	$(1,974,121)	$586,775	$10,410,139	$6,350,509

Other comprehensive income (loss):
Foreign currency translation adjustments	(825,176)	61,611	(307,012)	790,631

Total other comprehensive income (loss), net of tax	$(2,799,297)	$648,386	$10,103,127	$7,141,140

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

June 30, 2012

	Six Months Ended
	June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,410,139	$6,350,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,905,511	9,241,426
(Gain) loss on disposal of property and equipment	(929,727)	(64,324)
Non-cash compensation	186,496	226,845
Cash paid in lieu of stock options	—	(165,000)
Deferred income taxes	(536,452)	120,846
Changes in operating assets and liabilities
Trade accounts receivable	(5,198,515)	4,692,212
Cost and estimated earnings in excess of billings on uncompleted contracts	2,491,264	2,489,520
Prepaid expenses and other	900,449	1,366,962
Prepaid federal and state income tax	78,268	1,232,568
Other assets	(9,424)	(1,841)
Trade accounts payable	4,247,980	(3,486,326)
Accrued liabilities	(210,238)	732,220
Billings in excess of cost and estimated earnings on uncompleted contracts	8,230,444	400,418
Income taxes payable	2,858,858	1,237,902

NET CASH PROVIDED BY OPERATING ACTIVITIES	34,425,053	24,373,937

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(22,376,129)	(11,067,278)
Proceeds from sale of property and equipment	1,542,050	168,161

NET CASH USED IN INVESTING ACTIVITIES	(20,834,079)	(10,899,117)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(4,543,954)	(4,117,298)
Principal payments on capital lease obligations	(899,358)	(620,699)
Proceeds from exercise of stock options	377,382	108,688
Payment of dividends	(1,150)	—

NET CASH USED IN FINANCING ACTIVITIES	(5,067,080)	(4,629,309)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,523,894	8,845,511

EFFECT OF EXCHANGE RATES ON CASH	(10,296)	11,867

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,745,559	13,072,503

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,259,157	$21,929,881

Supplemental cash flow information

Interest paid	$522,638	$382,696
Income taxes paid	$4,281,074	$903,503

Noncash investing and financing activities

Capital lease obligations incurred	$1,798,753	$1,002,699
Financed equipment purchase	$15,201,800	$—
Financed insurance premiums	$2,882,751	$2,162,868
Restricted stock awards to employees	$46,020	$—
Treasury shares issued for stock options exercised	$433,615	$—

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

June 30, 2012

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

In connection with the preparation of these consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of June 30, 2012, through August 9, 2012, the date these consolidated financial statements were issued.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles and enhances disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 became effective in our first quarter of 2012 and will be applied prospectively.  The adoption of this standard did not have a significant impact on our financial statements or disclosures.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

June 30, 2012

NOTE A - continued

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. This update does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. ASU 2011-05 became effective in our first quarter of 2012.  The adoption changed the order in which we presented certain financial statements, but did not have any other impact on our financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other-Topic 350: Testing for Impairment (“ASU 2011-08”).  ASU 2011-08 amends the guidance in FASB Accounting Standards Codification Topic (“ASC”) 350-20, Intangibles-Goodwill and Other-Goodwill.  The intent of this ASU is to simplify how entities test goodwill for impairment by allowing an entity to use a qualitative approach to test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350-20.  The amendments do not change the current guidance for testing other indefinite-lived assets for impairment.  ASU 2011-08 is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early application is permitted.  The Company elected to adopt this standard early and effective as of December 31, 2011, in its year-end goodwill impairment analysis.  The adoption of this standard did not have a significant effect on the Company’s consolidated financial statements and related disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). This update requires the following new disclosures related to recognized financial instruments (and derivatives) subject to master netting arrangements or similar agreements: (i) the gross amounts of recognized financial assets and liabilities; (ii) the amounts offset under current GAAP; (iii) the net amounts presented in the balance sheet; (iv) the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in (ii); and (v) the net amount representing the difference between (iii) and (iv). The update also requires qualitative disclosures related to counterparties, setoff rights, and terms of enforceable master netting arrangements and related agreements depending on their effect or potential effect on the entity’s financial position. The new disclosures will enable financial statement users to compare balance sheets prepared under U.S. GAAP and IFRS, which are subject to different offsetting models. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not currently expect that the adoption of this update in the first quarter of 2013 will have a significant effect on its consolidated financial statements and related disclosures.

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

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

June 30, 2012

NOTE C — EARNINGS (LOSS) PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock (“common shares”) outstanding.  Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants, and convertible securities.  All earnings per common share for the three-month and six-month periods ended June 30, 2012 have been adjusted for the 5% stock dividend paid on May 14, 2012, to shareholders of record as of April 30, 2012.

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Basic:
Numerator:
Net income (loss)	$(1,974,121)	$586,775	$10,410,139	$6,350,509

Denominator:
Basic - weighted average common shares outstanding	20,427,979	20,200,978	20,367,065	20,185,345

Basic EPS	$(0.10)	$0.03	$0.51	$0.31

Diluted:
Numerator:

Net income (loss)	$(1,974,121)	$586,775	$10,410,139	$6,350,509

Denominator:
Weighted average common shares outstanding	20,427,979	20,200,978	20,367,065	20,185,345
Effect of Dilutive Securities:
Stock options	—	343,516	412,452	326,477
	20,427,979	20,544,494	20,779,517	20,511,822

Diluted EPS	$(0.10)	$0.03	$0.50	$0.31

NOTE D — DIVIDENDS

On April 20, 2012, the Company declared a five percent (5%) stock dividend on its outstanding common shares.  The 5% stock dividend was paid on May 14, 2012, to shareholders of record as of April 30, 2012.  Cash in lieu of fractional shares in the total amount of $1,150 was paid to shareholders based on the last sales price of the common shares on the record date.  No dividends were declared or paid in 2011.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED

June 30, 2012

NOTE E — INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.  In addition, the Company paid, during the first six months of 2012, federal and various state estimated income taxes for tax year 2012, as well as various state income taxes for tax year 2011.

NOTE F — SHARE-BASED COMPENSATION

The Company accounts for share-based compensation awards and for unvested awards outstanding using the modified prospective application method.  Accordingly, we recognized the fair value of the share-based compensation awards as wages in the Consolidated Statements of Earnings on a straight-line basis over the vesting period.  We have recognized compensation expense, relative to share-based awards, in wages in the Consolidated Statements of Earnings of approximately $97,000 and $113,000, less than $0.01 per share, for the three months ended June 30, 2012, and 2011, respectively, and approximately $186,000 and $227,000, or approximately $0.01 per share, for the six months ended June 30, 2012, and 2011, respectively.

As of June 30, 2012, there was approximately $180,000 of unrecognized compensation expense related to our two share-based compensation plans which the Company expects to recognize over a period of three years.

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

Forward Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this report regarding the Company’s strategies and plans for growth are forward-looking statements.  These forward-looking statements are often characterized by the terms “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” and other words and terms of similar meanings and do not reflect historical facts.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from such expectations are disclosed in the Company’s Securities and Exchange Commission (“SEC”) filings, and include, but are not limited to, the dependence upon energy industry spending for seismic services, the unpredictable nature of forecasting weather, the potential for contract delay or cancellation, the potential for fluctuations in oil and natural gas prices, the availability of capital resources, and the current economic downturn which could adversely affect our revenues and cash flow if our customers, and/or potential customers, become unable to pay, or must delay payment of, amounts owing to the Company because such customers are not successful in generating revenues or are precluded from securing necessary financing.  The forward-looking statements contained herein reflect the current views of the Company’s management, and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements except as required by law.

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

The Company is a leading provider of seismic data acquisition services throughout the continental United States and Canada.  We supply seismic data to companies engaged in the domestic exploration and development of oil and natural gas on land and in land-to-water transition areas. Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.  During the second quarter of 2012 we operated eight seismic crews in the U.S.  We activated two crews in Canada in the early part of June and as a result ended the second quarter with 10 crews operating in North America.  Currently we are operating 11 crews, consisting of nine crews in the U.S. and two crews in Canada, where we anticipate activating additional crews as conditions allow.  Our second quarter tends to be the weakest quarter of the year, primarily because of the seasonal shutdown in Canada due to the spring thaw.

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

The acquisition of seismic data for the oil and natural gas industry is a highly competitive business.  Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although other factors such as crew safety performance history and technological and operational expertise are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are Dawson Geophysical Company, Geo Kinetics, Inc., and CGG-Veritas.  These competitors are publicly-traded companies with long operating histories which field numerous crews and work in a number of different regions and terrain.  In addition to the previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two crews and often specialize in specific regions or type of operations.  We believe that our long-term industry expertise, the customer relationships developed over our history, and our financial stability give us an advantage over most of our competitors in the industry.

Results of Operations

The Company’s business is subject to seasonal variations; thus the results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of a full year’s results.

Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011 (Unaudited)

Revenues.  Our revenues were $97,429,365 for the six months ended June 30, 2012, compared to $80,462,829 for the same period of 2011, an increase of 21.1%.  This increase in revenues was attributable to continued improvement in the North American land seismic acquisition market, increased efficiencies of new wireless recording technology, and our record first quarter in 2012 during which we operated eight crews in the U.S. and seven crews in Canada compared with seven crews in the U.S. and six crews in Canada during the first quarter of 2011.

Cost of services.  Our cost of services was $63,559,002 for the six months ended June 30, 2012, compared to $56,219,924 for the same period of 2011, an increase of 13.1%.  This increase was primarily attributable to strong revenue growth during the first half of 2012, and by our fielding of two additional crews in the first quarter of 2012 as discussed above.  As a percentage of revenues, cost of services was 65.2% for the six months ended June 30, 2012, compared to 69.9% for the same period of 2011.  The decrease in cost of services as a percentage of revenues was primarily attributable to strong revenue growth in the North American land seismic acquisition market.

Selling, general, and administrative expenses.  Selling, general and administrative expenses (“SG&A”) expenses were $4,350,327 for the six months ended June 30, 2012, compared to $4,773,453 for the same period of 2011, a decrease of 8.9%.  This decrease was primarily due to $1,100,000 in costs in 2011 related to the terminated merger transaction, partially offset by increased compensation costs for recent staff additions.  SG&A expense as a percentage of revenues was 4.5% for the six months ended June 30, 2012, compared with 5.9% for the same period of 2011.

Depreciation and amortization expense.  Depreciation and amortization expense was $11,905,511 for the six months ended June 30, 2012, compared to $9,241,426 for the same period of 2011, an increase of 28.8%  This increase was primarily attributable to additions of seismic recording equipment, vibration vehicles, and other equipment and vehicles.  Depreciation and amortization expense as a percentage of revenues was 12.2% for the six months ended June 30, 2012, compared to 11.5% for the same period of 2011.

Income and loss from operations.  Income from operations was $17,614,525 for the six months ended June 30, 2012 compared to $10,228,026 for the same period of 2011.  The increase was attributable to an increase in revenues, partially offset by increases in cost of services and depreciation and amortization expenses discussed above.  EBITDA increased $10,050,584 to $29,520,036 for the six months ended June 30, 2012, from $19,469,452 for the same period of 2011, an increase of 51.6%.  This increase was a result of factors discussed above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $522,638 for the six months ended June 30, 2012, compared to $382,696 for the same period of 2011, an increase of 36.6%.  This increase was primarily attributable to our recent purchases of seismic acquisition equipment.

Income tax expense.  Income tax expense was $6,681,748 for the six months ended June 30, 2012, compared to $3,494,821 for the same period of 2011.  The effective tax rate was 39.1% for the six months ended June 30, 2012, compared to an effective tax rate of 35.5% for the six months ended June 30, 2011, See Note E of Notes to Financial Statements in Item 1.

Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011 (Unaudited)

Revenues.  Our revenues were $30,383,957 for the three months ended June 30, 2012, compared to $30,215,516 for the same period of 2011.  The flat revenue was due to a comparable number of crews operating in both years.  The Company operated eight crews in the U.S. for the entire 2012 second quarter, compared to seven crews at the beginning of the second quarter of 2011, with the addition of an eighth crew during that quarter.  The Company had no crews operating in Canada for much of the second quarter, similar to the second quarter of 2011.  In June of both years, however, two crews went back into service in Canada.

Cost of services.  Our cost of services was $25,010,953 for the three months ended June 30, 2012, compared to $21,950,230 for the same period of 2011, an increase of 13.9%.  Due to the large amount of data acquired during our record first quarter of 2012, we incurred substantial clean-up and personnel costs that negatively impacted the gross margin in the second quarter.  In addition, late in the quarter we incurred start-up costs for the activation of our ninth U.S. crew, which was not operational until early July.  As a percentage of revenues, cost of services was 82.3% for the three months ended June 30, 2012, compared to 72.6% for the same period of 2011.

Selling, general, and administrative expenses.  SG&A expenses were $2,050,325 for the three months ended June 30, 2012, compared to $2,272,895 for the same period of 2011, a decrease of 9.8%.  This decrease was due to $528,000 in transaction costs incurred in 2011 related to the terminated merger transaction, partially offset by increased compensation costs for recent staff additions.  SG&A expense as a percentage of revenues was 6.7% for the three months ended June 30, 2012, compared with 7.5% for the same period of 2011.

Depreciation and amortization expense.  Depreciation and amortization expense was $6,182,912 for the three months ended June 30, 2012, compared to $4,778,547 for the same period of 2011, an increase of 29.4%.  This increase was primarily attributable to additions of seismic recording equipment, vibration vehicles, and other equipment and vehicles.  Depreciation and amortization expense as a percentage of revenues was 20.3% for the three months ended June 30, 2012, compared to 15.8% for the same period of 2011.

Income and loss from operations.  Loss from operations was $2,860,233 for the three months ended June 30, 2012, compared to income from operations of $1,213,844 for the same period of 2011.  This decrease was primarily attributable higher cost of services and depreciation and amortization expenses discussed above.  EBITDA decreased $2,669,712 to $3,322,679 for the three months ended June 30, 2012, from $5,992,391 for the same period of 2011, a decrease of 44.6%.  This decrease was a result of those factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $280,293 for the three months ended June 30, 2012, compared to $191,856 for the same period of 2011, an increase of 46.1%.  This increase was primarily attributable to our recent purchases of seismic acquisition equipment.

Income tax expense.  Income tax benefit was $1,166,405 for the three months ended June 30, 2012, compared to an income tax expense of $435,213 for the same period of 2011.  The effective tax benefit rate was 37.1% for the three months ended June 30, 2012 compared to an effective tax expense rate of 42.6%, for the same period of 2010.  See Note E of Notes to Financial Statements in Item 1.

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

The following table reconciles our EBITDA to our net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net income (loss)	$(1,974,121)	$586,775	$10,410,139	$6,350,509
Depreciation and amortization	6,182,912	4,778,547	11,905,511	9,241,426
Interest expense	280,293	191,856	522,638	382,696
Income tax expense (benefit)	(1,166,405)	435,213	6,681,748	3,494,821

EBITDA	$3,322,679	$5,992,391	$29,520,036	$19,469,452

Liquidity and Capital Resources

Cash Flows

Cash flows provided by operating activities.

Net cash provided by operating activities was $34,425,053 for the six months ended June 30, 2012, compared to $24,373,937 for the same period of 2011.  The $10,051,116 increase to cash flows during the first six months of 2012 from the same period of 2011 was principally attributable to increases in net income, depreciation and amortization expense, accounts payable, billings in excess of cost and estimated earnings on uncompleted contracts, and income taxes payable, which were partially offset by a decrease in accounts receivable.

Working capital decreased $7,579,081 to $12,277,448 as of June 30, 2012, from the December 31, 2011 working capital of $19,856,529.  This decrease was primarily due to a $2,464,701 decrease in costs and estimated earnings in excess of billings on uncompleted contracts, an increase in trade accounts payable of $4,294,472, an increase in billings in excess of cost and estimated earnings on uncompleted contracts of $8,230,444, an increase in federal and state income taxes payable of $2,907,740 and an increase in current maturities of notes payable of $4,930,950, partially offset by an $8,513,598 increase in cash and cash equivalents and a $5,210,072 increase in trade accounts receivable.

Cash flows used in investing activities.

Net cash used in investing activities was $20,834,079 for the six months ended June 30, 2012, and $10,899,117 for the six months ended June 30, 2011.  This increase was due primarily to an increase in capital expenditures of $11,308,851 resulting from our purchase of additional GSR wireless seismic recording systems and related equipment, replacement vehicles, and seven new vibration vehicles, and partially offset by a $1,373,889 increase in proceeds from the sale of older property and equipment.

Cash flows used in financing activities.

Net cash used in financing activities was $5,067,080 for the six months ended June 30, 2012, and $4,629,309 for the six months ended June 30, 2011.  The increase was due primarily to principal payments on notes payable.

Capital expenditures.

During the six months ended June 30, 2012, the Company acquired $39,376,682 of vehicles and equipment, primarily to add to and replace similar vehicles and equipment, purchased new wireless GSR seismic recording channels and equipment, and seven new vibration vehicles.  Cash of $22,376,129, two notes payable from commercial banks of $15,201,800, and capital lease obligations from a vehicle leasing company of $1,798,753 were used to finance these acquisitions.  Although we do not budget for our capital expenditures, we may purchase additional equipment during 2012 should the demand for our services increase.

Liquidity

Our primary source of liquidity is cash generated from operations and short-term borrowings and leases from commercial banks and equipment lenders for capital expenditures.  Based on current forecasts, we believe that we have sufficient available cash and borrowing capacity to fund our working capital needs over the next 12 months.

Capital Resources

We have relied on cash generated from operations, short-term borrowings from commercial banks and equipment lenders to fund our working capital requirements and capital expenditures.

The Company has a revolving credit agreement with a commercial bank.  The borrowing limit under the revolving line of credit agreement is $5,000,000 and was renewed on September 16, 2010, and again on September 16, 2011.  The revolving line of credit agreement will expire on September 16, 2012.  The Company intends to renew the revolving credit agreement prior to its expiration.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the revolving credit agreement is payable monthly at the greater of the prime rate of interest or five percent.  As of June 30, 2012, we had no borrowings outstanding under the revolving credit agreement.

At June 30, 2012, the Company had six outstanding notes payable to commercial banks for equipment purchases.  The notes have interest rates between 4.50% and 6.35%, are due in monthly installments between $50,170 and $223,437 including interest, have a total outstanding balance of $22,147,119 and are collateralized by equipment.  Two notes payable with interest of 6.00% and monthly payments between $55,658 and $88,889 plus interest were paid off in 2011.  These notes were collateralized by equipment.

The Company had, at June 30, 2012, two outstanding notes payable to equipment finance companies for equipment purchases.  The notes have interest rates between 5.33% and 6.00%, are due in monthly installments between $23,740 and $56,050 plus interest, have a total outstanding balance of $239,371 and are collateralized by equipment.  One note payable with interest of 6.38% and a monthly payment of $85,839 plus interest was paid off in 2011.  One note payable with interest of 5.75% and a monthly payment of $61,997 plus interest was paid off during March 2012.  The notes were collateralized by equipment.

The Company had, at June 30, 2012, three outstanding notes payable to finance companies for corporate insurance.  The notes have interest rates between 4.95% and 5.56%, and are due in monthly installments between $17,414 and $302,892 including interest, and have a total outstanding balance of $2,286,502.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the quarter ended June 30, 2012.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  There have been no new accounting pronouncements during the quarter ended June 30, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change from the information provided in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2011, which is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains controls and procedures to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC.  Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize, and report information required to be included in reports filed or submitted under the Securities Exchange Act of 1934, as amended, within the required time period.  There were no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a defendant in various legal actions that arose or may arise out of the normal course of business.  In our opinion, none of these actions has resulted, or will result, in any significant loss to us.

ITEM 1A. RISK FACTORS

For a discussion of those “Risk Factors” affecting the Company, you should carefully consider the “Risk Factors” discussed in Part I, under “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2010, which is herein incorporated by reference.  There have been no material changes from those risk factors previously disclosed in such Annual Report.

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

TGC INDUSTRIES, INC.

Date: August 9, 2012	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2012	/s/ James K. Brata
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