Form 10-Q
period 2012-09-30
TGC INDUSTRIES INC
filed 2012-11-09
CIK 799165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at October 29, 2012
Common Stock ($.01 Par Value)	20,652,424

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Reference is made to the succeeding pages for the following financial information:

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2012

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$21,481,441	$15,745,559
Trade accounts receivable	27,778,928	19,351,023
Cost and estimated earnings in excess of billings on uncompleted contracts	2,133,882	5,101,478
Prepaid expenses and other	2,956,917	1,606,936

Total current assets	54,351,168	41,804,996

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	176,893,034	139,017,290
Automobiles and trucks	14,236,510	12,616,608
Furniture and fixtures	489,520	434,146
Leasehold improvements	14,994	14,994
	191,634,058	152,083,038
Less accumulated depreciation and amortization	(110,712,036)	(94,286,207)
	80,922,022	57,796,831

Goodwill	201,530	201,530
Other assets	89,585	77,870
	291,115	279,400

Total assets	$135,564,305	$99,881,227

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS - CONTINUED

September 30, 2012

	September 30,	December 31,
	2012	2011
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Trade accounts payable	$12,437,945	$9,256,392
Accrued liabilities	4,306,002	2,598,126
Billings in excess of costs and estimated earnings on uncompleted contracts	5,248,177	937,755
Federal and state income taxes payable	4,867,629	2,017,644
Current maturities of notes payable	9,390,449	5,802,513
Current portion of capital lease obligations	1,933,121	1,336,037

Total current liabilities	38,183,323	21,948,467

NOTES PAYABLE, less current maturities	11,952,489	5,328,892

CAPITAL LEASE OBLIGATIONS, less current portion	1,739,744	1,626,612

LONG-TERM DEFERRED TAX LIABILITY	6,144,477	7,257,576

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—	—

Common stock, $.01 par value; 25,000,000 shares authorized; 20,732,500 and 19,348,436 in each period	207,325	193,484

Additional paid-in capital	29,353,883	28,176,922

Retained earnings	47,021,322	35,499,541

Treasury stock, at cost, 80,076 and 37,820 shares in each period	(691,009)	(257,394)

Accumulated other comprehensive income	1,652,751	107,127

	77,544,272	63,719,680

Total liabilities and shareholders’ equity	$135,564,305	$99,881,227

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

September 30, 2012

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$41,834,680	$31,013,392	$139,264,045	$111,476,221

Cost and expenses
Cost of services	30,918,343	21,718,157	94,477,345	77,938,081
Selling, general and administrative	2,134,408	2,437,866	6,484,735	7,211,319
Depreciation and amortization expense	6,685,698	4,968,140	18,591,209	14,209,566
	39,738,449	29,124,163	119,553,289	99,358,966

Income from operations	2,096,231	1,889,229	19,710,756	12,117,255

Interest expense	350,366	192,495	873,004	575,191

Income before income taxes	1,745,865	1,696,734	18,837,752	11,542,064

Income tax expense	634,223	650,156	7,315,971	4,144,977

NET INCOME	$1,111,642	$1,046,578	$11,521,781	$7,397,087

Earnings per common share:
Basic	$0.05	$0.05	$0.56	$0.37
Diluted	$0.05	$0.05	$0.55	$0.36

Weighted average number of common shares outstanding:
Basic	20,566,096	20,211,848	20,433,905	20,194,276
Diluted	20,878,977	20,512,761	20,815,181	20,512,061

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

September 30, 2012

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net Income	$1,111,642	$1,046,578	$11,521,781	$7,397,087

Other comprehensive income (loss):
Foreign currency translation adjustments	1,852,637	(1,988,785)	1,545,624	(1,198,154)

Total other comprehensive income (loss), net of tax	$2,964,279	$(942,207)	$13,067,405	$6,198,933

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

Consolidated Statement of Cash Flows (Unaudited)

September 30, 2012

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,521,781	$7,397,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,591,209	14,209,566
(Gain) loss on disposal of property and equipment	(1,060,986)	(126,522)
Non-cash compensation	380,955	168,652
Cash paid in lieu of stock options	—	—
Deferred income taxes	(1,113,099)	1,011,034
Changes in operating assets and liabilities
Trade accounts receivable	(8,119,120)	(701,599)
Cost and estimated earnings in excess of billings on uncompleted contracts	3,005,148	2,586,403
Prepaid expenses and other	1,544,548	1,942,411
Prepaid federal and state income tax	78,268	1,042,770
Other assets	(10,246)	(13,707)
Trade accounts payable	3,062,383	(1,406,656)
Accrued liabilities	1,669,776	2,015,569
Billings in excess of cost and estimated earnings on uncompleted contracts	4,310,422	298,292
Income taxes payable	2,704,357	1,544,449

NET CASH PROVIDED BY OPERATING ACTIVITIES	36,565,396	29,967,749

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(23,673,444)	(14,144,555)
Proceeds from sale of property and equipment	1,695,986	233,012

NET CASH USED IN INVESTING ACTIVITIES	(21,977,458)	(13,911,543)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(7,875,848)	(6,488,083)
Principal payments on capital lease obligations	(1,458,415)	(979,982)
Proceeds from exercise of stock options	377,382	164,356
Payment of dividends	(1,150)	—

NET CASH USED IN FINANCING ACTIVITIES	(8,958,031)	(7,303,709)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,629,907	8,752,497

EFFECT OF EXCHANGE RATES ON CASH	105,975	(86,429)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,745,559	13,072,503

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,481,441	$21,738,571

Supplemental cash flow information

Interest paid	$873,004	$575,191
Income taxes paid	$5,646,445	$545,432

Noncash investing and financing activities

Capital lease obligations incurred	$2,129,880	$1,419,412
Financed equipment purchase	$15,201,800	$6,765,619
Financed insurance premiums	$2,882,751	$2,162,868
Restricted stock awards to employees	$1,334,014	$—
Treasury shares issued for stock options exercised	$433,615	$—

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

In connection with the preparation of these consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of September 30, 2012, through November 9, 2012, the date these consolidated financial statements were issued.

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

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

September 30, 2012

NOTE A - continued

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity.  This update does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. ASU 2011-05 became effective in our first quarter of 2012.  The adoption changed the order in which we presented certain financial statements, but did not have any other impact on our financial statements.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). This ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under U.S. GAAP.  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company does not currently expect that the adoption of this update in the first quarter of 2013 will have a significant effect on its consolidated financial statements and related disclosures.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

September 30, 2012

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

NOTE C — EARNINGS PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock (“common shares”) outstanding.  Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants, and convertible securities.  All earnings per common share for the three-month and nine-month periods ended September 30, 2012, and 2011, have been adjusted for the 5% stock dividend paid on May 14, 2012, to shareholders of record as of April 30, 2012.

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2012	2011	2012	2011
Basic:
Numerator:
Net income	$1,111,642	$1,046,578	$11,521,781	$7,397,087

Denominator:
Basic - weighted average common shares outstanding	20,566,096	20,211,848	20,433,905	20,194,276

Basic EPS	$0.05	$0.05	$0.56	$0.37

Diluted:
Numerator:

Net income	$1,111,642	$1,046,578	$11,521,781	$7,397,087

Denominator:
Weighted average common shares outstanding	20,566,096	20,211,848	20,433,905	20,194,276
Effect of Dilutive Securities:
Stock options	312,881	300,913	381,276	317,785
	20,878,977	20,512,761	20,815,181	20,512,061

Diluted EPS	$0.05	$0.05	$0.55	$0.36

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED

September 30, 2012

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

NOTE E — INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.  In addition, the Company paid, during the first nine months of 2012, federal and various state estimated income taxes for tax year 2012, as well as various state income taxes for tax year 2011.

NOTE F — SHARE-BASED COMPENSATION

The Company accounts for share-based compensation awards and for unvested awards outstanding using the modified prospective application method.  Accordingly, we recognized the fair value of the share-based compensation awards as wages in the Consolidated Statements of Earnings on a straight-line basis over the vesting period.  We have recognized compensation expense, relative to share-based awards, in wages in the Consolidated Statements of Earnings of approximately $194,000 and $107,000, or approximately $0.01 per share, for the three months ended September 30, 2012, and 2011, respectively, and approximately $381,000 and $334,000, or approximately $0.02 per share, for the nine months ended September 30, 2012, and 2011, respectively.

As of September 30, 2012, there was approximately $1,309,000 of unrecognized compensation expense related to our two share-based compensation plans which the Company expects to recognize over a period of three years.

NOTE G — ENTRY INTO A DEFINITIVE AGREEMENT

On October 15, 2012, we disclosed that the Company entered into an agreement with Geospace Technologies to purchase 8,000 stations of 3-channel GSX wireless seismic recording equipment, along with all peripheral equipment, to be deployed in Canada.  The Company took delivery of substantially all of this equipment during October 2012.  This purchase was financed with a $7,000,000 36-month note payable to a commercial bank and approximately $7,200,000 in existing cash.

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

Forward Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this report regarding the Company’s strategies and plans for growth are forward-looking statements.  These forward-looking statements are often characterized by the terms “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” and other words and terms of similar meanings and do not reflect historical facts.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from such expectations are disclosed in the Company’s Securities and Exchange Commission filings, and include, but are not limited to, the dependence upon energy industry spending for seismic services, the unpredictable nature of forecasting weather, the potential for contract delay or cancellation, the potential for fluctuations in oil and natural gas prices, the availability of capital resources, and the current weak economic recovery which could adversely affect our revenues and cash flow if our customers, and/or potential customers, become unable to pay, or must delay payment of, amounts owing to the Company because such customers are not successful in generating revenues or are precluded from securing necessary financing.  The forward-looking statements contained herein reflect the current views of the Company’s management, and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements.

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

The Company is a leading provider of seismic data acquisition services throughout the continental United States and Canada.  We supply seismic data to companies engaged in the domestic exploration and development of oil and natural gas on land and in land-to-water transition areas. Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.  We operated nine seismic crews in the U.S. during the third quarter of 2012.  We operated an average of one and one-half crews in Canada during the third quarter.  Due to the seasonality of the Canadian market, the second and third quarters are usually weak quarters for activity in Canada, and we expect increasing levels of seismic activity in that region for the next two quarters starting with the fourth quarter of 2012.

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

Results of Operations

The Company’s business is subject to seasonal variations; thus the results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of a full year’s results.

Nine Months Ended September 30, 2012, Compared to Nine Months Ended September 30, 2011 (Unaudited)

Revenues.  Our revenues were $139,264,045 for the nine months ended September 30, 2012, compared to $111,476,221 for the same period of 2011, an increase of 24.9%.  This increase in revenues was attributable to continued improvement in the North American land seismic acquisition market, increased efficiencies of new wireless recording technology, and our record first quarter in 2012 in which we operated additional seismic crews in the U.S. and Canada.  We operated eight seismic crews in the U.S. during the first and second quarters, and added a ninth crew in the third quarter of 2012, as compared to seven seismic crews in the U.S. during the first quarter and eight crews in the second and third quarters of 2011.

Cost of services.  Our cost of services was $94,477,345 for the nine months ended September 30, 2012, compared to $77,938,081 for the same period of 2011, an increase of 21.2%.  This increase was primarily attributable to strong revenue growth during the first three quarters of 2012 and our fielding of two additional crews in the first quarter of 2012.  As a percentage of revenues, cost of services was 67.8% for the nine months ended September 30, 2012, compared to 69.9% for the same period of 2011.

Selling, general, and administrative expenses.  Selling, general, and administrative (“SG&A”) expenses were $6,484,735 for the nine months ended September 30, 2012, compared to $7,211,319 for the same period of 2011, a decrease of 10.1%.  This decrease was primarily attributable to $1,683,074 of transaction costs in 2011 related to a terminated merger transaction, partially offset by increased compensation costs for recent staff additions.  SG&A expense as a percentage of revenues was 4.7% for the nine months ended September 30, 2012, compared with 6.5% for the same period of 2011.

Depreciation and amortization expense.  Depreciation and amortization expense was $18,591,209 for the nine months ended September 30, 2012, compared to $14,209,566 for the same period of 2011, an increase of 30.8%.  This increase was primarily attributable to capital expenditures of approximately $41,000,000 for the nine months ended September 30, 2012.  Depreciation and amortization expense as a percentage of revenues was 13.3% for the nine months ended September 30, 2012, compared to 12.7% for the same period of 2011.

Income from operations.  Income from operations was $19,710,756 for the nine months ended September 30, 2012, compared to $12,117,255 for the same period of 2011.  The increase was attributable to an increase in revenues, partially offset by increases in cost of services and depreciation expenses discussed above. EBITDA increased $11,975,144 to $38,301,965 for the nine months ended September 30, 2012, from $26,326,821 for the same period of 2011, an increase of 45.5%.  This increase was a result of factors discussed above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $873,004 for the nine months ended September 30, 2012, compared to $575,191 for the same period of 2011, an increase of 51.8%.  This increase was primarily attributable to a five-year $7,701,800 note payable and a three-year $7,500,000 note payable from commercial banks to finance, in part, our recent purchases of seismic acquisition equipment.

Income tax expense.  Income tax expense was $7,315,971 for the nine months ended September 30, 2012, compared to $4,144,977 for the same period of 2011.  The effective tax rate was 38.8% for the nine months ended September 30, 2012, compared to an effective tax rate of 35.9% for the nine months ended September 30, 2011, See Note E of Notes to Financial Statements in Item 1.

Three Months Ended September 30, 2012, Compared to Three Months Ended September 30, 2011 (Unaudited)

Revenues.  Our revenues were $41,834,680 for the three months ended September 30, 2012, compared to $31,013,392 for the same period of 2011, an increase of 34.9% reflecting the continuing strength in the U.S. land seismic market.  We operated nine crews in the U.S. during the third quarter of 2012 compared with eight crews in the U.S. during the third quarter of 2011.  The Company’s Canadian operations did not contribute significantly to the overall results of this year’s or last year’s third quarter.

Cost of services.  Our cost of services was $30,918,343 for the three months ended September 30, 2012, compared to $21,718,157 for the same period of 2011, an increase of 42.4%. This increase was primarily attributable to increased revenues, our operation of additional seismic acquisition crews as discussed above, and increased costs associated with ramp-up costs for the Company’s Canadian operations.  As a percentage of revenues, cost of services was 73.9% for the three months ended September 30, 2012, compared to 70.0% for the same period of 2011.

Selling, general, and administrative expenses.  SG&A expenses were $2,134,408 for the three months ended September 30, 2012, compared to $2,437,866 for the same period of 2011, a decrease of 12.4%.  This decrease was primarily due to costs in 2011 associated with a terminated merger transaction.  SG&A expense as a percentage of revenues was 5.1% for the three months ended September 30, 2012, compared with 7.9% for the same period of 2011.

Depreciation and amortization expense.  Depreciation and amortization expense was $6,685,698 for the three months ended September 30, 2012, compared to $4,968,140 for the same period of 2011, an increase of 34.6%.  This increase was primarily attributable to additions of seismic recording equipment, vibration vehicles, and other equipment and vehicles.  Depreciation and amortization expense as a percentage of revenues was 16.0% for the three months ended September 30, 2012, and also for the same period of 2011.

Income from operations.  Income from operations was $2,096,231 for the three months ended September 30, 2012, compared to $1,889,229 for the same period of 2011.  This increase was primarily attributable to the significant increase in revenues, partially offset by increases in cost of services, and depreciation and amortization expenses discussed above.  EBITDA increased $1,924,560 to $8,781,929 for the three months ended September 30, 2012, from $6,857,369 for the same period of 2011, an increase of 28.1%.  This increase was a result of those factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $350,366 for the three months ended September 30, 2012, compared to $192,495 for the same period of 2011, an increase of 82.0%.  This increase was primarily attributable to a five-year $7,701,800 note payable and a three-year $7,500,000 note payable from commercial banks to finance, in part, our recent purchases of seismic acquisition equipment.

Income tax expense.  Income tax expense was $634,223 for the three months ended September 30, 2012, compared to $650,156 for the same period of 2011.  The effective tax rate was 36.3% for the three months ended September 30, 2012, compared to 38.3% for the same period of 2011.  See Note E of Notes to Financial Statements in Item 1.

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

The following table reconciles our EBITDA to our net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Net income	$1,111,642	$1,046,578	$11,521,781	$7,397,087
Depreciation and amortization	6,685,698	4,968,140	18,591,209	14,209,566
Interest expense	350,366	192,495	873,004	575,191
Income tax expense	634,223	650,156	7,315,971	4,144,977

EBITDA	8,781,929	$6,857,369	$38,301,965	$26,326,821

Liquidity and Capital Resources

Cash Flows

Cash flows from operating activities.

Net cash provided by operating activities was $36,565,396 for the nine months ended September 30, 2012, compared to $29,967,749 for the same period of 2011.  The $6,597,647 increase during the first nine months of 2012 from the same period of 2011 was primarily attributable to net income of $11,521,781 during the nine months ended September 30, 2012 compared to $7,397,087 for the same period of 2011, the timing of billings and revenue recognition, the collections of accounts receivable, the timing of receipt and payment of invoices, federal and state income taxes payable, depreciation and amortization, and the mix of contracts.

Working capital decreased $3,688,684 to $16,167,845 as of September 30, 2012, from the December 31, 2011 working capital of $19,856,529.  This decrease was primarily due to a decrease in cost and estimated earnings in excess of billings on uncompleted contracts of $2,967,596, an increase in trade accounts payable of $3,181,553, an increase in accrued liabilities of $1,707,876, an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $4,310,422, an increase in federal and state income taxes payable of $2,849,985, and an increase in current maturities of notes payable of $3,587,936, partially offset by an increase in cash of $5,735,882, and an increase in trade accounts receivable of $8,427,905.

Cash flows used in investing activities.

Net cash used in investing activities was $21,977,458 for the nine months ended September 30, 2012, and $13,911,543 for the nine months ended September 30, 2011.  This increase was due to an increase in capital expenditures of $9,528,889 and an increase in proceeds from the sale of property and equipment of $1,462,974.

Cash flows used in financing activities.

Net cash used in financing activities was $8,958,031 for the nine months ended September 30, 2012, and $7,303,709 for the nine months ended September 30, 2011.  The increase was due primarily to principal payments on notes payable and capital lease obligations.

Capital expenditures.

During the nine months ended September 30, 2012, the Company acquired $41,005,124 of vehicles and equipment, primarily to add to and replace similar vehicles and equipment, purchased new wireless GSR and GSX seismic recording equipment, and seven new vibration vehicles.  Cash of $23,673,444, a five-year $7,701,800 note payable, a three-year $7,500,000 note payable from commercial banks, and capital lease obligations from a vehicle leasing company of $2,129,880 were used to finance these acquisitions.  In addition, on October 15, 2012, we entered into an agreement with Geospace Technologies to purchase 8,000 stations of 3-channel GSX wireless seismic recording equipment, along with all peripheral equipment.  The Company took delivery of substantially all of this equipment during October 2012.  This purchase was financed with a $7,000,000 36-month note payable to a commercial bank and approximately $7,200,000 in existing cash, and is discussed in Note G of Notes to Financial Statements in Item 1.  Although we do not budget for our capital expenditures, we may purchase additional equipment during 2012 should the demand for our services increase.

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

The Company has a revolving credit agreement with a commercial bank.  The borrowing limit under the revolving line of credit agreement is $5,000,000 and was renewed on September 16, 2011, and again on September 16, 2012.  The revolving line of credit agreement will expire on September 16, 2013.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the revolving credit agreement is payable monthly at the greater of the prime rate of interest or five percent.  As of September 30, 2012, we had no borrowings outstanding under the revolving credit agreement.

At September 30, 2012, the Company had six outstanding notes payable to commercial banks for equipment purchases.  The notes have interest rates between 4.50% and 6.35%, are due in monthly installments between $50,170 and $223,437 including interest, have a total outstanding balance of $20,050,694, and are collateralized by equipment.

During the nine-month period ending September 30, 2012, the Company paid off three notes payable to an equipment finance company with interest between 5.33% and 6.00% and monthly payments between $23,740 and $61,667.  These notes were collateralized by equipment.

The Company had, at September 30, 2012, three outstanding notes payable to finance companies for corporate insurance.  The notes have interest rates between 4.95% and 5.56%, and are due in monthly installments between $17,414 and $302,892 including interest, and have a total outstanding balance of $1,292,244.

Contractual Obligations

We believe that our capital resources, including cash generated from operations and short-term borrowings from commercial banks and equipment lenders, will be adequate to meet our current operational needs.  We believe that we will be able to finance our 2012 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our line of credit loan agreement.  However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance which is subject to the risks inherent in our business, and will also depend on the extent to which the current weak economic recovery adversely affects the ability of our customers, and/or potential customers, to pay promptly amounts owing to the Company under their service contracts with us.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the first nine months of 2012.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and in Note A to this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change from the information provided in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2011, which is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains controls and procedures to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission and to process, summarize, and disclose this information within the time periods specified in the rules of the Securities and Exchange Commission.  Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize, and report information required to be included in reports filed or submitted under the Exchange Act within the required time period.  There were no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES — None.

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

3.2	Bylaws, as amended and restated March 25, 2009, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 31, 2009, and incorporated herein by reference.

*10.1	Fourth Amendment to Amended and Restated Loan and Security Agreement with Sovereign Bank by and between TGC Industries, Inc. and Sovereign Bank, dated January 26, 2012.

*10.2	Fifth Amendment to Amended and Restated Loan and Security Agreement with Sovereign Bank by and between TGC Industries, Inc. and Sovereign Bank, dated September 16, 2012.

*31.1	Certification of Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

TGC INDUSTRIES, INC.

Date: November 9, 2012	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	/s/ James K. Brata
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

3.2	Bylaws, as amended and restated March 25, 2009, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 31, 2009, and incorporated herein by reference.

*10.1	Fourth Amendment to Amended and Restated Loan and Security Agreement with Sovereign Bank by and between TGC Industries, Inc. and Sovereign Bank, dated January 26, 2012.

*10.2	Fifth Amendment to Amended and Restated Loan and Security Agreement with Sovereign Bank by and between TGC Industries, Inc. and Sovereign Bank, dated September 16, 2012.

*31.1	Certification of Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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