Form 10-K/A
period 2011-12-31
TGC INDUSTRIES INC
filed 2013-03-15
CIK 799165

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

Documents incorporated by reference

None

Explanatory Note about the Report

This Amendment No. 1 on Form 10-K/A is being filed with regard to the Annual Report for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 15, 2012 for the purposes of: (i) amending and restating Part I, Item 1. “Business” to modify “Customers and Consultants”; (ii) amending and restating Part I, Item 1A. “Risk Factors” to delete two risk factors — “We are dependent upon significant customers” and “We are dependent upon significant suppliers”; (iii) amending and restating Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” to modify “Results of Operations — Year Ended December 31, 2011, Compared to Year Ended December 31, 2010 — Revenues” and “Cost of services” and “Year Ended December 31, 2010, Compared to Year Ended December 31, 2009 — Cost of services” and “Critical Accounting Policies — Seismic Surveys”; (iv) amending and restating Part II, Item 8. “Financial Statements and Supplementary Data” to add the Report of Independent Registered Public Accounting Firm dated March 13, 2012 regarding the audit of the Company’s internal control over financial reporting as of December 31, 2011, to modify Note B “Summary of Significant Accounting Policies — Revenue Recognition — Seismic Surveys” and to modify Note L “Contingencies;” and (v) amending and restating Part IV, Item 15. “Exhibits and Financial Statement Schedules” to contain currently dated consent of our independent registered public accountants and currently dated certifications from our Chief Executive Officer and Chief Financial Officer.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K and does not modify or update the disclosure therein other than as required to reflect the amendments described above and set forth below; therefore, this Form 10-K/A should be read in conjunction with the Company’s original Form 10-K for the year ended December 31, 2011.  In addition, the filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement made therein not misleading.

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

During 2011, our largest customer accounted for approximately 17% of revenues.  During 2010, our largest customer accounted for approximately 15% of revenues.  During 2009, our largest customer accounted for approximately 31% of revenues. At December 31, 2011 and December 31, 2010, our backlog was approximately $118 million and $62 million, respectively, all of which we anticipated filling during fiscal year 2012 and 2011, respectively.  Due to our backlog, we would not expect the loss of any single customer to have a material adverse effect on our operations.

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

Part II

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

Results of Operations

Year Ended December 31, 2011, Compared to Year Ended December 31, 2010

Revenues.  Our revenues were $151,028,582 for the year ended December 31, 2011, compared to $108,318,801 for the same period of 2010, an increase of 39.4%.  Approximately 37% of the increase in revenues was attributable to continued improvement in the North American land seismic acquisition market and increased efficiencies of new wireless recording technology, and approximately 63% of the increase in revenues was attributable to our operation of additional seismic crews.  We operated seven seismic crews in the U.S. during the first quarter, added an eighth crew in the second quarter, and continued operating eight crews during the third and fourth quarters of 2011, as compared to six seismic crews during each of the first three quarters and seven crews in the fourth quarter of 2010.  We operated six seismic crews in Canada during the first quarter, two crews during the second and third quarters, and four crews during the fourth quarter of 2011, as compared to five seismic crews during the first quarter, no crews during the second quarter, two crews during the third quarter and four crews in the fourth quarter of 2010.

Cost of services.  Our cost of services was $104,022,944 for the year ended December 31, 2011, compared to $85,932,862 for the same period of 2010, an increase of 21.1%.  Virtually all of this increase was attributable to strong revenue growth during 2011, our operation of seven seismic crews, the addition during the second quarter of 2011 of our eighth seismic crew, and the continued operation of eight crews during the third and fourth quarters of 2011, as compared to six seismic crews in the U.S. during each of the first three quarters and seven seismic crews in the fourth quarter of 2010. We operated six seismic crews in Canada during the first quarter, two crews during the second and third quarters, and four crews during the fourth quarter of 2011, as compared to five seismic crews during the first quarter, no crews during the second quarter, two crews during the third quarter and four crews in the fourth quarter of 2010.  Approximately 19% of the increase was offset by increased efficiencies of new wireless recording technology and a decrease in higher cost shot-hole contracts.  As a percentage of revenues, cost of services was 68.9% for the year ended December 31, 2011, compared to 79.3% for the same period of 2010.

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

Cost of services.  Our cost of services was $85,932,862 for the year ended December 31, 2010, compared to $65,379,612 for the same period of 2009, an increase of 31.4%.  Virtually all of this increase was due to the inclusion of Canadian operations that were purchased in October 2009.  Other factors include the increase in revenues for the year ended December 31, 2010, as explained above, compared to the same period of 2009, and lower margins in the U.S. resulting from depressed demand and a more competitive pricing environment (especially in the first half of 2010).  As a percentage of revenues, cost of services was 79.3% for the year ended December 31, 2010, compared to 72.3% for the same period of 2009.

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

Revenue Recognition

Seismic Surveys

The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers.  A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party upon 30 days’ advance written notice, is entered into for every project.  These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project.  The duration of these projects will vary from a few days to several months.  The Company recognizes revenue when services are performed under both types of agreements.  Services are defined as the commencement of data acquisition which is the physical act of laying out seismic equipment or recording contractually determined data points.  Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement.  TGC recognizes revenue on turnkey agreements as services are performed on a per unit of seismic data acquired rate based on the number of data points per square mile obtained as compared to the number of square miles set forth in the agreement.  Eagle Canada recognizes revenue on turnkey agreements as services are performed on a per unit of seismic data laid-out rate, which is standard industry practice in Canada based on the number of receiver lines laid out as compared to the estimated total lines to be laid out for the project pursuant to the agreement. Under term agreements, revenue is recognized, by both TGC and Eagle Canada, as services are performed based on the time worked rate provided in the term agreement.  Under both turnkey and term agreements, cost of earned revenue is recognized by multiplying total estimated agreement cost by the percentage-of-completion of the agreement.  The excess of that amount over the cost of earned revenue reported in prior periods is recognized as cost of earned revenue for the period.  Agreements are not segmented nor combined for purposes of calculating percentage of completion.  The asset “Cost and estimated earnings in excess of billings on uncompleted contracts” represents cost incurred on turnkey agreements in excess of billings on those agreements.  The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of cost on those agreements.  Claims have been negligible in the years ended December 31, 2011, 2010, and 2009.

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

/s/ LANE GORMAN TRUBITT, PLLC

Dallas, Texas
March 13, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

TGC Industries, Inc. and Subsidiary

We have audited the TGC Industries, Inc. and Subsidiary’s (“the Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinion.

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

In our opinion, TGC Industries, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TGC Industries, Inc. and Subsidiary as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of TGC Industries, Inc. and Subsidiary and our report dated March 13, 2012 expressed an unqualified opinion thereon.

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

Revenue Recognition

Seismic Surveys

The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers.  A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party upon 30 days’ advance written notice, is entered into for every project.  These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project.  The duration of these projects will vary from a few days to several months.  The Company recognizes revenue when services are performed under both types of agreements.  Services are defined as the commencement of data acquisition which is the physical act of laying out seismic equipment or recording contractually determined data points.  Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement.  TGC recognizes revenue on turnkey agreements, as services are performed on a per unit of seismic data acquired rate based on the number of data points per square mile obtained as compared to the number of square miles set forth in the agreement.  Eagle Canada recognizes revenue on turnkey agreements as services are performed on a per unit of seismic data laid-out rate, which is standard industry practice in Canada based on the number of receiver lines laid out as compared to the estimated total lines to be laid out for the project pursuant to the agreement. Under term agreements, revenue is recognized, by both TGC and Eagle Canada, as services are performed based on the time

TGC Industries, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE L - CONTINGENCIES

In conducting its activities, the Company from time to time is the subject of various claims arising from the ordinary course of business.  In the opinion of management, it is remote that these claims will be material, including to the Company’s results of operations and liquidity.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

TGC INDUSTRIES, INC.

Date: March 15, 2013	By:	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2013	By:	/s/ James K. Brata
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

+10.7	2006 Stock Awards Plan, dated March 30, 2006, filed as Exhibit A to the Company’s definitive proxy statement on Form DEFR 14A dated April 25, 2006, and incorporated herein by reference.

+10.8	Amendment to the 2006 Stock Awards Plan dated April 12, 2010, included in the Company’s Definitive Proxy Statement filed on April 23, 2010, and incorporated herein by reference.

21.1	Subsidiaries of the Registrant filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.

*23.1	Consent of Lane Gorman Trubitt, PLLC, independent registered public accountants to incorporation of report by reference.

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Management contract on compensatory plan, contract, or arrangement.