Form 10-K
period 2012-12-31
TGC INDUSTRIES INC
filed 2013-03-15
CIK 799165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $140,940,825

Number of shares of Common Stock outstanding as of March 1, 2013:  20,676,047

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

Proxy statement for the 2013 annual meeting of shareholders — Part III

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

History

In April of 1980, Supreme Industries, Inc. (“Supreme”), formerly ESI Industries, Inc., formed a wholly-owned subsidiary, Tidelands Geophysical Co., Inc. (“Tidelands”) that acquired certain equipment, instruments, and related supplies from a Houston-based corporation that was engaged in the business of conducting seismic, gravity, and magnetic surveys under contracts for oil and natural gas companies.  On June 30, 1986, the Boards of Directors of Supreme and Tidelands approved a spin-off of substantially all of the shares of Tidelands owned by Supreme which were distributed as a stock dividend to Supreme’s security holders.  In July of 1986, our name was changed from “Tidelands Geophysical Co., Inc.” to “TGC Industries, Inc.” (“TGC”).  On October 19, 2009, we disclosed our entry into an agreement regarding the acquisition of the stock of Eagle Canada, Inc. (“Eagle Canada”), a Delaware corporation.  Eagle Canada was a wholly-owned subsidiary of Eagle Geophysical, Inc. and Eagle Geophysical Onshore, Inc. (the “Debtors”) which were debtors in a Chapter 11 bankruptcy proceeding in Houston, Texas.  Eagle Canada is in the business of providing seismic data and surveying services to the Canadian energy industry and has its principal place of business located in Calgary, Alberta, Canada.  By Order dated October 14, 2009, the Bankruptcy Court approved the sale of the Eagle Canada stock by the Debtors to TGC and authorized the Debtors to enter into a stock purchase agreement with TGC.  In accordance with the terms of the stock purchase agreement, the sale transaction closed on October 16, 2009, with TGC acquiring the Eagle Canada stock for a total purchase price of approximately $10.3 million paid from existing cash.

We are a leading provider of seismic data acquisition services throughout the continental United States and Canada.  As of December 31, 2012, we operated 14 seismic crews consisting of nine crews in the U.S. and five crews in Canada.  These seismic crews supply seismic data primarily to companies engaged in the exploration and development of oil and natural gas on land and in land-to-water transition areas.  Eagle Canada’s seismic acquisition services are also used by the potash mining industry in Canada, and Eagle Canada has particular expertise through its heliportable capabilities.  Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.

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

Currently, the seismic data acquisition industry is made up of a number of companies divided into two groups. The first group is made up of four publicly-traded companies with long operating histories that field numerous crews and work in a number of different regions and terrain.  This group includes us, Dawson Geophysical Company, Geokinetics, Inc., and CGG-Veritas.  These companies field approximately 50% of the  seismic crews currently operating in the continental U.S. and Canada.  The second group is made up of smaller companies which generally run one or two seismic crews and often specialize in specific regions or types of operations.

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

Equipment and Crews

During 2010, 2011 and 2012, an increase in the demand for seismic services allowed for an expansion of the Company’s crew count from six crews at December 31, 2009 to 11 crews at December 31, 2010, to 12 crews at December 31, 2011, and to 14 crews at December 31, 2012.

In June of 2010, the Company acquired a new 3,000 channel OYO Geospace Seismic Recording System (“GSR System”).  This new GSR System uses cable-free/radio-free autonomous nodal data recorders which have a built-in GPS and disciplined clock. The GSR System provides for up to 30 days of continuous data recording.  This system is fully compatible with our current ARAM recording equipment. In addition, our crews continue to utilize the state-of-the-art ARAM ARIES recording systems.  These systems employ cable telemetry technology enhanced by multiple baseline and redundant cable connections that provide seismic data acquisition services with increased reliability.  In January of 2011, the Company acquired its second new 3,000 channel GSR system financed by a note payable with a commercial lender, and in April of 2011 the Company purchased an additional 2,500 channels with existing cash that were added to this system.  In May of 2011, the Company purchased five new INOVA vibration vehicles with existing cash.  In July of 2011, the Company acquired its third new GSR system financed by a note payable with a commercial bank.  The third GSR system contains 5,000 channels.  In September of 2011 we purchased with existing cash an additional 5,000 channels of ARAM equipment to supplement existing ARAM systems.  In October of 2011 the Company purchased two new INOVA vibration vehicles with existing cash.  In November of 2011 the Company purchased an additional 3,000 channels of GSR equipment with existing cash.   In January of 2012 we purchased an additional 14,200 channels of GSR equipment financed by existing cash and a note payable with a commercial bank.  In April of 2012 the Company purchased seven new INOVA vibration vehicles with existing cash.  Also in April of 2012 the Company purchased 13,000 channels of GSR equipment financed partially with existing cash and partially by a note payable with a commercial bank.  In October of 2012 we purchased 8,000 stations of 3-channel GSX wireless recording system, along with all peripheral equipment.  GSX wireless recording systems are the most current GSR wireless recording systems available.  The purchase of the OYO Geospace GSX recording system equipment was financed partially with existing cash and partially by a note payable with a commercial bank.

We currently own equipment for 16 land-based seismic data acquisition crews and 73 vibration vehicles.  Each crew consists of approximately 40 to 80 technicians with associated vehicles, geophones, a seismic recording system, energy sources, cables, and a variety of other equipment. Each ARAM crew has one central recording vehicle which captures seismic data. The GSR and GSX crews utilize a recorder to manage the data acquisition while the individual system captures and holds the data until they are placed in the Data Transfer Module.  The data is then transferred to a CD ROM or data tape which is delivered to a data processing center selected by the customer.

Capital Expenditures

We believe that it is essential to take advantage of advances in seismic technology and to commit capital to purchase and update our equipment cost-effectively. Purchasing and updating seismic equipment and technology involves a commitment to capital spending.  As a result, during the year ended December 31, 2012 capital expenditures of approximately $57,108,000 were used to acquire, maintain, and replace seismic equipment and vehicles. Major purchases in 2012 included our fourth GSR System with 7,200 channels, our fifth GSR System with 7,000 channels, our sixth GSR System with 13,000 channels, some of which were added to existing systems, an 8,000 station 3-channel GSX wireless recording system, and seven new INOVA vibration vehicles.  During the year ended December 31, 2011 capital expenditures of approximately $30,730,000 were used to acquire, maintain, and replace seismic equipment and vehicles. Major purchases in 2011 included our second GSR System with 3,000 channels to which we added an additional 2,500 channels, our third GSR System with 5,000 channels, an additional 3,000 GSR System channels which were added to existing systems, 5,000 additional ARAM channels, and seven new INOVA vibration vehicles.  During the year ended December 31, 2010 capital expenditures of approximately $15,226,000 were used to acquire, maintain, and replace seismic equipment and vehicles.  Major purchases in 2010 included a new 3,000 channel GSR System, approximately 5,000 additional GSR System channels and 8,500 additional ARAM channels.  These major investments should continue to bring us the benefits of these new technologies and allow us to be in a cash building mode in 2013.

Customers

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

During 2012, our largest customer accounted for approximately 16% of revenues.  During 2011, our largest customer accounted for approximately 17% of revenues.  During 2010, our largest customer accounted for approximately 15% of revenues.  At December 31, 2012 and December 31, 2011, our backlog was approximately $81 million and $118 million, respectively, all of which we anticipate filling during fiscal years 2013 and 2012, respectively.  Due to our backlog, we would not expect the loss of any single customer to have a material adverse effect on our operations.

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

Employees

As of December 31, 2012, we employed a total of 1,052 full-time (non-union) employees, of which 31 consisted of management, sales, and administrative personnel with the remainder being crew and crew support personnel.  We believe our relationship with our employees to be satisfactory.

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

We do not carry insurance against certain risks that we could experience such as business interruption resulting from equipment maintenance or weather delays. We obtain insurance against certain property and personal casualty risks and other risks when such insurance is available and when our management considers it advisable to do so. Currently, our insurance coverage consists of employers’ liability with limits of $1,000,000 per accident and $2,000,000 in the aggregate, commercial general liability of $1,000,000 per accident and $2,000,000 in the aggregate, pollution liability of $1,000,000 per accident and $2,000,000 in the aggregate, and automobile liability with a $1,000,000 combined single limit, and a $20,000,000 umbrella policy. Our general service agreements require us to have specific amounts of insurance.  Management feels that the Company’s insurance coverage is adequate.  There can be no assurance, however, that any insurance obtained by us will be adequate to cover any losses or liabilities, or that this insurance will continue to be available or available on terms which are acceptable to us. Liabilities for which we are not insured, or which exceed the policy limits of our applicable insurance, could have a material adverse effect on us.

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

Company Risks

We may incur losses.

We reported net income of approximately $15,672,000 for the year ended December 31, 2012, compared to $10,833,000 for the year ended December 31, 2011, and a net loss of approximately $1,223,000 for the year ended December 31, 2010.  We also reported net income for the years ended December 31, 2009, 2008, and 2007.  Our ability to be profitable in the future will depend on many factors beyond our control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Our revenues, operating results, and profitability may fluctuate from period to period. These fluctuations are attributable to the level of new business in a particular period, the timing of the initiation, progress, or cancellation of significant projects, higher revenues and expenses on our dynamite contracts, and costs we incur to train new crews we may add in the future to meet increased customer demand. Fluctuations in our operating results may also be affected by other factors that are outside of our control such as permit delays, weather delays, and crew productivity. Oil and natural gas prices continued to be volatile during the year ended December 31, 2012, and have resulted in demand fluctuations for our services. There can be no assurance of future oil and gas price levels or stability.  The demand for our services will be adversely affected by a significant reduction in oil and natural gas prices and by climate change legislation or material changes to U.S. energy policy.  Since our business has high fixed costs, the negative effect of one or more of these factors could trigger wide variations in our operating revenues, EBITDA margin, and profitability from quarter to quarter, which factors render quarter-to-quarter comparisons unreliable as an indicator of performance.  Due to the factors discussed above, you should not expect sequential growth in our quarterly revenues and profitability.

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

Our President and Chief Executive Officer, the President, Vice President of Operations, and the Operations Manager of Eagle Canada, and a salesman, are subject to employment agreements and non-competition agreements.  Members of our management team who are not subject to employment or non-competition agreements could leave upon little or no notice, which could have a material adverse effect on our management’s ability to continue operations at the same level of effectiveness. Additionally, the lack of non-competition agreements would allow these members of our management team to immediately begin working for one of our competitors upon the termination of their relationship with us. This could have a negative impact on our strategic plan and our relationships with customers.

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

Certain assets that are critical to our operations, including eight vibration vehicles, a 5,000 channel OYO Geospace GSR recording system, acquired in 2010, a 5,000 channel GSR system, acquired in 2011, an additional 7,200 channels of GSR equipment acquired in 2012, two GSR Systems with a total of 13,000 channels acquired in 2012, and an 8,000 station GSX system acquired in 2012 are pledged as collateral to our equipment lenders and commercial banks and could be subject to foreclosure in the event that we default on our indebtedness having 36 to 57 month terms.  We currently have debt obligations covering the purchase of this equipment that require monthly payments between approximately $50,000 and $223,000.  These debt obligations mature at various dates ranging from February of 2013 to January of 2017.  Any decline in our operations could inhibit our ability to make these substantial monthly payments. In view of the short terms of these notes, a failure to make the monthly payments on these notes could cause our lenders to foreclose quickly on the assets securing these notes.  The foreclosure on certain of our core assets securing these notes could severely limit our ability to continue operations.

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

If we are unable to maintain adequate internal controls in accordance with Section 404, as such standards are amended, supplemented, or modified from time to time, we may not be able to ensure that we have effective internal controls over financial reporting on an ongoing basis in accordance with Section 404.  Failure to achieve and maintain effective internal controls could have a material adverse effect on our stock price.  In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing, and/or require additional expenditures to comply with these requirements, each of which could negatively impact our business, profitability, and financial condition.

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

Our stock price is subject to significant volatility. Overall market conditions, including a decline in oil and natural gas prices and other risks and uncertainties described in this “Risk Factors” section and elsewhere in this Form 10-K, could cause the market price of our common stock to fall. The high and low sales prices of our common stock for the year ended December 31, 2012, were $11.55 and $5.96, respectively.

Our common stock is listed on the NASDAQ Stock Market LLC under the symbol “TGE.” However, daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities.  For example, during 2012 our daily trading volume was as low as 13,176 shares.  It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.

Our officers and directors own a large percentage of our common stock, and they may exercise control over our business and affairs.

Our officers and directors as a group beneficially own approximately 29% of our common stock.  As a result, they will continue to be able to exercise significant influence, and in most cases control, over matters requiring shareholder approval, including the election of directors, changes to our charter documents, and significant corporate transactions.  This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business.  The continued concentrated ownership of our common stock will make it difficult for another company to acquire us and for you to receive any related takeover premium for your shares (unless the controlling group approves the acquisition).

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

We paid our first cash dividend in 2012 but may not pay cash dividends on our common stock in the foreseeable future, and therefore only appreciation of the price of our common stock may provide a return to our shareholders.

We paid our first cash dividend in December 2012 but may not pay cash dividends on our common stock in the foreseeable future.  While there are currently no restrictions prohibiting us from paying dividends to our shareholders, it is at the discretion of the board of directors whether the Company pays any cash dividends on our common stock in the foreseeable future and will depend on our financial condition, results of operations, capital and legal requirements, and other factors deemed relevant by our board of directors. Earnings, if any, are expected to be retained to fund our future operations.  On May 14, 2012 and May 14, 2010, the Company paid 5% stock dividends to its shareholders.  No stock dividends were declared or paid in 2011.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. DESCRIPTION OF PROPERTY.

Our Houston sales office is in a 1,711-square foot facility.  The monthly rent is currently $3,279.  Our corporate office in Plano, Texas was increased from 8,523 square feet to 10,137 square feet of office space in March of 2012.  The monthly rent is currently $14,784.  We lease an 800-square foot facility in Oklahoma City, Oklahoma, as a sales office on a month-to-month basis and the current monthly rent is $665.  We lease a 400-square foot facility in Pratt, Kansas, as a permit office on a month-to-month basis and the current monthly rent is $500.  In October 2012, we expanded our Denison, Texas repair warehouse facility with the addition of a third 10,000-square foot building.  The Denison, Texas, facility consists of one 5,000-square foot building, three 10,000-square foot adjacent buildings, and an outdoor storage area of approximately 60,500 square feet.  The monthly rent is currently $16,547.  We lease a 915-square foot office facility in Midland, Texas, as a sales office with a monthly rent of $915.  Upon the acquisition of Eagle Canada, we assumed a lease for 3,030 square feet of office space located in Calgary, Alberta.  The monthly rent is currently $12,817.  In addition, Eagle Canada leases a 10,088-square foot facility, also located in Calgary, Alberta, that is used as a shop and warehouse.  The monthly rent is currently $8,041.  In April of 2012, we leased a storage and parking area adjacent to the Eagle Canada shop and warehouse.  The monthly rent is currently $5,126.  The Company is not responsible for insuring these facilities.  The conditions of these facilities are good, and we believe that these properties are suitable and adequate for our foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a defendant in various legal actions that arose or may arise out of the normal course of business.  In our opinion, none of these actions have or will result in any significant loss to us.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

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

The following table shows the high and low sales prices reported for our common stock on NASDAQ during 2012 and 2011.  On December 27, 2012 the Company paid its first cash dividend of $0.15 per common share to shareholders of record at the close of business on December 17, 2012.  On May 14, 2012 the Company paid 5% stock dividends to shareholders of record at the close of business on April 30, 2012.  No cash or stock dividends were declared or paid in 2011.  All prior share and per share amounts have been restated to reflect the stock dividends.

	2012		2011
	High	Low	High	Low

1st quarter	$10.83	$7.09	$7.92	$3.66
2nd quarter	11.55	8.69	8.23	5.64
3rd quarter	10.46	5.96	7.65	4.35
4th quarter	8.39	6.46	8.58	4.11

The number of shareholders of record of TGE’s common stock as of March 1, 2013, was 160.  Due to the number of shares held in nominee or street name, we believe that there are a significantly greater number of beneficial owners of our common stock.  As of such date, CEDE & CO. held 16,904,784 shares in street name.  On March 1, 2013, our common stock was quoted at a closing sales price of $9.81

Performance Graph

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

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data.” A cash dividend of $0.15 per common share was declared and paid in December, 2012. No cash dividends were declared in any of the remaining four years shown below:

	Year Ended December, 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Statement of Income Data:

Revenues	$196,317	$151,029	$108,319	$90,432	$86,770

Net income (loss)	$15,672	$10,833	$(1,223)	$1,880	$6,898

Net Income (loss) per common share - basic	$0.76	$0.54	$(0.06)	$0.09	$0.34

Net Income (loss) per common share - diluted	$0.75	$0.53	$(0.06)	$0.09	$0.34

Weighted average number of common Shares outstanding - basic	20,489	20,206	20,162	20,154	20,132

Weighted average number of common Shares outstanding - diluted	20,856	20,522	20,162	20,224	20,217

Total assets	$142,028	$99,881	$87,615	$86,050	$85,091

Long-term debt, less current maturities	$16,298	$6,956	$6,021	$6,507	$11,452

Shareholders’ equity	$77,986	$63,720	$52,863	$52,695	$50,427

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

Executive Overview

The Company is a leading provider of seismic data acquisition services throughout the continental United States and Canada.  We added a crew after December 31, 2012, increasing the number of seismic crews to 15.  These seismic crews supply seismic data to companies engaged in the exploration and development of oil and natural gas on land and in land-to-water transition areas. Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.

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

Currently, the seismic data acquisition industry is made up of a number of companies divided into two groups. The first group is made up of four publicly-traded companies with long operating histories which field numerous crews and work in a number of different regions and terrain.  This group includes us, Dawson Geophysical Company, Geokinetics, Inc. and CGG-Veritas. These companies field approximately 50% of the seismic crews currently operating in the continental U.S. and Canada.  The second group is made up of smaller companies who generally run one or two seismic crews and often specialize in specific regions or types of operation.

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

Results of Operations

Year Ended December 31, 2012, Compared to Year Ended December 31, 2011

Revenues.  Our revenues were $196,317,215 for the year ended December 31, 2012, compared to $151,028,582  for the same period of 2011, an increase of 30.0%.  Approximately 74% of the increase in revenues was attributable to continued improvement in the North American land seismic acquisition market and increased efficiencies of new wireless recording technology, and approximately 26% of the increase in revenues was attributable to our operation of additional seismic crews.  We operated eight seismic crews in the U.S. during the first and second quarters, added a ninth crew in the third quarter, and continued operating nine crews during the fourth quarter of 2012, as compared to seven seismic crews in the U.S. during the first quarter, the addition of an eighth crew in the second quarter, and the continued operating eight crews during the third and fourth quarters of 2011.  We operated seven seismic crews in Canada during the first quarter, two crews during the second quarter, the equivalent of 1.5 crews during the third quarter, and five crews during the fourth quarter of 2012, as compared to  six seismic crews during the first quarter, two crews during the second and third quarters, and four crews during the fourth quarter of 2011.

Cost of services.  Our cost of services was $135,279,937 for the year ended December 31, 2012, compared to $104,022,944 for the same period of 2011, an increase of 30.0%.  Virtually all of this increase was attributable to strong revenue growth during 2012.  As a percentage of revenues, cost of services was 68.9% for both the year ended December 31, 2012 and the year ended December 31, 2011.

Selling, general, and administrative expenses.  SG&A expenses were $8,755,270 for the year ended December 31, 2012, compared to $9,626,679 for the same period of 2011, a decrease of 9.0%.  This decrease was primarily attributable to $2,117,950 of transaction costs incurred in 2011 related to terminated merger discussions, partially offset by increased compensation costs and recent staff additions to handle increased business activity.  SG&A expense as a percentage of revenues was 4.5% for the year ended December 31, 2012, and 6.4% for the year ended December 31, 2011.

Depreciation and amortization expense.  Depreciation and amortization expense was $25,502,597 for the year ended December 31, 2012, compared to $19,214,069 for the same period of 2011, an increase of 32.7%.  This increase was primarily attributable to capital expenditures of approximately $57,108,000 for the 12 months ended December 31, 2012.  Depreciation and amortization expense as a percentage of revenues was 13.0% for the year ended December 31, 2012, compared to 12.7% for the same period of 2011.

Income from operations.  Income from operations was $26,779,411 for the year ended December 31, 2012, compared to $18,164,890 for the same period of 2011.  The increase was attributable to an increase in revenues, partially offset by increases in cost of services and depreciation expenses discussed above.  EBITDA increased $14,903,049 to $52,282,008 for the 12 months ended December 31, 2012, from $37,378,959 for the same period of 2011, an increase of 39.9%.  This increase was primarily a result of a $4,838,664 increase in net income, a $6,288,528 increase in depreciation, and a $3,337,828 increase in income tax expense.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $1,222,454 for the year ended December 31, 2012, compared to $784,425 for the same period of 2011, an increase of 55.8%.  This increase was primarily attributable to additional debt of $22,202,000 incurred for the purchase of additional GSR and GSX systems, channels, and other seismic equipment and vehicles.  The increase was partially offset by our continuing principal payments of $11,338,000 on notes payable and capital lease obligations.

Income tax expense.  Income tax expense was $9,885,078 for the year ended December 31, 2012, compared to $6,547,250 for the same period of 2011.  This increase was attributable to the increase in pre-tax income in 2012 as compared to 2011.  Income tax expense for the year ended December 31, 2012 reflects the impact of state taxes, net of federal benefit, and permanent tax differences, including share based compensation.  See Note H of Notes to Financial Statements.

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

Cost of services.  Our cost of services was $104,022,944 for the year ended December 31, 2011, compared to $85,932,862 for the same period of 2010, an increase of 21.1%.  Virtually all of this increase was attributable to strong revenue growth during 2011. Approximately 19% of the increase was offset by increased efficiencies of new wireless recording technology and a decrease in higher cost shot-hole contracts.  As a percentage of revenues, cost of services was 68.9% for the year ended December 31, 2011, compared to 79.3% for the same period of 2010.

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

Income tax expense.  Income tax expense was $6,547,250 for the year ended December 31, 2011, compared to $579,900 for the same period of 2010.  This increase was primarily attributable to the substantial increase in pre-tax income in 2011 as compared to a pre-tax loss in 2010.  Income tax expense for the year ended December 31, 2010 reflects the impact of state taxes, net of federal benefit, and permanent tax differences, including share based compensation.  See Note H of Notes to Financial Statements.

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

The following table reconciles our EBITDA to our net income:

	Year Ended
	December 31,
	2012	2011	2010

Net income (loss)	$15,671,879	$10,833,215	$(1,222,682)
Depreciation and amortization expense	25,502,597	19,214,069	15,343,804
Interest expense	1,222,454	784,425	790,417
Income tax expense	9,885,078	6,547,250	579,900
EBITDA	$52,282,008	$37,378,959	$15,491,439

Liquidity and Capital Resources

Liquidity

Cash flows from operating activities.

Net cash provided by operating activities was $39,283,062 for the year ended December 31, 2012, compared to $34,174,167 for the same period of 2011.  The $5,108,895 increase was principally attributable to an increase in net income of $4,838,664 in 2012. The timing of billings and revenue recognition, the collections of accounts receivable, the timing of receipt and payment of invoices, federal and state income taxes payable, depreciation and amortization, and the mix of contracts account for the remainder of the increase.

Working capital decreased $7,640,436 to $12,216,093 as of December 31, 2012, from the December 31, 2011, working capital of $19,856,529.  This decrease was due primarily to a decrease in cash and cash equivalents of $7,131,315, increases of $4,424,146 in trade accounts payable, $2,945,945 in accrued liabilities, $2,819,594 in billings in excess of costs and estimated earnings on uncompleted contracts, $2,552,247 in federal and state income taxes payable, and $4,812,766 in current maturities of notes payable, partially offset by increases in trade accounts receivable of $16,289,735 and in costs and estimated earnings in excess of billings on uncompleted contracts of $1,162,465.

Cash flows used in investing activities.

Net cash used in investing activities was $30,265,696 for the year ended December 31, 2012, and $21,270,845 for the year ended December 31, 2011.  This $8,994,851 increase was due to an increase in capital expenditures of $9,958,915 offset by an increase in proceeds from the sale of property and equipment of $964,064.

Cash flows used in financing activities.

Net cash used in financing activities was $16,140,906 for the year ended December 31, 2012, and $10,172,831 for the year ended December 31, 2011.  The $5,968,075 increase was due primarily to an increase in principal payments on notes payable of $2,331,996 and the payment of cash dividends of $3,099,014.

Capital expenditures.

During the year ended December 31, 2012, capital expenditures of $57,107,732 were used to acquire seismic equipment and vehicles, replace similar equipment and vehicles, and to purchase our fourth and fifth GSR systems consisting of a total of 14,200 channels and related equipment, our sixth GSR system with 13,000 channels, our first next-generation 3-channel GSX system with 8,000 stations, and seven new INOVA vibration vehicles.  Cash of $31,970,418, notes of $22,201,800 from a commercial bank, and capital lease obligations from a vehicle leasing company of $2,935,514 were used to finance these acquisitions.  This major investment should continue to bring us the benefits of these new technologies and allow us to be in a cash building mode in 2013.  We may, however, purchase additional equipment during 2013 as the demand for our services warrants.

Capital Resources

Historically, we have relied on cash generated from operations, short-term borrowings from commercial banks and equipment lenders, and loans from directors to fund our working capital requirements and capital expenditures.

The Company has a revolving line of credit agreement with a commercial bank.  The borrowing limit under the revolving line of credit agreement is $5,000,000 and was renewed on September 16, 2011, and again on September 16, 2012.  The revolving line of credit agreement does not expire until September 16, 2013.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the line of credit loan agreement is payable monthly at the greater of the prime rate of interest or five percent.  As of December 31, 2012, and since its inception, we have had no borrowings outstanding under the line of credit loan agreement.

At December 31, 2012, the Company had seven outstanding notes payable to commercial banks for equipment purchases.  The notes have interest rates between 3.50% and 6.35%, are due in monthly installments between $50,170 and $223,437 plus interest, have a total outstanding balance of $24,553,291 and are collateralized by equipment.  Three notes payable with interest rates between 5.33% and 6.00% and monthly payments between $23,740 and $61,997 plus interest were paid off in 2012.  These notes were collateralized by equipment.

The Company had, at December 31, 2011, three outstanding notes payable to equipment finance companies for equipment purchases.  The notes have interest rates between 5.33% and 6.00%, were due in monthly installments between $23,740 and $61,997 plus interest, and were collateralized by equipment.  All of these notes were paid off in 2012.

The Company had, at December 31, 2012, two outstanding notes payable to finance companies for corporate insurance.  The notes have interest rates between 4.16% and 4.95%, are due in monthly installments between $16,861 and $302,892 including interest, and have a total outstanding balance of $474,587.

Our Houston sales office is in a 1,711-square foot facility.  The monthly rent is currently $3,279.  Our corporate offices in Plano, Texas were increased from 8,523 square feet to 10,137 square feet of office space in March of 2012.  The monthly rent is currently $14,784.  We lease an 800-square foot facility in Oklahoma City, Oklahoma, as a sales office on a month-to-month basis, and the current monthly rent is $665.  We lease a 400-square foot facility in Pratt, Kansas, as a permit office on a month-to-month basis, and the current monthly rent is $500.  In October 2012, we expanded our Denison, Texas, repair warehouse facility with the addition of a third 10,000-square foot building.  The Denison, Texas, facility consists of one 5,000-square foot building, three 10,000-square foot adjacent buildings, and an outdoor storage area of approximately 60,500 square feet.  The monthly rent is currently $16,547. We lease a 915-square foot office facility in Midland, Texas, as a sales office with a monthly rent of $915.  Upon the acquisition of Eagle Canada, we assumed a lease entered into in August of 2008 for 3,030 square feet of office space located in Calgary, Alberta.  The monthly rent is currently $12,817.  In addition, Eagle Canada leases a 10,088-square foot facility, also located in Calgary, Alberta, that is used as a shop and warehouse.  The monthly rent is currently $8,041. In April of 2012, we leased a storage and parking area adjacent to the Eagle Canada shop and warehouse.  The monthly rent is currently $5,126. The Company is not responsible for insuring these facilities.  The conditions of these facilities are good, and we believe that these properties are suitable and adequate for our foreseeable needs.

Contractual Obligations

The following table summarizes payments due in specific periods related to our contractual obligations as of December 31, 2012:

	Payments Due by Period
		Within			After
Contractual Obligations	Total	1 Year	1-2 Years	3-5 Years	5 Years
	(In thousands)
Operating lease obligations	$1,951	$718	$519	$714	$—
Debt obligations	$25,028	$10,615	$7,934	$6,479	$—
Capital lease obligations	$3,845	$1,960	$1,280	$605	$—
Total	$30,824	$13,293	$9,733	$7,798	$—

We believe that our capital resources, including our short-term investments, funds available under our line of credit loan agreement, and cash flow from operations, are adequate to meet our current operational needs. We believe that we will be able to finance our 2013 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our line of credit loan agreement.  However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance which is subject to the risks inherent in our business.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements.

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

Revenue Recognition

Seismic Surveys

The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers.  A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party upon 30 days’ advance written notice, is entered into for every project.  These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project.  The duration of these projects will vary from a few days to several months.  The Company recognizes revenue when services are performed under both types of agreements.  Services are defined as the commencement of data acquisition, which is the physical act of laying out seismic equipment or recording contractually determined data points.  Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement.  TGC recognizes revenue on turnkey agreements  as services are performed on a per unit of seismic data acquired rate based on the number of data points per square mile obtained as compared to the number of square miles set forth in the agreement.  Eagle Canada recognizes revenue on turnkey agreements as services are performed on a per unit of seismic data laid-out rate, which is standard industry practice in Canada, based on the number of receiver lines laid out as compared to the estimated total lines to be laid out for the project pursuant to the agreement. Under term agreements, revenue is recognized, by both TGC and Eagle Canada, as services are performed based on the time worked rate provided in the term agreement.  Under both turnkey and term agreements, cost of earned revenue is recognized by multiplying total estimated agreement cost by the percentage-of-completion of the agreement.  The excess of that amount over the cost of earned revenue reported in prior periods is recognized as cost of earned revenue for the period.  Agreements are not segmented nor combined for purposes of calculating percentage of completion.  The asset “Cost and estimated earnings in excess of billings on uncompleted contracts” represents cost incurred on turnkey agreements in excess of billings on those agreements.  The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of cost on those agreements.  Claims have been negligible in the years ended December 31, 2012, 2011, and 2010.

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

Allowance for Doubtful Accounts

We prepare our allowance for doubtful accounts receivable based on our past experience of historical write-offs, our current customer base, and our review of past due accounts. The inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of our customers.  In the fourth quarter of 2009, we recorded an allowance against the account of a slow paying customer.  In the third quarter of 2010, this allowance was reversed because we determined an allowance was no longer required.  In 2012 and 2011, no allowances were necessary.

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

Stock-Based Compensation

We recognize the fair value of the stock-based compensation awards, including stock options and restricted stock, as wages in the consolidated statements of earnings on a straight-line basis over the vesting period of the related stock options or restricted stock awards.  This has resulted in the recognition of compensation expense, relative to stock-based awards, in wages in the consolidated statements of earnings of approximately $601,000 or approximately $0.03 per share for the year ended December 31, 2012, and $424,000, or approximately $0.02 per share, for the year ended December 31, 2011.

Shares of restricted stock were issued to employees of the Company under the 2006 Stock Awards Plan as follows:  18,900 in August of 2007; 10,000 in June of 2008; 5,000 in July 2009; 5,000 in May of 2010; 25,331 in November of 2011; 21,520 in December of 2011; 6,000 in January of 2012; and 213,125 in August of 2012.  In addition, stock options were issued to employees of the Company under the 2006 Stock Awards Plan as follows:  335,000 in October of 2008; 135,000 in November of 2009; and 15,000 in November of 2011.  No stock options were granted to employees in 2010 or 2012.  As of December 31, 2012, there was approximately $1,141,400 of unrecognized compensation expense related to our share-based compensation plan.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 became effective in our first quarter of 2012 and has not had a material effect on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. This update does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. ASU 2011-05 became effective in our first quarter of 2012 and has not had a material effect on our financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing for Impairment.  ASU 2011-08 amends the guidance in FASB Accounting Standards Codification Topic (“ASC”) 350-20, Intangibles-Goodwill and Other-Goodwill.  The intent of this ASU is to simplify how entities test goodwill for impairment by allowing an entity to use a qualitative approach to test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350-20.  The amendments do not change the current guidance for testing other indefinite-lived assets for impairment.  ASU 2011-08 was effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early application was permitted.  The Company adopted this standard early and effective as of December 31, 2011 in its year-end goodwill impairment analysis.

Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition during the past three years.

Information Regarding Forward-Looking Statements

This Form 10-K includes “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our view with respect to future events.  We base these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to risks, uncertainties, and assumptions about the Company, including:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any hedging agreements or swap agreements. Our principal market risk is the risk related to the concentration of our customers in the oil and natural gas industry. Since our customers are involved in the oil and natural gas industry, there may be a positive or a negative effect on our exposure to credit risk in that our customers may be similarly affected by changes in economic and industry conditions.  For the year ended December 31, 2012, our largest customer accounted for approximately 16% of revenues.  For the year ended December 31, 2011, our largest customer accounted for approximately 17% of revenues.  For the year ended December 31, 2010, our top customer accounted for approximately 15% of our revenues.  We conduct business in Canada which subjected us to a foreign currency exchange rate risk.  Our results of operations and our cash flows could be impacted by changes in foreign currency exchange rates.

For further information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements

December 31, 2012, 2011, and 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

TGC Industries, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of TGC Industries, Inc. and Subsidiary (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TGC Industries, Inc. and Subsidiary as of December 31, 2012 and 2011, and the consolidated results of their operations and comprehensive income and their cash flows for each of the years in the three year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TGC Industries, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ LANE GORMAN TRUBITT, PLLC

Dallas, Texas
March 15, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

TGC Industries, Inc. and Subsidiary

We have audited the TGC Industries, Inc. and Subsidiary’s (“the Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, TGC Industries, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TGC Industries, Inc. and Subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of TGC Industries, Inc. and Subsidiary and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ LANE GORMAN TRUBITT, PLLC

Dallas, Texas
March 15, 2013

TGC Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

	2012	2011
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$8,614,244	$15,745,559
Trade accounts receivable	35,640,758	19,351,023
Cost and estimated earnings in excess of billings on uncompleted contracts	6,263,943	5,101,478
Prepaid expenses and other	1,824,779	1,606,936

Total current assets	52,343,724	41,804,996

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	190,943,331	139,017,290
Automobiles and trucks	15,265,627	12,616,608
Furniture and fixtures	488,779	434,146
Leasehold improvements	14,994	14,994
	206,712,731	152,083,038
Less accumulated depreciation and amortization	(117,326,964)	(94,286,207)
	89,385,767	57,796,831

Goodwill	201,530	201,530
Other assets	96,817	77,870
	298,347	279,400

Total assets	$142,027,838	$99,881,227

The accompanying notes are an integral part of these statements

TGC Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS — Continued

December 31,

	2012	2011

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$13,680,538	$9,256,392
Accrued liabilities	5,544,071	2,598,126
Billings in excess of costs and estimated earnings on uncompleted contracts	3,757,349	937,755
Federal and state income tax payable	4,569,891	2,017,644
Current maturities of notes payable	10,615,279	5,802,513
Current portion of capital lease obligations	1,960,503	1,336,037

Total current liabilities	40,127,631	21,948,467

NOTES PAYABLE, less current maturities	14,412,598	5,328,892

CAPITAL LEASE OBLIGATIONS, less current portion	1,884,937	1,626,612

LONG-TERM DEFERRED TAX LIABILITY	7,617,111	7,257,576

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—	—

Common stock, $.01 par value; 25,000,000 shares authorized; 20,732,500 and 19,348,436 shares issued and outstanding in each period	207,325	193,484

Additional paid-in capital	29,573,986	28,176,922

Retained earnings	48,073,556	35,499,541

Treasury stock, at cost; 80,076 and 37,820 shares in each period	(691,009)	(257,394)

Accumulated other comprehensive income	821,703	107,127

	77,985,561	63,719,680
Total liabilities and shareholders’ equity	$142,027,838	$99,881,227

The accompanying notes are an integral part of these statements

TGC Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended December 31,

	2012	2011	2010

Revenue	$196,317,215	$151,028,582	$108,318,801

Cost and expenses
Cost of services	135,279,937	104,022,944	85,932,862
Selling, general and administrative	8,755,270	9,626,679	6,894,500
Depreciation and amortization expense	25,502,597	19,214,069	15,343,804
	169,537,804	132,863,692	108,171,166

Income from operations	26,779,411	18,164,890	147,635

Interest expense	1,222,454	784,425	790,417

Income (loss) before income taxes	25,556,957	17,380,465	(642,782)

Income tax expense:
Current	9,525,543	4,077,297	433,350
Deferred	359,535	2,469,953	146,550
Income tax expense	9,885,078	6,547,250	579,900

Net income (loss)	$15,671,879	$10,833,215	$(1,222,682)

Net income (loss) per common share:
Basic	$0.76	$0.54	$(0.06)
Diluted	$0.75	$0.53	$(0.06)

Weighted average number of shares outstanding:
Basic	20,489,179	20,205,524	20,162,944
Diluted	20,855,596	20,522,287	20,162,944

The accompanying notes are an integral part of these statements

TGC Industries, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,

	2012	2011	2010

Net Income (loss)	$15,671,879	$10,833,215	$(1,222,682)

Other comprehensive income (loss):
Foreign currency translation adjustments	714,576	(641,538)	882,381

Total other comprehensive income (loss), net of tax	$16,386,455	$10,191,677	$(340,301)

The accompanying notes are an integral part of these statements

TGC Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional			Other
	Common stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balances at December 31, 2009	18,323,091	$183,231	$27,014,078	$25,889,008	$(257,323)	$(133,716)	$52,695,278
5% common stock dividend	914,160	9,142	(9,573)	—	—	—	(431)
Issuance of restricted common stock	5,000	50	(50)	—	—	—	—
Amortization of unearned compensation restricted stock awards	—	—	86,230	—	—	—	86,230
Amortization of compensation cost of unvested stock options	—	—	422,024	—	—	—	422,024
Foreign currency translation adjustments	—	—	—	—	—	882,381	882,381
Net loss	—	—	—	(1,222,682)	—	—	(1,222,682)
Balances at December 31, 2010	19,242,251	192,423	27,512,709	24,666,326	(257,323)	748,665	52,862,800
Issuance of common stock awards	31,851	318	224,681	—	—	—	224,999
Issuance of restricted common stock	15,000	150	(150)	—	—	—	—
Exercise of stock options	59,334	593	180,912	—	—	—	181,505
Amortization of unearned compensation restricted stock awards	—	—	28,603	—	—	—	28,603
Amortization of compensation cost of unvested stock options	—	—	230,167	—	—	—	230,167
Purchase of treasury shares	—	—	—	—	(71)	—	(71)
Foreign currency translation adjustments	—	—	—	—	—	(641,538)	(641,538)
Net income	—	—	—	10,833,215	—	—	10,833,215
Balances at December 31, 2011	19,348,436	193,484	28,176,922	35,499,541	(257,394)	107,127	63,719,680
5% common stock dividend	971,990	9,720	(10,870)	—	—	—	(1,150)
Cash dividend	—	—	—	(3,097,864)	—	—	(3,097,864)
Issuance of restricted common stock	219,125	2,191	(2,191)	—	—	—	—
Exercise of stock options	192,949	1,929	809,066	—	(433,615)	—	377,380
Amortization of unearned compensation restricted stock awards	—	—	317,109	—	—	—	317,109
Amortization of compensation cost of unvested stock options	—	—	283,950	—	—	—	283,950
Foreign currency translation adjustments	—	—	—	—	—	714,576	714,576
Net income	—	—	—	15,671,879	—	—	15,671,879
Balances at December 31, 2012	20,732,500	$207,325	$29,573,986	$48,073,556	$(691,009)	$821,703	$77,985,561

The accompanying notes are an integral part of these statements

TGC Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$15,671,879	$10,833,215	$(1,222,682)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,502,597	19,214,069	15,343,804
Gain on disposal of property and equipment	(1,069,766)	(441,524)	(39,725)
Stock-based compensation	601,059	483,769	508,254
Deferred income taxes	359,535	2,469,953	146,550
Changes in operating assets and liabilities
Trade accounts receivable	(16,021,574)	(2,442,223)	(7,377,921)
Cost and estimated earnings in excess of billings on uncompleted contracts	(1,121,420)	(589,429)	(4,098,234)
Prepaid expenses and other	2,820,516	2,326,499	1,384,007
Prepaid federal and state income tax	78,268	1,145,437	(239,844)
Other assets	(17,991)	(18,035)	(27,495)
Trade accounts payable	4,328,707	2,763,004	1,944,647
Accrued liabilities	2,911,755	823,278	443,628
Billings in excess of cost and estimated earnings on uncompleted contracts	2,814,863	(4,550,293)	(1,604,706)
Federal and state income tax payable	2,424,634	2,156,447	—
Net cash provided by operating activities	39,283,062	34,174,167	5,160,283

Cash flows from investing activities
Capital expenditures	(31,970,418)	(22,011,503)	(8,220,293)
Proceeds from sale of property and equipment	1,704,722	740,658	164,323
Net cash used in investing activities	(30,265,696)	(21,270,845)	(8,055,970)

Cash flows from financing activities
Principal payments on notes payable	(11,338,097)	(9,006,101)	(8,448,138)
Principal payments on capital lease obligations	(2,081,176)	(1,348,164)	(1,101,242)
Proceeds from exercise of stock options	377,381	181,505	—
Purchase of treasury shares	—	(71)	—
Payment of dividends	(3,099,014)	—	(431)
Net cash used in financing activities	(16,140,906)	(10,172,831)	(9,549,811)
Net increase (decrease) in cash and cash equivalents	(7,123,540)	2,730,491	(12,445,498)

Effect of exchange rates on cash	(7,775)	(57,435)	13,852

Cash and cash equivalents at beginning of year	15,745,559	13,072,503	25,504,149

Cash and cash equivalents at end of year	$8,614,244	$15,745,559	$13,072,503

Supplemental cash flow information
Interest paid	$1,222,454	$784,425	$790,417
Income taxes paid	$7,022,640	$774,136	$1,479,446

Noncash investing and financing activities
Capital lease obligations incurred	$2,935,514	$1,953,263	$2,030,175
Financed equipment purchase	$22,201,800	$6,765,619	$4,975,110
Financed insurance premiums	$3,050,024	$2,336,121	$2,206,655
Restricted stock awards to employees, net of cancellations	$1,334,014	$101,475	$20,750
Stock awards to employees	$—	$225,000	$—
Treasury shares issued for stock options exercised	$433,615	$—	$—

The accompanying notes are an integral part of these statements

TGC Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

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

TGC Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

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

Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted cash flows estimated to be generated by those assets.  No impairment charge was necessary at December 31, 2012, 2011, and 2010.

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

Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In accordance with Topic 740, the Company recognizes in its financial statements the impact of a tax position if that position is “more likely than not” to be sustained on audit, based on the technical merits of the position.  The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time.  Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.  Interest and penalties related to unrecognized tax benefits, if any, are recorded as income tax expense.  See Note H for further information.

Revenue Recognition

Seismic Surveys

The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers.  A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party upon 30 days’ advance written notice, is entered into for every project.  These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project.  The duration of these projects will vary from a few days to several months.  The Company recognizes revenue when services are performed under both types of agreements.  Services are defined as the commencement of data acquisition which is the physical act of laying out seismic equipment or recording contractually determined data points.  Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement.  TGC recognizes revenue on turnkey agreements, as services are performed on a per unit of seismic data acquired rate based on the number of data points per square mile obtained as compared to the number of square miles set forth in the agreement.  Eagle Canada recognizes revenue on turnkey agreements as services are performed on a per unit of seismic data laid-out rate, which is standard industry practice in Canada,

TGC Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition - Seismic Surveys - Continued

based on the number of receiver lines laid out as compared to the estimated total lines to be laid out for the project pursuant to the agreement.  Under term agreements, revenue is recognized, by both TGC and Eagle Canada, as services are performed based on the time worked rate provided in the term agreement.  Under both turnkey and term agreements, cost of earned revenue is recognized by multiplying total estimated agreement cost by the percentage-of-completion of the agreement.  The excess of that amount over the cost of earned revenue reported in prior periods is recognized as cost of earned revenue for the period.  Agreements are not segmented nor combined for purposes of calculating percentage of completion.  The asset “Cost and estimated earnings in excess of billings on uncompleted contracts” represents cost incurred on turnkey agreements in excess of billings on those agreements.  The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of cost on those agreements.  Claims have been negligible in the years ended December 31, 2012, 2011, and 2010.

Reclassifications

Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 presentation.

Share-Based Compensation

The Company has two stock-based compensation plans, which are described more fully in Note G.  The Company recognizes the fair value of the share-based compensation awards as wages in the Statements of Earnings on a straight-line basis over the vesting period.  As a result, during the years ended December 31, 2012, 2011, and 2010, the Company recognized compensation expense for unvested stock options of $283,950, $230,167, and $422,024,  respectively, and restricted stock of $317,109, $28,603, and $86,230, respectively.

No options were granted during the year ended December 31, 2012.  For the year ended December 31, 2011, the fair value of the single option grant was estimated on the date of the grant using the Binomial Lattice option pricing model with the following assumptions used for the outstanding grants: risk-free interest rate of 0.40%; expected dividend yield of 0.0%; expected life of 5.0 years; and expected volatility of 61.0%.  No options were granted during the year ended December 31, 2010.

Financial Instruments

The Company’s financial instruments recorded on the consolidated balance sheet include cash and cash equivalents, accounts receivable, accounts payable, and debt. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term nature of these items.  The carrying amounts of debt obligations approximate fair value due to their relative short-term maturities and their contract rates which approximate market.

Earnings Per Share

Basic earnings per common share are based upon the weighted average number of shares of common stock outstanding.  Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants, and convertible securities.

All share and per share amounts for the years ended December 31, 2012, 2011 and 2010,  have been adjusted to reflect 5% stock dividends paid May 14, 2012 and May 14, 2010 to shareholders of record as of April 30, 2012, and April 30, 2010, respectively.  No stock dividends were declared or paid during the year ended December 31, 2011.

TGC Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONCLUDED

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

Recent Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 became effective in our first quarter and has not had a material effect on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. This update does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. ASU 2011-05 became effective in our first quarter of 2012 and has not had a material effect on our financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing for Impairment.  ASU 2011-08 amends the guidance in FASB Accounting Standards Codification Topic (“ASC”) 350-20, Intangibles-Goodwill and Other-Goodwill.  The intent of this ASU is to simplify how entities test goodwill for impairment by allowing an entity to use a qualitative approach to test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350-20.  The amendments do not change the current guidance for testing other indefinite-lived assets for impairment.  ASU 2011-08 was effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early application was permitted.  The Company adopted this standard early and effective as of December 31, 2011 in its year-end goodwill impairment analysis.

NOTE C — COSTS, BILLINGS, AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts are as follows at December 31:

	2012	2011
Costs incurred on uncompleted contracts and estimated earnings	$11,299,753	$5,785,132
Less billings to date	(8,793,159)	(1,621,409)
	$2,506,594	$4,163,723

TGC Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

NOTE C — COSTS, BILLINGS, AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS - CONCLUDED

The components of uncompleted contracts are reflected in the consolidated balance sheets as follows at December 31:

	2012	2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$6,263,943	$5,101,478
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,757,349)	(937,755)
	$2,506,594	$4,163,723

NOTE D - ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

	2012	2011
Compensation and payroll taxes	$2,004,444	$1,364,810
Accrued sales and use tax	336,870	114,601
Insurance	335,412	176,676
Accrued interest	73,105	73,105
Other	2,794,239	868,934
	$5,544,071	$2,598,126

NOTE E - DEBT

Line of Credit

In September of 2011, and again in September of 2012, the Company renewed its revolving line of credit allowing the Company to borrow, repay, and re-borrow, from time to time, up to $5,000,000.  Interest on the outstanding amount under the line of credit loan agreement is payable monthly at the greater of the prime rate of interest or five percent.  The credit loan agreement is secured by a security interest in our accounts receivable.  As of December 31, 2012, and since its inception, we have had no borrowings outstanding under the line of credit loan agreement.

Notes Payable

Notes payable consists of the following at December 31:

	2012	2011

Notes Payable to commercial banks,

Seven outstanding notes payable as of 12/31/2012 with Interest between 3.50% and 6.35%, due in monthly installments between $50,170 and $223,437 plus interest; collateralized by equipment	$24,553,291	$9,827,949

Notes Payable to finance companies,

Three outstanding notes payable as of 12/31/2011 with Interest between 5.33% and 6.00%, due in monthly installments between $23,740 and $61,997 plus interest; collateralized by equipment. The notes were paid off during 2012.	$—	$904,103

Notes Payable to finance companies for insurance

Two outstanding notes payable as of 12/31/2012 with interest between 4.16% and 4.95%, due in monthly installments between $16,861 and $302,892 plus interest	$474,586	$399,353

	$25,027,877	$11,131,405
Less Current Maturities	$(10,615,279)	$(5,802,513)
	$14,412,598	$5,328,892

TGC Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

Aggregate annual maturities of notes payable at December 31, 2012 are as follows:

Year Ending
December 31,

2013	$10,615,279
2014	$7,933,416
2015	$4,810,458
2016	$1,540,360
2017	$128,364
$25,027,877

NOTE F — LEASES

Capital Lease Obligations

The Company leases vehicles and certain specialized seismic equipment under leases classified as capital leases. The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of December 31, 2012.

Year Ending
December 31,
2013	$2,146,272
2014	1,356,995
2015	586,123
2016	35,340
Total minimum lease payments required	4,124,730
Less: Amount representing interest	(279,290)
Present value of minimum lease payments	3,845,440
Less current maturities	(1,960,503)
$1,884,937

The net book value of the capital assets leased was approximately $4,957,000 and $3,604,000 as of December 31, 2012 and 2011, respectively. Total accumulated depreciation for fixed assets under capital lease with remaining obligations was approximately $5,114,466 and $3,743,000 as of December 31, 2012, and 2011, respectively.  Interest rates on these leases range from 5.11% to 10.51%.

TGC Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

NOTE F — LEASES - CONCLUDED

Operating Lease Obligations

The Company leases six offices and two warehouse facilities under operating leases that expire at various dates between April 2013 and September 2017 with two leases on a month-to-month basis.  One of the office facilities, used by the Company as its corporate headquarters, is located in Plano, Texas.  One of the office facilities, used by Eagle Canada, is located in Calgary, Alberta. The warehouse facilities, used as warehouse and equipment repair facilities, are located in Denison, Texas, and Calgary, Alberta.  Three office facilities are used as sales offices and are located in Houston, Texas, Midland, Texas, and Oklahoma City, Oklahoma.  The remaining office facility, located in Pratt, Kansas, is used as a permitting office.  Rent expense for these facilities for the years ended December 31, 2012, 2011, and 2010 was approximately $700,000, $605,000, and $580,000, respectively.

The following is a schedule by years of future minimum rental payments required under the operating leases as of December 31, 2012:

2013	$717,834
2014	519,082
2015	349,532
2016	245,434
2017 and thereafter	118,924
Total minimum payments required	$1,950,806

NOTE G — SHAREHOLDERS’ EQUITY

Income (loss) Per Share

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share:

	December 31,
	2012	2011	2010

Numerator:
Net income (loss)	$15,671,879	$10,833,215	$(1,222,682)

Denominator:
Basic - weighted average common shares outstanding	20,489,179	20,205,524	20,162,944
Effect of Dilutive Securities:

Stock options	366,417	317,063	—
	20,855,596	20,522,587	20,162,944

Basic net income (loss) per share	$0.76	$0.54	$(0.06)
Diluted net income (loss) per share	$0.75	$0.53	$(0.06)

Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive. Totals were 44,370 and 161,835 for the years ended December 31, 2012 and 2011, respectively.

All share and per share amounts have been adjusted to reflect 5% stock dividends paid May 14, 2012 and May 14, 2010, to shareholders of record as of April 30, 2012 and April 30, 2010.

TGC Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

NOTE G — SHAREHOLDERS’ EQUITY — CONTINUED

Share-Based Compensation Plans

The Company currently has in effect a 2006 stock award plan (the “2006 Plan”).  At the June 11, 2010 Annual Meeting of Shareholders, the shareholders approved an increase of 2,000,000 shares of common stock for issuance under the 2006 Plan.  This increased the total aggregate number of shares of common stock under the 2006 Plan to 3,000,000 shares.  The 2006 Plan provides for the granting of stock options, common stock, and restricted stock.  The 2006 Plan is administered by a committee of the Board of Directors (“the Committee”).  Currently the Committee is comprised of three directors.  Any stock options granted under the 2006 Plan will be exercisable as set forth in the option agreements pursuant to which they are issued, but in no event will stock options be exercisable after the expiration of five (5) years from the date of grant.  Outstanding options, under the 2006 Plan at December 31, 2012, have vesting periods ranging from the date of grant to the third annual anniversary of the grant.

During 2012, 93,750 options were granted and 192,949 options were exercised or cancelled under the 2006 Plan.  During 2011, 99,185 options were granted and 80,334 options were exercised or cancelled under the 2006 Plan.  During 2010, no options were granted and 3,308 options were canceled under the 2006 Plan.  Restricted stock consists of shares that are transferred by the Company to a participant, but are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the participant.  Any restricted stock granted or issued under the 2006 Plan will vest as set forth in the restricted stock agreement pursuant to which it was issued or granted.  The provisions of the restricted stock agreements need not be the same with respect to each participant.  In May of 2010, November of 2011, December of 2011, January of 2012, and August of 2012, the Committee granted 5,000, 25,331, 21,520, 6,000 and 213,125 shares of restricted stock, respectively.  The shares of restricted stock were issued in the names of the grantees and had restrictive legends prohibiting their sales prior to vesting.  Vesting periods, for restricted stock issued to date, range from at grant date to the third annual anniversary of the grant.  Upon vesting, a new certificate is issued for the vested portion without the restrictive legend.

During the years ended December 31, 2012, 2011, and 2010, the Company recognized compensation expense associated with the restricted stock of $317,109, $28,603, and $86,230, respectively.  During the years ended December 31, 2012, 2011, and 2010, no unamortized deferred stock-based compensation was related to any employee that left the Company.

During the years ended December 31, 2012, 2011, and 2010, the Company recognized compensation expense associated with unvested options of $283,950, $230,167, and $422,024, respectively.

The following table summarizes activity under the Plans:

		Weighted
	Shares under	Average
	Option	exercise price

Balance at December 31, 2009	875,039	$3.69
Granted	—	$—
Exercised	—	$—
Canceled	(87,366)	$4.27
Balance at December 31, 2010	787,673	$3.63
Granted	104,145	$6.07
Exercised	(59,334)	$3.06
Canceled	(21,000)	$4.10
Balance at December 31, 2011	811,484	$3.97
Granted	138,120	$7.13
Exercised	(192,949)	$4.20
Canceled	(51,496)	$8.94
Balance at December 31, 2012	705,159	$4.16

TGC Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

NOTE G — SHAREHOLDERS’ EQUITY

Share-Based Compensation Plans - Concluded

The following information applies to options outstanding and exercisable at December 31, 2012:

			Weighted
			average
			remaining	Weighted
	Range of	Number	contractual	average
	Exercise prices	outstanding	life (in years)	exercise price
Outstanding options	$2.80 – $9.87	705,159	2.06	$4.16
Exercisable options	$2.80 – $9.87	653,034	1.86	$4.02

NOTE H - INCOME TAXES

The income tax provision charged to continuing operations for the years ended December 31, 2012, 2011, and 2010, was as follows:

	2012	2011	2010

Current:
U.S. federal	$3,947,400	$35,561	$(190,869)
Foreign	5,313,874	3,343,374	250,190
State and local	264,269	698,362	374,029
	9,525,543	4,077,297	433,350

Deferred expense	359,535	2,469,953	146,550
	$9,885,078	$6,547,250	$579,900

The components of the Company’s income before income tax expense attributable to domestic and foreign operations amounted to $6,018,971 and $19,537,986, respectively, for the year ended December 31, 2012.  The components of the Company’s income before income tax expense attributable to domestic and foreign operations amounted to $6,085,192 and $11,295,273, respectively, for the year ended December 31, 2011.  The components of the Company’s loss before income tax expense attributable to domestic and foreign operations amounted to $(3,002,790) and $2,360,008, respectively, for the year ended December 31, 2010.  The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate (35% for 2012, 34% for 2011 and 2010) to pretax income (loss) from continuing operations for the years ended December 31, 2012, 2011, and 2010, due to the following:

	2012	2011	2010
Computed “expected” tax expense	$8,944,935	$5,909,358	$(218,546)
Increase (decrease) in income taxes resulting from:
Change in effective rates used for deferred taxes	—	(503,693)	—
Nondeductible expenses and other	768,652	534,742	548,943
State and local taxes, net of federal benefit	171,491	606,843	249,503
	$9,885,078	$6,547,250	$579,900

TGC Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

NOTE H - INCOME TAXES — CONCLUDED

Net deferred tax liabilities consist of the following components as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets
Foreign tax credits	$473,405	$2,034,130
Net operating loss carry forwards	462,548	776,647
Other	92,983	—
Total deferred tax assets	1,028,936	2,810,777
Deferred tax liability
Property, equipment, and intangible asset	(8,646,047)	(10,068,353)
Total deferred tax liabilities	$(7,617,111)	$(7,257,576)

The components giving rise to the net deferred tax items described above have been included in the accompanying balance sheets as of December 31, 2012 and 2011, as follows:

	2012	2011

Current assets	$—	$—
Noncurrent (liabilities)	(7,617,111)	(7,257,576)
	$(7,617,111)	$(7,257,576)

As of December 31, 2012, the Company has U.S. net operating loss carry forwards for U.S. federal income tax purposes of approximately $1.4 million.  These net operating losses are available to offset future federal taxable income, if any, and expire from 2027 through 2030.  The amount of net operating loss carry forwards that may reduce federal income taxes in any given year are subject to annual limitations and taxable income requirements.  The foreign tax credit of $473,405 expires in 2020.

The Company files a U.S. consolidated federal income tax return for operating activities in the U.S. and Canada.  The Company also files federal and local tax returns in Canada, as well as state tax returns in a number of state and local jurisdictions in the U.S.  The Company’s U.S. federal income tax returns filed for 2009 through 2011 are subject to audit by the IRS.  The Company’s income tax returns filed in Canada for 2009 through 2011 remain subject to examination by Canadian authorities.  As of December 31, 2012 and 2011, the Company had no unrecognized tax benefits within its provision for income taxes.

NOTE I - 401(k) PLAN

The Company has a 401(k) salary deferral plan which covers all employees who have reached the age of 20.5 years and have been employed by the Company for at least one year. The covered employees may elect to have an amount deducted from their wages for investment in the retirement plan. The Company makes contributions to the plan equal to 50% of each participant’s salary reduction contributions to the plan up to 6% of the participant’s compensation. The Company’s matching contribution to the plan was approximately $113,000, $98,000, and $79,000, for the years ended December 31, 2012, 2011, and 2010, respectively.

NOTE J - CONCENTRATION OF CREDIT RISK

The Company sells its geophysical services primarily to large independent oil and gas companies operating in the U.S. and Canada.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

TGC Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

NOTE J - CONCENTRATION OF CREDIT RISK - CONCLUDED

During the years ended December 31, 2012, 2011, and 2010, our largest customers accounted for approximately 16%, 17%, and 15% of revenues, respectively. As of December 31, 2012, 2011, and 2010, two customers accounted for 29% and 23%, 13% and 12%, and 18% and 11% of outstanding accounts receivable, respectively.  During 2012,  one vendor represented 12% of our purchases.  During 2011 and 2010, no vendor represented over 10% of our purchases.

NOTE K - CONTINGENCIES

In conducting its activities, the Company from time to time is the subject of various claims arising from the ordinary course of business.  In the opinion of management, it is remote that these claims will be material, including to the Company’s results of operations and liquidity.

NOTE L — QUARTERLY FINANCIAL DATA — (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended
2012	March 31	June 30	September 30	December 31

Revenues	$67,045	$30,384	$41,835	$57,053
Income (loss) from operations	20,475	(2,860)	2,096	7,069
Net Income (loss)	12,384	(1,974)	1,112	4,150
Net income (loss) per share basic	.61	(.10)	.05	.20
Net income (loss) per share diluted	.60	(.10)	.05	.20

	Three Months Ended
2011	March 31	June 30	September 30	December 31

Revenues	$50,247	$30,216	$31,013	$39,552
Income from operations	9,014	1,214	1,889	6,048
Net Income	5,764	587	1,047	3,436
Net income per share basic	.29	.03	.05	.17
Net income per share diluted	.28	.03	.05	.17

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains controls and procedures to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC.  Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize, and report information required to be included in reports filed or submitted under the Securities Exchange Act of 1934, as amended, within the required time period.  There were no changes in the Company’s internal controls over financial reporting during the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2012, has been audited by Lane Gorman Trubitt, PLLC, the independent registered public accounting firm which audited the Company’s consolidated financial statements.  Lane Gorman Trubitt, PLLC’s attestation report on effectiveness of the Company’s internal control over financial reporting appears in their Report of Independent Registered Public Accounting Firm.

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

Date: March 15, 2013	By:	/s/ Wayne A. Whitener
Wayne A. Whitener
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: March 15, 2013	By:	/s/ James K. Brata
James K. Brata
Vice President, Secretary, Treasurer, and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 15, 2013	By:	/s/ William J. Barrett
William J. Barrett
Director

Date: March 15, 2013	By:	/s/ Herbert M. Gardner
Herbert M. Gardner
Director

Date: March 15, 2013	By:	/s/ Allen T. McInnes
Allen T. McInnes
Director

Date: March 15, 2013	By:	/s/ Edward L. Flynn
Edward L. Flynn
Director

Date: March 15, 2013	By:	/s/ Stephanie P. Hurtt
Stephanie P. Hurtt
Director

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
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

+10.1	Employment Contract between TGC Industries, Inc. and Wayne A. Whitener, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2012, and incorporated herein by reference.

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

10.7

Fourth Amendment to Amended and Restated Loan and Security Agreement by and between TGC Industries, Inc. and Sovereign Bank, dated January 26, 2012, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, and incorporated herein by reference.

10.8

Fifth Amendment to Amended and Restated Loan and Security Agreement by and between TGC Industries, Inc. and Sovereign Bank, dated September 16, 2012, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, and incorporated herein by reference.

+10.9	2006 Stock Awards Plan, dated March 30, 2006, filed as Exhibit A to the Company’s definitive proxy statement on Form DEFR 14A dated April 25, 2006, and incorporated herein by reference.

+10.10	Amendment to the 2006 Stock Awards Plan dated April 12, 2010, included in the Company’s Definitive Proxy Statement filed on April 23, 2010, and incorporated herein by reference.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Lane Gorman Trubitt, PLLC, independent registered public accountants to incorporation of report by reference.

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Management contract on compensatory plan, contract, or arrangement.