Form 10-Q
period 2013-03-31
TGC INDUSTRIES INC
filed 2013-05-10
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 1, 2013
Common Stock ($.01 Par Value)	20,766,597

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2013

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$9,999,433	$8,614,244
Trade accounts receivable	37,649,154	35,640,758
Cost and estimated earnings in excess of billings on uncompleted contracts	8,472,820	6,263,943
Prepaid expenses and other	1,156,446	1,824,779

Total current assets	57,277,853	52,343,724

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	189,832,081	190,943,331
Automobiles and trucks	15,534,952	15,265,627
Furniture and fixtures	487,406	488,779
Leasehold improvements	14,994	14,994
	205,869,433	206,712,731
Less accumulated depreciation and amortization	(123,486,298)	(117,326,964)
	82,383,135	89,385,767

Goodwill	201,530	201,530
Other assets	96,779	96,817
	298,309	298,347

TOTAL ASSETS	$139,959,297	$142,027,838

See Notes to Consolidated Financial Statements (unaudited)

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS - CONTINUED

March 31, 2013

	March 31,	December 31,
	2013	2012
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$12,418,785	$13,680,538
Accrued liabilities	5,927,730	5,544,071
Billings in excess of costs and estimated earnings on uncompleted contracts	890,201	3,757,349
Federal and state income taxes payable	4,955,535	4,569,891
Current maturities of notes payable	9,933,778	10,615,279
Current portion of capital lease obligations	1,807,779	1,960,503

Total current liabilities	35,933,808	40,127,631

NOTES PAYABLE, less current maturities	12,252,579	14,412,598

CAPITAL LEASE OBLIGATIONS, less current portion	1,685,502	1,884,937

LONG-TERM DEFERRED TAX LIABILITY	6,686,271	7,617,111

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—	—

Common stock, $.01 par value; 25,000,000 shares authorized; 20,905,318 and 20,732,500 in each period	209,053	207,325

Additional paid-in capital	30,310,938	29,573,986

Retained earnings	54,425,028	48,073,556

Treasury stock, at cost, 97,816 and 80,076 shares in each period	(874,973)	(691,009)

Accumulated other comprehensive (loss) income	(668,909)	821,703

	83,401,137	77,985,561

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$139,959,297	$142,027,838

See Notes to Consolidated Financial Statements (unaudited)

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

March 31, 2013

	Three Months Ended
	March 31,
	2013	2012

Revenue	$63,204,413	$67,045,408

Cost and expenses
Cost of services	43,232,641	38,548,049
Selling, general and administrative	2,380,541	2,300,002
Depreciation and amortization expense	6,686,369	5,722,599
	52,299,551	46,570,650

Income from operations	10,904,862	20,474,758

Interest expense	319,706	242,345

Income before income taxes	10,585,156	20,232,413

Income tax expense	4,233,684	7,848,153

NET INCOME	$6,351,472	$12,384,260

Earnings per common share:
Basic	$0.29	$0.58
Diluted	$0.29	$0.57

Weighted average number of shares outstanding:
Basic	21,722,855	21,326,962
Diluted	22,186,333	21,789,222

See Notes to Consolidated Financial Statements (unaudited)

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

March 31, 2013

	Three Months Ended
	March 31,
	2013	2012

Net Income	$6,351,472	$12,384,260

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,490,612)	518,164

Total other comprehensive (loss) income, net of tax	(1,490,612)	518,164

COMPREHENSIVE INCOME	$4,860,860	$12,902,424

See Notes to Consolidated Financial Statements (unaudited)

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

March 31, 2013

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,351,472	$12,384,260
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,686,369	5,722,599
Gain on disposal of property and equipment	(42,485)	(279,242)
Non-cash compensation	217,952	89,179
Deferred income taxes	(930,840)	(91,234)
Changes in operating assets and liabilities
Trade accounts receivable	(2,488,167)	(34,847,890)
Cost and estimated earnings in excess of billings on uncompleted contracts	(2,210,937)	1,846,409
Prepaid expenses and other	815,489	680,869
Prepaid federal and state income tax	—	78,268
Other assets	(1,115)	(3,153)
Trade accounts payable	(1,191,337)	3,712,864
Accrued liabilities	443,155	2,160,206
Billings in excess of cost and estimated earnings on uncompleted contracts	(2,853,690)	3,386,306
Federal and state income taxes payable	475,328	4,786,372

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,271,194	(374,187)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(559,335)	(2,837,982)
Proceeds from sale of property and equipment	42,982	328,049

NET CASH USED IN INVESTING ACTIVITIES	(516,353)	(2,509,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(2,994,826)	(2,095,986)
Principal payments on capital lease obligations	(643,768)	(406,825)
Proceeds from exercise of stock options	336,764	140,538

NET CASH USED IN FINANCING ACTIVITIES	(3,301,830)	(2,362,273)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,453,011	(5,246,393)

Effect of exchange rates on cash	(67,822)	162,573

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,614,244	15,745,559

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,999,433	$10,661,739

Supplemental cash flow information

Interest paid	$319,706	$242,345
Income taxes paid	$4,689,198	$3,074,747

Noncash investing and financing activities

Capital lease obligations incurred	$316,850	$874,651
Financed equipment purchase	$—	$7,701,800
Financed insurance premiums	$156,276	$156,723
Restricted stock awards to employees	$54,390	$46,020
Treasury shares issued for stock options exercised	$183,964	$341,533

See Notes to Consolidated Financial Statements (unaudited)

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2013

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

REVENUE RECOGNITION

Seismic Surveys

The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers.  A supplemental agreement setting forth the terms of a specific project, which may be cancelled by either party upon 30 days’ advance written notice, is entered into for every project.  These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project.  The duration of these projects will vary from a few days to several months.  The Company recognizes revenue when services are performed under both types of agreements.  Services are defined as the commencement of data acquisition, which is the physical act of laying out seismic equipment or recording contractually determined data points.  Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement.  TGC recognizes revenue on turnkey arrangements as services are performed on a per unit of seismic data acquired rate based on the number of data points per square mile obtained compared to the number of square miles set forth in the agreement.  Eagle Canada recognizes revenue on turnkey agreements as services are performed on a per unit of seismic data laid-out rate, which is standard industry practice in Canada, based on the number of receiver lines laid out as compared to the estimated total lines to be laid out for the project pursuant to the agreement.  Under term agreements, revenue is recognized, by both TGC and Eagle Canada, as services are performed based on the time worked rate provided in the term agreement.  Under both turnkey and term agreements, cost of earned revenue is recognized by multiplying total estimated agreement cost by the percentage-of-completion of the agreement.  The excess of that amount over the cost of earned revenue reported in prior periods is recognized as cost of earned revenue for the period.  Agreements are not segmented or combined for purposes of calculating percentage of completion.  The asset “Cost and estimated earnings in excess of billings on uncompleted contracts” represents costs incurred on turnkey agreements in excess of billings on those agreements.  The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of costs on those agreements.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2013

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). This ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under U.S. GAAP.  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company adopted this update in the first quarter of 2013 and it did not have a significant effect on its consolidated financial statements and related disclosures.

NOTE B — MANAGEMENT PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included.  The results of the interim periods are not necessarily indicative of results to be expected for the entire year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q report pursuant to certain rules and regulations of the Securities and Exchange Commission (the “SEC”).  For further information, refer to the financial statements and the footnotes thereto included in the Company’s Annual Report for the year ended December 31, 2012, filed on Form 10-K.

NOTE C — EARNINGS PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock (“common shares”) outstanding.  Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants, and convertible securities.  All earnings per common share for the three-month periods ended March 31, 2013, and 2012, have been adjusted for the 5% stock dividend to be paid on May 14, 2013, to shareholders of record as of April 30, 2013.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2013

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share:

	Three Months Ended
	March 31,
	(Unaudited)
	2013	2012
Basic:
Numerator:
Net income	$6,351,472	$12,384,260

Denominator:
Basic - weighted average common shares outstanding	21,722,855	21,326,962

Basic EPS	$0.29	$0.58

Diluted:
Numerator:

Net income	$6,351,472	$12,384,260

Denominator:
Weighted average common shares outstanding	21,722,855	21,326,962
Effect of Dilutive Securities:
Stock options	463,478	462,260
	22,186,333	21,789,222

Diluted EPS	$0.29	$0.57

NOTE D — DIVIDENDS

On April 19, 2013, the Company declared a five percent (5%) stock dividend on its outstanding common shares.  The 5% stock dividend will be paid on May 14, 2013, to shareholders of record as of April 30, 2013.  We paid our first cash dividend in December 2012 but may not pay cash dividends on our common stock in the foreseeable future.  While there are currently no restrictions prohibiting us from paying dividends to our shareholders, it is at the discretion of the board of directors whether the Company pays any cash dividends on our common stock in the foreseeable future and will depend on our financial condition, results of operations, capital and legal requirements, and other factors deemed relevant by our board of directors. Earnings are expected to be retained to fund our future operations.

NOTE E — INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.  In addition, the Company paid various state estimated income taxes for tax year 2013, as well as various state income taxes for tax year 2012.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2013

NOTE F — SHARE-BASED COMPENSATION

The Company accounts for share-based compensation awards and for unvested awards outstanding using the modified prospective application method.  Accordingly, we recognized the fair value of the share-based compensation awards as wages in the Consolidated Statements of Earnings on a straight-line basis over the vesting period.  We have recognized compensation expense, relative to share-based awards, in wages in the Consolidated Statements of Earnings of approximately $151,000 and $48,000, less than $0.01 per share, for the three months ended March 31, 2013, and 2012, respectively.

As of March 31, 2013, there was approximately $1,027,000 of unrecognized compensation expense, related to our two share-based compensation plans, which the Company expects to recognize over a period of three years.

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

Executive Overview

TGC Industries, Inc. is a Texas corporation, and with its wholly-owned subsidiary, Eagle Canada, Inc., a Delaware corporation, (collectively “TGC” or the “Company”), is primarily engaged in the geophysical service business of conducting three-dimensional (“3-D”) surveys for clients in the oil and natural gas business.  TGC’s principal business office is located at 101 E. Park Blvd., Suite 955, Plano, Texas 75074 (Telephone: 972-881-1099).  TGC’s internet address is www.tgcseismic.com.  TGC makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as soon as reasonably practicable after filing with, or furnishing such information to, the SEC.

The Company is a leading provider of seismic data acquisition services throughout the continental United States and Canada.  We supply seismic data to companies engaged in the exploration and development of oil and natural gas on land and in land-to-water transition areas. Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.  We operated nine seismic crews in the lower 48 states during the first quarter of 2013.  We operated six crews in Canada during the first quarter.   However, the Canadian market is seasonal, and as a result of the thawing season, we will have limited Canadian activity for the next two quarters starting with the second quarter of 2013.

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

The acquisition of seismic data for the oil and natural gas industry is a highly competitive business.  Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although other factors, such as crew safety performance history and technological and operational expertise are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are Dawson Geophysical Company, Geo Kinetics, Inc., and CGG-Veritas.  These competitors are publicly-traded companies with long operating histories which field numerous crews and work in a number of different regions and terrain.  In addition to the previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two crews and often specialize in specific regions or type of operations.  We believe that our long-term industry expertise, the customer relationships developed over our history, and our financial stability gives us an advantage over most of our competitors in the industry.

Results of Operations

The Company’s business is subject to seasonal variations; thus the results of operations for the three months ended March 31, 2013, are not necessarily indicative of a full year’s results.

Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012 (Unaudited)

Revenues.  Our revenues were $63,204,413 for the three months ended March 31, 2013, compared to $67,045,408 for our record first quarter of 2012, a decrease of 5.7%.  This decrease was primarily due to certain land permitting delays, mainly in the Northeast, and the adverse winter weather conditions in parts of the United States during the first two months of 2013.  We operated nine crews in the U.S. and six crews in Canada during the first quarter of 2013 compared with our operation of eight crews in the U.S. and seven crews in Canada during the first quarter of 2012.

Cost of services.  Our cost of services was $43,232,641 for the three months ended March 31, 2013, compared to $38,548,049 for the same period of 2012, an increase of 12.2%.  This increase was primarily attributable to a reserve expense of approximately $1.3 million associated with site clean-up costs related to the end of the Canadian winter season that we took in the first quarter of 2013 that was not taken in the first quarter of 2012; certain land permitting delays, mainly in the Northeast; and the adverse winter weather conditions in parts of the United States during the first two months of this year.

Selling, general, and administrative expenses.  Selling, general and administrative (“SG&A”) expenses were $2,380,541 for the three months ended March 31, 2013, compared to $2,300,002 for the same period of 2012, an increase of 3.5%.  This increase was primarily due to recent staff additions.  SG&A expense as a percentage of revenues was 3.8% for the three months ended March 31, 2013, compared with 3.4% for the same period of 2012.

Depreciation and amortization expense.  Depreciation and amortization expense was $6,686,369 for the three months ended March 31, 2013, compared to $5,722,599 for the same period of 2012, an increase of 16.8%.  This increase was primarily attributable to additions of seismic recording equipment, vibration vehicles, and other equipment and vehicles.  Depreciation and amortization expense as a percentage of revenues was 10.6% for the three months ended March 31, 2013 compared to 8.5% for the same period of 2012.

Income from operations.  Income from operations was $10,904,862 for the three months ended March 31, 2013 compared to $20,474,758 for the same period of 2012.  This decrease was primarily attributable to a decrease in revenues, an increase in cost of services, and an increase in depreciation and amortization expenses discussed above.  EBITDA decreased $8,606,126 to $17,591,231 for the three months ended March 31, 2013, from $26,197,357 for the same period of 2012, a decrease of 32.9%.  This decrease was a result of those factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $319,706 for the three months ended March 31, 2013 compared to $242,345 for the same period of 2012, an increase of 31.9%.  This increase was primarily attributable to our recent purchases of seismic acquisition equipment.

Income tax expense.  Income tax expense was $4,233,684 for the three months ended March 31, 2013, compared to $7,848,153 for the same period of 2012.  The effective tax rate was 40% for the three months ended March 31, 2013, compared to approximately 39% for the same period of 2012.  See Note E of Notes to Consolidated Financial Statements in Item 1.

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

The following table reconciles our EBITDA to our net income:

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)

Net income	$6,351,472	$12,384,260
Depreciation and amortization	6,686,369	5,722,599
Interest expense	319,706	242,345
Income tax expense	4,233,684	7,848,153

EBITDA	$17,591,231	$26,197,357

Liquidity and Capital Resources

Cash Flows

Cash flows provided by operating activities.

Net cash provided by operating activities was $5,271,194 for the three months ended March 31, 2013, compared to net cash used in operations of $374,187 for the same period of 2012.  The $5,645,381 increase during the first three months of 2013 from the same period of 2012 was primarily attributable to the change in accounts receivable, partially offset by the decrease in net income, the timing of billings and revenue recognition, the timing of receipt and payment of invoices, federal and state income taxes payable, and the mix of contracts.

Working capital increased $9,127,952 to $21,344,045 as of March 31, 2013, from the December 31, 2012 working capital of $12,216,093.  This increase was primarily due to a $2,008,396 increase in trade accounts receivable, a $2,208,877 increase in cost and estimated earnings in excess of billings on uncompleted contracts, a $1,261,753 decrease in trade accounts payable, and a $2,867,148 decrease in billings in excess of costs and estimated earnings on uncompleted contracts.

Cash flows used in investing activities.

Net cash used in investing activities was $516,353 for the three months ended March 31, 2013, and $2,509,933 for the three months ended March 31, 2012.  This decrease was primarily due to a decrease of $2,278,647 in cash used for capital expenditures to purchase seismic equipment in the first quarter of 2013 as compared to the first quarter of 2012.

Cash flows used in financing activities.

Net cash used in financing activities was $3,301,830 for the three months ended March 31, 2013, and $2,362,273 for the three months ended March 31, 2012.  The increase was due primarily to principal payments on notes payable.

Capital expenditures.

During the three months ended March 31, 2013, the Company purchased $876,185 of vehicles and equipment, primarily to replace similar vehicles and equipment.  Cash of $559,335 and $316,850 of capital lease obligations from a vehicle leasing company were used to finance these purchases.  Although we do not budget for our capital expenditures, we may purchase additional equipment during 2013 should the demand for our services increase.

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

The Company has a revolving line of credit agreement with a commercial bank.  The borrowing limit under the revolving line of credit agreement is $5,000,000 and was renewed on September 16, 2011, and again on September 16, 2012.  The revolving line of credit agreement will expire on September 16, 2013.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the line of credit loan agreement is payable monthly at the greater of the prime rate of interest or five percent.  As of March 31, 2013, we had no borrowings outstanding under the line of credit loan agreement.

At March 31, 2013, the Company had six outstanding notes payable to commercial banks for equipment purchases.  The notes have interest rates between 3.50% and 5.00%, are due in monthly installments between $59,581 and $223,437 including interest, have a total outstanding balance of $21,949,840 and are collateralized by equipment.  Three notes payable with interest between 5.33% and 6.00% and monthly payments between $23,740 and $61,997 plus interest were paid off in 2012.  One note payable with interest of 6.35% and monthly payments of $50,170 including interest was paid off in February 2013.  These notes were collateralized by equipment.

The Company had, at March 31, 2013, two outstanding notes payable to finance companies for corporate insurance.  The notes have interest rates between 4.16% and 4.95%, and are due in monthly installments of $16,861 and $17,724 including interest, and have a total outstanding balance of $236,517.

On April 14, 2013, the Company entered into a note payable to a finance company for corporate insurance for $2,908,094.  The note has an interest rate of 4.95%, and is due in monthly installments of $329,823 not including interest.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in Note A to this Form 10-Q.  There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the first three months of 2013.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  There have been no new accounting pronouncements during the first three months of 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change from the information provided in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2012, which is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains controls and procedures to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC.  Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize, and report information required to be included in reports filed or submitted under the Securities Exchange Act of 1934, as amended, within the required time period.  There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a defendant in various legal actions that arose or may arise out of the normal course of business.  In our opinion, none of these actions has resulted, or will result, in any significant loss to us.

ITEM 1A. RISK FACTORS.

For a discussion of those “Risk Factors” affecting the Company, you should carefully consider the “Risk Factors” discussed in Part I, under “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2012, which is herein incorporated by reference.  There have been no material changes from those risk factors previously disclosed in such Annual Report.

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

TGC INDUSTRIES, INC.

Date: May 10, 2013	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2013	/s/ James K. Brata
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