Form 10-Q
period 2013-06-30
TGC INDUSTRIES INC
filed 2013-08-08
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 1, 2013
Common Stock ($.01 Par Value)	21,849,974

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Reference is made to the succeeding pages for the following financial information:

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2013

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$24,806,819	$8,614,244
Trade accounts receivable	14,812,840	35,640,758
Cost and estimated earnings in excess of billings on uncompleted contracts	1,025,784	6,263,943
Prepaid expenses and other	4,325,313	1,824,779

Total current assets	44,970,756	52,343,724

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	186,932,139	190,943,331
Automobiles and trucks	14,947,148	15,265,627
Furniture and fixtures	488,067	488,779
Leasehold improvements	14,994	14,994
	202,382,348	206,712,731
Less accumulated depreciation and amortization	(128,160,720)	(117,326,964)
	74,221,628	89,385,767

Goodwill	201,530	201,530
Other assets	95,271	96,817
	296,801	298,347

Total assets	$119,489,185	$142,027,838

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS — CONTINUED

June 30, 2013

	June 30,	December 31,
	2013	2012
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Trade accounts payable	$3,156,367	$13,680,538
Accrued liabilities	2,844,134	5,544,071
Billings in excess of costs and estimated earnings on uncompleted contracts	2,035,576	3,757,349
Federal and state income taxes payable	2,315,249	4,569,891
Current maturities of notes payable	11,707,143	10,615,279
Current portion of capital lease obligations	1,685,460	1,960,503

Total current liabilities	23,743,929	40,127,631

NOTES PAYABLE, less current maturities	10,086,494	14,412,598

CAPITAL LEASE OBLIGATIONS, less current portion	1,365,631	1,884,937

LONG-TERM DEFERRED TAX LIABILITY	5,755,431	7,617,111

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—	—

Common stock, $.01 par value; 35,000,000 and 25,000,000 shares authorized; 21,947,790 and 20,732,500 shares issued and outstanding in each period	219,478	207,325

Additional paid-in capital	30,799,678	29,573,986

Retained earnings	50,420,999	48,073,556

Treasury stock, at cost, 97,816 and 80,076 shares in each period	(874,973)	(691,009)

Accumulated other comprehensive income (loss) — foreign currency translation adjustments	(2,027,482)	821,703

	78,537,700	77,985,561
Total liabilities and shareholders’ equity	$119,489,185	$142,027,838

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

June 30, 2013

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue	$31,487,231	$30,383,957	$94,691,644	$97,429,365

Cost and expenses
Cost of services	28,286,561	25,010,953	71,519,202	63,559,002
Selling, general and administrative	2,453,946	2,050,325	4,834,487	4,350,327
Depreciation and amortization expense	6,367,015	6,182,912	13,053,384	11,905,511
	37,107,522	33,244,190	89,407,073	79,814,840

Income (loss) from operations	(5,620,291)	(2,860,233)	5,284,571	17,614,525

Interest expense	308,452	280,293	628,158	522,638

Income (loss) before income taxes	(5,928,743)	(3,140,526)	4,656,413	17,091,887

Income tax expense (benefit)	(1,924,714)	(1,166,405)	2,308,970	6,681,748

NET INCOME (LOSS)	$(4,004,029)	$(1,974,121)	$2,347,443	$10,410,139

Earnings per common share:
Basic	$(0.18)	$(0.09)	$0.11	$0.49
Diluted	$(0.18)	$(0.09)	$0.11	$0.48

Weighted average number of common shares outstanding:
Basic	21,831,665	21,449,378	21,777,561	21,385,418
Diluted	21,831,665	21,449,378	22,119,673	21,818,493

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

June 30, 2013

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net Income (Loss)	$(4,004,029)	$(1,974,121)	$2,347,443	$10,410,139

Other comprehensive income (loss):
Foreign currency translation adjustments	(1,358,573)	(825,176)	(2,849,185)	(307,012)
Total other comprehensive income (loss), net of tax	$(5,362,602)	$(2,799,297)	$(501,742)	$10,103,127

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

June 30, 2013

	Six Months Ended
	June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,347,443	$10,410,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,053,384	11,905,511
Gain on disposal of property and equipment	(397,936)	(929,727)
Non-cash compensation	659,249	186,496
Deferred income taxes	(1,861,680)	(536,452)
Changes in operating assets and liabilities
Trade accounts receivable	20,369,437	(5,198,515)
Cost and estimated earnings in excess of billings on uncompleted contracts	5,220,391	2,491,264
Prepaid expenses and other	526,865	900,449
Prepaid federal and state income tax	—	78,268
Other assets	(1,112)	(9,424)
Trade accounts payable	(10,462,324)	4,247,980
Accrued liabilities	(2,627,296)	(210,238)
Billings in excess of cost and estimated earnings on uncompleted contracts	(1,700,430)	8,230,444
Income taxes payable	(2,040,792)	2,858,858

NET CASH PROVIDED BY OPERATING ACTIVITIES	23,085,199	34,425,053

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(458,271)	(22,376,129)
Proceeds from sale of property and equipment	697,330	1,542,050

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	239,059	(20,834,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(6,293,682)	(4,543,954)
Principal payments on capital lease obligations	(1,109,478)	(899,358)
Proceeds from exercise of stock options	395,571	377,382
Payment of dividends	(939)	(1,150)

NET CASH USED IN FINANCING ACTIVITIES	(7,008,528)	(5,067,080)

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,315,730	8,523,894

EFFECT OF EXCHANGE RATES ON CASH	(123,155)	(10,296)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,614,244	15,745,559

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,806,819	$24,259,157

Supplemental cash flow information

Interest paid	$628,158	$522,638
Income taxes paid	$6,211,443	$4,281,074

Noncash investing and financing activities

Capital lease obligations incurred	$368,396	$1,798,753
Financed equipment purchase	$—	$15,201,800
Financed insurance premiums	$3,064,370	$2,882,751
Restricted stock awards to employees	$25,441	$46,020
Treasury shares issued for stock options exercised	$183,964	$433,615

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

NOTE A

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.  References to “we,” “us,” “our,” “its,” “TGC” or the “Company” refer to TGC Industries, Inc. and our subsidiaries.

REVENUE RECOGNITION

Seismic Surveys

The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers.  We typically enter a supplemental agreement setting forth the terms of each project, which may be cancelled by either party upon 30 days’ advance written notice.  These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project.  The duration of these projects varies from a few days to several months.  The Company recognizes revenue when services are performed under both types of agreements.  Services are defined as the commencement of data acquisition, which is the physical act of laying out seismic equipment or recording contractually determined data points.  Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement.  TGC recognizes revenue on turnkey arrangements as services are performed on a per unit of seismic data acquired rate based on the number of data points per square mile obtained compared to the number of square miles set forth in the agreement.  Eagle Canada, Inc., our wholly owned subsidiary (“Eagle Canada”), recognizes revenue on turnkey agreements as services are performed on a per unit of seismic data laid-out rate, which is standard industry practice in Canada, based on the number of receiver lines laid out as compared to the estimated total lines to be laid out for the project pursuant to the agreement.  Under term agreements, revenue is recognized, by both TGC and Eagle Canada, as services are performed based on the time worked rate provided in the term agreement.  Under both turnkey and term agreements, cost of earned revenue is recognized by multiplying total estimated agreement cost by the percentage-of-completion of the agreement.  The excess of that amount over the cost of earned revenue reported in prior periods is recognized as cost of earned revenue for the period.  Agreements are not segmented or combined for purposes of calculating percentage of completion.  The asset “Cost and estimated earnings in excess of billings on uncompleted contracts” represents cost incurred on turnkey agreements in excess of billings on those agreements.  The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of cost on those agreements.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

June 30, 2013

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). This ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under accounting principles generally accepted in the United States (“U.S. GAAP”).  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company adopted this update in the first quarter of 2013 and it did not have a significant effect on its consolidated financial statements and related disclosures.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This ASU clarifies the balance sheet presentation of an unrecognized tax benefit and was issued to resolve the diversity in practice that had developed in the absence any specific U.S. GAAP.  ASU 2013-11 is applicable to all entities that have an unrecognized tax benefit due to a net operating loss carryforward, a similar tax loss, of a tax credit carryforward.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and does not create any new disclosure requirements.  The Company will adopt ASU 2013-11 on January 1, 2014.  The Company does not anticipate that the adoption of ASU 2013-11 will have a significant effect on its consolidated financial statements.

NOTE B — MANAGEMENT PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included.  The results of the interim periods are not necessarily indicative of results to be expected for the entire year.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q report pursuant to certain rules and regulations of the Securities and Exchange Commission (the “SEC”).  For further information, refer to the financial statements and the footnotes thereto included in the Company’s Annual Report for the year ended December 31, 2012, filed on Form 10-K.

NOTE C — EARNINGS (LOSS) PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock (“common shares”) outstanding.  Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants, and convertible securities.  All earnings per common share for the three-month and six-month periods ended June 30, 2013 have been adjusted for the 5% stock dividend paid on May 14, 2013, to shareholders of record as of April 30, 2013.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

June 30, 2013

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2013	2012	2013	2012
Basic:
Numerator:
Net income (loss)	$(4,004,029)	$(1,974,121)	$2,347,443	$10,410,139

Denominator:
Basic - weighted average common shares outstanding	21,831,665	21,449,378	21,777,561	21,385,418

Basic EPS	$(0.18)	$(0.09)	$0.11	$0.49

Diluted:
Numerator:

Net income (loss)	$(4,004,029)	$(1,974,121)	$2,347,443	$10,410,139

Denominator:
Weighted average common shares outstanding	21,831,665	21,449,378	21,777,561	21,385,418
Effect of Dilutive Securities:
Stock options	—	—	342,112	433,075
	21,831,665	21,449,378	22,119,673	21,818,493

Diluted EPS	$(0.18)	$(0.09)	$0.11	$0.48

NOTE D — DIVIDENDS

On April 19, 2013, the Company declared a five percent (5%) stock dividend on its outstanding common shares.  The 5% stock dividend was paid on May 14, 2013, to shareholders of record as of April 30, 2013.  We paid our first cash dividend in December 2012 but may not pay cash dividends on our common stock in the foreseeable future.  While there are currently no restrictions prohibiting us from paying dividends to our shareholders, it is at the discretion of the board of directors whether the Company pays any cash or stock dividends on our common stock in the foreseeable future and will depend on our financial condition, results of operations, capital and legal requirements, and other factors deemed relevant by our board of directors. We expect to retain any earnings to fund our future operations.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED

June 30, 2013

NOTE E — INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.  In addition, the Company paid, during the first six months of 2013, federal and various state estimated income taxes for tax year 2013, as well as various state income taxes for tax year 2012.

NOTE F — SHARE-BASED COMPENSATION

The Company accounts for share-based compensation awards and for unvested awards outstanding using the modified prospective application method.  Accordingly, we recognized the fair value of the share-based compensation awards as wages in the Consolidated Statements of Earnings on a straight-line basis over the vesting period.  We have recognized compensation expense, relative to share-based awards, in wages in the Consolidated Statements of Earnings of approximately $441,000 and $97,000, or approximately $0.01 per share and less than $0.01 per share, respectively, for the three months ended June 30, 2013, and 2012, and approximately $659,000 and $186,000, or approximately $0.02 per share and $0.01 per share, for the six months ended June 30, 2013, and 2012, respectively.

As of June 30, 2013, there was approximately $605,000 of unrecognized compensation expense related to our two share-based compensation plans which the Company expects to recognize over a period of three years.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-Q.

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this report regarding the Company’s strategies and plans for growth are forward-looking statements.  These forward-looking statements are often characterized by the terms such as “may,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” and other words and terms of similar meanings and do not reflect historical facts.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from such expectations are disclosed in our Securities and Exchange Commission (“SEC”) filings, and include, but are not limited to, the dependence upon energy industry spending for seismic services, the unpredictable nature of forecasting weather, the potential for contract delay or cancellation, the potential for fluctuations in oil and natural gas prices, the availability of capital resources, and the current economic climate which could adversely affect our revenues and cash flow if our customers, and/or potential customers, become unable to pay, or must delay payment of, amounts owing to us because such customers are not successful in generating revenues or are precluded from securing necessary financing.  The forward-looking statements contained herein reflect the current views of management, and we assume no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements except as required by law.

Executive Overview

TGC Industries, Inc. is a Texas corporation, and with its wholly-owned subsidiary, Eagle Canada, Inc., a Delaware corporation, (collectively “we,” “us,” “our,” “its,” “TGC” or the “Company”), is primarily engaged in the geophysical service business of conducting three-dimensional (“3-D”) surveys for clients in the oil and natural gas business.  TGC’s principal business office is located at 101 E. Park Blvd., Suite 955, Plano, Texas 75074 (Telephone: 972-881-1099).  TGC’s internet address is www.tgcseismic.com.  TGC makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as soon as reasonably practicable after filing with, or furnishing such information to, the SEC.

We are a leading provider of seismic data acquisition services throughout the continental United States and Canada.  We supply seismic data to companies engaged in the domestic exploration and development of oil and natural gas on land and in land-to-water transition areas. Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.  We began the second quarter of 2013 operating nine crews, and ended the quarter operating two crews in the U.S.  In Canada, we began the second quarter of 2013 operating six crews and ended the quarter operating two crews  We anticipate activating additional crews as conditions allow.  Our second quarter tends to be the weakest quarter of the year, primarily because of the seasonal shutdown in Canada due to the spring thaw.

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

The acquisition of seismic data for the oil and natural gas industry is a highly competitive business.  Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although other factors such as crew safety performance history and technological and operational expertise are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are Dawson Geophysical Company, Geokinetics Inc., and CGG-Veritas.  Most of our competitors are publicly-traded companies with long operating histories which field numerous crews and work in a number of different regions and terrain.  In addition to the previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two crews and often specialize in specific regions or type of operations.  We believe that our long-term industry expertise, the customer relationships developed over our history, and our financial stability give us an advantage over most of our competitors in the industry.

Results of Operations

The Company’s business is subject to seasonal variations; thus the results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of a full year’s results.

Six Months Ended June 30, 2013, Compared to Six Months Ended June 30, 2012 (Unaudited)

Revenues.  Our revenues were $94,691,644 for the six months ended June 30, 2013, compared to $97,429,365 for the same period of 2012, a decrease of 2.8%.  While revenues were relatively flat, the revenue mix for the six months ended June 30, 2013 showed a significant increase in shot-hole work, which generates higher revenues but carries lower margins than vibroseis work, and a decrease in vibroseis work.

Cost of services.  Our cost of services was $71,519,202 for the six months ended June 30, 2013, compared to $63,559,002 for the same period of 2012, an increase of 12.5%.  As a percentage of revenues, cost of services was 75.5% for the six months ended June 30, 2013, compared to 65.2% for the same period of 2012.  This increase was primarily attributable to a significant increase in higher cost shot-hole work.  Costs of services as a percentage of revenues for the first half of 2013 also increased as a result of the costs we continued to incur as we idled several crews in the U.S. in the second quarter due to the softening in the seismic market.

Selling, general, and administrative expenses.  Selling, general and administrative (“SG&A”) expenses were $4,834,487 for the six months ended June 30, 2013, compared to $4,350,327 for the same period of 2012, an increase of 11.1%.  This increase was primarily due to an increase in share-based compensation expense.  SG&A expense as a percentage of revenues was 5.1% for the six months ended June 30, 2013, compared with 4.5% for the same period of 2012.

Depreciation and amortization expense.  Depreciation and amortization expense was $13,053,384 for the six months ended June 30, 2013, compared to $11,905,511 for the same period of 2012, an increase of 9.6%.  This increase was primarily attributable to acquisition of seismic recording equipment, vibration vehicles, and other equipment and vehicles during the last half of 2012.  Depreciation and amortization expense as a percentage of revenues was 13.8% for the six months ended June 30, 2013, compared to 12.2% for the same period of 2012.

Income from operations.  Income from operations was $5,284,571 for the six months ended June 30, 2013 compared to $17,614,525 for the same period of 2012.  The decrease was attributable to a significant increase in shot-hole work, which carries higher costs and lower margins than vibroseis work, the idling of several crews in the U.S. in the second quarter of 2013 due to the softening in the seismic market, and increased depreciation expense on our new equipment.  EBITDA decreased $11,182,081 to $18,337,955 for the six months ended June 30, 2013, from $29,520,036 for the same period of 2012, a decrease of 37.9%.  This decrease was a result of factors discussed above.  For a definition of EBITDA, a reconciliation of EBITDA to net income and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $628,158 for the six months ended June 30, 2013, compared to $522,638 for the same period of 2012, an increase of 20.2%.  This increase was primarily attributable to our purchases of seismic acquisition equipment during the last half of 2012.

Income tax expense.  Income tax expense was $2,308,970 for the six months ended June 30, 2013, compared to $6,681,748 for the same period of 2012.  The effective tax rate was 49.6% for the six months ended June 30, 2013, compared to an effective tax rate of 39.1% for the six months ended June 30, 2012.  The increase in the effective tax rate was primarily due to the effect of permanent tax differences.  See Note E of Notes to Financial Statements in Item 1.

Three Months Ended June 30, 2013, Compared to Three Months Ended June 30, 2012 (Unaudited)

Revenues.  Our revenues were $31,487,231 for the three months ended June 30, 2013, compared to $30,383,957 for the same period of 2012.  The slight increase in revenues was due to a significant increase in shot-hole work, which carries higher revenues and costs but lower margins than vibroseis work, partially offset by the idling of several crews during the three months ended June 30, 2013.  We began the second quarter of 2013 operating nine crews, and ended the quarter operating two crews in the U.S.  In Canada, we began the second quarter of 2013 operating six crews and ended the quarter operating two crews.

Cost of services.  Our cost of services was $28,286,561 for the three months ended June 30, 2013, compared to $25,010,953 for the same period of 2012, an increase of 13.1%.  As a percentage of revenues, cost of services was 89.8% for the three months ended June 30, 2013, compared to 82.3% for the same period of 2012. This increase was largely due to a significant increase in shot-hole work, which carries higher costs and a lower margin than vibroseis work. Costs of services as a percentage of revenues for the second quarter of 2013 also increased as a result of the costs we continued to incur as we idled several crews in the U.S. due to the softening in the seismic market.

Selling, general, and administrative expenses.  SG&A expenses were $2,453,946 for the three months ended June 30, 2013, compared to $2,050,325 for the same period of 2012, an increase of 19.7%.  This increase was due to an increase in share-based compensation.  SG&A expense as a percentage of revenues was 7.8% for the three months ended June 30, 2013, compared with 6.7% for the same period of 2012.

Depreciation and amortization expense.  Depreciation and amortization expense was $6,367,015 for the three months ended June 30, 2013, compared to $6,182,912 for the same period of 2012, an increase of 3.0%.  This increase was primarily attributable to acquisition of seismic recording equipment, vibration vehicles, and other equipment and vehicles during the last half of 2012.  Depreciation and amortization expense as a percentage of revenues was 20.2% for the three months ended June 30, 2013, compared to 20.3% for the same period of 2012.

Loss from operations.  Loss from operations was $5,620,291 for the three months ended June 30, 2013, compared to $2,860,233 for the same period of 2012.  This increase was primarily attributable to the higher cost of services discussed above.  EBITDA decreased $2,575,955 to $746,724 for the three months ended June 30, 2013, from $3,322,679 for the same period of 2012, a decrease of 77.5%.  This decrease was a result of those factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income and a discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $308,452 for the three months ended June 30, 2013, compared to $280,293 for the same period of 2012, an increase of 10.0%.  This increase was primarily attributable to our purchases of seismic acquisition equipment during the last half of 2012.

Income tax benefit.  Income tax benefit was $1,924,714 for the three months ended June 30, 2013, compared to $1,166,405 for the same period of 2012.  The effective tax benefit rate was 32.5% for the three months ended June 30, 2013 compared to 37.1% for the same period of 2012.  The decrease in the effective tax benefit rate was due to the effect of permanent tax differences.  See Note E of Notes to Financial Statements in Item 1.

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

The following table reconciles our EBITDA to our net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Net income (loss)	$(4,004,029)	$(1,974,121)	$2,347,443	$10,410,139
Depreciation and amortization	6,367,015	6,182,912	13,053,384	11,905,511
Interest expense	308,452	280,293	628,158	522,638
Income tax expense (benefit)	(1,924,714)	(1,166,405)	2,308,970	6,681,748

EBITDA	$746,724	$3,322,679	$18,337,955	$29,520,036

Liquidity and Capital Resources

Cash Flows

Cash flows provided by operating activities.

Net cash provided by operating activities was $23,085,199 for the six months ended June 30, 2013, compared to $34,425,053 for the same period of 2012.  The $11,339,854 decrease in cash flow from operating activities during the first six months of 2013 from the same period of 2012 was principally attributable to decreases in net income, accounts payable and accrued liabilities, billings in excess of cost and estimated earnings on uncompleted contracts and income taxes payable, which were partially offset by increases in depreciation and amortization expense, accounts receivable, and cost and estimated earnings in excess of uncompleted contracts.

Working capital increased $9,010,734 to $21,226,827 as of June 30, 2013, from the December 31, 2012 working capital of $12,216,093.  This increase was primarily due to increases of $16,192,575 in cash and $2,500,534 in prepaid expenses, and decreases of $10,524,171 in accounts payable, $2,699,937 in accrued liabilities, $1,721,773 in billings in excess of cost and estimated earnings on uncompleted contracts, and $2,254,642 in  federal and state income taxes payable, partially offset by decreases of $20,827,918 in accounts receivable, $5,238,159 in costs and estimated earnings in excess of billings on uncompleted contracts, and an increase of $1,091,864 in current maturities of notes payable.

Cash flows provided by (used in) investing activities.

Net cash provided by investing activities was $239,059 for the six months ended June 30, 2013, and net cash used in investing activities was $20,834,079 for the six months ended June 30, 2012.  This change was due primarily to a decrease in capital expenditures of $21,917,858 resulting from the maintenance capital expenditures policy we implemented during the fourth quarter of 2012, as compared to the first six months of 2012, during which we purchased additional wireless Geospace Seismic Recording systems and related equipment, replacement vehicles, and seven new vibration vehicles, partially offset by a decrease of $844,720 in proceeds from the sale of older property and equipment.

Cash flows used in financing activities.

Net cash used in financing activities was $7,008,528 for the six months ended June 30, 2013, and $5,067,080  for the six months ended June 30, 2012.  The increase was due primarily to principal payments on notes payable.

Capital expenditures.

During the six months ended June 30, 2013, we acquired $826,667 of vehicles and equipment, primarily to add to and replace similar vehicles and equipment.  We financed these acquisitions by using $458,271 of cash on hand and by incurring $368,396 in capital lease obligations from a vehicle leasing company.  Although we do not budget for our capital expenditures, we may purchase additional equipment during 2013 should the demand for our services increase.

Liquidity.

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

We have a revolving line of credit agreement with a commercial bank, pursuant to which we may borrow up to $5,000,000. The credit agreement was renewed for a one-year term on September 16, 2011, and September 16, 2012 and will expire on September 16, 2013.  We intend to renew the revolving credit agreement prior to its expiration.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the revolving credit agreement is payable monthly at the greater of the prime rate of interest or five percent.  As of June 30, 2013, we had no borrowings outstanding under the revolving credit agreement.

At June 30, 2013, the Company had six outstanding notes payable to commercial banks for equipment purchases.  The notes have interest rates between 3.50% and 5.00%, are due in monthly installments between $59,581 and $223,437 including interest, have a total outstanding balance of $19,388,354 and are collateralized by equipment.  Three notes payable with interest rates between 5.33% and 6.00% and monthly payments between $23,740 and $61,997 plus interest were paid off in 2012.  One note payable with interest of 6.35% and monthly payments of $50,170 including interest was paid off in February 2013.  These notes were collateralized by equipment.

The Company had, at June 30, 2013, three outstanding notes payable to finance companies for corporate insurance.  The notes have interest rates between 4.16% and 4.95%, are due in monthly installments between $16,861 and $329,823 including interest, and have a total outstanding balance of $2,405,284.

Contractual Obligations

We believe that our capital resources, including our short-term investments, funds available under our revolving credit agreement, and cash flow from operations, will be adequate to meet our current operational needs. We believe that we will be able to finance our 2013 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our line of credit loan agreement.  However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic climate adversely affects the ability of our customers, and/or potential customers, to pay promptly amounts owing to the Company under their service contracts with us.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the quarter ended June 30, 2013.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  One new accounting pronouncement issued during the quarter ended June 30, 2013, is discussed earlier in Note A to the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change from the information provided in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2012, which is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains controls and procedures to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC.  Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize, and report information required to be included in reports filed or submitted under the Securities Exchange Act of 1934, as amended, within the required time period.  There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. — None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. — None.

ITEM 4. MINE SAFETY DISCLOSURES. — None.

ITEM 5. OTHER INFORMATION. — None.

ITEM 6. EXHIBITS.

A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TGC INDUSTRIES, INC.

Date: August 8, 2013	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Date: August 8, 2013	/s/ James K. Brata
James K. Brata
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

*3.1	Amended and Restated Certificate of Formation as filed with the Secretary of State of Texas on June 7, 2013.

3.2	Bylaws, as amended and restated March 25, 2009, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 31, 2009, and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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