Form 10-Q
period 2013-09-30
TGC INDUSTRIES INC
filed 2013-11-08
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at October 31, 2013
Common Stock ($.01 Par Value)	21,944,792

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Reference is made to the succeeding pages for the following financial information:

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2013

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$21,335,800	$8,614,244
Trade accounts receivable	11,753,875	35,640,758
Cost and estimated earnings in excess of billings on uncompleted contracts	3,217,677	6,263,943
Prepaid expenses and other	3,500,615	1,824,779

Total current assets	39,807,967	52,343,724

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	188,243,780	190,943,331
Automobiles and trucks	14,350,921	15,265,627
Furniture and fixtures	488,950	488,779
Leasehold improvements	14,994	14,994
	203,098,645	206,712,731
Less accumulated depreciation and amortization	(133,623,122)	(117,326,964)
	69,475,523	89,385,767

Goodwill	201,530	201,530
Other assets	93,153	96,817
	294,683	298,347

Total assets	$109,578,173	$142,027,838

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS — CONTINUED

September 30, 2013

	September 30,	December 31,
	2013	2012
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Trade accounts payable	$4,238,363	$13,680,538
Accrued liabilities	3,283,991	5,544,071
Billings in excess of costs and estimated earnings on uncompleted contracts	986,765	3,757,349
Federal and state income taxes payable	—	4,569,891
Current maturities of notes payable	10,056,672	10,615,279
Current portion of capital lease obligations	1,559,841	1,960,503

Total current liabilities	20,125,632	40,127,631

NOTES PAYABLE, less current maturities	8,100,940	14,412,598

CAPITAL LEASE OBLIGATIONS, less current portion	1,026,886	1,884,937

LONG-TERM DEFERRED TAX LIABILITY	4,824,591	7,617,111

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—	—

Common stock, $.01 par value; 35,000,000 and 25,000,000 shares authorized; 22,055,795 and 20,732,500 issued and outstanding in each period	220,550	207,325

Additional paid-in capital	31,257,630	29,573,986

Retained earnings	46,469,312	48,073,556

Treasury stock, at cost, 135,197 and 80,076 shares in each period	(1,175,875)	(691,009)

Accumulated other comprehensive income (loss) - foreign currency translations adjustments	(1,271,493)	821,703

	75,500,124	77,985,561

Total liabilities and shareholders’ equity	$109,578,173	$142,027,838

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

September 30, 2013

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$21,115,045	$41,834,680	$115,806,689	$139,264,045

Cost and expenses
Cost of services	18,492,618	30,918,343	90,011,820	94,477,345
Selling, general and administrative	2,391,946	2,134,408	7,226,433	6,484,735
Depreciation and amortization expense	6,057,092	6,685,698	19,110,476	18,591,209
	26,941,656	39,738,449	116,348,729	119,553,289

Income (loss) from operations	(5,826,611)	2,096,231	(542,040)	19,710,756

Interest expense	275,509	350,366	903,667	873,004

Income (loss) before income taxes	(6,102,120)	1,745,865	(1,445,707)	18,837,752

Income tax expense (benefit)	(2,150,433)	634,223	158,537	7,315,971

NET INCOME (LOSS)	$(3,951,687)	$1,111,642	$(1,604,244)	$11,521,781

Earnings per common share:
Basic	$(0.18)	$0.05	$(0.07)	$0.54
Diluted	$(0.18)	$0.05	$(0.07)	$0.53

Weighted average number of common shares outstanding:
Basic	21,832,831	21,594,401	21,805,692	21,455,601
Diluted	21,832,831	21,922,926	21,805,692	21,855,940

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

September 30, 2013

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net Income (Loss)	$(3,951,687)	$1,111,642	$(1,604,244)	$11,521,781

Other comprehensive income (loss):
Foreign currency translation adjustments	755,989	1,852,637	(2,093,196)	1,545,624

Total other comprehensive income (loss)	$(3,195,698)	$2,964,279	$(3,697,440)	$13,067,405

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

September 30, 2013

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,604,244)	$11,521,781
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,110,476	18,591,209
Gain on disposal of property and equipment	(635,265)	(1,060,986)
Non-cash compensation	817,391	380,955
Deferred income taxes	(2,792,520)	(1,113,099)
Changes in operating assets and liabilities
Trade accounts receivable	23,374,057	(8,119,120)
Cost and estimated earnings in excess of billings on uncompleted contracts	3,046,174	3,005,148
Prepaid expenses and other	2,105,774	1,544,548
Prepaid federal and state income tax	(1,673,101)	78,268
Other assets	1,769	(10,246)
Trade accounts payable	(9,374,217)	3,062,383
Accrued liabilities	(2,184,320)	1,669,776
Billings in excess of cost and estimated earnings on uncompleted contracts	(2,741,145)	4,310,422
Income taxes payable	(3,543,613)	2,704,357

NET CASH PROVIDED BY OPERATING ACTIVITIES	23,907,216	36,565,396

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,250,550)	(23,673,444)
Proceeds from sale of property and equipment	1,090,607	1,695,986

NET CASH USED IN INVESTING ACTIVITIES	(159,943)	(21,977,458)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(9,929,954)	(7,875,848)
Principal payments on capital lease obligations	(1,586,423)	(1,458,415)
Proceeds from exercise of stock options	395,551	377,382
Payment of dividends	(939)	(1,150)

NET CASH USED IN FINANCING ACTIVITIES	(11,121,765)	(8,958,031)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,625,508	5,629,907

EFFECT OF EXCHANGE RATES ON CASH	96,048	105,975

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,614,244	15,745,559

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,335,800	$21,481,441

Supplemental cash flow information

Interest paid	$903,667	$873,004
Income taxes paid	$8,167,772	$5,646,445

Noncash investing and financing activities

Capital lease obligations incurred	$368,396	$2,129,880
Financed equipment purchase	$—	$15,201,800
Financed insurance premiums	$3,064,370	$2,882,751
Restricted stock awards to employees	$25,441	$1,334,014
Treasury shares issued for stock options exercised	$484,866	$433,615

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

NOTE A

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.  References to “we,” “us,” “our,” “its,” “TGC” or the “Company” refer to TGC Industries, Inc. and our subsidiaries.

CRITICAL ACCOUNTING POLICIES

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the quarter ended September 30, 2013.  Certain policies have been paraphrased herein for convenience.

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

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

September 30, 2013

ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is a measure of income which includes both net income and other comprehensive income or loss.  Other comprehensive income or loss results from items deferred from recognition in the statement of earnings, which consists solely of foreign currency translation adjustments.  Accumulated other comprehensive income (loss) is presented on the Company’s consolidated balance sheet as a part of stockholder’s equity.  In addition, the Company reports comprehensive income and its components in a separate statement of comprehensive income.

Foreign currency translation income or loss represents changes in foreign currency rates used to translate the assets, liabilities, revenues and expenses of the Company’s international subsidiary from the local currency.  These changes in foreign currency rates may never be realized or may only be partially realized upon the ultimate disposition, if any, of the international subsidiary.  The Company’s foreign investment is considered permanent in nature as there are no plans in the foreseeable future for divestiture.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles-Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). This ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under accounting principles generally accepted in the United States (“U.S. GAAP”).  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company adopted this update in the first quarter of 2013 and it did not have a significant effect on its consolidated financial statements and related disclosures.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  This ASU clarifies the balance sheet presentation of an unrecognized tax benefit and was issued to resolve the diversity in practice that had developed in the absence any specific U.S. GAAP.  ASU 2013-11 is applicable to all entities that have an unrecognized tax benefit due to a net operating loss carryforward, a similar tax loss, of a tax credit carryforward.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and does not create any new disclosure requirements.  The Company will adopt ASU 2013-11 on January 1, 2014.  The Company does not anticipate that the adoption of ASU 2013-11 will have a significant effect on its consolidated financial statements.

NOTE B — MANAGEMENT PRESENTATION

In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included.  The results of the interim periods are not necessarily indicative of results to be expected for the entire year.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q report pursuant to certain rules and regulations of the Securities and Exchange Commission (the “SEC”).  For further information, refer to the financial statements and the footnotes thereto included in the Company’s Annual Report for the year ended December 31, 2012, filed on Form 10-K.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

September 30, 2013

NOTE C — EARNINGS (LOSS) PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock (“common shares”) outstanding.  Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants, and convertible securities.  All earnings per common share for the three-month and nine-month periods ended September 30, 2013 have been adjusted for the 5% stock dividend paid on May 14, 2013, to shareholders of record as of April 30, 2013.

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2013	2012	2013	2012
Basic:
Numerator:
Net income (loss)	$(3,951,687)	$1,111,642	$(1,604,244)	$11,521,781

Denominator:
Basic - weighted average common shares outstanding	21,832,831	21,594,401	21,805,692	21,455,601

Basic EPS	$(0.18)	$0.05	$(0.07)	$0.54

Diluted:
Numerator:

Net income (loss)	$(3,951,687)	$1,111,642	$(1,604,244)	$11,521,781

Denominator:
Weighted average common shares outstanding	21,832,831	21,594,401	21,805,692	21,455,601
Effect of Dilutive Securities:
Stock options	—	328,525	—	400,339
	21,832,831	21,922,926	21,805,692	21,855,940

Diluted EPS	$(0.18)	$0.05	$(0.07)	$0.53

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED

September 30, 2013

NOTE D — DIVIDENDS

On April 19, 2013, the Company declared a five percent (5%) stock dividend on its outstanding common shares.  The 5% stock dividend was paid on May 14, 2013, to shareholders of record as of April 30, 2013.  We paid our first cash dividend in December 2012 but may not pay cash dividends on our common shares in the foreseeable future.  While there are currently no contractual restrictions prohibiting us from paying dividends to our shareholders, it is at the discretion of the board of directors whether the Company pays any cash or stock dividends on our common shares in the foreseeable future and will depend on our financial condition, results of operations, capital and legal requirements, and other factors deemed relevant by our board of directors. We expect to retain any earnings to fund our future operations.

NOTE E — INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.  In addition, the Company paid, during the first nine months of 2013, federal and various state estimated income taxes for tax year 2013, as well as various state income taxes for tax year 2012.

NOTE F — SHARE-BASED COMPENSATION

The Company accounts for share-based compensation awards and for unvested awards outstanding using the modified prospective application method.  Accordingly, we recognized the fair value of the share-based compensation awards as wages in the Consolidated Statements of Earnings on a straight-line basis over the vesting period.  We have recognized compensation expense, relative to share-based awards, in wages in the Consolidated Statements of Earnings of approximately $158,000 and $194,000, or less than $0.01 per share for the three months ended September 30, 2013, and 2012, and approximately $817,000 and $381,000, or approximately $0.04 per share and $0.02 per share, for the nine months ended September 30, 2013, and 2012, respectively.

As of September 30, 2013, there was approximately $495,000 of unrecognized compensation expense related to our two share-based compensation plans which the Company expects to recognize over a period of three years.

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

Executive Overview

TGC Industries, Inc., a Texas corporation, and with its wholly-owned subsidiary, Eagle Canada, Inc., a Delaware corporation, (collectively “we,” “us,” “our,” “its,” “TGC” or the “Company”), is primarily engaged in the geophysical service business of conducting three-dimensional (“3-D”) surveys for clients in the oil and natural gas business.  TGC’s principal business office is located at 101 E. Park Blvd., Suite 955, Plano, Texas 75074 (Telephone: 972-881-1099).  TGC’s internet address is www.tgcseismic.com.  TGC makes available free of charge on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as soon as reasonably practicable after filing with, or furnishing such information to, the SEC.

We are a leading provider of seismic data acquisition services throughout the continental United States and Canada.  We supply seismic data to companies engaged in the domestic exploration and development of oil and natural gas on land and in land-to-water transition areas. Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.  We began the third quarter of 2013 operating three crews, and ended the quarter operating five crews in the U.S.  In Canada, we began the third quarter of 2013 operating three crews for short-term work at the beginning of the quarter and ended the quarter operating no crews.  We anticipate activating additional crews as conditions allow.  Due to the seasonality of the Canadian market, the second and third quarters usually have weak demand for seismic data acquisition services in Canada, and we expect increasing levels of demand for the services we provide in Canada for the next two quarters starting with the fourth quarter of 2013.

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

We provide our seismic data acquisition services primarily to major and independent onshore oil and natural gas exploration and development companies for use in onshore drilling and the production of oil and natural gas in the continental United States and Canada. The main factors influencing demand for seismic data acquisition services in our industry are the level of drilling activity by oil and natural gas companies and the sizes of such companies’ exploration and development budgets, which, in turn, depend largely on current and anticipated future crude oil and natural gas prices and depletion rates.

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

Results of Operations

The Company’s business is subject to seasonal variations; thus the results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of a full year’s results.

Nine Months Ended September 30, 2013, Compared to Nine Months Ended September 30, 2012 (Unaudited)

Revenues.  Our revenues were $115,806,689 for the nine months ended September 30, 2013, compared to $139,264,045 for the same period of 2012, a decrease of 16.8%.  Revenues for the nine months ended September 30, 2013, decreased due to our operation of fewer crews in the U.S. and Canada during the second and third quarters of 2013 as compared to the same period of 2012 because of the softening in the seismic market that began early in 2013.  This was partially offset by our revenue mix for the nine months ended September 30, 2013 that showed a significant increase in shot-hole work, which generates higher revenues but carries lower margins than vibroseis work, and a decrease in vibroseis work.

Cost of services.  Our cost of services was $90,011,820 for the nine months ended September 30, 2013, compared to $94,477,345 for the same period of 2012, a decrease of 4.7%.  As a percentage of revenues, cost of services was 77.7% for the nine months ended September 30, 2013, compared to 67.8% for the same period of 2012.  This increase was primarily attributable to a significant increase in higher cost shot-hole work and as a result of the costs we continued to incur as we idled several crews in the U.S. in the second and third quarters due to the softening in the seismic market.

Selling, general, and administrative expenses.  Selling, general and administrative (“SG&A”) expenses were $7,226,433 for the nine months ended September 30, 2013, compared to $6,484,735 for the same period of 2012, an increase of 11.4%.  This increase was primarily due to recent personnel additions and an increase in share-based compensation expense.  SG&A expense as a percentage of revenues was 6.2% for the nine months ended September 30, 2013, compared with 4.7% for the same period of 2012.

Depreciation and amortization expense.  Depreciation and amortization expense was $19,110,476 for the nine months ended September 30, 2013, compared to $18,591,209 for the same period of 2012, an increase of 2.8%.  This increase was primarily attributable to our acquisition of seismic recording equipment, vibration vehicles, and other equipment and vehicles during the last half of 2012.  Depreciation and amortization expense as a percentage of revenues was 16.5% for the nine months ended September 30, 2013, compared to 13.3% for the same period of 2012.

Income (loss) from operations.  Loss from operations was $542,040 for the nine months ended September 30, 2013 compared to income from operations of $19,710,756 for the same period of 2012.  The decrease was attributable to the idling of several crews in the U.S. in the second and third quarters of 2013 due to the softening in the seismic market, and a significant increase in shot-hole work, which carries higher costs and lower margins than vibroseis work.  EBITDA decreased $19,733,529 to $18,568,436 for the nine months ended September 30, 2013, from $38,301,965 for the same period of 2012, a decrease of 51.5%.  This decrease was a result of factors discussed above.  For a definition of EBITDA, a reconciliation of EBITDA to net income and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $903,667 for the nine months ended September 30, 2013, compared to $873,004 for the same period of 2012, an increase of 3.5%.  This increase was primarily attributable to borrowings for our purchases of seismic acquisition equipment during the last half of 2012.

Income tax expense.  Income tax expense was $158,537 for the nine months ended September 30, 2013, compared to $7,315,971 for the same period of 2012.  The tax expense for the nine months ended September 30, 2013 was due primarily to permanent tax differences.  This compares to an effective tax rate of 38.8% for the nine months ended September 30, 2012.

Three Months Ended September 30, 2013, Compared to Three Months Ended September 30, 2012 (Unaudited)

Revenues.  Our revenues were $21,115,045 for the three months ended September 30, 2013, compared to $41,834,680 for the same period of 2012.  The decrease in revenues was due to the soft demand that continued through the third quarter of 2013 and, as a result, we began the third quarter with three crews operating in the U.S. and ended the quarter with five crews.  This compares to nine crews operating in the U.S. in the third quarter of last year.  The Company’s Canadian operations did not contribute significantly to the overall results of this year’s or last year’s third quarter.

Cost of services.  Our cost of services was $18,492,618 for the three months ended September 30, 2013, compared to $30,918,343 for the same period of 2012, a decrease of 40.2%.  As a percentage of revenues, cost of services was 87.6% for the three months ended September 30, 2013, compared to 73.9% for the same period of 2012.  This decrease was largely due to our operation of fewer crews in the U.S.  Costs of services as a percentage of revenues for the third quarter of 2013 increased as a result of the costs we continued to incur as we idled several crews in the U.S. due to the softening in the seismic market.

Selling, general, and administrative expenses.  SG&A expenses were $2,391,946 for the three months ended September 30, 2013, compared to $2,134,408 for the same period of 2012, an increase of 12.1%.  This increase was primarily due to recent personnel additions and an increase in share-based compensation expenses.  SG&A expense as a percentage of revenues was 11.3% for the three months ended September 30, 2013, compared with 5.1% for the same period of 2012.

Depreciation and amortization expense.  Depreciation and amortization expense was $6,057,092 for the three months ended September 30, 2013, compared to $6,685,698 for the same period of 2012, a decrease of 9.4%.  This decrease was primarily attributable to lower capital expenditures in 2013.  Depreciation and amortization expense as a percentage of revenues was 28.7% for the three months ended September 30, 2013, compared to 16.0% for the same period of 2012.

Income (loss) from operations.  Loss from operations was $5,826,611 for the three months ended September 30, 2013, compared to income from operations of $2,096,231 for the same period of 2012.  This decrease was primarily attributable to lower revenues and higher cost of services as a percentage of revenues as discussed above.  EBITDA decreased $8,551,448 to $230,481 for the three months ended September 30, 2013, from $8,781,929 for the same period of 2012, a decrease of 97.4%.  This decrease was a result of those factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income and a discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $275,509 for the three months ended September 30, 2013, compared to $350,366 for the same period of 2012, a decrease of 21.4%.  This decrease was primarily attributable to our continuing payment of notes payable for purchases of seismic acquisition equipment, including the repayment in full of a note in each of February 2013 and September 2013.

Income tax benefit.  Income tax benefit was $2,150,433 for the three months ended September 30, 2013, compared to income tax expense of $634,223 for the same period of 2012.  The effective tax benefit rate was 35.2% for the three months ended September 30, 2013 compared to income tax expense of 36.3% for the same period of 2012.

EBITDA

We define EBITDA as net income (loss) plus interest expense, income tax expense, and depreciation and amortization expense. We use EBITDA as a supplemental financial measure to assess:

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

We also understand that EBITDA is used by investors to assess our performance. However, EBITDA is not a measure of operating income, operating performance, or liquidity presented in accordance with generally accepted accounting principles. When assessing our operating performance or our liquidity, you should not consider this data in isolation or as a substitute for our net income, cash flow from operating activities, or other cash flow data calculated in accordance with generally accepted accounting principles.  EBITDA excludes some, but not all, items that affect net income and operating income, and these measures may vary among other companies.  Therefore, EBITDA as presented below may not be comparable to similarly titled measures of other companies.  Further, the results presented by EBITDA cannot be achieved without incurring the costs that the measure excludes: interest, income taxes, and depreciation and amortization.

The following table reconciles our EBITDA to our net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Net income (loss)	$(3,951,687)	$1,111,642	$(1,604,244)	$11,521,781
Depreciation and amortization	6,057,092	6,685,698	19,110,476	18,591,209
Interest expense	275,509	350,366	903,667	873,004
Income tax expense (benefit)	(2,150,433)	634,223	158,537	7,315,971

EBITDA	$230,481	$8,781,929	$18,568,436	$38,301,965

Liquidity and Capital Resources

Cash Flows

Cash flows provided by operating activities.

Net cash provided by operating activities was $23,907,216 for the nine months ended September 30, 2013, compared to $36,565,396 for the same period of 2012.  The $12,658,180 decrease in cash flow from operating activities during the first nine months of 2013 from the same period of 2012 was principally attributable to decreases in cash provided by net income, accounts payable and accrued liabilities, billings in excess of cost and estimated earnings on uncompleted contracts and income taxes payable, which were partially offset by an increase in cash provided by accounts receivable.

Working capital increased $7,466,242 to $19,682,335 as of September 30, 2013, from the December 31, 2012 working capital of $12,216,093.  This increase was primarily due to increases of $12,721,556 in cash and $1,675,836 in prepaid expenses, and decreases of $9,442,175 in accounts payable, $2,260,080 in accrued liabilities, $2,770,584 in billings in excess of cost and estimated earnings on uncompleted contracts, and $4,569,891 in federal and state income taxes payable, partially offset by decreases of $23,886,883 in accounts receivable, and an increase of $3,046,266 in costs and estimated earnings in excess of billings on uncompleted contracts.

Cash flows used in investing activities.

Net cash used in investing activities was $159,943 for the nine months ended September 30, 2013, and net cash used in investing activities was $21,977,458 for the nine months ended September 30, 2012.  This change was due primarily to a decrease in capital expenditures of $22,422,894 resulting from the maintenance capital expenditures policy we implemented during the fourth quarter of 2012, as compared to the first nine months of 2012, during which we purchased additional wireless Geospace Seismic Recording systems and related equipment, replacement vehicles, and seven new vibration vehicles, partially offset by a decrease of $605,379 in proceeds from the sale of older property and equipment.

Cash flows used in financing activities.

Net cash used in financing activities was $11,121,765 for the nine months ended September 30, 2013, and $8,958,031  for the nine months ended September 30, 2012.  The increase was due primarily to an increase in principal payments on notes payable.

Capital expenditures.

During the nine months ended September 30, 2013, we acquired $1,618,946 of vehicles and equipment, primarily to add to and replace similar vehicles and equipment.  We financed these acquisitions by using $1,250,550 of cash on hand and by incurring $368,396 in capital lease obligations from a vehicle leasing company.  Although we do not budget for our capital expenditures, we may purchase additional equipment during 2013 should the demand for our services increase.

Liquidity.

Our primary sources of liquidity are cash generated from operations and short-term borrowings and leases from commercial banks and equipment lenders for capital expenditures.  Based on current forecasts, we believe that we have sufficient available cash and borrowing capacity to fund our working capital needs over the next 12 months.

Capital Resources

We have relied on cash generated from operations and short-term borrowings from commercial banks and equipment lenders to fund our working capital requirements and capital expenditures.

We have a revolving line of credit agreement with a commercial bank, pursuant to which we may borrow up to $5,000,000. The credit agreement was renewed for one-year terms on September 16, 2012, and September 16, 2013 and will expire on September 16, 2014.  We intend to renew the revolving credit agreement prior to its expiration.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the revolving credit agreement is payable monthly at the greater of the prime rate of interest or five percent.  As of September 30, 2013, we had no borrowings outstanding under the revolving credit agreement.

At September 30, 2013, we had five outstanding notes payable to commercial banks for equipment purchases.  The notes have interest rates between 3.50% and 5.00%, are due in monthly installments between $82,950 and $223,437 including interest, have a total outstanding balance of $16,817,564 and are collateralized by equipment.  Three notes payable with interest rates between 5.33% and 6.00% and monthly payments between $23,740 and $61,997 plus interest were paid off in 2012.  One note payable with interest of 6.35% and monthly payments of $50,170 including interest was paid off in February 2013, and one note payable with interest of 5.00% and monthly payments of $59,581 including interest was paid off in September 2013.  These notes were collateralized by equipment.

We also had three outstanding notes payable to finance companies for corporate insurance at September 30, 2013.  The notes have interest rates between 4.16% and 4.95%, are due in monthly installments between $16,861 and $329,823 including interest, and have a total outstanding balance of $1,340,047.

Contractual Obligations

We believe that our capital resources, including our short-term investments, funds available under our revolving credit agreement, and cash flow from operations, will be adequate to meet our current operational needs. We believe that we will be able to finance our 2013 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our revolving credit agreement.  However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic climate adversely affects the ability of our customers, and/or potential customers, to pay promptly amounts owing to the Company under their service contracts with us.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the quarter ended September 30, 2013.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  One new accounting pronouncement issued during the quarter ended September 30, 2013, is discussed earlier in Note A to the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change from the information provided in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2012, which is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains controls and procedures to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC.  Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize, and report information required to be included in reports filed or submitted under the Securities Exchange Act of 1934, as amended, within the required time period.  There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TGC INDUSTRIES, INC.

Date: November 8, 2013	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Date: November 8, 2013	/s/ James K. Brata
James K. Brata
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1

Amended and Restated Certificate of Formation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 8, 2013, and incorporated herein by reference.

3.2	Bylaws, as amended and restated March 25, 2009, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 31, 2009, and incorporated herein by reference.

*10.1	Sixth Amendment to Amended and Restated Loan and Security Agreement by and between TGC Industries, Inc. and Sovereign Bank, dated as of October 11, 2012.

*10.2

Seventh Amendment to Amended and Restated Loan and Security Agreement and Amendment to Amended and Restated Promissory Note by and between TGC Industries, Inc. and Sovereign Bank, dated as of September 16, 2013.

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