Form 10-K
period 2013-12-31
TGC INDUSTRIES INC
filed 2014-03-17
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $130,375,834.

Number of shares of Common Stock outstanding as of March 3, 2014:  21,957,167

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

Proxy statement for the 2014 annual meeting of shareholders — Part III

Part I

Information Regarding Forward-Looking Statements

This Form 10-K includes “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our view with respect to future events.  We base these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to risks, uncertainties, and assumptions about us, including:

•                  dependence upon energy industry spending for seismic data acquisition services;

•                  changes in economic conditions;

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

Overview

We are a leading provider of seismic data acquisition services throughout the continental United States and Canada.  As of December 31, 2013, we operated eight seismic crews consisting of five crews in the U.S. and three crews in Canada.  These seismic crews supply seismic data primarily to companies engaged in the exploration and development of oil and natural gas on land and in land-to-water transition areas.  Seismic acquisition services of our wholly-owned subsidiary, Eagle Canada, Inc. (“Eagle Canada”) are also used by the potash mining industry in Canada, and Eagle Canada has particular expertise through its heliportable capabilities.  Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.

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

Currently, the seismic data acquisition industry is made up of a number of companies divided into two groups. The first group is made up of three publicly-traded companies with long operating histories that field numerous crews and work in a number of different regions and terrain.  This group includes us, Dawson Geophysical Company, and CGG-Veritas.  We believe that these companies field approximately half of the seismic crews currently operating in the continental U.S. and Canada.  The second group is made up of smaller companies which generally run one or two seismic crews and often specialize in specific regions or types of operations.

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

Equipment and Crews

During 2011 and 2012, an increase in the demand for seismic services allowed for an expansion of the Company’s crew count from eleven crews at December 31, 2010, to twelve crews at December 31, 2011, and to fourteen crews at December 31, 2012.  Demand for seismic services softened beginning early in 2013, and as a result we decreased our crew count throughout the year, ending 2013 with eight crews.

In January of 2011, the Company acquired its second new 3,000 channel OYO Geospace Seismic Recording System (“GSR System”) financed by a note payable with a commercial lender.  This new GSR System uses cable-free/radio-free autonomous nodal data recorders which have a built-in GPS and disciplined clock. The GSR System provides for up to 30 days of continuous data recording.  This system is fully compatible with our ARAM recording equipment. In addition, our crews continue to utilize the state-of-the-art ARAM ARIES recording systems.  These systems employ cable telemetry technology enhanced by multiple baseline and redundant cable connections that provide seismic data acquisition services with increased reliability.  In April of 2011, the Company purchased an additional 2,500 channels with existing cash that were added to this system.  In May of 2011, the Company purchased five new INOVA vibration vehicles with existing cash.  In July of 2011, the Company acquired its third new GSR System financed by a note payable to a commercial bank.  The third GSR System contains 5,000 channels.  In September of 2011, we purchased with existing cash an additional 5,000 channels of ARAM equipment to supplement existing ARAM systems.  In October of 2011, the Company purchased two new INOVA vibration vehicles with existing cash.  In November of 2011, the Company purchased an additional 3,000 channels of GSR equipment with existing cash.  In January of 2012, we purchased an additional 14,200 channels of GSR equipment financed by existing cash and a note payable to a commercial bank.  In April of 2012, the Company purchased seven new INOVA vibration vehicles with existing cash.  Also in April of 2012, the Company purchased 13,000 channels of GSR equipment financed partially with existing cash and partially by a note payable to a commercial bank.  In October of 2012, we purchased 8,000 stations of 3-channel GSX wireless recording system along with all peripheral equipment.  GSX wireless recording systems are the most current GSR wireless recording systems available.  The purchase of the OYO Geospace GSX recording system equipment was financed partially with existing cash and partially by a note payable to a commercial bank.  Beginning early in 2013, we experienced a softening in demand for seismic services and, as a result, the Company adopted a maintenance capital expenditures program curtailing large equipment purchases for the duration of the year and continuing into early 2014.

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

Capital Expenditures

We believe that it is essential to take advantage of advances in seismic technology and to commit capital to purchase and update our equipment cost-effectively. Purchasing and updating seismic equipment and technology involves a commitment to capital spending.  We also tie our capital expenditures closely to demand for our services. As a result, due to softening in demand for seismic services beginning early in 2013, the Company adopted a maintenance capital expenditures program curtailing large equipment purchases for the duration of 2013 and continuing into early 2014.  During the year ended December 31, 2013, we made capital expenditures of approximately $2,475,000, primarily to maintain existing equipment.  During the year ended December 31, 2012, capital expenditures of approximately $57,108,000 were used to acquire, maintain, and replace seismic equipment and vehicles. Major purchases in 2012 included our fourth GSR System with 7,200 channels, our fifth GSR System with 7,000 channels, our sixth GSR System with 13,000 channels, some of which were added to existing systems, an 8,000 station 3-channel GSX wireless recording system, and seven new INOVA vibration vehicles.  During the year ended December 31, 2011, capital expenditures of approximately $30,730,000 were used to acquire, maintain, and replace seismic equipment and vehicles. Major purchases in 2011 included our second GSR System with 3,000 channels to which we added an additional 2,500 channels, our third GSR System with 5,000 channels, an additional 3,000 GSR System channels which were added to existing systems, 5,000 additional ARAM channels, and seven new INOVA vibration vehicles.  These major investments should continue to bring us the benefits of these new technologies and allow us to be in a cash building mode in 2014.

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

During 2013, our largest customer accounted for approximately 12% of revenues.  During 2012, our largest customer accounted for approximately 16% of revenues.  During 2011, our largest customer accounted for approximately 17% of revenues.  At December 31, 2013 and December 31, 2012, our backlog was approximately $52 million and $81 million, respectively.  We filled our 2012 backlog during fiscal 2013, and anticipate filling our 2013 backlog during fiscal year 2014.  Due to our backlog, we would not expect the loss of any single customer to have a material adverse effect on our operations.

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

Competition

The acquisition of seismic data for the oil and natural gas industry is a highly competitive business.  Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although factors other than price, such as crew safety, performance history, and technological and operational expertise, are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are Dawson Geophysical Company and CGG-Veritas.  In addition to the previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two crews.

Employees

As of December 31, 2013, we employed a total of 653 full-time employees, of which 32 consisted of management, sales, and administrative personnel with the remainder being crew and crew support personnel.  We believe our relationship with our employees to be satisfactory.

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

We do not carry insurance against certain risks that we could experience such as business interruption resulting from equipment maintenance or weather delays. We obtain insurance against certain property and personal casualty risks and other risks when such insurance is available and when our management considers it advisable to do so. Currently, our insurance coverage consists of employers’ liability with limits of $1,000,000 per accident and $2,000,000 in the aggregate, commercial general liability of $1,000,000 per accident and $2,000,000 in the aggregate, pollution liability of $1,000,000 per accident and $2,000,000 in the aggregate, automobile liability with a $1,000,000 combined single limit, and a $20,000,000 umbrella policy. Our general service agreements require us to have specific amounts of insurance.  Management believes that the Company’s insurance coverage is adequate.  There can be no assurance, however, that any insurance obtained by us will be adequate to cover any losses or liabilities, or that this insurance will continue to be available or available on terms which are acceptable to us. Liabilities for which we are not insured, or which exceed the policy limits of our applicable insurance, could have a material adverse effect on us.

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

Company Risks

We may incur losses.

We reported net loss of approximately $6,316,000 for the year ended December 31, 2013, compared to net income of approximately $15,672,000 for the year ended December 31, 2012, and net income of $10,833,000 for the year ended December 31, 2011. We also reported net loss for 2010 and net income for the years ended December 31, 2009, 2008, and 2007.  Our ability to be profitable in the future will depend on many factors beyond our control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our revenues and operating results can be expected to fluctuate from period to period.

Our revenues, operating results, and profitability may fluctuate from period to period. These fluctuations are attributable to the level of new business in a particular period, the timing of the initiation, progress, or cancellation of significant projects, higher revenues and expenses on our dynamite contracts, and costs we incur to train new crews we may add in the future to meet increased customer demand. Fluctuations in our operating results may also be affected by other factors that are outside of our control such as permit delays, weather delays, and crew productivity. Oil and natural gas prices continued to be volatile during the year ended December 31, 2013, and have resulted in demand fluctuations for our services. There can be no assurance of future oil and gas price levels or stability.  The demand for our services will be adversely affected by a significant reduction in oil and natural gas prices and by climate change legislation or material changes to U.S. energy policy.  Since our business has high fixed costs, the negative effect of one or more of these factors could trigger wide variations in our operating revenues, EBITDA margin, and profitability from quarter-to-quarter, which these factors render quarter-to-quarter comparisons unreliable as an indicator of performance.  Due to the factors discussed above, you should not expect sequential growth in our quarterly revenues and profitability.

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

Seismic data acquisition technologies historically have steadily improved and progressed, and we expect this progression to continue. Our strategy had been to upgrade our seismic data acquisition equipment on a regular basis to maintain our competitive position, however, we currently have in place a maintenance capital expenditures policy.  We are in a capital intensive industry and have limitations on our ability to obtain the financing necessary to enable us to purchase state-of-the-art equipment, some of our competitors may be able to purchase newer equipment when we may not be able to do so.

We are dependent on our management team and key employees, and the loss of any of them could harm our business.

We have limited management depth with the result of the loss, whether by death, departure, or illness, of Wayne A. Whitener, our President and Chief Executive Officer, or other senior executives could have a material adverse effect on the ability of management to continue operations at the same level of efficiency. We have key man insurance on the life of our President and Chief Executive Officer so that, in the event of his untimely death, we would receive insurance proceeds of $1,000,000 under this policy.

Certain members of our management team are not subject to employment or non-competition agreements and may leave our employment at any time.

Our President and Chief Executive Officer and a salesman, and the President and an Operations Supervisor of Eagle Canada are subject to employment agreements and non-competition agreements.  Members of our management team who are not subject to employment or non-competition agreements could leave upon little or no notice, which could have a material adverse effect on our management’s ability to continue operations at the same level of effectiveness. Additionally, the lack of non-competition agreements would allow these members of our management team to immediately begin working for one of our competitors upon the termination of their relationship with us. This could have a negative impact on our strategic plan and our relationships with customers.

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

Certain assets that are critical to our operations, including a 5,000 channel GSR System, acquired in 2011, an additional 7,200 channels of GSR equipment acquired in 2012, two GSR Systems with a total of 13,000 channels acquired in 2012, and an 8,000 station GSX system acquired in 2012 are pledged as collateral to commercial banks and could be subject to foreclosure in the event that we default on our indebtedness having 36 to 60 month terms.  We currently have debt obligations covering the purchase of this equipment that require monthly payments between approximately $128,000 and $223,000.  These debt obligations mature at various dates ranging from August of 2014 to January of 2017.  Any decline in our operations could inhibit our ability to make these substantial monthly payments. In view of the short terms of these notes, a failure to make the monthly payments on these notes could cause our lenders to foreclose quickly on the assets securing these notes.  The foreclosure on certain of our core assets securing these notes could severely limit our ability to continue operations.

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

We do not carry insurance against certain risks that could cause losses, including business interruption resulting from equipment maintenance or weather delays (see “Business - Operating Risks and Insurance”).

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

•                  An economic downturn could adversely affect our revenues and cash flows if our customers and/or potential customers, become unable to pay, or must delay payment of, amounts owing to the Company because such customers are not successful in generating revenues or are precluded from securing necessary financing.

The high fixed costs of our operations could result in operating losses.

Companies within our industry are typically subject to high fixed costs which consist primarily of depreciation (a non-cash item) and maintenance expenses associated with seismic data acquisition and equipment and crew costs. In addition, ongoing maintenance capital expenditures, as well as new equipment investment, can be significant. As a result, any extended periods of significant downtime or low productivity caused by reduced demand, weather interruptions, equipment failures, permit delays, or other causes could result in operating losses.

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

Our stock price is subject to significant volatility. Overall market conditions, including a decline in oil and natural gas prices and other risks and uncertainties described in this “Risk Factors” section and elsewhere in this Form 10-K, could cause the market price of our common stock to fall. The high and low sales prices of our common stock for the year ended December 31, 2013, were $10.43 and $6.31, respectively.

Our common stock is listed on the NasdaqGS Stock Market under the symbol “TGE.” However, daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities.  For example, during 2013 our daily trading volume was as low as 8,100 shares.  It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.

Our officers and directors own a large percentage of our common stock, and they may exercise control over our business and affairs.

Our officers and directors as a group beneficially own approximately 29% of our common stock as of December 31, 2013  As a result, they will continue to be able to exercise significant influence, and in most cases control, over matters requiring shareholder approval, including the election of directors, changes to our charter documents, and significant corporate transactions.  This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business.  The continued concentrated ownership of our common stock will make it difficult for another company to acquire us and for you to receive any related takeover premium for your shares (unless the controlling group approves the acquisition).

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

We paid our first cash dividend in 2012 but did not pay a cash dividend in 2013 and may not pay cash dividends on our common stock in the foreseeable future, and therefore only appreciation of the price of our common stock may provide a return to our shareholders.

We paid our first cash dividend in December of 2012 but did not pay a cash dividend in 2013 and may not pay cash dividends on our common stock in the foreseeable future.  While there are currently no restrictions prohibiting us from paying dividends to our shareholders, it is at the discretion of the board of directors whether the Company pays any cash dividends on our common stock in the foreseeable future and will depend on our financial condition, results of operations, capital and legal requirements, and other factors deemed relevant by our board of directors. Earnings, if any, are expected to be retained to fund our future operations.  On May 14, 2013 and May 14, 2012, the Company paid 5% stock dividends to its shareholders.  No stock dividends were declared or paid in 2011.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. DESCRIPTION OF PROPERTY.

Our Houston sales office is in a 1,711-square foot facility.  The monthly rent is currently $3,422.  Our corporate office in Plano, Texas was increased from 8,523 square feet to 10,137 square feet of office space in March of 2012.  The monthly rent is currently $15,206.  We leased an 800-square foot facility in Oklahoma City, Oklahoma, as a sales office on a month-to-month basis, and the monthly rent was $665.  This office was closed on October 31, 2013.  We lease a 400-square foot facility in Pratt, Kansas, as a permit office on a month-to-month basis, and the current monthly rent is $500.  In October of 2012, we expanded our Denison, Texas repair warehouse facility with the addition of a third 10,000-square foot building.  The Denison, Texas, facility consists of one 5,000-square foot building, three 10,000-square foot adjacent buildings, and an outdoor storage area of approximately 60,500 square feet.  The monthly rent is currently $14,438.  We lease a 915-square foot office facility in Midland, Texas, as a sales office with a monthly rent of $1,296.  We lease 3,030 square feet of office space located in Calgary, Alberta.  The monthly rent is currently $11,922.  In addition, Eagle Canada leases a 10,088-square foot facility, also located in Calgary, Alberta, that is used as a shop and warehouse.  The monthly rent is currently $7,479.  We also lease a storage and parking area adjacent to the Eagle Canada shop and warehouse.  The monthly rent is currently $4,768.  The Company is not responsible for insuring these facilities.  The conditions of these facilities are good, and we believe that these properties are suitable and adequate for our foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a defendant in various legal actions that arose or may arise out of the normal course of business.  In our opinion, none of these actions has or will result in any significant loss to us.

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

The following table shows the high and low sales prices reported for our common stock on NASDAQ during 2013 and 2012.  On December 27, 2012, the Company paid its first cash dividend of $0.15 per common share to shareholders of record at the close of business on December 17, 2012.  The Company did not pay a cash dividend in 2013.  On May 14, 2013 and on May 14, 2012 the Company paid 5% stock dividends to shareholders of record at the close of business on April 30, 2013 and April 30, 2012, respectively.  No cash or stock dividends were declared or paid in 2011.  All prior share and per share amounts have been restated to reflect the stock dividends.

	2013		2012
	High	Low	High	Low

1st quarter	$10.43	$8.05	$10.83	$7.09
2nd quarter	9.96	7.72	11.55	8.69
3rd quarter	10.01	7.50	10.46	5.96
4th quarter	8.30	6.31	8.39	6.46

The number of shareholders of record of TGE’s common stock as of March 3, 2014, was approximately 143.  Due to the number of shares held in nominee or street name, we believe that there are a significantly greater number of beneficial owners of our common stock.  As of such date, CEDE & CO. held 18,033,473 shares in street name.  On March 3, 2014, our common stock was quoted at a closing sales price of $6.34.

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

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data.” A cash dividend of $0.15 per common share was declared and paid in December of 2012. No cash dividends were declared in any of the remaining four years shown below:

	Year Ended December, 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Statement of Income Data:

Revenues	$134,535	$196,317	$151,029	$108,319	$90,432

Net income (loss)	$(6,316)	$15,672	$10,833	$(1,223)	$1,880

Net Income (loss) per common share - basic	$(0.29)	$0.73	$0.51	$(0.06)	$0.09

Net Income (loss) per common share - diluted	$(0.29)	$0.72	$0.50	$(0.06)	$0.09

Weighted average number of common shares outstanding - basic	21,842	21,514	21,216	21,170	21,162

Weighted average number of common shares outstanding - diluted	21,842	21,898	21,548	21,170	21,235

Total assets	$98,302	$142,028	$99,881	$87,615	$86,050

Long-term debt, less current maturities	$7,385	$16,298	$6,956	$6,021	$6,507

Shareholders’ equity	$69,131	$77,986	$63,720	$52,863	$52,695

Cash dividends declared per common share	$—	$0.15	$—	$—	$—

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

Currently, the seismic data acquisition industry is made up of a number of companies divided into two groups. The first group is made up of three publicly-traded companies with long operating histories which field numerous crews and work in a number of different regions and terrain.  This group includes us, Dawson Geophysical Company and CGG-Veritas.  We believe that these companies field approximately half of the seismic crews currently operating in the continental U.S. and Canada.  The second group is made up of smaller companies who generally run one or two seismic crews and often specialize in specific regions or types of operation.

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

The acquisition of seismic data for the oil and natural gas industry is a highly competitive business. Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although factors other than price, such as crew safety, performance history, and technological and operational expertise, are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are Dawson Geophysical Company and CGG-Veritas. In addition to the previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two crews.  We believe that our long-term industry expertise, the customer relationships developed over our history, and our financial stability gives us an advantage over most of our competitors in the industry.

Results of Operations

Year Ended December 31, 2013, Compared to Year Ended December 31, 2012

Revenues.  Our revenues were $134,534,540 for the year ended December 31, 2013, compared to $196,317,215 for the same period of 2012, a decrease of 31.5%.  Revenues for the 12 months ended December 31, 2013 decreased due to the softening in the seismic market that began early in 2013, our operation of fewer crews in the U.S. and Canada during the second, third, and fourth quarters of 2013 as compared to the same period of 2012, and severe weather conditions in many or our key markets in the U.S. and Canada during the fourth quarter of 2013.  In 2013 in the U.S., we operated nine crews in the first quarter, began the second quarter operating nine crews and ended the second quarter operating two crews.  We started the third quarter with three crews and ended the quarter operating five crews which we continued operating during the fourth quarter of 2013.  In Canada, we operated six crews in the first quarter of 2013, began the second quarter operating six crews, and ended the quarter operating two crews.  We operated no crews in Canada during the third quarter of 2013 and started and ended the fourth quarter operating three crews.  This compares to 2012 when we operated eight seismic crews in the U.S. during the first and second quarters, added a ninth crew in the third quarter, and continued operating nine crews during the fourth quarter of 2012.  We operated seven seismic crews in Canada during the first quarter, two crews during the second quarter, the equivalent of 1.5 crews during the third quarter, and five crews during the fourth quarter of 2012.

Cost of services.  Our cost of services was $107,675,356 for the year ended December 31, 2013, compared to $135,279,937 for the same period of 2012, a decrease of 20.4%.  This decrease is attributable to operating fewer crews.  When a crew is shut down, several key crew members continue as paid employees of the Company (to retain their skill sets), and the majority of the crew is laid off without pay.  As a percentage of revenues, cost of services was 80.0% for the year ended December 31, 2013, and 68.9% for the year ended December 31, 2012.  This increase was primarily attributable costs we incurred as we idled several crews in the U.S. in the second and third quarters due to the softening in the seismic market, adverse weather conditions in the U.S. and Canada, an increase in higher cost shot-hole work, and land permitting issues in Canada in the fourth quarter of 2013.

Selling, general, and administrative expenses.  SG&A expenses were $9,593,068 for the year ended December 31, 2013, compared to $8,755,270 for the same period of 2012, an increase of 9.6%.  This increase was primarily attributable to personnel additions and an increase in share-based compensation expense.  SG&A expense as a percentage of revenues was 7.1% for the year ended December 31, 2013, and 4.5% for the year ended December 31, 2012, reflecting the decrease in revenues in 2013.

Depreciation and amortization expense.  Depreciation and amortization expense was $24,644,190 for the year ended December 31, 2013, compared to $25,502,597 for the same period of 2012, a decrease of 3.4%.  This decrease was primarily attributable to our maintenance capital expenditures policy adopted early in the first quarter of 2013.  Depreciation and amortization expense as a percentage of revenues was 18.3% for the year ended December 31, 2013, compared to 13.0% for the same period of 2012 reflecting the decline in revenues in 2013.

Income (loss) from operations.  Loss from operations was $7,378,074 for the year ended December 31, 2013, compared to income from operations of $26,779,411 for the year ended December 31, 2012.  The decrease was attributable to idling of several crews in the U.S. in the second and third quarters of 2013 due to the softening in the seismic market, adverse weather conditions in the U.S. and Canada, an increase in shot-hole work which carries higher costs and lower margins than vibroseis work and land permitting issues in Canada in the fourth quarter of 2013.

EBITDA decreased $35,015,892 to $17,266,116 for the 12 months ended December 31, 2013, from $52,282,008 for the same period of 2012, a decrease of 67.0%.  This decrease was primarily a result of our net loss of $6,316,041 for 2013 compared to net income of $15,671,879 for the same period in 2012, and related decrease in income tax expense.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $1,091,476 for the year ended December 31, 2013, compared to $1,222,454 for the same period of 2012, a decrease of 10.7%.  This decrease was primarily attributable to our pay off in 2013 of three notes payable incurred for the purchase of seismic equipment.

Income tax (benefit) expense.  Income tax benefit was $2,153,509 for the year ended December 31, 2013, compared to income tax expense of $9,885,078 for the same period of 2012.  This decrease was attributable to the net loss in 2013 as compared to net income in 2012.  Income tax benefit for the year ended December 31, 2013 reflects the impact of state taxes, net of federal benefit, and permanent tax differences, including share based compensation.  See Note H of Notes to Financial Statements.

Year Ended December 31, 2012, Compared to Year Ended December 31, 2011

Revenues.  Our revenues were $196,317,215 for the year ended December 31, 2012, compared to $151,028,582 for the same period of 2011, an increase of 30.0%.  Approximately 74% of the increase in revenues was attributable to continued improvement in the North American land seismic acquisition market and increased efficiencies of new wireless recording technology, and approximately 26% of the increase in revenues was attributable to our operation of additional seismic crews.  We operated eight seismic crews in the U.S. during the first and second quarters, added a ninth crew in the third quarter, and continued operating nine crews during the fourth quarter of 2012, as compared to seven seismic crews in the U.S. during the first quarter, the addition of an eighth crew in the second quarter, and we continued operating eight crews during the third and fourth quarters of 2011.  We operated seven seismic crews in Canada during the first quarter, two crews during the second quarter, the equivalent of 1.5 crews during the third quarter, and five crews during the fourth quarter of 2012, as compared to six seismic crews during the first quarter, two crews during the second and third quarters, and four crews during the fourth quarter of 2011.

Cost of services.  Our cost of services was $135,279,937 for the year ended December 31, 2012, compared to $104,022,944 for the same period of 2011, an increase of 30.0%.  Virtually all of this increase was attributable to strong revenue growth during 2012.  As a percentage of revenues, cost of services was 68.9% for both the year ended December 31, 2012, and the year ended December 31, 2011.

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

Interest expense.  Interest expense was $1,222,454 for the year ended December 31, 2012, compared to $784,425 for the same period of 2011, an increase of 55.8%.  This increase was primarily attributable to additional debt of $22,202,000 incurred in 2012 for the purchase of additional GSR and GSX systems, channels, and other seismic equipment and vehicles.  The increase was partially offset by our continuing principal payments of $11,338,000 on notes payable and capital lease obligations.

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

The following table reconciles our EBITDA to our net income (loss):

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$(6,316,041)	$15,671,879	$10,833,215
Depreciation and amortization expense	24,644,190	25,502,597	19,214,069
Interest expense	1,091,476	1,222,454	784,425
Income tax expense (benefit)	(2,153,509)	9,885,078	6,547,250
EBITDA	$17,266,116	$52,282,008	$37,378,959

Liquidity and Capital Resources

Liquidity

Cash flows from operating activities.

Net cash provided by operating activities was $22,969,342 for the year ended December 31, 2013, compared to $39,283,062 for the same period of 2012.  The $16,313,720 decrease was principally attributable to a net loss of $6,316,041 in 2013 as compared to net income of $15,671,879 for the same period in 2012.  The timing of billings and revenue recognition, the collections of accounts receivable, the timing of receipt and payment of invoices, federal and state income taxes payable, depreciation and amortization, and the mix of contracts account for the remainder of the decrease.

Working capital increased $5,492,070 to $17,708,163 as of December 31, 2013, from the December 31, 2012, working capital of $12,216,093.  This increase was due primarily to increases in cash and cash equivalents of $7,516,130 and $3,909,198 in prepaid federal and state income taxes, and decreases of $9,582,719 in trade accounts payable, $2,958,078 in accrued liabilities, $3,104,129 in billings in excess of costs and estimated earnings on uncompleted contracts, and $2,180,400 in current maturities of notes payable, partially offset by decreases in trade accounts receivable of $24,898,346 and $3,950,996 in costs and estimated earnings in excess of billings on uncompleted contracts.

Cash flows used in investing activities.

Net cash used in investing activities was $667,498 for the year ended December 31, 2013, and $30,265,696 for the year ended December 31, 2012.  This $29,598,198 decrease was due to a decrease in capital expenditures of $30,121,740 and a decrease in proceeds from the sale of property and equipment of $523,542.

Cash flows used in financing activities.

Net cash used in financing activities was $14,996,672 for the year ended December 31, 2013, and $16,140,906 for the year ended December 31, 2012.  The $1,144,234 decrease was due primarily to no cash dividend payment in 2013 as compared with the payment of cash dividends of $3,099,014 in 2012, partially offset by an increase in principal payments on notes payable of $2,004,365.

Capital expenditures.

Early during the year ended December 31, 2013 we adopted a maintenance capital expenditures program and incurred capital expenditures of $2,474,865, primarily to maintain existing equipment.  During the year ended December 31, 2012, capital expenditures of $57,107,732 were used to acquire seismic equipment and vehicles, replace similar equipment and vehicles, and to purchase our fourth and fifth GSR systems consisting of a total of 14,200 channels and related equipment, our sixth GSR system with 13,000 channels, our first next-generation 3-channel GSX system with 8,000 stations, and seven new INOVA vibration vehicles.  Cash of $31,970,418, notes of $22,201,800 from a commercial bank, and capital lease obligations from a vehicle leasing company of $2,935,514 were used to finance these acquisitions.  This major investment should continue to bring us the benefits of these new technologies and allow us to be in a cash building mode in 2014.  We may, however, purchase additional equipment during 2014 as the demand for our services warrants.

Capital Resources

Historically, we have relied on cash generated from operations, short-term borrowings from commercial banks and equipment lenders, and loans from directors to fund our working capital requirements and capital expenditures.

The Company has a revolving line of credit agreement with a commercial bank.  The borrowing limit under the revolving line of credit agreement is $5,000,000 and was renewed on September 16, 2012, and again on September 16, 2013.  The revolving line of credit agreement does not expire until September 16, 2014.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the line of credit loan agreement is payable monthly at the greater of the prime rate of interest or five percent.  As of December 31, 2013, and since its inception, we have had no borrowings outstanding under the line of credit loan agreement.

At December 31, 2013, the Company had four outstanding notes payable to commercial banks for equipment purchases.  The notes have interest rates between 3.50% and 4.60%, are due in monthly installments between $128,363 and $215,863 plus interest, have a total outstanding balance of $14,416,225, and are collateralized by equipment.  Three notes payable with interest rates between 5.00% and 6.35% and monthly payments between $50,170 and $82,950 plus interest were paid off in 2013.  These notes were collateralized by equipment.

The Company had, at December 31, 2013, two outstanding notes payable to finance companies for corporate insurance.  The notes have interest rates between 4.00% and 4.95%, are due in monthly installments between $18,831 and $329,823 including interest, and have a total outstanding balance of $501,766.

Our Houston sales office is in a 1,711-square foot facility.  The monthly rent is currently $3,422.  Our corporate office in Plano, Texas was increased from 8,523 square feet to 10,137 square feet of office space in March of 2012.  The monthly rent is currently $15,206.  We leased an 800-square foot facility in Oklahoma City, Oklahoma, as a sales office on a month-to-month basis, and the monthly rent was $665.  This office was closed on October 31, 2013.  We lease a 400-square foot facility in Pratt, Kansas, as a permit office on a month-to-month basis, and the current monthly rent is $500.  In October of 2012, we expanded our Denison, Texas repair warehouse facility with the addition of a third 10,000-square foot building.  The Denison, Texas, facility consists of one 5,000-square foot building, three 10,000-square foot adjacent buildings, and an outdoor storage area of approximately 60,500 square feet.  The monthly rent is currently $14,438.  We lease a 915-square foot office facility in Midland, Texas, as a sales office with a monthly rent of $1,296.  Upon the acquisition of Eagle Canada, we assumed a lease for 3,030 square feet of office space located in Calgary, Alberta.  The monthly rent is currently $11,922.  In addition, Eagle Canada leases a 10,088-square foot facility, also located in Calgary, Alberta, that is used as a shop and warehouse.  The monthly rent is currently $7,479.  We also lease a storage and parking area adjacent to the Eagle Canada shop and warehouse.  The monthly rent is currently $4,768.  The Company is not responsible for insuring these facilities.  The conditions of these facilities are good, and we believe that these properties are suitable and adequate for our foreseeable needs.

Contractual Obligations

The following table summarizes payments due in specific periods related to our contractual obligations as of December 31, 2013:

	Payments Due by Period
		Within			After
Contractual Obligations	Total	1 Year	1-2 Years	3-5 Years	5 Years
	(In thousands)
Operating lease obligations	$1,831	$642	$468	$721	$—
Debt obligations	$14,918	$8,435	$4,814	$1,669	$—
Capital lease obligations	$2,325	$1,423	$756	$146	$—
Total	$19,074	$10,500	$6,038	$2,536	$—

We believe that our capital resources, including our short-term investments, funds available under our line of credit loan agreement, and cash flow from operations, are adequate to meet our current operational needs. We believe that we will be able to finance our 2014 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our line of credit loan agreement.  However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance which is subject to the risks inherent in our business.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements.

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

Revenue Recognition

Seismic Surveys

The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers.  We typically enter into a supplemental agreement setting forth the terms of each project, which may be cancelled by either party upon 30 days’ advance written notice.  These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project.  Under both types of agreements, the Company recognizes revenues when services have been performed and revenue is realizable.  Services are defined as the commencement of data acquisition.  Revenues are deemed realizable when earned according to the terms of the contracts.  Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement.  Revenue under turnkey agreements is recognized on a per unit of seismic data acquired rate as services are performed.  Revenue under term agreements is recognized on a per unit of time worked rate as services are performed based on the time worked rate provided in the term agreement.  In the event of a cancelled contract, revenue is recognized and the client is billed for services performed to the date of contract cancellation.  When it becomes evident that the estimates of total costs to be incurred on a contract will exceed the total estimates of revenue to be earned, an estimated loss is recognized in the period in which the loss is identifiable.  The asset “Cost and estimated earnings in excess of billings on uncompleted contracts” represents cost incurred on turnkey agreements in excess of billings on those agreements.  The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of cost on those agreements.

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

Allowance for Doubtful Accounts

We prepare our allowance for doubtful accounts receivable based on our past experience of historical write-offs, our current customer base, and our review of past due accounts. The inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of our customers.  In 2013, 2012 and 2011, no allowances were necessary.

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

Share-Based Compensation

We recognize the fair value of the stock-based compensation awards, including stock options and restricted stock, as wages in the consolidated statements of earnings on a straight-line basis over the vesting period of the related stock options or restricted stock awards.  This has resulted in the recognition of compensation expense, relative to stock-based awards, in wages in the consolidated statements of earnings of approximately $973,000 or approximately $0.04 per share for the year ended December 31, 2013, and $601,000 or approximately $0.03 per share for the year ended December 31, 2012

Shares of restricted stock were issued to employees of the Company under the 2006 Stock Awards Plan as follows:  18,000 in August of 2007; 10,000 in June of 2008; 5,000 in July of 2009; 5,000 in May of 2010; 25,331 in November of 2011; 21,520 in December of 2011; 6,000 in January of 2012; 213,125 in August of 2012; and 6,000 in February of 2013.  In June of 2013, 45,000 shares were rescinded from the August 2012 grant, and 30,000 shares were issued in their place.  In addition, stock options were issued to employees of the Company under the 2006 Stock Awards Plan as follows:  335,000 in October of 2008; 135,000 in November of 2009; and 15,000 in November of 2011.  No incentive stock options were granted to employees in 2010, 2012, or 2013.  As of December 31, 2013, there was approximately $389,000 of unrecognized compensation expense related to our share-based compensation plan.

Recently Issued Accounting Pronouncements

In July of 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles-Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). This ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under accounting principles generally accepted in the United States (“U.S. GAAP”).  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company adopted this update in the first quarter of 2013, and it did not have a significant effect on its consolidated financial statements and related disclosures.

In July of 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  This ASU clarifies the balance sheet presentation of an unrecognized tax benefit and was issued to resolve the diversity in practice that had developed in the absence any specific U.S. GAAP.  ASU 2013-11 is applicable to all entities that have an unrecognized tax benefit due to a net operating loss carryforward, a similar tax loss, of a tax credit carryforward.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and does not create any new disclosure requirements.  The Company will adopt ASU 2013-11 on January 1, 2014.  The Company anticipates that the adoption of ASU 2013-11 will not have a significant effect on its consolidated financial statements.

Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition during the past three years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any hedging agreements or swap agreements. Our principal market risk is the risk related to the concentration of our customers in the oil and natural gas industry. Since our customers are involved in the oil and natural gas industry, there may be a positive or a negative effect on our exposure to credit risk in that our customers may be similarly affected by changes in economic and industry conditions.  For the year ended December 31, 2013, our largest customer accounted for approximately 12% of revenues.  For the year ended December 31, 2012, our largest customer accounted for approximately 16% of revenues.  For the year ended December 31, 2011, our largest customer accounted for approximately 17% of revenues.  We conduct business in Canada which subjects us to a foreign currency exchange rate risk.  Our results of operations and our cash flows could be impacted by changes in foreign currency exchange rates.

We are exposed to foreign currency exchange risk, primarily through our operations in Canada.  Certain transactions in Canada are exposed to economic losses in the event of adverse changes in the currency exchange rate.  If the Canadian Dollar continues to appreciate with respect to the U.S. Dollar, our costs in Canada may increase.  Currently, we do not use derivative financial instruments to offset the risk of foreign currency.

For further information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

TGC Industries, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of TGC Industries, Inc. and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013.  The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TGC Industries, Inc. and Subsidiary as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TGC Industries, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ LANE GORMAN TRUBITT, PLLC

Dallas, Texas
March 17, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

TGC Industries, Inc. and Subsidiary

We have audited TGC Industries, Inc. and Subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, TGC Industries, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TGC Industries, Inc. and Subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013 and our report dated March 17, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ LANE GORMAN TRUBITT, PLLC

Dallas, Texas
March 17, 2014

TGC Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31,

	2013	2012
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$16,130,374	$8,614,244
Trade accounts receivable	10,742,412	35,640,758
Cost and estimated earnings in excess of billings on uncompleted contracts	2,312,947	6,263,943
Prepaid expenses and other	1,808,411	1,824,779
Prepaid federal and state income tax	3,909,198	—

Total current assets	34,903,342	52,343,724

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	185,405,886	190,943,331
Automobiles and trucks	14,272,341	15,265,627
Furniture and fixtures	486,700	488,779
Leasehold improvements	14,994	14,994
	200,179,921	206,712,731
Less accumulated depreciation and amortization	(137,072,725)	(117,326,964)
	63,107,196	89,385,767

Goodwill	201,530	201,530
Other assets	89,470	96,817
	291,000	298,347

Total assets	$98,301,538	$142,027,838

The accompanying notes are an integral part of these statements.

TGC Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS — Continued

December 31,

	2013	2012

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$4,097,819	$13,680,538
Accrued liabilities	2,585,993	5,544,071
Billings in excess of costs and estimated earnings on uncompleted contracts	653,220	3,757,349
Federal and state income tax payable	—	4,569,891
Current maturities of notes payable	8,434,879	10,615,279
Current portion of capital lease obligations	1,423,268	1,960,503

Total current liabilities	17,195,179	40,127,631

NOTES PAYABLE, less current maturities	6,483,112	14,412,598

CAPITAL LEASE OBLIGATIONS, less current portion	901,707	1,884,937

LONG-TERM DEFERRED TAX LIABILITY	4,590,739	7,617,111

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—	—

Common stock, $0.01 par value; 35,000,000 and 25,000,000 shares authorized; 22,090,127 and 20,732,500 shares issued and outstanding in each period, respectively	220,901	207,325

Additional paid-in capital	31,508,662	29,573,986

Retained earnings	41,757,515	48,073,556

Treasury stock, at cost; 145,335 and 80,076 shares in each period, respectively	(1,251,099)	(691,009)

Accumulated other comprehensive income (loss) — foreign currency translation adjustments	(3,105,178)	821,703
	69,130,801	77,985,561

Total liabilities and shareholders’ equity	$98,301,538	$142,027,838

The accompanying notes are an integral part of these statements

TGC Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

	2013	2012	2011

Revenue	$134,534,540	$196,317,215	$151,028,582

Cost and expenses
Cost of services	107,675,356	135,279,937	104,022,944
Selling, general and administrative	9,593,068	8,755,270	9,626,679
Depreciation and amortization expense	24,644,190	25,502,597	19,214,069
	141,912,614	169,537,804	132,863,692

Income (loss) from operations	(7,378,074)	26,779,411	18,164,890

Interest expense	1,091,476	1,222,454	784,425

Income (loss) before income taxes	(8,469,550)	25,556,957	17,380,465

Income tax expense (benefit):
Current	1,155,204	9,525,543	4,077,297
Deferred	(3,308,713)	359,535	2,469,953
Income tax expense (benefit):	(2,153,509)	9,885,078	6,547,250

Net income (loss)	$(6,316,041)	$15,671,879	$10,833,215

Net income (loss) per common share:
Basic	$(0.29)	$0.73	$0.51
Diluted	$(0.29)	$0.72	$0.50

Weighted average number of shares outstanding:
Basic	21,841,582	21,513,638	21,215,800
Diluted	21,841,582	21,898,376	21,548,401

The accompanying notes are an integral part of these statements

TGC Industries, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31,

	2013	2012	2011

Net Income (loss)	$(6,316,041)	$15,671,879	$10,833,215

Other comprehensive income (loss):
Foreign currency translation adjustments	(3,926,881)	714,576	(641,538)

Comprehensive income (loss)	$(10,242,922)	$16,386,455	$10,191,677

The accompanying notes are an integral part of these statements

TGC Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total

Balances at December 31, 2010	19,242,251	$192,423	$27,512,709	$24,666,326	$(257,323)	$748,665	$52,862,800
Issuance of common stock awards	31,851	318	224,681	—	—	—	224,999
Issuance of restricted common stock	15,000	150	(150)	—	—	—	—
Exercise of stock options	59,334	593	180,912	—	—	—	181,505
Amortization of unearned compensation restricted stock awards	—	—	28,603	—	—	—	28,603
Amortization of compensation cost of unvested stock options	—	—	230,167	—	—	—	230,167
Purchase of treasury shares	—	—	—	—	(71)	—	(71)
Foreign currency translation adjustments	—	—	—	—	—	(641,538)	(641,538)
Net income	—	—	—	10,833,215	—	—	10,833,215
Balances at December 31, 2011	19,348,436	193,484	28,176,922	35,499,541	(257,394)	107,127	63,719,680
5% common stock dividend	971,990	9,720	(10,870)	—	—	—	(1,150)
Cash dividend	—	—	—	(3,097,864)	—	—	(3,097,864)
Issuance of restricted common stock	219,125	2,191	(2,191)	—	—	—	—
Exercise of stock options	192,949	1,929	809,066	—	(433,615)	—	377,380
Amortization of unearned compensation restricted stock awards	—	—	317,109	—	—	—	317,109
Amortization of compensation cost of unvested stock options	—	—	283,950	—	—	—	283,950
Foreign currency translation adjustments	—	—	—	—	—	714,576	714,576
Net income	—	—	—	15,671,879	—	—	15,671,879
Balances at December 31, 2012	20,732,500	207,325	29,573,986	48,073,556	(691,009)	821,703	77,985,561
5% common stock dividend	1,038,224	10,382	(11,321)	—	—	—	(939)
Issuance (rescindment) of restricted common stock	(9,000)	(90)	273,157	—	—	—	273,067
Exercise of stock options	328,403	3,284	973,196	—	(560,090)	—	416,390
Amortization of unearned compensation restricted stock awards	—	—	492,692	—	—	—	492,692
Amortization of compensation cost of unvested stock options	—	—	206,952	—	—	—	206,952
Foreign currency translation adjustments						(3,926,881)	(3,926,881)
Net income (loss)	—	—	—	(6,316,041)	—	—	(6,316,041)
Balances at December 31, 2013	22,090,127	$220,901	$31,508,662	$41,757,515	$(1,251,099)	$(3,105,178)	$69,130,801

The accompanying notes are an integral part of these statements

TGC Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$(6,316,041)	$15,671,879	$10,833,215
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,644,190	25,502,597	19,214,069
Gain on disposal of property and equipment	(676,422)	(1,069,766)	(441,524)
Stock-based compensation	972,711	601,059	483,769
Deferred income taxes	(3,308,713)	359,535	2,469,953
Changes in operating assets and liabilities
Trade accounts receivable	24,086,780	(16,021,574)	(2,442,223)
Cost and estimated earnings in excess of billings on uncompleted contracts	3,950,483	(1,121,420)	(589,429)
Prepaid expenses and other	3,230,777	2,820,516	2,326,499
Prepaid federal and state income tax	(3,777,853)	78,268	1,145,437
Other assets	3,755	(17,991)	(18,035)
Trade accounts payable	(9,439,503)	4,328,707	2,763,004
Accrued liabilities	(2,856,390)	2,911,755	823,278
Billings in excess of cost and estimated earnings on uncompleted contracts	(3,068,487)	2,814,863	(4,550,293)
Federal and state income tax payable	(4,475,945)	2,424,634	2,156,447
Net cash provided by operating activities	22,969,342	39,283,062	34,174,167

Cash flows from investing activities
Capital expenditures	(1,848,678)	(31,970,418)	(22,011,503)
Proceeds from sale of property and equipment	1,181,180	1,704,722	740,658
Net cash used in investing activities	(667,498)	(30,265,696)	(21,270,845)

Cash flows from financing activities
Principal payments on notes payable	(13,342,462)	(11,338,097)	(9,006,101)
Principal payments on capital lease obligations	(2,069,661)	(2,081,176)	(1,348,164)
Proceeds from exercise of stock options	416,390	377,381	181,505
Purchase of treasury shares	—	—	(71)
Payment of dividends	(939)	(3,099,014)	—
Net cash used in financing activities	(14,996,672)	(16,140,906)	(10,172,831)
Net increase (decrease) in cash and cash equivalents	7,305,172	(7,123,540)	2,730,491

Effect of exchange rates on cash	210,958	(7,775)	(57,435)

Cash and cash equivalents at beginning of year	8,614,244	15,745,559	13,072,503

Cash and cash equivalents at end of year	$16,130,374	$8,614,244	$15,745,559

Supplemental cash flow information
Interest paid	$1,129,581	$1,222,454	$784,425
Income taxes paid	$9,474,481	$7,022,640	$774,136

Noncash investing and financing activities
Capital lease obligations incurred	$626,187	$2,935,514	$1,953,263
Financed equipment purchase	$—	$22,201,800	$6,765,619
Financed insurance premiums	$3,237,881	$3,050,024	$2,336,121
Restricted stock awards to employees, net of cancellations	$25,440	$1,334,014	$101,475
Stock awards to employees	$—	$—	$225,000
Treasury shares issued for stock options exercised	$560,090	$433,615	$—

The accompanying notes are an integral part of these statements

TGC Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

NOTE A - NATURE OF OPERATIONS

TGC Industries, Inc. (“TGC” or the “Company”) is engaged in the geophysical services business and primarily conducts seismic surveys and sells gravity data to companies engaged in exploration in the oil and gas industry in the U.S. and Canada.

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

Foreign Currency

The functional currency of the Company’s international subsidiary is the local currency.  Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period.  The resulting translation adjustments are recorded directly into a separate component of stockholders’ equity and represents the only component of accumulated other comprehensive income (loss).

Cash Equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. The Company maintains its accounts at financial institutions located in Texas and Alberta, Canada.  The Texas bank accounts are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Alberta bank accounts are insured by the Canadian Depository Insurance Corporation up to $100,000 Canadian.

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

TGC Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted cash flows estimated to be generated by those assets.  No impairment charge was necessary at December 31, 2013, 2012, and 2011.

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

Revenue Recognition

Seismic Surveys

The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers.  We typically enter into a supplemental agreement setting forth the terms of each project, which may be cancelled by either party upon 30 days’ advance written notice.  These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project.  Under both types of agreements, the Company recognizes revenues when services have been performed and revenue is realizable.  Services are defined as the commencement of data acquisition.  Revenues are deemed realizable when earned according to the terms of the contracts.  Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement.  Revenue under turnkey agreements is recognized on a per unit of seismic data acquired rate as services are performed.  Revenue under term agreements is recognized on a per unit of time worked rate as services are performed based on the time worked rate provided in the term agreement.  In the event of a cancelled contract, revenue is recognized and the client is billed for services performed to the date of contract cancellation.  When it becomes evident that the estimates of total costs to be incurred on a contract will exceed the total estimates of revenue to be earned, an estimated loss is recognized in the period in which the loss is identifiable.  The asset “Cost and estimated earnings in excess of billings on uncompleted contracts” represents cost incurred on turnkey agreements in excess of billings on those agreements.  The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of cost on those agreements.

TGC Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

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

Reclassifications

Certain reclassifications have been made to the 2012 financial statements to conform to the 2013 presentation.

Share-Based Compensation

The Company has two stock-based compensation plans, which are described more fully in Note G.  The Company recognizes the fair value of the share-based compensation awards as wages in the Statements of Operations on a straight-line basis over the vesting period.  As a result, during the years ended December 31, 2013, 2012, and 2011, the Company recognized compensation expense for unvested stock options of $206,952, $283,950, and $230,167, respectively, and unvested restricted stock of $492,692, $317,109, and $28,603, respectively.

No incentive stock options were granted during the years ended December 31, 2013 and 2012.  For the year ended December 31, 2011, the fair value of the single option grant was estimated on the date of the grant using the Binomial Lattice option pricing model with the following assumptions used for the outstanding grants: risk-free interest rate of 0.40%; expected dividend yield of 0.0%; expected life of 5.0 years; and expected volatility of 61.0%.

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

All share and per share amounts for the years ended December 31, 2013, 2012 and 2011, have been adjusted to reflect 5% stock dividends paid May 14, 2013 and May 14, 2012 to shareholders of record as of April 30, 2013, and April 30, 2012, respectively.  No stock dividends were declared or paid during the year ended December 31, 2011.

TGC Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

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

Recent Accounting Standards

In July of 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles-Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). This ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under accounting principles generally accepted in the United States (“U.S. GAAP”).  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company adopted this update in the first quarter of 2013, and it did not have a significant effect on its consolidated financial statements and related disclosures.

In July of 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  This ASU clarifies the balance sheet presentation of an unrecognized tax benefit and was issued to resolve the diversity in practice that had developed in the absence any specific U.S. GAAP.  ASU 2013-11 is applicable to all entities that have an unrecognized tax benefit due to a net operating loss carryforward, a similar tax loss, of a tax credit carryforward.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and does not create any new disclosure requirements.  The Company will adopt ASU 2013-11 on January 1, 2014.  The Company anticipates that the adoption of ASU 2013-11 will not have a significant effect on its consolidated financial statements.

NOTE C — COSTS, BILLINGS, AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The components of uncompleted contracts are as follows at December 31:

	2013	2012
Costs incurred on uncompleted contracts and estimated earnings	$2,476,716	$11,299,753
Less billings to date	(816,989)	(8,793,159)
	$1,659,727	$2,506,594

The components of uncompleted contracts are reflected in the consolidated balance sheets as follows at December 31:

	2013	2012
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,312,947	$6,263,943
Billings in excess of costs and estimated earnings on uncompleted contracts	(653,220)	(3,757,349)
	$1,659,727	$2,506,594

TGC Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

NOTE D - ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

	2013	2012
Compensation and payroll taxes	$1,091,191	$2,004,444
Accrued sales and use tax	56,486	336,870
Insurance	40,193	335,412
Accrued interest	35,000	73,105
Other	1,363,123	2,794,240
	$2,585,993	$5,544,071

NOTE E - DEBT

Line of Credit

In September of 2012, and again in September of 2013, the Company renewed its revolving line of credit allowing the Company to borrow, repay, and re-borrow, from time to time, up to $5,000,000.  Interest on the outstanding amount under the line of credit loan agreement is payable monthly at the greater of the prime rate of interest or five percent.  The credit loan agreement is secured by a security interest in our accounts receivable.  As of December 31, 2013, and since its inception, we have had no borrowings outstanding under the line of credit loan agreement.  The line of credit expires September 16, 2014.

Notes Payable

Notes payable consists of the following at December 31:

	2013	2012
Notes payable to commercial banks

Four outstanding notes payable as of 12/31/2013 with interest between 3.50% and 4.60%, due in monthly installments between $128,363 and $215,863 plus interest; collateralized by equipment	$14,416,225	$24,553,291

Notes payable to finance companies for insurance

Two outstanding notes payable as of 12/31/2013 with interest between 4.00% and 4.95%, due in monthly installments between $18,831 and $329,823 including interest	501,766	474,586
	$14,917,991	$25,027,877
Less current maturities	(8,434,879)	(10,615,279)
	$6,483,112	$14,412,598

Aggregate annual maturities of notes payable at December 31, 2013 are as follows:

Year Ending
December 31,

2014	$8,434,879
2015	$4,814,389
2016	$1,540,360
2017	$128,363
2018	$—
$14,917,991

TGC Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

NOTE F — LEASES

Capital Lease Obligations

The Company leases vehicles and certain specialized seismic equipment under leases classified as capital leases. The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of December 31, 2013.

Year Ending
December 31,
2014	$1,523,229
2015	784,925
2016	150,572
2017	—
Total minimum lease payments required	2,458,726
Less: Amount representing interest	(133,751)
Present value of minimum lease payments	2,324,975
Less current maturities	(1,423,268)
$901,707

The net book value of the capital assets leased was approximately $2,954,000 and $4,957,000 as of December 31, 2013 and 2012, respectively. Total accumulated depreciation for fixed assets under capital lease with remaining obligations was approximately $7,221,000 and $5,114,000 as of December 31, 2013, and 2012, respectively.  Interest rates on these leases range from 4.58% to 8.17%.

Operating Lease Obligations

The Company leases five offices and two warehouse facilities under operating leases that expire at various dates between April 2014 and October 2018 with one lease on a month-to-month basis.  One of the office facilities, used by the Company as its corporate headquarters, is located in Plano, Texas.  One of the office facilities, used by Eagle Canada, is located in Calgary, Alberta. The warehouse facilities, used as warehouse and equipment repair facilities, are located in Denison, Texas, and Calgary, Alberta.  Two office facilities are used as sales offices and are located in Houston, Texas, and Midland, Texas.  On October 31, 2013, we closed our sales office in Oklahoma City, Oklahoma.  The remaining office facility, located in Pratt, Kansas, is used as a permitting office.  Rent expense for these facilities for the years ended December 31, 2013, 2012, and 2011 was approximately $750,000, $700,000, and $605,000, respectively.

The following is a schedule by years of future minimum rental payments required under the operating leases as of December 31, 2013:

2014	$642,340
2015	467,755
2016	371,354
2017	244,845
2018 and thereafter	104,934
Total minimum payments required	$1,831,228

TGC Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

NOTE G — SHAREHOLDERS’ EQUITY

Net Income (Loss) Per Share

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share:

	December 31,
	2013	2012	2011

Numerator:
Net income (loss)	$(6,316,041)	$15,671,879	$10,833,215

Denominator:
Basic - weighted average common shares outstanding	21,841,582	21,513,638	21,215,800

Effect of Dilutive Securities:
Stock options	—	384,738	332,601
	21,841,582	21,898,376	21,548,401

Basic net income (loss) per share	$(0.29)	$0.73	$0.51
Diluted net income (loss) per share	$(0.29)	$0.72	$0.50

Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive totaled 35,373 and 44,370 for the years ended December 31, 2013 and 2012, respectively.

All share and per share amounts have been adjusted to reflect 5% stock dividends paid May 14, 2013, and May 14, 2012, to shareholders of record as of April 30, 2013, and April 30, 2012.

Share-Based Compensation Plans

The Company currently has in effect a 2006 stock award plan (the “2006 Plan”).  At the June 11, 2010 Annual Meeting of Shareholders, the shareholders approved an increase of 2,000,000 shares of common stock for issuance under the 2006 Plan.  This increased the total aggregate number of shares of common stock under the 2006 Plan to 3,000,000 shares.  The 2006 Plan provides for the granting of stock options, common stock, and restricted stock.  The 2006 Plan is administered by a committee of the Board of Directors (the “Committee”).  Currently the Committee is comprised of three directors.  Any stock options granted under the 2006 Plan will be exercisable as set forth in the option agreements pursuant to which they are issued, but in no event will stock options be exercisable after the expiration of five (5) years from the date of grant.  Outstanding options, under the 2006 Plan at December 31, 2013, have vesting periods ranging from the date of grant to the third annual anniversary of the grant.

During 2013, 117,611 options were granted, and 391,733 options were exercised or cancelled under the 2006 Plan.  During 2012, 143,602 options were granted, and 244,445 options were exercised or cancelled under the 2006 Plan.  During 2011, 109,347 options were granted, and 80,334 options were exercised or cancelled under the 2006 Plan.  Restricted stock consists of shares that are transferred by the Company to a participant, but are subject to substantial risk of forfeiture and to restrictions on their sale or other transfer by the participant.  Any restricted stock granted or issued under the 2006 Plan will vest as set forth in the restricted stock agreement pursuant to which it was issued or granted.  The provisions of the restricted stock agreements need not be the same with respect to each participant.  In November of 2011, December of 2011, January of 2012, August of 2012, February 1, 2013 and June 25, 2013, the Committee granted 25,331, 21,520, 6,000, 213,125, 6,000, and 30,000 shares of restricted stock, respectively.  On April 30, 2013, the Committee rescinded 45,000 shares of restricted stock previously granted in August of 2012.  The shares of restricted stock were issued in the names of the grantees and had restrictive legends prohibiting their sales prior to vesting.  Vesting periods, for restricted stock issued to date, range from at grant date to the third annual anniversary of the grant.  Upon vesting, a new certificate is issued for the vested portion without the restrictive legend.

TGC Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

NOTE G — SHAREHOLDERS’ EQUITY — CONCLUDED

During the years ended December 31, 2013, 2012, and 2011, the Company recognized compensation expense associated with the restricted stock of $492,692, $317,109, and $28,603, respectively.  During the years ended December 31, 2013, 2012, and 2011, no unamortized deferred stock-based compensation was related to any employee that left the Company.

During the years ended December 31, 2013, 2012, and 2011, the Company recognized compensation expense associated with unvested options of $206,952, $283,950, and $230,167, respectively.

The following table summarizes activity under the 2006 Plan:

		Weighted
	Shares under	Average
	Option	exercise price

Balance at December 31, 2010	803,681	$3.63
Granted	109,347	$5.78
Exercised	(59,334)	$3.06
Canceled	(21,000)	$4.10
Balance at December 31, 2011	832,694	$3.97
Granted	143,602	$6.86
Exercised	(192,949)	$4.20
Canceled	(51,496)	$8.94
Balance at December 31, 2012	731,851	$4.16
Granted	117,611	$7.61
Exercised	(328,403)	$2.97
Canceled	(63,330)	$6.61
Balance at December 31, 2013	457,729	$5.31

The following information applies to options outstanding and exercisable at December 31, 2013:

			Weighted
			average
			remaining	Weighted
	Range of	Number	contractual	average
	Exercise prices	outstanding	life (in years)	exercise price
Outstanding options	$3.52 – $7.18	457,729	2.84	$5.31
Exercisable options	$3.52 – $7.18	402,724	2.58	$5.08

TGC Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

NOTE H - INCOME TAXES

The income tax provision (benefit) charged to continuing operations for the years ended December 31, 2013, 2012, and 2011, was as follows:

	2013	2012	2011

Current:
U.S. federal	$—	$3,947,400	$35,561
Foreign	949,207	5,313,874	3,343,374
State and local	205,997	264,269	698,362
	1,155,204	9,525,543	4,077,297

Deferred expense (benefit)	(3,308,713)	359,535	2,469,953
	$(2,153,509)	$9,885,078	$6,547,250

The components of the Company’s income (loss) before income tax expense attributable to domestic and foreign operations amounted to $(12,635,002) and $4,165,452, respectively, for the year ended December 31, 2013. The components of the Company’s income before income tax expense attributable to domestic and foreign operations amounted to $6,018,971 and $19,537,986, respectively, for the year ended December 31, 2012. The components of the Company’s income before income tax expense attributable to domestic and foreign operations amounted to $6,085,192 and $11,295,273, respectively, for the year ended December 31, 2011. The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate (34% for 2013, 35% for 2012, and 34% for 2011) to pretax income (loss) from continuing operations for the years ended December 31, 2013, 2012, and 2011, due to the following:

	2013	2012	2011
Computed “expected” tax expense	$(2,879,647)	$8,944,935	$5,909,358
Increase (decrease) in income taxes resulting from:
Change in effective rates used for deferred taxes	—	—	(503,693)
Nondeductible expenses and other	590,180	768,652	534,742
State and local taxes, net of federal benefit	135,958	171,491	606,843
	$(2,153,509)	$9,885,078	$6,547,250

Net deferred tax liabilities consist of the following components as of December 31, 2013 and 2012:

	2013	2012
Deferred tax assets
Foreign tax credits	$244,898	$473,405
Net operating loss carry forwards	61,139	462,548
Other	88,911	92,983
Total deferred tax assets	394,948	1,028,936
Deferred tax liability
Property, equipment, and intangible asset	(4,985,687)	(8,646,047)
Net deferred tax liabilities	$(4,590,739)	$(7,617,111)

TGC Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

NOTE H - INCOME TAXES — CONCLUDED

The components giving rise to the net deferred tax items described above have been included in the accompanying balance sheets as of December 31, 2013 and 2012, as follows:

	2013	2012

Current assets	$—	$—
Noncurrent (liabilities)	(4,590,739)	(7,617,111)
	$(4,590,739)	$(7,617,111)

As of December 31, 2013, the Company has U.S. net operating loss carry forwards for U.S. federal income tax purposes of approximately $180,000. These net operating losses are available to offset future federal taxable income, if any, and expire from 2027 through 2029. The amount of net operating loss carry forwards that may reduce federal income taxes in any given year are subject to annual limitations and taxable income requirements. The foreign tax credit of $244,898 expires mostly by 2020.

The Company files a U.S. consolidated federal income tax return for operating activities in the U.S. and Canada. The Company also files federal and local tax returns in Canada, as well as state tax returns in a number of state and local jurisdictions in the U.S. The Company’s U.S. federal income tax returns filed for 2010 through 2012 are subject to audit by the IRS. The Company’s income tax returns filed in Canada for 2010 through 2012 remain subject to examination by Canadian authorities. As of December 31, 2013 and 2012, the Company had no unrecognized tax benefits within its provision for income taxes.

NOTE I - 401(k) PLAN

The Company has a 401(k) salary deferral plan which covers all employees who have reached the age of 21 years and have been employed by the Company for at least one year. The covered employees may elect to have an amount deducted from their wages for investment in the retirement plan. The Company makes contributions to the plan equal to 50% of each participant’s salary reduction contributions to the plan up to 6% of the participant’s compensation. The Company’s matching contribution to the plan was approximately $158,000, $113,000, and $98,000, for the years ended December 31, 2013, 2012, and 2011, respectively.

NOTE J - CONCENTRATION OF CREDIT RISK

The Company sells its geophysical services primarily to large independent oil and gas companies operating in the U.S. and Canada.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

During the years ended December 31, 2013, 2012, and 2011, our largest customers accounted for approximately 12%, 16%, and 17% of revenues, respectively. As of December 31, 2013, three customers accounted for 27%, 16% and 15% of outstanding accounts receivable.  As of December 31, 2012, and 2011, two customers accounted for 29% and 23%, and 13% and 12%, of outstanding accounts receivable, respectively.  During 2012, one vendor represented 12% of our purchases.  During 2013 and 2011, no vendor represented over 10% of our purchases.

NOTE K - CONTINGENCIES

In conducting its activities, the Company from time to time is the subject of various claims arising from the ordinary course of business.  In the opinion of management, it is remote that these claims will be material to the Company’s results of operations and liquidity.

TGC Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

NOTE L — QUARTERLY FINANCIAL DATA — (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the two years ended December 31, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended
2013	March 31	June 30	September 30	December 31

Revenues	$63,204	$31,487	$21,115	$18,728
Income (loss) from operations	10,905	(5,620)	(5,827)	(6,836)
Net income (loss)	6,351	(4,004)	(3,952)	(4,712)
Net income (loss) per share basic	0.29	(0.18)	(0.18)	(0.21)
Net income (loss) per share diluted	0.29	(0.18)	(0.18)	(0.21)

	Three Months Ended
2012	March 31	June 30	September 30	December 31

Revenues	$67,045	$30,384	$41,835	$57,053
Income (loss) from operations	20,475	(2,860)	2,096	7,069
Net 1ncome (loss)	12,384	(1,974)	1,112	4,150
Net income (loss) per share basic	0.58	(0.09)	0.05	0.19
Net income (loss) per share diluted	0.57	(0.09)	0.05	0.19

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission, and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC.  Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize, and report information required to be included in reports filed or submitted under the Securities Exchange Act of 1934, as amended, within the required time period.  There were no changes in the Company’s internal controls over financial reporting during the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2013, has been audited by Lane Gorman Trubitt, PLLC, the independent registered public accounting firm which audited the Company’s consolidated financial statements.  Lane Gorman Trubitt, PLLC’s attestation report on effectiveness of the Company’s internal control over financial reporting appears in their Report of Independent Registered Public Accounting Firm.

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

(1)         Financial Statements included in Item 8 herein.

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

TGC INDUSTRIES, INC.

Date: March 17, 2014	By:	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2014	By:	/s/ Wayne A. Whitener
Wayne A. Whitener
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: March 17, 2014	By:	/s/ James K. Brata
James K. Brata
Vice President, Secretary, Treasurer, and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 17, 2014	By:	/s/ William J. Barrett
William J. Barrett
Director

Date: March 17, 2014	By:	/s/ Herbert M. Gardner
Herbert M. Gardner
Director

Date: March 17, 2014	By:	/s/ Allen T. McInnes
Allen T. McInnes
Director

Date: March 17, 2014	By:	/s/ Edward L. Flynn
Edward L. Flynn
Director

Date: March 17, 2014	By:	/s/ Stephanie P. Hurtt
Stephanie P. Hurtt
Director

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1

Amended and Restated Certificate of Formation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 8, 2013, and incorporated herein by reference.

3.2	Bylaws, as amended and restated March 25, 2009, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 31, 2009 (File No. 001-32472), and incorporated herein by reference.

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

10.2

Form of TGC Industries, Inc. Director and Officer Indemnification Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2008 (File No. 001-32472), and incorporated herein by reference.

10.3

Amended and Restated Loan and Security Agreement by and between TGC Industries, Inc. and Sovereign Bank, dated September 16, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2009 (File No. 001-32472), and incorporated herein by reference.

10.4

Amended and Restated Promissory Note by and between TGC Industries, Inc. and Sovereign Bank, dated September 16, 2009, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2009 (File No. 001-32472), and incorporated herein by reference.

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

10.9

Sixth Amendment to Amended and Restated Loan and Security Agreement by and between TGC Industries, Inc. and Sovereign Bank, dated as of October 11, 2012, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013, and incorporated herein by reference

10.10

Seventh Amendment to Amended and Restated Loan and Security Agreement and Amendment to Amended and Restated Promissory Note by and between TGC Industries, Inc. and Sovereign Bank, dated as of September 16, 2013, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended September 30, 2013, and incorporated herein by reference.

+10.11

2006 Stock Awards Plan, dated March 30, 2006, filed as Exhibit A to the Company’s definitive proxy statement on Form DEFR 14A dated April 25, 2006 (File No. 001-32472), and incorporated herein by reference.

+10.12	Amendment to the 2006 Stock Awards Plan dated April 12, 2010, included in the Company’s Definitive Proxy Statement filed on April 23, 2010, and incorporated herein by reference.

+10.13	The Executive Nonqualified “Excess” Plan Adoption Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2013, and incorporated herein by reference.

+10.13	The Executive Nonqualified Excess Plan Document, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 8, 2013, and incorporated herein by reference.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Lane Gorman Trubitt, PLLC, independent registered public accountants to incorporation of report by reference.

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+ Management contract on compensatory plan, contract, or arrangement.