Form 10-Q
period 2014-03-31
TGC INDUSTRIES INC
filed 2014-05-08
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 1, 2014
Common Stock ($.01 Par Value)	21,957,167

Page

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Reference is made to the succeeding pages for the following financial information:

Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	3

Consolidated Statements of Earnings for the three months ended March 31, 2014 and 2013 (unaudited)	5

Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013 (unaudited)	6

Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	8

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2014

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$15,292,842	$16,130,374
Trade accounts receivable, net of allowance for doubtful accounts of $-0- in both periods	39,402,759	10,742,412
Cost and estimated earnings in excess of billings on uncompleted contracts	1,350,558	2,312,947
Prepaid expenses and other	885,346	1,808,411
Prepaid federal and state income tax	—	3,909,198
Total current assets	56,931,505	34,903,342

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	184,156,777	185,405,886
Automobiles and trucks	13,937,972	14,272,341
Furniture and fixtures	484,702	486,700
Leasehold improvements	14,994	14,994
	198,594,445	200,179,921
Less accumulated depreciation and amortization	(141,032,551)	(137,072,725)
	57,561,894	63,107,196

Goodwill	201,530	201,530
Other assets	83,686	89,470
	285,216	291,000

Total assets	$114,778,615	$98,301,538

See Notes to Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS - CONTINUED

March 31, 2014

	March 31,	December 31,
	2014	2013
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Trade accounts payable	$9,839,952	$4,097,819
Accrued liabilities	7,619,697	2,585,993
Billings in excess of costs and estimated earnings on uncompleted contracts	4,007,960	653,220
Federal and state income taxes payable	3,040,784	—
Current maturities of notes payable	7,647,305	8,434,879
Current portion of capital lease obligations	1,292,935	1,423,268

Total current liabilities	33,448,633	17,195,179

NOTES PAYABLE, less current maturities	4,857,216	6,483,112

CAPITAL LEASE OBLIGATIONS, less current portion	551,996	901,707

LONG-TERM DEFERRED TAX LIABILITY	4,018,378	4,590,739

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—	—

Common stock, $.01 par value; 35,000,000 shares authorized; 22,102,502 and 22,090,127 issued and outstanding in each period, respectively	221,025	220,901

Additional paid-in capital	31,746,818	31,508,662

Retained earnings	46,037,218	41,757,515

Treasury stock, at cost, 145,335 shares in each period	(1,251,099)	(1,251,099)

Accumulated other comprehensive income (loss)	(4,851,570)	(3,105,178)

	71,902,392	69,130,801

Total liabilities and shareholders’ equity	$114,778,615	$98,301,538

See Notes to Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

March 31, 2014

	Three Months Ended
	March 31,
	2014	2013

Revenue	$48,801,423	$63,204,413

Cost and expenses
Cost of services	33,913,898	43,232,641
Selling, general and administrative expense	2,614,665	2,380,541
Depreciation and amortization expense	5,075,382	6,686,369
	41,603,945	52,299,551

Income from operations	7,197,478	10,904,862

Interest expense	181,572	319,706

Income before income taxes	7,015,906	10,585,156

Income tax expense	2,736,203	4,233,684

NET INCOME	$4,279,703	$6,351,472

Earnings per common share:
Basic	$0.19	$0.29
Diluted	$0.19	$0.29

Weighted average number of shares outstanding:
Basic	21,956,067	21,722,855
Diluted	22,059,551	22,186,333

See Notes to Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

March 31, 2014

	Three Months Ended
	March 31,
	2014	2013

Net Income	$4,279,703	$6,351,472

Other comprehensive income (loss):
Unrealized loss on foreign currency translation adjustments	(1,746,392)	(1,490,612)

Total other comprehensive income (loss)	(1,746,392)	(1,490,612)

Comprehensive income	$2,533,311	$4,860,860

See Notes to Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

March 31, 2014

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,279,703	$6,351,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,075,382	6,686,369
Gain on disposal of property and equipment	(35,867)	(42,485)
Non-cash compensation	238,280	217,952
Deferred income taxes	(572,361)	(930,840)
Changes in operating assets and liabilities
Trade accounts receivable	(28,928,162)	(2,488,167)
Cost and estimated earnings in excess of billings on uncompleted contracts	958,380	(2,210,937)
Prepaid expenses and other	1,080,158	815,489
Prepaid federal and state income tax	3,795,639	—
Other assets	4,295	(1,115)
Trade accounts payable	5,812,549	(1,191,337)
Accrued liabilities	5,067,307	443,155
Billings in excess of cost and estimated earnings on uncompleted contracts	3,354,740	(2,853,690)
Federal and state income taxes payable	3,051,796	475,328

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,181,839	5,271,194

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(978,660)	(559,335)
Proceeds from sale of property and equipment	69,543	42,982

NET CASH USED IN INVESTING ACTIVITIES	(909,117)	(516,353)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(2,576,131)	(2,994,826)
Principal payments on capital lease obligations	(446,911)	(643,768)
Proceeds from exercise of stock options	—	336,764

NET CASH USED IN FINANCING ACTIVITIES	(3,023,042)	(3,301,830)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(750,320)	1,453,011

Effect of exchange rates on cash	(87,212)	(67,822)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,130,374	8,614,244

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,292,842	$9,999,433

Supplemental cash flow information

Interest paid	$181,572	$319,706
Income taxes paid	$3,538,869	$4,689,198

Noncash investing and financing activities

Capital lease obligations incurred	$—	$316,850
Financed equipment purchase	$—	$—
Financed insurance premiums	$167,682	$156,276
Restricted stock awards to employees	$100,200	$54,390
Treasury shares issued for stock options exercised	$—	$183,964

See Notes to Financial Statements

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

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

CRITICAL ACCOUNTING POLICIES

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the quarter ended March 31, 2014.  Certain policies have been paraphrased herein for convenience.

REVENUE RECOGNITION

Seismic Surveys

The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers.  The Company typically enters into a supplemental agreement setting forth the terms of each project, which may be cancelled by either party upon 30 days’ advance written notice.  These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project.  Under both types of agreements, the Company recognizes revenues when services have been performed and revenue is realizable.  Services are defined as the commencement of data acquisition.  Revenues are deemed realizable when earned according to the terms of the contracts.  Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement.  Revenue under turnkey agreements is recognized on a per unit of seismic data acquired rate as services are performed.  Revenue under term agreements is recognized on a per unit of time worked rate as services are performed based on the time worked rate provided in the term agreement.  In the event of a cancelled contract, revenue is recognized and the client is billed for services performed to the date of contract cancellation.  When it becomes evident that the estimates of total costs to be incurred on a contract will exceed the total estimates of revenue to be earned, an estimated loss is recognized in the period in which the loss is identifiable.  The asset “Cost and estimated earnings in excess of billings on uncompleted contracts” represents cost incurred on turnkey agreements in excess of billings on those agreements.  The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of cost on those agreements.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is a measure of income which includes both net income and other comprehensive income or loss.  Other comprehensive income or loss results from items deferred from recognition in the statement of earnings, which consists solely of foreign currency translation adjustments.  Accumulated other comprehensive income (loss) is presented on the Company’s consolidated balance sheet as a part of shareholders’ equity.  In addition, the Company reports comprehensive income and its components in a separate statement of comprehensive income.

Foreign currency translation income or loss represents changes in foreign currency rates used to translate the assets, liabilities, revenues and expenses of the Company’s international subsidiary from the local currency.  These changes in foreign currency rates may never be realized or may only be partially realized upon the ultimate disposition, if any, of the international subsidiary.  The Company’s foreign investment is considered permanent in nature as the Company has no plans to divest it.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board issued Accounting Standard Update No. 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU 2013-11 clarifies the balance sheet presentation of an unrecognized tax benefit and was issued to resolve the diversity in practice that had developed in the absence any specific U.S. GAAP.  ASU 2013-11 is applicable to all entities that have an unrecognized tax benefit due to a net operating loss carryforward, a similar tax loss, of a tax credit carryforward.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and does not create any new disclosure requirements.  The Company adopted ASU 2013-11 on January 1, 2014, and it did not have a significant effect on its consolidated financial statements.

NOTE B — MANAGEMENT PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included.  The results of the interim periods are not necessarily indicative of results to be expected for the entire year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q report pursuant to certain rules and regulations of the Securities and Exchange Commission (the “SEC”).  For further information, refer to the financial statements and the footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE C — EARNINGS PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock (“common shares”) outstanding.  Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants, and convertible securities.  All earnings per common share for the three-month periods ended March 31, 2014, and 2013, have been adjusted for the 5% stock dividend paid on May 14, 2013, to shareholders of record as of April 30, 2013.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share common share:

	Three Months Ended
	March 31,
	(Unaudited)
	2014	2013
Basic:
Numerator:
Net income	$4,279,703	$6,351,472

Denominator:
Basic - weighted average common shares outstanding	21,956,067	21,722,855

Basic EPS	$0.19	$0.29

Diluted:
Numerator:

Net income	$4,279,703	$6,351,472

Denominator:
Weighted average common shares outstanding	21,956,067	21,722,855
Effect of Dilutive Securities:
Stock options	103,484	463,478
	22,059,551	22,186,333

Diluted EPS	$0.19	$0.29

NOTE D — DIVIDENDS

On April 19, 2013, the Company declared a five percent (5%) stock dividend on its outstanding common shares.  The 5% stock dividend was paid on May 14, 2013, to shareholders of record as of April 30, 2013.

NOTE E — INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.  In addition, the Company paid various state estimated income taxes for tax year 2014, as well as various state income taxes for tax year 2013.

NOTE F — SHARE-BASED COMPENSATION

The Company accounts for share-based compensation awards and for unvested awards outstanding using the modified prospective application method.  Accordingly, the Company recognizes the fair value of the share-based compensation awards as wages in the Consolidated Statements of Earnings on a straight-line basis over the

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

vesting period.  The Company recognized compensation expense, relative to share-based awards, in wages in the Consolidated Statements of Earnings of approximately $190,000 and $151,000, less than $0.01 per share, for the three months ended March 31, 2014, and 2013, respectively.

As of March 31, 2014, there was approximately $299,000 of unrecognized compensation expense, related to the Company’s two share-based compensation plans, which the Company expects to recognize over a period of three years.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-Q.

Forward Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this report, such as statements of our plans, objectives, expectations, and intentions regarding the Company’s strategies and plans for growth are forward-looking statements.  These forward-looking statements are often characterized by the terms “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” and other words and terms of similar meanings and do not reflect historical facts.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from such expectations are disclosed in our Securities and Exchange Commission (“SEC”) filings, and include, but are not limited to, the dependence upon energy industry spending for seismic services, changes in economic conditions, the unpredictable nature of forecasting weather, the potential for contract delay or cancellation, the potential for fluctuations in oil and natural gas prices, and the availability of capital resources.  The forward-looking statements contained herein reflect the current views of management, and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements except as required by law.

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

We are a leading provider of seismic data acquisition services throughout the continental United States and Canada.  We supply seismic data to companies engaged in the exploration and development of oil and natural gas on land and in land-to-water transition areas. Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.  We operated four seismic crews in the lower 48 states during the first quarter of 2014.  We operated six crews in Canada for most of the first quarter, tapering down to four crews by the end of March as the Canadian Spring break-up began.   The Canadian market is seasonal, and as a result of the thawing season, we have historically experienced limited Canadian activity for the second and third quarters of each year.

We acquire geophysical data using the latest in 3-D survey techniques. We introduce acoustic energy into the ground by using vibration equipment or dynamite detonation, depending on the surface terrain and subsurface requirements. The reflected energy, or echoes, is received through geophones, converted into a digital signal at a multi-channel recording unit, and then transmitted to a central recording vehicle. Subsurface requirements dictate the number of channels necessary to perform our services. With our state-of-the-art seismic equipment, including computer technology and multiple channels, we acquire, on a cost effective basis, immense volumes of seismic data that when processed and interpreted produce more precise images of the earths subsurface. Our customers then use our seismic data to generate 3-D geologic models that help reduce finding costs and improve recovery rates from existing wells.

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

The acquisition of seismic data for the oil and natural gas industry is a highly competitive business.  Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although other factors, such as crew safety performance history and technological and operational expertise are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are Dawson Geophysical Company and CGG-Veritas.  These competitors are publicly-traded companies with long operating histories which field numerous crews and work in a number of different regions and terrain.  In addition to the previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two crews and often specialize in specific regions or type of operations.  We believe that our long-term industry expertise, the customer relationships developed over our history and our financial stability give us an advantage over most of our competitors in the industry.

Results of Operations

The Company’s business is subject to seasonal variations; thus the results of operations for the three months ended March 31, 2014, are not necessarily indicative of a full year’s results.

Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013 (Unaudited)

Revenues.  Our revenues were $48,801,423 for the three months ended March 31, 2014, compared to $63,204,413 for the first quarter of 2013, a decrease of 22.8%.  This decrease was primarily due to the softening in the seismic market that began in early 2013, our operation of fewer crews in the U.S. and Canada during the quarter as compared to the same period of 2013, and the adverse winter weather conditions in parts of the United States and Canada during the first quarter.  We operated four crews in the U.S. during the first quarter of 2014.  In Canada, we operated six crews for most of this year’s first quarter and ended the quarter with four crews.  This compares with our operation of nine crews in the U.S. and six crews in Canada during the first quarter of 2013.

Cost of services.  Our cost of services was $33,913,898 for the three months ended March 31, 2014, compared to $43,232,641 for the same period of 2013, a decrease of 21.6%.  This decrease was primarily attributable to our operation of fewer crews in the U.S. and Canada as discussed above, and a decrease to approximately $670 thousand in reserve expense associated with site clean-up costs related to the end of the Canadian winter season that we took in the first quarter of 2014 compared to $1.3 million that was taken in the first quarter of 2013.  The decrease was partially offset by costs incurred due to adverse winter weather conditions in parts of the United States and Canada during the first quarter of this year.

Selling, general, and administrative expenses.  Selling, general and administrative (“SG&A”) expenses were $2,614,665 for the three months ended March 31, 2014, compared to $2,380,541 for the same period of 2013, an increase of 9.8%.  This increase was primarily due to increased professional fees.  SG&A expense as a percentage of revenues was 5.4% for the three months ended March 31, 2014, compared with 3.8% for the same period of 2013.

Depreciation and amortization expense.  Depreciation and amortization expense was $5,075,382 for the three months ended March 31, 2014, compared to $6,686,369 for the same period of 2013, a decrease of 24.1%.  This decrease was primarily attributable to reduced spending on seismic equipment and vehicles with our implementation of a maintenance capital expenditures program adopted early in 2013.  Depreciation and amortization expense as a percentage of revenues was 10.4% for the three months ended March 31, 2014 compared to 10.6% for the same period of 2013.

Income from operations.  Income from operations was $7,197,478 for the three months ended March 31, 2014 compared to $10,904,862 for the same period of 2013.  This decrease was primarily attributable to a decrease in revenues, an increase, as a percentage of revenues, in cost of services and selling, general and administrative expense partially offset by a decrease in depreciation and amortization expenses discussed above.  EBITDA decreased $5,318,371 to $12,272,860 for the three months ended March 31, 2014, from $17,591,231 for the same period of 2013, a decrease of 30.2%.  This decrease was a result of those factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income, and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $181,572 for the three months ended March 31, 2014 compared to $319,706 for the same period of 2013, a decrease of 43.2%.  This decrease was primarily attributable to our pay off of three notes payable for purchases of seismic acquisition equipment during 2013.

Income tax expense.  Income tax expense was $2,736,203 for the three months ended March 31, 2014, compared to $4,233,684 for the same period of 2013.  The effective tax rate was 39% for the three months ended March 31, 2014, compared to approximately 40% for the same period of 2013.  See Note E of Notes to Consolidated Financial Statements in Item 1.

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

The following table reconciles our EBITDA to our net income:

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)

Net income	$4,279,703	$6,351,472
Depreciation and amortization expense	5,075,382	6,686,369
Interest expense	181,572	319,706
Income tax expense	2,736,203	4,233,684

EBITDA	$12,272,860	$17,591,231

Liquidity and Capital Resources

Cash Flows

Cash flows provided by operating activities.

Net cash provided by operating activities was $3,181,839 for the three months ended March 31, 2014, compared to $5,271,194 for the same period of 2013.  The $2,089,355 decrease during the first three months of 2014 from the same period of 2013 was primarily attributable to the increase in accounts receivable, the timing of billings and revenue recognition, the decrease in net income, the timing of receipt and payment of invoices, federal and state income taxes payable, and the mix of contracts.

Working capital increased $5,774,709 to $23,482,872 as of March 31, 2014, from the December 31, 2013 working capital of $17,708,163.  This increase was primarily due to a $28,660,347 increase in trade accounts receivable, partially offset by a $3,909,198 decrease in prepaid federal and state income tax, a $5,742,133 increase in trade accounts payable, a $5,033,704 increase in accrued liabilities, a $3,354,740 increase in billings in excess of costs and estimated earnings on uncompleted contracts, and a $3,040,784 increase in federal and state income taxes payable.

Cash flows used in investing activities.

Net cash used in investing activities was $909,117 for the three months ended March 31, 2014, and $516,353 for the three months ended March 31, 2013.  This increase was primarily due to an increase of $419,325 in cash used for capital expenditures to purchase seismic equipment in the first quarter of 2014 as compared to the first quarter of 2013.

Cash flows used in financing activities.

Net cash used in financing activities was $3,023,042 for the three months ended March 31, 2014, and $3,301,830 for the three months ended March 31, 2013.  The decrease was due primarily to lower principal payments on notes payable.

Capital expenditures.

During the three months ended March 31, 2014, we purchased $978,660 of equipment and vehicles, primarily to replace similar vehicles and equipment.  Cash was used to finance these purchases.  We continue to operate under a maintenance capital expenditures policy that we instituted in the first quarter of 2013.  Although we do not budget for our capital expenditures, we may purchase additional equipment during 2014 should the demand for our services increase.

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

The Company has a revolving line of credit agreement with a commercial bank.  The borrowing limit under the revolving line of credit agreement is $5,000,000 and was renewed on September 16, 2012, and again on September 16, 2013.  The revolving line of credit agreement will expire on September 16, 2014.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the line of credit loan agreement is payable monthly at the greater of the prime rate of interest or five percent.  As of March 31, 2014, we had no borrowings outstanding under the line of credit loan agreement.

At March 31, 2014, the Company had four outstanding notes payable to commercial banks for equipment purchases.  The notes have interest rates between 3.50% and 4.60%, are due in monthly installments between $128,363 and $215,863 and have a total outstanding balance of $12,256,031 and are collateralized by equipment.  Three notes payable with interest rates between 5.00% and 6.35% and monthly payments of $50,170 and $82,950 plus interest were paid off in 2013.  These notes were collateralized by equipment.

The Company had, at March 31, 2014, two outstanding notes payable to finance companies for corporate insurance.  The notes have interest rates between 4.00% and 4.95%, and are due in monthly installments of $18,831 and $19,018 including interest, and have a total outstanding balance of $248,490.

On April 25, 2014, the Company entered into a note payable to a finance company for corporate insurance for $2,877,614.  The note has an interest rate of 4.95%, and is due in monthly installments of $326,366 including interest.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in Note A to this Form 10-Q.  There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the first three months of 2014.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  There have been no new accounting pronouncements during the first three months of 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change from the information provided in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains controls and procedures to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC.  Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize, and report information required to be included in reports filed or submitted under the Securities Exchange Act of 1934, as amended, within the required time period.  There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a defendant in various legal actions that arose or may arise out of the normal course of business.  In our opinion, none of these actions have resulted, or will result, in any significant loss to us.

ITEM 1A. RISK FACTORS.

For a discussion of those “Risk Factors” affecting the Company, you should carefully consider the “Risk Factors” discussed in Part I, under “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no material changes from those risk factors previously disclosed in such Annual Report.

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

TGC INDUSTRIES, INC.

Date: May 8, 2014	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Date: May 8, 2014	/s/ James K. Brata
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