Form 10-Q
period 2014-06-30
TGC INDUSTRIES INC
filed 2014-08-11
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 1, 2014
Common Stock ($.01 Par Value)	21,957,167

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2014

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$30,511,752	$16,130,374
Trade accounts receivable, net of allowance for doubtful accounts of $-0- in both periods	22,190,023	10,742,412
Cost and estimated earnings in excess of billings on uncompleted contracts	1,487,961	2,312,947
Prepaid expenses and other	5,690,372	1,808,411
Prepaid federal and state income tax	—	3,909,198
Total current assets	59,880,108	34,903,342

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	184,797,032	185,405,886
Automobiles and trucks	13,630,457	14,272,341
Furniture and fixtures	486,842	486,700
Leasehold improvements	14,994	14,994
	198,929,325	200,179,921
Less accumulated depreciation and amortization	(144,817,598)	(137,072,725)
	54,111,727	63,107,196

Goodwill	201,530	201,530
Other assets	86,698	89,470
	288,228	291,000

Total assets	$114,280,063	$98,301,538

See Notes to Consolidated Financial Statements

TGC INDUSRIES, INC.

CONSOLIDATED BALANCE SHEETS — CONTINUED

June 30, 2014

	June 30,	December 31,
	2014	2013
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Trade accounts payable	$15,445,579	$4,097,819
Accrued liabilities	3,226,562	2,585,993
Billings in excess of costs and estimated earnings on uncompleted contracts	7,669,953	653,220
Federal and state income taxes payable	801,492	—
Current maturities of notes payable	9,265,098	8,434,879
Current portion of capital lease obligations	1,137,369	1,423,268

Total current liabilities	37,546,053	17,195,179

NOTES PAYABLE, less current maturities	3,216,695	6,483,112

CAPITAL LEASE OBLIGATIONS, less current portion	417,209	901,707

LONG-TERM DEFERRED TAX LIABILITY	3,418,378	4,590,739

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued - none	—	—

Common stock, $.01 par value; 35,000,000 shares authorized; 22,102,502 and 22,090,127 issued and outstanding in each period, respectively	221,025	220,901

Additional paid-in capital	31,888,842	31,508,662

Retained earnings	42,005,215	41,757,515

Treasury stock, at cost, 145,335 shares in each period	(1,251,099)	(1,251,099)

Accumulated other comprehensive income (loss) - foreign currency translations adjustments	(3,182,255)	(3,105,178)
	69,681,728	69,130,801

Total liabilities and shareholders’ equity	$114,280,063	$98,301,538

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

JUNE 30, 2014

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$18,236,767	$31,487,231	$67,038,190	$94,691,644

Cost and expenses
Cost of services	17,656,710	28,286,561	51,570,608	71,519,202
Selling, general and administrative expense	2,157,893	2,453,946	4,772,558	4,834,487
Depreciation and amortization expense	4,856,051	6,367,015	9,931,433	13,053,384
	24,670,654	37,107,522	66,274,599	89,407,073

Income (loss) from operations	(6,433,887)	(5,620,291)	763,591	5,284,571

Interest expense	175,954	308,452	357,526	628,158

Income (loss) before income taxes	(6,609,841)	(5,928,743)	406,065	4,656,413

Income tax expense (benefit)	(2,577,838)	(1,924,714)	158,365	2,308,970

NET INCOME (LOSS)	$(4,032,003)	$(4,004,029)	$247,700	$2,347,443

Earnings (loss) per common share:
Basic	$(0.18)	$(0.18)	$0.01	$0.11
Diluted	$(0.18)	$(0.18)	$0.01	$0.11

Weighted average number of common shares outstanding:
Basic	21,957,167	21,831,665	21,956,620	21,777,561
Diluted	21,957,167	21,831,665	22,022,615	22,119,673

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

June 30, 2014

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income (loss)	$(4,032,003)	$(4,004,029)	$247,700	$2,347,443

Other comprehensive income (loss):

Foreign currency translation adjustments	1,669,317	(1,358,573)	(77,075)	(2,849,185)

Comprehensive income (loss)	$(2,362,686)	$(5,362,602)	$170,625	$(501,742)

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

June 30, 2014

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$247,700	$2,347,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,931,433	13,053,384
Gain on disposal of property and equipment	(152,746)	(397,936)
Non-cash compensation	380,304	659,249
Deferred income taxes	(1,172,361)	(1,861,680)
Changes in operating assets and liabilities
Trade accounts receivable	(11,473,218)	20,369,437
Cost and estimated earnings in excess of billings on uncompleted contracts	824,731	5,220,391
Prepaid expenses and other	(835,663)	526,865
Prepaid federal and state income tax	3,813,526	—
Other assets	2,752	(1,112)
Trade accounts payable	11,375,967	(10,462,324)
Accrued liabilities	628,655	(2,627,296)
Billings in excess of cost and estimated earnings on uncompleted contracts	7,016,733	(1,700,430)
Income taxes payable	741,364	(2,040,792)

NET CASH PROVIDED BY OPERATING ACTIVITIES	21,329,177	23,085,199

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,086,520)	(458,271)
Proceeds from sale of property and equipment	293,565	697,330

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(792,955)	239,059

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(5,479,474)	(6,293,682)
Principal payments on capital lease obligations	(794,281)	(1,109,478)
Proceeds from exercise of stock options	—	395,571
Payment of dividends	—	(939)

NET CASH USED IN FINANCING ACTIVITIES	(6,273,755)	(7,008,528)

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,262,467	16,315,730

EFFECT OF EXCHANGE RATES ON CASH	118,911	(123,155)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,130,374	8,614,244

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,511,752	$24,806,819

Supplemental cash flow information

Interest paid	$357,527	$628,158
Income taxes paid	$(3,224,163)	$6,211,443

Noncash investing and financing activities

Capital lease obligations incurred	$30,260	$368,396
Financed insurance premiums	$3,045,297	$3,064,370
Restricted stock awards to employees	$100,200	$25,441
Treasury shares issued for stock options exercised	—	$183,964

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2014

NOTE A

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements.  References to “we,” “us,” “our,” “its,” “TGC” or the “Company” refer to TGC Industries, Inc. and our subsidiaries.

CRITICAL ACCOUNTING POLICIES

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the quarter ended June 30, 2014.  Certain policies have been paraphrased herein for convenience.

REVENUE RECOGNITION

Seismic Surveys

The Company provides seismic data acquisition survey services to its customers under general service agreements which define certain obligations for the Company and for its customers.  The Company typically enters into a supplemental agreement setting forth the terms of each project, which may be cancelled by either party upon 30 days’ advance written notice.  These supplemental agreements are either “turnkey” agreements providing for a fixed fee to be paid for each unit of seismic data acquired or “term” agreements providing for a fixed hourly, daily, or monthly fee during the term of the project.  Under both types of agreements, the Company recognizes revenues when services have been performed and revenue is realizable.  Services are defined to begin at the commencement of data acquisition.  Revenues are deemed realizable when earned according to the terms of the contracts.  Under turnkey agreements, the total number of units of seismic data to be gathered is set forth in the agreement.  Revenue under turnkey agreements is recognized on a per unit of seismic data acquired rate as services are performed.  Revenue under term agreements is recognized on a per unit of time worked rate as services are performed based on the time worked rate provided in the term agreement.  In the event of a cancelled contract, revenue is recognized and the client is billed for services performed to the date of contract cancellation.  When it becomes evident that the estimates of total costs to be incurred on a contract will exceed the total estimates of revenue to be earned, an estimated loss is recognized in the period in which the loss is identifiable.  The asset “Cost and estimated earnings in excess of billings on uncompleted contracts” represents cost incurred on turnkey agreements in excess of billings on those agreements.  The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of cost on those agreements.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

June 30, 2014

ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is a measure of income which includes both net income and other comprehensive income or loss.  Other comprehensive income or loss results from items deferred from recognition in the statement of operations, which consists solely of foreign currency translation adjustments.  Accumulated other comprehensive income (loss) is presented on the Company’s consolidated balance sheet as a part of shareholders’ equity.  In addition, the Company reports comprehensive income and its components in a separate statement of comprehensive income.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU 2013-11 clarifies the balance sheet presentation of an unrecognized tax benefit and was issued to resolve the diversity in practice that had developed in the absence any specific U.S. GAAP.  ASU 2013-11 is applicable to all entities that have an unrecognized tax benefit due to a net operating loss carryforward, a similar tax loss, of a tax credit carryforward.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and does not create any new disclosure requirements.  The Company adopted ASU 2013-11 on January 1, 2014, and it did not have a significant effect on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue (Topic 606) - Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and establishes a comprehensive revenue recognition standard for virtually all industries, including those that previously followed industry-specific guidance.  The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  Three basic transition methods are available—full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.  Under the third alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application (i.e., January 1, 2017) and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings.  That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP.  ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods therein. Early adoption is prohibited.  The Company will adopt ASU 2014-09 on January 1, 2017.  The Company will begin evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

June 30, 2014

NOTE B — MANAGEMENT PRESENTATION

In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included.  The results of the interim periods are not necessarily indicative of results to be expected for the entire year.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q report pursuant to certain rules and regulations of the Securities and Exchange Commission (the “SEC”).  For further information, refer to the financial statements and the footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE C — EARNINGS (LOSS) PER SHARE

Basic earnings per common share are based upon the weighted average number of shares of common stock (“common shares”) outstanding.  Diluted earnings per share are based upon the weighted average number of common shares outstanding and, when dilutive, common shares issuable for stock options, warrants, and convertible securities.  All earnings per common share have been adjusted for the 5% stock dividend paid on May 14, 2013, to shareholders of record as of April 30, 2013.

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Basic:
Numerator:
Net income (loss)	$(4,032,003)	$(4,004,029)	$247,700	$2,347,443

Denominator:
Basic - weighted average common shares outstanding	21,957,167	21,831,665	21,956,620	21,777,561

Basic EPS	$(0.18)	$(0.18)	$0.01	$0.11

Diluted:
Numerator:

Net income (loss)	$(4,032,003)	$(4,004,029)	$247,700	$2,347,443

Denominator:
Weighted average common shares outstanding	21,957,167	21,831,665	21,956,620	21,777,561
Effect of Dilutive Securities:
Stock options	—	—	65,995	342,112
	21,957,167	21,831,665	22,022,615	22,119,673

Diluted EPS	$(0.18)	$(0.18)	$0.01	$0.11

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

June 30, 2014

NOTE D — DIVIDENDS

On April 19, 2013, the Company declared a five percent (5%) stock dividend on its outstanding common shares.  The 5% stock dividend was paid on May 14, 2013, to shareholders of record as of April 30, 2013.  There have been no dividends declared or paid in 2014.

NOTE E — INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.  In addition, the Company paid, during the first six months of 2014, federal and various state estimated income taxes for tax year 2014, as well as various state income taxes for tax year 2013.

NOTE F — SHARE-BASED COMPENSATION

The Company accounts for share-based compensation awards and for unvested awards outstanding using the modified prospective application method.  Accordingly, we recognized the fair value of the share-based compensation awards as wages in the Consolidated Statements of Operations on a straight-line basis over the vesting period.  We have recognized compensation expense, relative to share-based awards, in wages in the Consolidated Statements of Operations of approximately $142,000 and $441,000, or less than $0.01 per share and approximately $0.02 per share, respectively, for the three months ended June 30, 2014, and 2013, and approximately $380,000 and $659,000, approximately $0.02 per share and $0.03 per share, for the six months ended June 30, 2014, and 2013, respectively.

As of June 30, 2014, there was approximately $206,000 of unrecognized compensation expense related to our two share-based compensation plans which the Company expects to recognize over a period of three years.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-Q.

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this report, such as statements of our plans, objectives, expectations, and intentions regarding the Company’s strategies and plans for growth are forward-looking statements.  These forward-looking statements are often characterized by the terms “may,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” and other words and terms of similar meanings and do not reflect historical facts.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from such expectations are disclosed in our Securities and Exchange Commission (“SEC”) filings, and include, but are not limited to, the dependence upon energy industry spending for seismic services, changes in economic conditions, the unpredictable nature of forecasting weather, the potential for contract delay or cancellation, the potential for fluctuations in oil and natural gas prices, and the availability of capital resources.  The forward-looking statements contained herein reflect the current views of management, and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements except as required by law.

Executive Overview

TGC Industries, Inc. is a Texas corporation, and with its wholly-owned subsidiary, Eagle Canada, Inc., a Delaware corporation, (collectively “we,” “us,” “our,” “its,” “TGC” or the “Company”), is primarily engaged in the geophysical service business of conducting three-dimensional (“3-D”) surveys for clients in the oil and natural gas business.  TGC’s principal business office is located at 101 E. Park Blvd., Suite 955, Plano, Texas 75074 (Telephone: 972-881-1099).  TGC’s internet address is www.tgcseismic.com.  TGC makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as soon as reasonably practicable after filing with, or furnishing such information to the SEC.

We are a leading provider of seismic data acquisition services throughout the continental United States and Canada.  We supply seismic data to companies engaged in the exploration and development of oil and natural gas on land and in land-to-water transition areas. Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.  We operated four crews throughout the second quarter of 2014 in the U.S.  In Canada, we began the second quarter of 2014 operating four crews, tapering down to two crews by the middle of April.  At the end of April and for the rest of the second quarter, we had no crews operating in Canada.  The Canadian market is seasonal, and as a result of the thawing season, we have historically experienced limited Canadian activity for the second and third quarters of each year. Results for interim periods are therefore not necessarily indicative of results to be expected for a full year or any future period.

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

We provide our seismic data acquisition services primarily to major and independent onshore oil and natural gas exploration and development companies for use in the onshore drilling and production of oil and natural gas in the continental United States and Canada. The main factors influencing demand for seismic data acquisition services in our industry are the projected levels of drilling activity by oil and natural gas companies and the sizes of such companies’ exploration and development budgets, which, in turn, depend largely on current and anticipated future crude oil and natural gas prices and depletion rates.

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

Results of Operations

Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013 (Unaudited)

Revenues.  Our revenues were $67,038,190 for the six months ended June 30, 2014, compared to $94,691,644 for the same period of 2013, a decrease of 29.2%.  This decrease was primarily due to the softening in the seismic market that began in early 2013, our operation of fewer crews in the United States and Canada during the six months ended June 30, 2014, and the adverse winter weather conditions in parts of the United States and Canada during the first quarter of 2014.  We operated four crews in the United States during the six months ended June 30, 2014.  In Canada, we operated six crews for most of this year’s first quarter and ended the first quarter with four crews.  By late-April, all Canadian crews had been shut down following the end of the winter season.  This compares with our operation of nine crews in the United States and six crews in Canada during the first quarter of 2013.  We began the second quarter of 2013 with eight crews operating in the United States and ended the quarter with two crews.  In Canada, we began the second quarter of 2013 operating six crews and ended the quarter operating two crews.

Cost of services.  Our cost of services was $51,570,608 for the six months ended June 30, 2014, compared to $71,519,202 for the same period of 2013, a decrease of 27.9%.  As a percentage of revenues, cost of services was 76.9% for the six months ended June 30, 2014, compared to 75.5% for the same period of 2013.  This decrease in the cost of services was primarily attributable to our operation of fewer crews in the United States and Canada as discussed above.  The decrease was partially offset by costs incurred due to adverse winter weather conditions in parts of the United States and Canada during the first quarter of this year.

Selling, general, and administrative expenses.  Selling, general and administrative (“SG&A”) expenses were $4,772,558 for the six months ended June 30, 2014, compared to $4,834,487 for the same period of 2013, a decrease of 1.3%, or approximately $62,000.

Depreciation and amortization expense.  Depreciation and amortization expense was $9,931,433 for the six months ended June 30, 2014, compared to $13,053,384 for the same period of 2013, a decrease of 23.9%.  This decrease was primarily attributable to reduced spending on seismic equipment and vehicles with our implementation of a maintenance capital expenditures program adopted early in 2013.  Depreciation and amortization expense as a percentage of revenues was 14.8% for the six months ended June 30, 2014, compared to 13.8% for the same period of 2013.

Income from operations.  Income from operations was $763,591 for the six months ended June 30, 2014 compared to $5,284,571 for the same period of 2013.  This decrease was primarily attributable to a decrease in revenues from fielding fewer crews in the United States and Canada and an increase, as a percentage of revenues, in cost of services, SG&A expenses, and depreciation and amortization expense.  EBITDA decreased $7,642,931 to $10,695,024 for the six months ended June 30, 2014, from $18,337,955 for the same period of 2013, a decrease of 41.7%.  This decrease was a result of the factors discussed above.  For a definition of EBITDA, a reconciliation of EBITDA to net income and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $357,526 for the six months ended June 30, 2014, compared to $628,158 for the same period of 2013, a decrease of 43.1%.  This decrease was primarily attributable to our pay off of three notes payable for purchases of seismic acquisition equipment during 2013.

Income tax expense.  Income tax expense was $158,365 for the six months ended June 30, 2014, compared to $2,308,970 for the same period of 2013.  The effective tax rate was 39.0% for the six months ended June 30, 2014, compared to an effective tax rate of 49.6% for the six months ended June 30, 2013.  See Note E of Notes to Consolidated Financial Statements in Item 1.

Three Months Ended June 30, 2014, Compared to Three Months Ended June 30, 2013 (Unaudited)

Revenues.  Our revenues were $18,236,767 for the three months ended June 30, 2014, compared to $31,487,231 for the same period of 2013.  The decrease in revenues was due to our operation of fewer crews, primarily in the U.S., during the three months ended June 30, 2014 compared to the same period in 2013.  We operated four crews throughout the second quarter of 2014 in the U.S.  In Canada, we began the second quarter of 2014 operating four crews, tapering down to two crews by the middle of April.  At the end of April and continuing for the remainder of the second quarter, we had no crews operating in Canada.  We began the second quarter of 2013 operating eight crews, and ended the quarter operating two crews in the United States.  In Canada, we began the second quarter of 2013 operating six crews and ended the quarter operating two crews.

Cost of services.  Our cost of services was $17,656,710 for the three months ended June 30, 2014, compared to $28,286,561 for the same period of 2013, a decrease of 37.6%.  As a percentage of revenues, cost of services was 96.8% for the three months ended June 30, 2014, compared to 89.8% for the same period of 2013.  This decrease in the cost of services was primarily attributable to our operation of fewer crews in the United States and Canada as discussed above.  Costs of services as a percentage of revenues for the second quarter of 2013 increased as a result of depressed revenue amounts due to the continued softness in the seismic market.

Selling, general, and administrative expenses.  SG&A expenses were $2,157,893 for the three months ended June 30, 2014, compared to $2,453,946 for the same period of 2013, a decrease of 12.1%.  This decrease was primarily due to a decrease in share-based compensation.  SG&A expense as a percentage of revenues was 11.8% for the three months ended June 30, 2014, compared with 7.8% for the same period of 2013.

Depreciation and amortization expense.  Depreciation and amortization expense was $4,856,051 for the three months ended June 30, 2014, compared to $6,367,015 for the same period of 2013, a decrease of 23.7%.  This decrease was primarily attributable to reduced spending on seismic equipment and vehicles with our implementation of a maintenance capital expenditures program adopted early in 2013.  Depreciation and amortization expense as a percentage of revenues was 26.6% for the three months ended June 30, 2014, compared to 20.2% for the same period of 2013.

Loss from operations.  Loss from operations was $6,433,887 for the three months ended June 30, 2014, compared to $5,620,291 for the same period of 2013.  This increase was primarily attributable to the higher cost of services as a percentage of revenue as discussed above.  EBITDA decreased $2,324,560 to $(1,577,836) for the three months ended June 30, 2014, from $746,724 for the same period of 2013. This decrease was a result of the factors discussed above.  For a definition of EBITDA, a reconciliation of EBITDA to net income and a discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $175,954 for the three months ended June 30, 2014, compared to $308,452 for the same period of 2013, a decrease of 43.0%.  This decrease was primarily attributable to our reduced purchases of seismic acquisition equipment since the adoption of our maintenance capital expenditures policy in early 2013, and our pay off of three notes payable for purchases of seismic acquisition equipment during 2013.

Income tax benefit.  Income tax benefit was $2,577,838 for the three months ended June 30, 2014, compared to $1,924,714 for the same period of 2013.  The effective tax benefit rate was 39.0% for the three months ended June 30, 2014 compared to 32.5% for the same period of 2013. See Note E of Notes to Consolidated Financial Statements in Item 1.

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

The following table reconciles our EBITDA to our net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net income (loss)	$(4,032,003)	$(4,004,029)	$247,700	$2,347,443
Depreciation and amortization expense	4,856,051	6,367,015	9,931,433	13,053,384
Interest expense	175,954	308,452	357,526	628,158
Income tax expense (benefit)	(2,577,838)	(1,924,714)	158,365	2,308,970

EBITDA	$(1,577,836)	$746,724	$10,695,024	$18,337,955

Liquidity and Capital Resources

Cash Flows

Cash flows provided by operating activities.

Net cash provided by operating activities was $21,329,177 for the six months ended June 30, 2014, compared to $23,085,199 for the same period of 2013.  The $1,756,022 decrease in cash flow from operating activities during the first six months of 2014 from the same period of 2013 was principally attributable to the increase in accounts receivable, and the decreases in net income and depreciation expense, partially offset by the timing of billings and revenue recognition, the timing of receipt and payment of invoices, and prepaid federal and state income taxes.

Working capital increased $4,625,892 to $22,334,055 as of June 30, 2014, from the December 31, 2013 working capital of $17,708,163.  This increase was primarily due to increases of $14,381,378 in cash, $11,447,611 in accounts receivable, and $3,881,961 in prepaid expenses, partially offset by a $3,909,198 decrease in prepaid federal and state income tax, a $11,347,760 increase in trade accounts payable, and a $7,016,733 increase in billings in excess of cost and estimated earnings on uncompleted contracts.

Cash flows provided by (used in) investing activities.

Net cash used in investing activities was $792,955 for the six months ended June 30, 2014, and net cash provided by investing activities was $239,059 for the six months ended June 30, 2013.  This change was due primarily to an increase in capital expenditures of $628,249 while keeping with our maintenance capital expenditures policy adopted in early 2013, partially offset by a decrease of $403,765 in proceeds from the sale of older property and equipment.

Cash flows used in financing activities.

Net cash used in financing activities was $6,273,755 for the six months ended June 30, 2014, and $7,008,528 for the six months ended June 30, 2013.  The decrease was due primarily to lower principal payments on notes payable and our payoff during 2013 of three notes payable used to purchase equipment.

Capital expenditures.

During the six months ended June 30, 2014, we acquired $1,116,780 of vehicles and equipment, primarily to add to and replace similar vehicles and equipment.  We financed these acquisitions by using $1,086,520 of cash on hand and by incurring $30,260 in capital lease obligations from a vehicle leasing company.  In August 2014, we agreed to purchase certain wireless recording equipment and although we do not budget for our capital expenditures, we may purchase additional equipment during 2014 should the demand for our services increase.

Liquidity.

Our primary source of liquidity are cash generated from operations and short-term borrowings and leases from commercial banks and equipment lenders for capital expenditures.  Based on current forecasts, we believe that we have sufficient available cash and borrowing capacity to fund our working capital needs over the next 12 months.

Capital Resources

We have relied on cash generated from operations and short-term borrowings from commercial banks and equipment lenders to fund our working capital requirements and capital expenditures.

We have a revolving line of credit agreement with a commercial bank, pursuant to which we may borrow up to $5,000,000. The credit agreement was renewed for a one-year term on September 16, 2012, and September 16, 2013 and will expire on September 16, 2014.  We intend to renew the revolving credit agreement prior to its expiration.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the revolving credit agreement is payable monthly at the greater of the prime rate of interest or five percent.  As of June 30, 2014, we had no borrowings outstanding under the revolving credit agreement.

At June 30, 2014, the Company had four outstanding notes payable to commercial banks for equipment purchases.  The notes have interest rates between 3.50% and 4.60%, are due in monthly installments between $128,363 and $215,863, have a total outstanding balance of $10,089,121 and are collateralized by equipment.  Three notes payable with interest rates between 5.00% and 6.35% and monthly payments between $50,170 and $82,950 plus interest were paid off in 2013.  These notes were collateralized by equipment.

The Company had, at June 30, 2014, three outstanding notes payable to finance companies for corporate insurance.  The notes have interest rates between 4.00% and 4.95%, are due in monthly installments between $18,831 and $326,366 including interest, and have a total outstanding balance of $2,392,672.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the quarter ended June 30, 2014.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  There have been no new accounting pronouncements during the quarter ended June 30, 2014, except for the accounting pronouncement discussed in Note A of the Notes to Consolidated Financial Statements in Item I.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change from the information provided in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains controls and procedures to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC.  Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize, and report information required to be included in reports filed or submitted under the Securities Exchange Act of 1934, as amended, within the required time period.  There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. – None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. – None.

ITEM 4. MINE SAFETY DISCLOSURES. – None.

ITEM 5. OTHER INFORMATION. – None.

ITEM 6. EXHIBITS.

A list of exhibits filed herewith is contained in the Exhibit Index that immediately precedes such exhibits and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TGC INDUSTRIES, INC.

Date: August 11, 2014	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Date: August 11, 2014	/s/ James K. Brata
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