Form 10-Q
period 2014-09-30
TGC INDUSTRIES INC
filed 2014-11-10
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at October 31, 2014
Common Stock ($.01 Par Value)	21,999,157

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2014

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$25,064,116	$16,130,374
Trade accounts receivable, net of allowance for doubtful accounts of $-0- in both periods	8,985,899	10,742,412
Cost and estimated earnings in excess of billings on uncompleted contracts	4,620,300	2,312,947
Prepaid expenses and other	2,790,235	1,808,411
Prepaid federal and state income tax	—	3,909,198

Total current assets	41,460,550	34,903,342

PROPERTY AND EQUIPMENT - at cost

Machinery and equipment	188,061,303	185,405,886
Automobiles and trucks	13,377,137	14,272,341
Furniture and fixtures	484,206	486,700
Leasehold improvements	14,994	14,994
	201,937,640	200,179,921
Less accumulated depreciation and amortization	(147,725,913)	(137,072,725)
	54,211,727	63,107,196

Goodwill	201,530	201,530
Other assets	81,942	89,470
	283,472	291,000

Total assets	$95,955,749	$98,301,538

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS — CONTINUED

September 30, 2014

	September 30,	December 31,
	2014	2013
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Trade accounts payable	$7,294,617	$4,097,819
Accrued liabilities	3,396,131	2,585,993
Billings in excess of costs and estimated earnings on uncompleted contracts	2,531,275	653,220
Federal and state income taxes payable	890,093	—
Current maturities of notes payable	9,214,619	8,434,879
Current portion of capital lease obligations	937,048	1,423,268

Total current liabilities	24,263,783	17,195,179

NOTES PAYABLE, less current maturities	6,312,379	6,483,112

CAPITAL LEASE OBLIGATIONS, less current portion	364,801	901,707

LONG-TERM DEFERRED TAX LIABILITY	1,025,116	4,590,739

SHAREHOLDERS’ EQUITY

Preferred stock, $1.00 par value; 4,000,000 shares authorized; issued — none	—	—

Common stock, $.01 par value; 35,000,000 shares authorized; 22,102,502 and 22,090,127 issued and outstanding in each period, respectively	221,025	220,901

Additional paid-in capital	32,052,956	31,508,662

Retained earnings	37,995,738	41,757,515

Treasury stock, at cost, 145,335 shares in each period	(1,251,099)	(1,251,099)

Accumulated other comprehensive income (loss) - foreign currency translations adjustments	(5,028,950)	(3,105,178)

	63,989,670	69,130,801

Total liabilities and shareholders’ equity	$95,955,749	$98,301,538

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

September 30, 2014

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$26,094,909	$21,115,045	$93,133,099	$115,806,689

Cost and expenses
Cost of services	25,071,320	18,492,618	76,641,928	90,011,820
Selling, general and administrative expense	2,288,412	2,391,946	7,060,970	7,226,433
Depreciation and amortization expense	4,708,500	6,057,092	14,639,933	19,110,476
	32,068,232	26,941,656	98,342,831	116,348,729

Loss from operations	(5,973,323)	(5,826,611)	(5,209,732)	(542,040)

Interest expense	148,770	275,509	506,296	903,667

Loss before income taxes	(6,122,093)	(6,102,120)	(5,716,028)	(1,445,707)

Income tax expense (benefit)	(2,112,616)	(2,150,433)	(1,954,251)	158,537

NET LOSS	$(4,009,477)	$(3,951,687)	$(3,761,777)	$(1,604,244)

Earnings per common share:
Basic	$(0.18)	$(0.18)	$(0.17)	$(0.07)
Diluted	$(0.18)	$(0.18)	$(0.17)	$(0.07)

Weighted average number of common shares outstanding:
Basic	21,957,167	21,832,831	21,956,804	21,805,692
Diluted	21,957,167	21,832,831	21,956,804	21,805,692

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

September 30, 2014

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net loss	$(4,009,477)	$(3,951,687)	$(3,761,777)	$(1,604,244)

Other comprehensive income (loss):
Foreign currency translation adjustments	(1,846,695)	755,989	(1,923,772)	(2,093,196)

Comprehensive income (loss)	$(5,856,172)	$(3,195,698)	$(5,685,549)	$(3,697,440)

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

September 30, 2014

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,761,777)	$(1,604,244)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,639,933	19,110,476
Gain on disposal of property and equipment	(198,109)	(635,265)
Non-cash compensation	544,418	817,391
Deferred income taxes	(3,565,623)	(2,792,520)
Changes in operating assets and liabilities
Trade accounts receivable	1,617,495	23,374,057
Cost and estimated earnings in excess of billings on uncompleted contracts	(2,307,580)	3,046,174
Prepaid expenses and other	2,053,325	2,105,774
Prepaid federal and state income tax	3,823,925	(1,673,101)
Other assets	5,832	1,769
Trade accounts payable	3,237,349	(9,374,217)
Accrued liabilities	831,063	(2,184,320)
Billings in excess of cost and estimated earnings on uncompleted contracts	1,878,055	(2,741,145)
Income taxes payable	911,081	(3,543,613)

NET CASH PROVIDED BY OPERATING ACTIVITIES	19,709,387	23,907,216

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,258,607)	(1,250,550)
Proceeds from sale of property and equipment	342,618	1,090,607

NET CASH USED IN INVESTING ACTIVITIES	(915,989)	(159,943)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(8,528,861)	(9,929,954)
Principal payments on capital lease obligations	(1,153,137)	(1,586,423)
Proceeds from exercise of stock options	—	395,551
Payment of dividends	—	(939)

NET CASH USED IN FINANCING ACTIVITIES	(9,681,998)	(11,121,765)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,111,400	12,625,508

EFFECT OF EXCHANGE RATES ON CASH	(177,658)	96,048

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,130,374	8,614,244

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,064,116	$21,335,800

Supplemental cash flow information

Interest paid	$506,297	$903,667
Income taxes paid	$(3,056,012)	$8,167,772

Noncash investing and financing activities

Capital lease obligations incurred	$161,533	$368,396
Financed equipment purchase	$6,096,173	$—
Financed insurance premiums	$3,045,297	$3,064,370
Restricted stock awards to employees	$100,200	$25,441
Treasury shares issued for stock options exercised	$—	$484,866

See Notes to Consolidated Financial Statements

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

September 30, 2014

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

On October 8, 2014, the Company entered into a definitive merger agreement (the “Merger Agreement”) with Dawson Geophysical Company (“Dawson”), providing for the merger of Riptide Acquisition Corp., a wholly owned subsidiary of the Company formed for the purpose of the transaction, with and into Dawson, with Dawson continuing as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”). The Merger Agreement provides for Dawson shareholders to receive per share consideration of 1.760 shares of the Company’s common stock after giving effect to a 1-for-3 reverse stock split that the Company agreed to implement immediately prior to the Merger. Upon consummation of the Merger, current Dawson and TGC shareholders will own approximately 66% and 34% of the combined company, respectively, and TGC will change its name to “Dawson Geophysical Company.” Closing of the Merger is anticipated during the first calendar quarter of 2015, subject to certain approvals by holders of 66.67% of the outstanding shares of both TGC and Dawson, as well as certain other closing conditions and regulatory approvals.

CRITICAL ACCOUNTING POLICIES

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the quarter ended September 30, 2014.  Certain policies have been paraphrased herein for convenience.

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

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

September 30, 2014

estimated earnings on uncompleted contracts” represents billings on turnkey agreements in excess of cost on those agreements.

ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is a measure of income which includes both net income and other comprehensive income or loss.  Other comprehensive income or loss results from items deferred from recognition in the statement of operations, which consists solely of foreign currency translation adjustments.  Accumulated other comprehensive income (loss) is presented on the Company’s consolidated balance sheet as a part of shareholder’s equity.  In addition, the Company reports comprehensive income and its components in a separate statement of comprehensive income.

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

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

September 30, 2014

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

The following is a reconciliation of net income (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)		(Unaudited)
	2014	2013	2014	2013
Basic:
Numerator:
Net loss	$(4,009,477)	$(3,951,687)	$(3,761,777)	$(1,604,244)

Denominator:
Basic - weighted average common shares outstanding	21,957,167	21,832,831	21,956,804	21,805,692

Basic EPS	$(0.18)	$(0.18)	$(0.17)	$(0.07)

Diluted:
Numerator:

Net loss	$(4,009,477)	$(3,951,687)	$(3,761,777)	$(1,604,244)

Denominator:
Weighted average common shares outstanding	21,957,167	21,832,831	21,956,804	21,805,692
Effect of Dilutive Securities:
Stock options	—	—	—	—
	21,957,167	21,832,831	21,956,804	21,805,692

Diluted EPS	$(0.18)	$(0.18)	$(0.17)	$(0.07)

TGC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED

September 30, 2014

NOTE D — DIVIDENDS

On April 19, 2013, the Company declared a five percent (5%) stock dividend on its outstanding common shares.  The 5% stock dividend was paid on May 14, 2013, to shareholders of record as of April 30, 2013.  There have been no dividends declared or paid in 2014.

NOTE E — INCOME TAXES

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.  In addition, the Company paid, during the first nine months of 2014, federal and various state estimated income taxes for tax year 2014, as well as various state income taxes for tax year 2013.

NOTE F — SHARE-BASED COMPENSATION

The Company accounts for share-based compensation awards and for unvested awards outstanding using the modified prospective application method.  Accordingly, we recognized the fair value of the share-based compensation awards as wages in the Consolidated Statements of Operations on a straight-line basis over the vesting period.  We have recognized compensation expense, relative to share-based awards, in wages in the Consolidated Statements of Operations of approximately $164,000 and $158,000, or less than $0.01 per share for the three months ended September 30, 2014, and 2013, and approximately $544,000 and $817,000, or approximately $0.02 and $0.04 per share, for the nine months ended September 30, 2014, and 2013, respectively.

As of September 30, 2014, there was approximately $488,000 of unrecognized compensation expense related to our two share-based compensation plans which the Company expects to recognize over a period of three years.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-Q.

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact included in this report, such as statements of our plans, objectives, expectations, and intentions regarding the Company’s strategies and plans for growth and the pending strategic business combination with Dawson Geophysical Company (“Dawson”) are forward-looking statements.  These forward-looking statements are often characterized by the terms “may,” “would,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” and other words and terms of similar meanings and do not reflect historical facts.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from such expectations are disclosed in our Securities and Exchange Commission (“SEC”) filings, and include, but are not limited to, the dependence upon energy industry spending for seismic services, changes in economic conditions, the unpredictable nature of forecasting weather, the potential for contract delay or cancellation, the potential for fluctuations in oil and natural gas prices, and the availability of capital resources.  The forward-looking statements contained herein reflect the current views of management, and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those contemplated by such forward-looking statements except as required by law.

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

We are a leading provider of seismic data acquisition services throughout the continental United States and Canada.  We supply seismic data to companies engaged in the exploration and development of oil and natural gas on land and in land-to-water transition areas. Our customers rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques.  We operated five crews throughout the third quarter of 2014 in the U.S.  In Canada, we had one crew operating intermittently during the 2014 third quarter.  The Canadian market is seasonal, and as a result of the thawing season, we have historically experienced limited Canadian activity for the second and third quarters of each year. Results for interim periods are therefore not necessarily indicative of results to be expected for a full year or any future period.

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

The acquisition of seismic data for the oil and natural gas industry is a highly competitive business.  Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although other factors such as crew safety performance history and technological and operational expertise are often determinative. Our competitors include companies with financial resources that are significantly greater than our own as well as companies of comparable and smaller size. Our primary competitors are Dawson Geophysical Company, SAExploration Holdings, Inc., and CGG-Veritas (which recently sold its North American onshore seismic contract acquisition business to Geokinetics Inc.).  These competitors are publicly-traded companies with long operating histories which field numerous crews and work in a number of different regions and terrain.  Our other major competitors include Geokinetics Inc., Global Geophysical Services Inc., Tesla Exploration, Ltd., Breckenridge Geophysical Inc., Paragon Geophysical Services, Inc., and LoneStar Geophysical Surveys.  In addition to the previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two crews and often specialize in specific regions or types of operations.  We believe that our long-term industry expertise, the customer relationships developed over our history, and our financial stability give us an advantage over most of our competitors in the industry.

Strategic Business Combination

On October 8, 2014, we entered into a definitive merger agreement (the “Merger Agreement”) with Dawson , providing for the merger of Riptide Acquisition Corp., our wholly owned subsidiary formed for the purpose of the transaction, with and into Dawson, with Dawson continuing as the surviving entity and a wholly owned subsidiary of TGC (the “Merger”). The Merger Agreement provides for Dawson shareholders to receive per share consideration of 1.760 shares of our common stock after giving effect to a 1-for-3 reverse stock split that we agreed to implement immediately prior to the Merger. Upon consummation of the Merger, current Dawson and TGC shareholders will own approximately 66% and 34% of the combined company, respectively, and TGC will change its name to “Dawson Geophysical Company.” Closing of the Merger is anticipated during the first calendar quarter of 2015, subject to certain approvals by holders of 66.67% of the outstanding shares of both TGC and Dawson, as well as certain other closing conditions and regulatory approvals.

Results of Operations

Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013 (Unaudited)

Revenues.  Our revenues were $93,133,099 for the nine months ended September 30, 2014, compared to $115,806,689 for the same period of 2013, a decrease of 19.6%  This decrease was primarily due to the softening in the seismic market that began in early 2013, our operation of fewer crews in the United States and Canada during the nine months ended September 30, 2014 compared to the same period of 2013, and the adverse winter weather conditions in parts of the United States and Canada during the first quarter of 2014.  We operated four crews in the United States during the first and second quarters of 2014, and added one crew during the third quarter ended September 30, 2014.  In Canada, we operated six crews for most of this year’s first quarter and ended the first quarter with four crews.  By late-April, all Canadian crews had been shut down following the end of the winter season.  We added one crew in Canada in the beginning of June for summer work, but that crew worked intermittently during the third quarter.  This compares with our operation of nine crews in the United States and six crews in Canada during the first quarter of 2013.  We began the second quarter of 2013 with eight crews operating in the United States and ended the quarter with two crews, and began the third quarter of 2013 with three crews operating in the United States and ended the quarter with five crews.  In Canada, we began the second quarter of 2013 operating six crews and ended the quarter operating two crews.  In the third quarter of 2013, we operated three crews in Canada for short term work at the beginning of the quarter but had no crews operating in Canada by the end of the quarter.

Cost of services.  Our cost of services was $76,641,928 for the nine months ended September 30, 2014, compared to $90,011,820 for the same period of 2013, a decrease of 14.9%  As a percentage of revenues, cost of services was 82.3% for the nine months ended September 30, 2014, compared to 77.7% for the same period of 2013.  This decrease in cost of services was primarily attributable to our operation of fewer crews in the United States and Canada as discussed above.  The decrease was partially offset by costs incurred due to adverse winter weather conditions in parts of the United States and Canada during the first quarter of this year and an increase in shot-hole work, which carries higher costs and lower margins than vibroseis work, in the United States during the third quarter.

Selling, general, and administrative expenses.  Selling, general and administrative (“SG&A”) expenses were $7,060,970 for the nine months ended September 30, 2014, compared to $7,226,433 for the same period of 2013, a decrease of 2.3%.  SG&A expense as a percentage of revenues was 7.6% for the nine months ended September 30, 2014, compared with 6.2% for the same period of 2013.

Depreciation and amortization expense.  Depreciation and amortization expense was $14,639,933 for the nine months ended September 30, 2014, compared to $19,110,476 for the same period of 2013, a decrease of 23.4%.  This decrease was primarily attributable to reduced spending on seismic equipment and vehicles with our implementation of a maintenance capital expenditures program adopted early in 2013.  Depreciation and amortization expense as a percentage of revenues was 15.7% for the nine months ended September 30, 2014, compared to 16.5% for the same period of 2013.

Loss from operations.  Loss from operations was $5,209,732 for the nine months ended September 30, 2014 compared to $542,040 for the same period of 2013.  This loss increase was primarily attributable to a decrease in revenues from fielding fewer crews in the United States and Canada and an increase, as a percentage of revenues, in cost of services and SG&A expenses.  EBITDA decreased $9,138,235 to $9,430,201 for the nine months ended September 30, 2014, from $18,568,436 for the same period of 2013, a decrease of 49.2%.  This decrease was a result of the factors discussed above.  For a definition of EBITDA, a reconciliation of EBITDA to net loss and discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $506,296 for the nine months ended September 30, 2014, compared to $903,667 for the same period of 2013, a decrease of 44.0%.  This decrease was primarily attributable to our pay off of three notes payable for purchases of seismic acquisition equipment during 2013 and 2014.

Income tax expense (benefit).  Income tax benefit was $1,954,251 for the nine months ended September 30, 2014, compared to income tax expense of $158,537 for the same period of 2013.  The income tax benefit for the nine months ended September 30, 2014, at a rate of 34.2%, was due primarily to our loss before income taxes.  The tax expense for the nine months ended September 30, 2013 was due primarily to permanent tax differences.

Three Months Ended September 30, 2014, Compared to Three Months Ended September 30, 2013 (Unaudited)

Revenues.  Our revenues were $26,094,909 for the three months ended September 30, 2014, compared to $21,115,045 for the same period of 2013.  The increase in revenues was primarily due to our operation of five crews in the United States during the 2014 entire third quarter.  In 2013, we began the third quarter with three crews operating in the United States and ended the quarter with five crews.  The Company’s Canadian operations did not contribute significantly to the overall results of the third quarter of either 2014 or 2013.

Cost of services.  Our cost of services was $25,071,320 for the three months ended September 30, 2014, compared to $18,492,618 for the same period of 2013, an increase of 35.6%.  As a percentage of revenues, cost of services was 96.1% for the three months ended September 30, 2014, compared to 87.6% for the same period of 2013.  This increase was largely due to our operation of more crews in the United States, an increase in shot-hole work during the quarter, which carries higher costs and lower margins than vibroseis work, and the continued softness in the seismic market.

Selling, general, and administrative expenses.  SG&A expenses were $2,288,412 for the three months ended September 30, 2014, compared to $2,391,946 for the same period of 2013, a decrease of 4.3%.  SG&A expense as a percentage of revenues was 8.8% for the three months ended September 30, 2014, compared with 11.3% for the same period of 2013.

Depreciation and amortization expense.  Depreciation and amortization expense was $4,708,500 for the three months ended September 30, 2014, compared to $6,057,092 for the same period of 2013, a decrease of 22.3%.  This decrease was primarily attributable to lower capital expenditures beginning in 2013.  Depreciation and amortization expense as a percentage of revenues was 18.0% for the three months ended September 30, 2014, compared to 28.7% for the same period of 2013.

Loss from operations.  Loss from operations was $5,973,323 for the three months ended September 30, 2014, compared to income from operations of $5,826,611 for the same period of 2013.  This increase was primarily attributable to higher cost of services as a percentage of revenues, partially offset by lower depreciation expense as discussed above.  EBITDA decreased $1,495,304 to ($1,264,823) for the three months ended September 30, 2014, from $230,481 for the same period of 2013.  This decrease was a result of those factors mentioned above.  For a definition of EBITDA, a reconciliation of EBITDA to net income and a discussion of EBITDA, please refer to the section entitled “EBITDA” found below.

Interest expense.  Interest expense was $148,770 for the three months ended September 30, 2014, compared to $275,509 for the same period of 2013, a decrease of 46.0%.  This decrease was primarily attributable to our continuing payment of notes payable for purchases of seismic acquisition equipment, including the repayment in full of a note in each of February 2013, September 2013, December 2013, and August 2014.

Income tax benefit.  Income tax benefit was $2,112,616 for the three months ended September 30, 2014, compared to income tax benefit of $2,150,433 for the same period of 2013.  The effective tax benefit rate was 34.5% for the three months ended September 30, 2014 compared to 35.2% for the same period of 2013.

EBITDA

We define EBITDA as net loss plus interest expense, income tax expense, and depreciation and amortization expense. We use EBITDA as a supplemental financial measure to assess:

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

The following table reconciles our EBITDA to our net loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Net loss	$(4,009,477)	$(3,951,687)	$(3,761,777)	$(1,604,244)
Depreciation and amortization expense	4,708,500	6,057,092	14,639,933	19,110,476
Interest expense	148,770	275,509	506,296	903,667
Income tax expense (benefit)	(2,112,616)	(2,150,433)	(1,954,251)	158,537

EBITDA	$(1,264,823)	$230,481	$9,430,201	$18,568,436

Liquidity and Capital Resources

Cash Flows

Cash flows provided by operating activities.

Net cash provided by operating activities was $19,709,387 for the nine months ended September 30, 2014, compared to $23,907,216 for the same period of 2013.  The $4,197,829 decrease in cash flow from operating activities during the first nine months of 2014 from the same period of 2013 was principally attributable to a higher net loss, decreases in depreciation expense, trade accounts receivable, and cost and estimated earnings in excess of billings on uncompleted contracts, which were partially offset by a decrease in prepaid federal and state income tax and increases in, accounts payable, billings in excess of cost and estimated earnings on uncompleted contracts and income taxes payable.

Working capital decreased $511,396 to $17,196,767 as of September 30, 2014, from the December 31, 2013 working capital of $17,708,163.  This decrease was primarily due to decreases of $1,756,513 in accounts receivable and, $3,909,198 in prepaid federal and state income taxes, and increases of $3,196,798 in accounts payable, and $1,878,055 in billings in excess of cost and estimated earnings on uncompleted contracts, partially offset by increases of $8,933,742 in cash and $2,307,353 in cost and estimated earnings on uncompleted contracts.

Cash flows used in investing activities.

Net cash used in investing activities was $915,989 for the nine months ended September 30, 2014, and net cash used in investing activities was $159,943 for the nine months ended September 30, 2013.  This change was due primarily to a decrease of $747,989 in proceeds from the sale of older property and equipment.

Cash flows used in financing activities.

Net cash used in financing activities was $9,681,998 for the nine months ended September 30, 2014, and $11,121,765 for the nine months ended September 30, 2013.  The decrease was due primarily to a decrease in principal payments on notes payable and capital lease obligations.

Capital expenditures.

During the nine months ended September 30, 2014, we acquired $7,516,313 of vehicles and equipment including the purchase in September 2014 of a 10,500 channel INOVA Hawk seismic data acquisition system and to add to and replace similar vehicles and equipment.  We financed these acquisitions by using a $6,096,173 note payable to a commercial bank to finance the INOVA Hawk system mentioned above, $1,258,607 of cash on hand and by incurring $161,533 in capital lease obligations from a vehicle leasing company.  Although we do not budget for our capital expenditures, we may purchase additional equipment during 2014 should the demand for our services increase.

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

We have a revolving line of credit agreement with a commercial bank, pursuant to which we may borrow up to $5,000,000. The credit agreement was renewed for one-year terms on September 16, 2013, and September 16, 2014 and will expire on September 16, 2015.  We intend to renew the revolving credit agreement prior to its expiration.  Our obligations under this agreement are secured by a security interest in our accounts receivable.  Interest on the outstanding amount under the revolving credit agreement is payable monthly at the greater of the prime rate of interest or five percent.  As of September 30, 2014, we had no borrowings outstanding under the revolving credit agreement.

At September 30, 2014, we had four outstanding notes payable to commercial banks for equipment purchases.  The notes have interest rates between 3.50% and 4.60%, are due in monthly installments between $128,363 and $215,863 plus interest, have a total outstanding balance of $14,198,824 and are collateralized by equipment.  One note payable with interest of 6.35% and monthly payments of $50,170 including interest was paid off in February 2013, and one note payable with interest of 5.00% and monthly payments of $59,581 including interest was paid off in September 2013.  One note payable with interest of 5.00% and monthly payments of $82,950 plus interest was paid off in December 2013, and one note payable with interest of 4.50% and monthly payments of $187,934 plus interest was paid off in August 2014.  These notes were collateralized by equipment.

We also had three outstanding notes payable to finance companies for corporate insurance at September 30, 2014.  The notes have interest rates between 4.00% and 4.95%, are due in monthly installments between $18,831 and $326,366 including interest, and have a total outstanding balance of $1,328,174.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements.

Critical Accounting Policies

A discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  There have been no material changes to these policies (including critical accounting estimates and assumptions or judgments affecting the application of those estimates and assumptions) during the quarter ended September 30, 2014.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  One new accounting pronouncement issued during the quarter ended June 30, 2014, is discussed earlier in Note A to the financial statements.  There were no new accounting pronouncements issued during the quarter ended September 30, 2014 that affect the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change from the information provided in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains controls and procedures to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC.  Based on an evaluation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to record, process, summarize, and report information required to be included in reports filed or submitted under the Securities Exchange Act of 1934, as amended, within the required time period.  There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is a defendant in various legal actions that arose or may arise out of the normal course of business.  In our opinion, none of these actions has resulted, or will result, in any significant loss to us.

ITEM 1A. RISK FACTORS.

For a discussion of those “Risk Factors” affecting the Company, you should carefully consider the “Risk Factors” discussed in Part I, under “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no material changes from those risk factors previously disclosed in such Annual Report except as set forth below.

The Merger is subject to certain closing conditions which may not be satisfied, and as a result, the Merger may not be completed.

The closing of the Merger is subject to certain customary closing conditions, including, among other things:

•                  the approval of the Merger Agreement by Dawson shareholders;

•                  the approval by TGC shareholders of (i) the issuance of shares of TGC common stock pursuant to the Merger Agreement, (ii) the 1-for-3 reverse stock split with respect to TGC common stock immediately prior to the Merger and (iii) the change of TGC’s name to “Dawson Operating Company” immediately prior to the Merger;

•                  clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976;

•                  the absence of any judgment, injunction, order or decree in effect, or any law, statute, rule or regulation enacted, that prohibits the consummation of the Merger;

•                  the continuing effectiveness of a registration statement on Form S-4 concerning the issuance of shares in connection with the Merger and the authorization of the listing of the shares of TGC common stock to be issued in connection with the Merger on NASDAQ;

•                  receipt by each party of an opinion from its counsel, in a form and substance reasonably satisfactory to that party, dated as of the closing date of the Merger, to the effect that (1) the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code and (2) no gain or loss will be recognized for United States federal income tax purposes by the shareholders of Dawson upon the exchange of shares of Dawson common stock for shares of TGC common stock pursuant to the proposed Merger (except with respect to cash received by Dawson shareholders in lieu of fractional shares);

•                  certain officers of TGC and Dawson having entered into employment agreements with TGC as of the effective time of the Merger;

•                  receipt by Dawson of certain third party consents; and

•                  other customary conditions, including the absence of a material adverse effect with respect to either TGC’s or Dawson’s respective businesses.

There can be no assurance that all these closing conditions will be met, and if they are not all met (or waived to the extent they can be waived by the applicable party), the Merger will not be completed.

Whether or not the Merger is completed, the announcement and pendency of the Merger could cause disruptions in the businesses of Dawson and TGC, which could have an adverse effect on each of their respective businesses, financial results and stock prices.

Whether or not the Merger is completed, the announcement and pendency of the Merger could cause disruptions in the businesses of Dawson and TGC. Dawson and TGC have each diverted significant management resources in an effort to complete the Merger and are each subject to restrictions contained in the Merger Agreement on the conduct of each of their respective businesses, all of which could result in an adverse effect on each of Dawson’s and TGC’s respective businesses, financial results and stock prices.

TGC and Dawson may have difficulty attracting, motivating and retaining employees in light of the Merger, and the anticipated benefits of the Merger could be reduced.

Uncertainty about the effect of the Merger on TGC’s and Dawson’s employees may have an adverse effect on TGC and the anticipated benefits of the Merger. While it is a condition to the Merger that certain officers of TGC and Dawson enter into employment agreements with TGC, the uncertainty involving the Merger may impair TGC’s and Dawson’s abilities to attract, retain and motivate other key personnel until the Merger is completed. Employee retention may be particularly challenging during the pendency of the Merger, as employees may experience uncertainty about their future roles with TGC.

The success of the Merger will depend in part on the retention of personnel necessary to the business and operations of TGC. If TGC and Dawson are unable to retain key personnel, TGC could face disruptions in its operations, loss of existing clients and loss of expertise or know-how.

The Merger Agreement restricts TGC’s ability to pursue alternatives to the Merger and requires TGC to pay a termination fee to the other party of $2.0 million if it does.

The Merger Agreement contains non-solicitation provisions that, subject to limited fiduciary exceptions, restrict TGC’s ability to initiate, solicit or encourage or take any action to facilitate, discuss, negotiate or accept a competing third party proposal to acquire 20% or more of TGC’s assets, revenues, net income or equity securities. Although the board of directors of each of TGC is permitted to change its recommendation that shareholders approve the matters relating to the proposed Merger if it determines in good faith that these actions are reasonably likely to be required to comply with its fiduciary duties and certain other conditions, doing so in specified situations would require TGC to pay Dawson a termination fee of $2.0 million.  Furthermore, TGC will have to pay Dawson’s out-of-pocket expenses, including all fees and expenses payable to all legal, accounting, financial, public relations and other professional advisors arising out of, in connection with, or related to the Merger, up to a maximum of $1.5 million in the aggregate, if the Merger Agreement is terminated under certain circumstances.

Additionally, these non-solicitation provisions could discourage a potential acquirer that might have an interest in acquiring all or a significant part of TGC from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the consideration contemplated by the Merger Agreement or might result in a potential competing acquirer proposing to pay a lower per share price to acquire TGC than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

Failure to complete the Merger could negatively impact the stock price and the future business and financial results of TGC.

If the Merger is not completed, TGC will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit and would have exposed itself to a number of risks, including the following:

•                  TGC may experience negative reactions from its clients and employees;

•                  the current market price of TGC’s common stock may reflect a market assumption that the Merger will occur and a failure to complete the Merger could result in a negative perception by the stock market and a resulting decline in the market price of TGC’s common stock; and

•                  certain costs relating to the Merger, including certain investment banking, financing, legal and accounting fees and expenses, must be paid even if the Merger is not completed.

In addition, TGC may be required to pay Dawson a termination fee of $2.0 million and reimburse Dawson’s expenses up to $1.5 million if the Merger Agreement is terminated, depending on the specific circumstances of the termination.

The market for TGC common stock may be adversely affected by the issuance of shares pursuant to the proposals before TGC shareholders.

If the Merger is consummated, TGC will issue an estimated 14.2 million shares of TGC common stock to

Dawson shareholders, after giving effect to the proposed reverse stock split, based on the number of shares of Dawson common stock and options to acquire Dawson common stock outstanding on November 5, 2014. The increase in the number of outstanding shares of TGC common stock may lead to sales of such stock or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, TGC common stock.

The issuance of shares of TGC common stock to Dawson shareholders in the Merger will substantially reduce the percentage ownership interest of current TGC shareholders; additionally, TGC shareholders, who will own approximately 34% of TGC common stock immediately after the Merger, will exercise significantly less influence over management after the Merger.

If the Merger is consummated, TGC will issue an estimated 14.2 million shares of TGC common stock to Dawson shareholders, after giving effect to the proposed reverse stock split, based on the number of shares of Dawson common stock and options to acquire Dawson common stock outstanding on November 5, 2014 and former Dawson and legacy TGC shareholders will own, in the aggregate, approximately 66% and 34%, respectively, of the shares of TGC common stock outstanding immediately after the Merger. Therefore, immediately after the completion of the Merger, TGC shareholders will have significantly less influence over the management and policies of the combined company than they currently have over the management and policies of TGC.

As a result of this reduced ownership percentage, TGC shareholders will have less influence on the management and policies of TGC following the Merger than they now have. If TGC is unable to realize the benefits currently anticipated from the Merger, TGC shareholders will experience dilution of their ownership interest without receiving any commensurate benefit.

The market price of TGC common stock after the Merger may be affected by factors different from those currently affecting the market price of TGC common stock.

Upon completion of the Merger, holders of TGC common stock will own an interest in the combined businesses of TGC and Dawson. Dawson’s business differs in certain respects from that of TGC, and, accordingly, the results of operations of the combined company and the market price of TGC common stock after the completion of the Merger may be affected by factors different from those currently affecting the independent results of operations of each of TGC and Dawson.  For example, TGC and Dawson operate in overlapping but not identical geographic markets and as a result are subject to different local and regional as well as national economic conditions.

After completion of the Merger, TGC and Dawson may fail to realize the anticipated benefits of the Merger, which could adversely affect the value of TGC’s common stock.

The success of the Merger will depend, in part, on the TGC’s ability to manage effectively the businesses of Dawson and TGC and realize the anticipated benefits from the combination of Dawson and TGC.  As of the date of this quarterly report on Form 10-Q, TGC believes that these benefits, which include the expansion of TGC’s geographic diversity, an increase in utilization rates due to an expanded order book and the ability to enhance efficiencies because of logistical improvements, are achievable. However, it is possible that TGC will not be able to achieve these benefits fully, or at all, or will not be able to achieve them within the anticipated timeframe. Dawson and TGC have operated and, until the completion of the Merger, will continue to operate, independently, and they may not be able to integrate their businesses successfully.  If TGC’s expectations as to the benefits of the Merger turn out to be incorrect, or TGC is not able to successfully integrate the businesses of Dawson and TGC for any other reason, the financial and operating results and the value of TGC’s common stock (including the stock issued as a portion of the merger consideration) may be adversely affected.

While certain key employees of TGC and Dawson have entered into employment agreements with TGC that will become effective upon the effective time of the Merger, it is possible that the integration process could result in the loss of other key TGC or Dawson employees, as well as the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies. Specific issues that must be addressed upon completion of the Merger in order to realize the anticipated benefits of the Merger include, among other things:

•                  integrating the companies’ strategies, cultures and operations;

•                  retaining existing TGC and Dawson clients and suppliers;

•                  adopting best practices across the combined entity and harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

•                  integrating the companies’ corporate, administrative and information technology infrastructure; and

•                  managing any tax costs or inefficiencies associated with integration.

In addition, at times, the attention of certain members of Dawson’s management and TGC’s management, and the resources of the two companies, may be focused on business aspects related to the Merger and the integration of the businesses of the two companies and diverted from day-to-day business operations.

TGC may incur unexpected transaction fees and Merger-related costs in connection with the Merger.

TGC expects to incur a number of non-recurring expenses associated with completing the Merger, as well as expenses related to combining the operations of the two companies. TGC may incur additional unanticipated costs in the integration of the businesses of TGC and Dawson.  Although we expect that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction and Merger-related costs over time, TGC may not achieve this net benefit in the near term, or at all. Further, if the Merger is not completed, both TGC would have to recognize these expenses without realizing the expected benefits of the Merger.

The fairness opinion that TGC has obtained has not been, and is not expected to be, updated to reflect any changes in circumstances that may have occurred since the signing of the Merger Agreement.

The fairness opinion issued in connection with the Merger to TGC by Stephens Inc. regarding the fairness, from a financial point of view, of the exchange ratio to TGC speaks only as of October 8, 2014. Changes in the operations and prospects of TGC, general market and economic conditions and other factors which may be beyond the control of TGC, and on which the fairness opinion was based, may have altered the value of TGC or Dawson or the market price of shares of TGC common stock as of the date of this joint proxy statement/prospectus, or may alter such values and market price by the time the Merger is completed. Stephens Inc. does not have any obligation to update, revise or reaffirm its opinion to reflect subsequent developments, and has not done so.

The completion of the Merger may trigger change in control provisions in certain agreements to which either TGC or Dawson is a party.

The completion of the Merger may trigger change in control provisions in certain agreements to which either TGC or Dawson is a party. If TGC and Dawson are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements (including terminating the agreements or seeking monetary penalties). Even if TGC or Dawson is able to obtain waivers, the counterparties may demand a fee for such waivers or seek to renegotiate the agreements on materially less favorable terms than those currently in place.

Our results of operations could be materially adversely affected if we were required to recognize asset impairments of intangibles or goodwill associated with the Merger.

If the Merger is consummated, we expect that the intangibles and goodwill associated with the combination of TGC with Dawson will be significant assets on the consolidated balance sheet for the combined company. Future events, including our financial performance, market valuation of us or comparable companies, loss of a significant client’s business, failure to realize the benefits of the Merger, or strategic decisions, could cause us to conclude that impairment indicators exist and that the asset values associated with long-lived assets, including intangibles and goodwill, must be impaired. If we are forced to impair intangibles, goodwill or any other long-lived asset, these noncash asset impairments could negatively affect in a material manner our results of operations in the period in which they are recorded, and the larger the amount of any impairment that may be taken, the greater the impact such impairment would have on our results of operations.

There are risks associated with the proposed TGC reverse stock split, including that the reverse stock split may not result in a proportionate increase in the per share price of TGC common stock.

If we complete the Merger, TGC will effect a 1-for-3 reverse stock split immediately prior to the Merger. TGC cannot predict whether or to what extent the TGC reverse stock split will proportionately increase the market price of TGC common stock. The market price of TGC’s common stock will be based on the combined company’s performance and other factors, including broader market conditions, which are unrelated to the number of shares of common stock outstanding.

The reverse stock split would have the effect of increasing the amount of common stock TGC is authorized to issue without further approval by TGC shareholders.

As a result of the reverse stock split, and after giving effect to the Merger, TGC expects that it will have approximately 21.6 million shares of common stock outstanding, compared to 21.9 million shares of TGC common stock outstanding as of November 5, 2014. TGC’s amended and restated certificate of formation currently authorizes TGC to issue 35.0 million shares of common stock and TGC does not anticipate reducing this amount in connection with the reverse stock split or the Merger. As a result, TGC expects the reverse stock split, after completing the Merger, will give it the ability to issue approximately 13.4 million additional shares of common stock. Except in certain instances, as required by law or NASDAQ, these additional shares may be issued by TGC without further vote of TGC shareholders. If the TGC board of directors chooses to issue additional shares of TGC common stock, such issuance could have a dilutive effect on the equity, earnings and voting interests of TGC shareholders.

Our common stock is considered a low-priced stock and is subject to regulations that limit or restrict the potential market for the stock.

Our common stock may be considered a low priced stock pursuant to rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes that risks associated with such stock, the broker-dealer’s duties, the customer’s rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing and provide monthly account statements to the customer, and obtain specific written consent of the customer. With these restrictions, the likely effect of designation as a low price stock would be to decrease the willingness of broker-dealers to make a market for our common stock, to decrease the liquidity of the stock and to increase the transaction costs of sales and purchase of such stocks compared to other securities.

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

TGC INDUSTRIES, INC.

Date: November 10, 2014	/s/ Wayne A. Whitener
Wayne A. Whitener
President and Chief Executive Officer
(Principal Executive Officer and duly authorized officer)

Date: November 10, 2014	/s/ James K. Brata
James K. Brata
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

†2.1

Agreement and Plan of Merger, dated October 8, 2014, by and among TGC Industries, Inc., Riptide Acquisition Corp. and Dawson Geophysical Company, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on October 9, 2014, and incorporated herein by reference.

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

10.1

Eighth Amendment to Amended and Restated Loan and Security Agreement and Amendment to Amended and Restated Promissory Note, by and between TGC Industries, Inc. and Sovereign Bank, dated September 16, 2014, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 19, 2014, and incorporated herein by reference.

10.2

Employment Agreement, dated October 8, 2014, by and between TGC Industries, Inc. and Wayne A. Whitener, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 9, 2014, and incorporated herein by reference.

10.3

Employment Agreement, dated October 8, 2014, by and between TGC Industries, Inc. and James K. Brata, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 9, 2014, and incorporated herein by reference.

10.4

Employment Agreement, dated October 8, 2014, by and between TGC Industries, Inc. and Daniel G. Winn, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on October 9, 2014, and incorporated herein by reference.

10.5

Employment Agreement, dated October 8, 2014, by and between TGC Industries, Inc. and Stephen C. Jumper, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on October 9, 2014, and incorporated herein by reference.

10.6

Employment Agreement, dated October 8, 2014, by and between TGC Industries, Inc. and C. Ray Tobias, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on October 9, 2014, and incorporated herein by reference.

10.7

Employment Agreement, dated October 8, 2014, by and between TGC Industries, Inc. and Christina W. Hagan, filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on October 9, 2014, and incorporated herein by reference.

10.8

Employment Agreement, dated October 8, 2014, by and between TGC Industries, Inc. and James W. Thomas, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on October 9, 2014, and incorporated herein by reference.

10.9	Form of Amendment to Stock Option Agreement, filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on October 9, 2014, and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† The Agreement and Plan of Merger filed as Exhibit 2.1 omits the disclosure schedules to the Merger Agreement. TGC Industries, Inc. agrees to furnish supplementally a copy of the omitted schedules to the Securities and Exchange Commission upon request.

*Filed herewith.