Form 10-QT
period 2014-12-31
DAWSON GEOPHYSICAL CO
filed 2015-03-23
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From October 1, 2014 to December 31, 2014

Commission File No. 001-32472

DAWSON GEOPHYSICAL COMPANY

Texas	74-2095844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

508 West Wall, Suite 800, Midland, Texas 79701

(Principal Executive Office)

Telephone Number: 432-684-3000

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at March 6, 2015
Common Stock, $0.01 par value	21,692,447 shares

DAWSON GEOPHYSICAL COMPANY

EXPLANATORY NOTE

This Transition Report on Form 10-Q for the period ended December 31, 2014, which is required to be filed in accordance with applicable rules of the Securities and Exchange Commission (the “SEC”), is being filed by Dawson Geophysical Company, which was formerly known as TGC Industries, Inc. (“Legacy TGC”) prior to the consummation on February 11, 2015 of the strategic business combination described below.

On February 11, 2015, Legacy TGC completed its previously announced strategic business combination with Dawson Operating Company, which was formerly known as Dawson Geophysical Company (“Legacy Dawson”), pursuant to which a wholly-owned subsidiary of Legacy TGC merged with and into Legacy Dawson, with Legacy Dawson continuing after the merger as the surviving entity and a wholly-owned subsidiary of Legacy TGC (the “Merger”). As a result of the Merger, the former shareholders of Legacy Dawson received shares of Legacy TGC common stock representing approximately 66% of the outstanding common shares of the post-merger combined company, and Legacy TGC’s shareholders retained approximately 34% of the outstanding common shares of the post-merger combined company. In connection with the Merger, Legacy Dawson changed its name to “Dawson Operating Company” and Legacy TGC changed its name to “Dawson Geophysical Company.”

Although this Transition Report on Form 10-Q for the period ended December 31, 2014 is being filed by post-combination Dawson Geophysical Company, except as otherwise specifically noted herein, the financial statements and other financial information in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, generally speak only as to Legacy Dawson and its pre-combination subsidiaries as of December 31, 2014 and for the three months in the period ended December 31, 2014, which pre-dates the February 11, 2015 consummation of the strategic business combination between Legacy TGC and Legacy Dawson. This Transition Report on Form 10-Q does not include the financial results of pre-combination Legacy TGC and its subsidiaries for such periods. Accordingly, except as otherwise specifically noted herein, references herein to “Legacy Dawson,” “we,” “us,” “our” or the “Company,” refer only to Legacy Dawson and its pre-combination subsidiaries and not to Legacy TGC and its pre-combination subsidiaries.

This Transition Reports contains substantially the same financial information as was previously reported by Legacy Dawson in its previously filed Form 10-Q for the same quarterly period filed with the SEC on February 6, 2015, except as otherwise noted in Note 2 “Summary of Significant Accounting Policies—Fiscal Year End Change” of the Notes to Consolidated Financial Statements included herein. In addition, unless the context otherwise requires, references in this Transition Report to fiscal years or fiscal quarters refer to a fiscal year period from October 1 to September 30, prior to giving effect to Legacy Dawson’s change to a December 31 fiscal year end in connection with the Merger.

Beginning with the Quarterly Report on Form 10-Q for the quarter ending March 31, 2015, post-combination Dawson Geophysical Company will report on a consolidated basis representing the combined operations of Legacy TGC and Legacy Dawson and their respective subsidiaries. The quarter ending March 31, 2015 will be the first quarterly reporting period following the combination of Legacy TGC and Legacy Dawson, which was consummated on February 11, 2015. Because Legacy Dawson was deemed the accounting acquirer under accounting principles generally accepted in the United States, the historical financial statements of Legacy Dawson will be treated as the historical financial statements of the combined company and will be reflected in post-combination Dawson Geophysical Company’s future quarterly and annual reports for periods ending after February 11, 2015.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2014	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,644,000	$22,753,000
Short-term investments	28,750,000	27,000,000
Accounts receivable, net of allowance for doubtful accounts of $250,000 at December 31, 2014 and September 30, 2014	37,133,000	39,995,000
Prepaid expenses and other assets	5,703,000	2,420,000
Current deferred tax asset	2,818,000	5,977,000

Total current assets	89,048,000	98,145,000
Property, plant and equipment	339,245,000	337,922,000
Less accumulated depreciation	(181,453,000)	(173,428,000)

Net property, plant and equipment	157,792,000	164,494,000

Total assets	$246,840,000	$262,639,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,849,000	$10,720,000
Accrued liabilities:
Payroll costs and other taxes	3,015,000	1,998,000
Other	3,158,000	4,097,000
Deferred revenue	1,752,000	801,000
Current maturities of notes payable and obligations under capital leases	6,018,000	6,752,000

Total current liabilities	19,792,000	24,368,000
Long-term liabilities:
Notes payable and obligations under capital leases less current maturities	4,209,000	4,933,000
Deferred tax liability	28,621,000	33,808,000

Total long-term liabilities	32,830,000	38,741,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock-par value $1.00 per share; 5,000,000 shares authorized, none outstanding	—	—
Common stock-par value $.33 1/3 per share; 50,000,000 shares authorized, 8,077,580 and 8,065,233 shares issued and outstanding at December 31, 2014 and September 30, 2014, respectively	2,694,000	2,688,000
Additional paid-in capital	96,532,000	96,086,000
Retained earnings	95,336,000	100,973,000
Accumulated other comprehensive loss, net of tax	(344,000)	(217,000)

Total stockholders’ equity	194,218,000	199,530,000

Total liabilities and stockholders’ equity	$246,840,000	$262,639,000

See accompanying notes to the consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended December 31,
	2014	2013
Operating revenues	$50,802,000	$68,181,000
Operating costs:
Operating expenses	42,957,000	59,108,000
General and administrative	5,093,000	4,164,000
Depreciation	9,736,000	9,876,000

	57,786,000	73,148,000
Loss from operations	(6,984,000)	(4,967,000)
Other income (expense):
Interest income	20,000	17,000
Interest expense	(93,000)	(135,000)
Other income (expense)	154,000	(49,000)

Loss before income tax	(6,903,000)	(5,134,000)
Income tax benefit	1,912,000	2,237,000

Net loss	$(4,991,000)	$(2,897,000)

Other comprehensive loss:
Net unrealized loss on foreign exchange rate translation, net of tax	$(127,000)	$—

Comprehensive loss	$(5,118,000)	$(2,897,000)

Basic loss per share attributable to common stock	$(0.63)	$(0.36)

Diluted loss per share attributable to common stock	$(0.63)	$(0.36)

Cash dividend declared per share of common stock	$0.08	$—

Weighted average equivalent common shares outstanding	7,965,757	7,956,215

Weighted average equivalent common shares outstanding-assuming dilution	7,965,757	7,956,215

See accompanying notes to the consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,991,000)	$(2,897,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,736,000	9,876,000
Noncash compensation	451,000	404,000
Deferred income tax benefit	(1,951,000)	(1,818,000)
Other	(613,000)	243,000
Change in current assets and liabilities:
Decrease (increase) in accounts receivable	2,862,000	(18,166,000)
Increase in prepaid expenses and other assets	(3,283,000)	(3,533,000)
Decrease in accounts payable	(4,923,000)	(4,327,000)
Increase (decrease) in accrued liabilities	78,000	(1,038,000)
Increase (decrease) in deferred revenue	951,000	(453,000)

Net cash used in operating activities	(1,683,000)	(21,709,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of noncash capital expenditures summarized below	(2,555,000)	(23,835,000)
Proceeds from maturity of short-term investments	7,750,000	8,000,000
Acquisition of short-term investments	(9,500,000)	(10,500,000)
Proceeds from disposal of assets	631,000	4,000

Net cash used in investing activities	(3,674,000)	(26,331,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	10,000,000
Principal payments on notes payable	(1,783,000)	(2,313,000)
Principal payments on capital lease obligations	(288,000)	(206,000)
Proceeds from exercise of stock options	—	14,000
Dividends paid	(646,000)	—

Net cash (used in) provided by financing activities	(2,717,000)	7,495,000

Effect of exchange rate changes in cash and cash equivalents	(35,000)	—
Net decrease in cash and cash equivalents	(8,109,000)	(40,545,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,753,000	52,405,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,644,000	$11,860,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$93,000	$117,000
Cash received for income taxes	$18,000	$3,000
NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in accrued purchases of property and equipment	$52,000	$353,000
Capital lease obligations incurred	$651,000	$—

See accompanying notes to the consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND NATURE OF OPERATIONS

Founded in 1952, the Company acquires and processes 2-D, 3-D and multi-component seismic data for its clients, ranging from major oil and gas companies to independent oil and gas operators as well as providers of multi-client data libraries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management of the Company, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the periods presented. The results of operations for the three months ended December 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q report pursuant to certain rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read with the financial statements and notes included in Legacy Dawson’s Form 10-K for the fiscal year ended September 30, 2014.

As discussed more fully in Note 3, on February 11, 2015, Legacy Dawson completed the merger with a wholly-owned subsidiary of Legacy TGC (“Merger Sub”), with Legacy Dawson continuing after the merger as the surviving entity and a wholly-owned subsidiary of Legacy TGC (the “Merger”). The Merger was accounted for as a purchase of Legacy TGC by Legacy Dawson in a “reverse acquisition” because the existing shareholders of Legacy TGC prior to the Merger did not have voting control of the combined entity after the Merger. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent entity, Legacy TGC, is not assumed to be the acquirer and the financial statements of the combined entity are those of the accounting acquirer, Legacy Dawson, including any comparative prior year financial statements presented by the combined entity. Consequently, the consolidated condensed financial statements include the accounts of Legacy Dawson and its wholly-owned subsidiaries and, beginning February 11, 2015, will include Legacy TGC and its other subsidiaries, Tidelands Geophysical Co., Inc., Exploration Surveys, Inc. and Eagle Canada, Inc.

Fiscal Year End Change

In connection with the Merger, Legacy Dawson changed its fiscal year end from September 30 to December 31. This report provides the financial information for Legacy Dawson, as the accounting predecessor of the combined entity, for the transition period between its fiscal year ended September 30, 2014 and the beginning of its new fiscal year, January 1, 2015.

As a result of the change in the Company’s fiscal year-end, the three month period ended December 31, 2014 is treated as a separate tax year. Therefore, income taxes for the transition period from October 1, 2014 to December 31, 2014 and presentation in this transition report on Form 10-Q were computed using the actual tax rate. As a result, income taxes for the transition period as reported herein, and the related impact of such income taxes on the Company’s results of operations, differ from the income taxes and related results that were previously reported for the same period in the Form 10-Q filed by Legacy Dawson on February 6, 2015, which computed income taxes using the effective tax rate estimated to be applicable for the full fiscal year ending September 30, 2015. Income taxes for the three months ended December 31, 2013 were computed using the effective tax rate estimated to be applicable for the full fiscal year ended September 30, 2014.

Significant Accounting Policies

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires that certain assumptions and estimates be made that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Because of the use of assumptions and estimates inherent in the reporting process, actual results could differ from those estimates.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Dawson Seismic Services Holdings, Inc. and Dawson Seismic Services ULC. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents. The Company considers demand deposits, certificates of deposit, overnight investments, money market funds and all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts. Management prepares its allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs and its current client base. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients.

Property, Plant and Equipment. Property, plant and equipment is capitalized at historical cost and depreciated over the useful life of the asset. Management’s estimation of this useful life is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the asset. As circumstances change and new information becomes available, these estimates could change.

Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet, and any resulting gain or loss is reflected in the results of operations for the period.

Impairment of Long-lived Assets. Long-lived assets are reviewed for impairment when triggering events occur that suggest deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets and the fair value of the assets is below the carrying value of the assets. Management’s forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on the Company’s anticipated future results while considering anticipated future oil and natural gas prices, which is fundamental in assessing demand for the Company’s services. If the carrying amounts of the assets exceed the estimated expected undiscounted future cash flows, the Company measures the amount of possible impairment by comparing the carrying amount of the assets to the fair value.

Leases. The Company leases certain equipment and vehicles under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. Any lease that does not meet the criteria for a capital lease is accounted for as an operating lease. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets. Assets under capital leases are amortized using the straight-line method over the initial lease term. Amortization of assets under capital leases is included in depreciation expense.

Revenue Recognition. Services are provided under cancelable service contracts. These contracts are either “turnkey” or “term” agreements. Under both types of agreements, the Company recognizes revenues when revenue is realizable and services have been performed. Services are defined as the commencement of data acquisition or processing operations. Revenues are considered realizable when earned according to the terms of the service contracts. Under turnkey agreements, revenue is recognized on a per unit of data acquired rate as services are performed. Under term agreements, revenue is recognized on a per unit of time worked rate as services are performed. In the case of a cancelled service contract, revenue is recognized and the customer is billed for services performed up to the date of cancellation.

The Company receives reimbursements for certain out-of-pocket expenses under the terms of the service contracts. Amounts billed to clients are recorded in revenue at the gross amount, including out-of-pocket expenses that are reimbursed by the client.

In some instances, customers are billed in advance of services performed. In those cases, the Company recognizes the liability as deferred revenue. As services are performed, those deferred revenue amounts are recognized as revenue.

In some instances, the contract contains certain permitting, surveying and drilling costs that are incorporated into the per unit of data acquired rate. In these circumstances, these set up costs that occur prior to initiating revenue recognition are capitalized and amortized as services are provided.

Stock-Based Compensation. The Company measures all employee stock-based compensation awards, which include restricted stock, restricted stock units, stock options and common stock awards, using the fair value method and recognizes compensation cost, net of estimated forfeitures, in its consolidated financial statements. The Company records compensation expense as operating or general and administrative expense as appropriate in the Consolidated Statements of Operations and Comprehensive Loss on a straight-line basis over the vesting period of the related restricted stock awards or stock options.

Foreign Currency Translation. The U.S. Dollar is the reporting currency for all periods presented. The functional currency of the Company’s foreign subsidiaries is generally the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. Dollars at the exchange rate on the balance sheet date. Income and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translation are recorded as a separate component of accumulated other comprehensive loss in the consolidated balance sheets. Foreign currency gains (losses) are included in the Consolidated Statements of Operations and Comprehensive Loss.

Income Taxes. The Company accounts for income taxes by recognizing amounts of taxes payable or refundable for the current year and by using an asset and liability approach in recognizing the amount of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Management determines deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the year of an enacted rate change. The deferred tax asset is reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management’s methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining the annual effective tax rate and the valuation of deferred tax assets, which can create variances between actual results and estimates and could have a material impact on the Company’s provision or benefit for income taxes. The Company’s effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, non-deductible expenses, discrete items and expenses related to share-based compensation that were not expected to result in a tax deduction.

Use of Estimates in the Preparation of Financial Statements. Preparation of the accompanying financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of assumptions and estimates inherent in the reporting process, actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements and the method of adoption.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40). This ASU provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. This ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the new guidance, however does not expect the adoption to have any impact on its consolidated financial statements.

3. MERGER

On February 11, 2015, Legacy Dawson completed the Merger. Immediately prior to the effective time of the Merger, Legacy TGC effected a reverse stock split with respect to its common stock, par value $0.01 per share (“Legacy TGC Common Stock”), on a one-for-three ratio (the “Reverse Stock Split”) to reduce the total number of shares of Legacy TGC Common Stock outstanding from approximately 22,001,125 to approximately 7,333,708. After giving effect to the Reverse Stock Split, at the effective time of the Merger, without any action on the part of any shareholder, each issued and outstanding share of Legacy Dawson’s common stock, par value $0.33-1/3 per share (the “Legacy Dawson Common Stock”), including shares underlying Legacy Dawson’s outstanding equity awards (but excluding any shares of Legacy Dawson Common Stock owned by Legacy TGC, Merger Sub or Legacy Dawson or any wholly-owned subsidiary of Legacy Dawson), were converted into the right to receive 1.760 shares of Legacy TGC Common Stock.

4. SHORT-TERM INVESTMENTS

The Company had short-term investments at December 31, 2014 and September 30, 2014 consisting of certificates of deposit with original maturities greater than three months, but less than a year. Certificates of deposit are limited to one per banking institution and no single investment exceeded the FDIC insurance limit at December 31, 2014 or September 30, 2014.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2014 and September 30, 2014, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, trade and other receivables, other current assets, accounts payable, other current liabilities, the Second Term Note, the Third Term Note and the DSS Term Note (each as defined below). Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the Company’s Second Term Note approximates its fair value due to the fact that the interest is reset each month based on the prevailing market interest rate. The carrying value of the Company’s Third Term Note and DSS Term Note approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes payable and investments in certificates of deposit are Level 2 measurements in the fair value hierarchy.

6. DEBT

The Company’s revolving line of credit loan agreement is with Frost Bank. The agreement permits the Company to borrow, repay and reborrow, from time to time until June 2, 2015, up to $20.0 million based on the borrowing base calculation as defined in the agreement. The Company’s obligations under this agreement are secured by a security interest in its accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. The Company was in compliance with all covenants including specified ratios as of December 31, 2014 and has the full line of credit available for borrowing. The Company did not utilize the revolving line of credit during the current fiscal year or the fiscal year ended September 30, 2014.

The Company’s credit loan agreement includes a term loan feature under which the Company has two outstanding term loans. In June 2011, the Company entered into the first term loan (“Term Note”). The Term Note was repaid according to its terms on June 30, 2014.

In May 2012, the Company entered into a Multiple Advance Term Note (“Second Term Note”) under its credit loan agreement. Subject to the terms of the Third Term Note described below, the Second Term Note allows the Company to borrow from time to time up to $15.0 million to purchase equipment. The outstanding principal under the Second Term Note is amortized over a period of 36 months. The Second Term Note bears interest at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 3.75%, and otherwise has the same terms as the revolving line of credit. In July 2012, the Company borrowed $9,346,000 under the Second Term Note to purchase Geospace Technologies GSR recording equipment. The Second Term Note is collateralized by a security interest in the Company’s accounts receivable, equipment and related collateral and matures with all outstanding balances due on May 2, 2015.

In December 2013, the Company entered into a second Multiple Advance Term Note (“Third Term Note”) under its credit loan agreement. The Third Term Note allows the Company to borrow from time to time up to $10.0 million to purchase equipment. Per the agreement, the Company will be unable to receive an advance for the remainder of the $15.0 million balance of the Second Term Note. The outstanding principal under the Third Term Note is amortized over a period of 36 months. The Third Term Note bears interest at an annual fixed rate equal to 3.16%, and otherwise has the same terms as the revolving line of credit. In December 2013, the Company borrowed the full amount of $10.0 million under the Third Term Note to purchase Geospace Technologies GSX recording equipment. The Third Term Note is collateralized by a security interest in the Company’s accounts receivable, equipment and related collateral and matures with all outstanding balances due on December 2, 2016.

In February 2013, the Company’s subsidiary DSS entered into a promissory note (“DSS Term Note”) with Wells Fargo Equipment Finance Company. DSS obtained $983,000 in financing for the purchase of equipment. The DSS Term Note is repayable over a period of 36 months at $28,980 per month and bears interest at an implied annual fixed rate of 3.84%. The DSS Term Note is collateralized by a security interest in the DSS equipment and matures with all outstanding balances due on February 5, 2016.

During fiscal 2012, the Company began leasing vehicles from Enterprise Fleet Management under capital leases. These capital lease obligations are payable in 36 to 60 monthly installments and mature between December 2014 and November 2017. At December 31, 2014, the Company had leased 112 vehicles under these capital leases.

The Company’s notes payable and obligations under capital leases consist of the following:

	December 31, 2014	September 30, 2014
Second Term Note	$1,435,000	$2,287,000
Third Term Note	6,780,000	7,594,000
DSS Term Note	362,000	483,000
Revolving line of credit	—	—
Obligations under capital leases	1,650,000	1,321,000

	10,227,000	11,685,000
Less current maturities of notes payable and obligations under capital leases	(6,018,000)	(6,752,000)

	$4,209,000	$4,933,000

The aggregate maturities of the notes payable and obligations under capital leases at December 31, 2014 are as follows:

January 2015 – December 2015	$6,018,000
January 2016 – December 2016	3,961,000
January 2017 – December 2017	248,000

$10,227,000

7. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. Although the Company cannot predict the outcomes of any such legal proceedings, management believes that the resolution of pending legal actions will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity, as the Company believes it is adequately indemnified and insured.

The Company experiences contractual disputes with its clients from time to time regarding the payment of invoices or other matters. While the Company seeks to minimize these disputes and maintain good relations with its clients, the Company has in the past experienced, and may in the future experience, disputes that could affect its revenues and results of operations in any period.

The Company has non-cancelable operating leases for office space in Midland, Houston, Denver, Oklahoma City, Pittsburgh and Calgary, Alberta.

The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of December 31, 2014.

	Payments Due by Period (in 000’s)
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (office space)	$2,287	$931	$962	$299	$95

Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records deferred rent as the difference between the amount charged to expense and the rent paid. Rental expense under the Company’s operating leases with initial terms exceeding one year was $242,000 and $240,000 for the three month periods ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, the Company had unused letters of credit totaling approximately $233,000. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation claims. The Company was no longer self-insured for workers’ compensation claims after October 1, 2011. The unused letters of credit outstanding at December 31, 2014 are associated with workers’ compensation claims outstanding prior to October 1, 2011.

8. NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCK

Net (loss) income per share attributable to common stock is calculated using the two-class method. The two-class method is an allocation method of calculating (loss) earnings per share when a company’s capital structure includes participating securities that have rights to undistributed earnings. The Company’s employees and officers that hold unvested restricted stock are entitled to dividends when the Company pays dividends.

The Company’s basic net (loss) income per share attributable to common stock is computed by reducing the Company’s net (loss) income by the net (loss) income allocable to unvested restricted stockholders that have a right to participate in earnings. The Company’s employees and officers that hold unvested restricted stock do not participate in losses because they are not contractually obligated to do so. The undistributed earnings are allocated based on the relative percentage of the weighted average unvested restricted stock awards. The basic net (loss) income per share attributable to common stock is computed by dividing the net (loss) income attributable to common stock by the weighted average shares outstanding. The Company’s dilutive net (loss) income per share attributable to common stock is computed by adjusting basic net (loss) income per share attributable to common stock by diluted (loss) income allocable to unvested restricted stock divided by weighted average diluted shares outstanding. A reconciliation of the basic and diluted loss per share attributable to common stock is as follows:

	Three Months Ended December 31,
	2014	2013
	(in 000’s)
Net loss	$(4,991)	$(2,897)
Income allocable to unvested restricted stock	(8)	—

Basic loss attributable to common stock	$(4,999)	$(2,897)

Reallocation of participating earnings	—	—

Diluted loss attributable to common stock	$(4,999)	$(2,897)

Weighted average common shares outstanding:
Basic	7,965,757	7,956,215
Dilutive common stock options and restricted stock units	—	—

Diluted	7,965,757	7,956,215

Basic loss attributable to a share of common stock	$(.63)	$(0.36)

Diluted loss attributable to a share of common stock	$(.63)	$(0.36)

The Company had a net loss in the three months ended December 31, 2014 and 2013. As a result, all stock options and restricted stock units were anti-dilutive and excluded from weighted average shares used in determining the loss attributable to share of common stock for the respective periods.

The following weighted average numbers of certain securities have been excluded from the calculation of diluted loss per share attributable to common stock, as their effect would be anti-dilutive:

	Three Months Ended December 31,
	2014	2013
Stock options	91,150	92,476
Restricted stock units	37,737	8,647

Total	128,887	101,123

Shares of 103,500 unvested restricted stock at December 31, 2014 and 2013 are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote.

9. QUARTERLY DIVIDEND

On February 3, 2014, the Company’s Board of Directors approved the commencement of the payment of an $0.08 per share quarterly cash dividend to shareholders, subject to capital availability and a determination that cash dividends continue to be in the best interest of the Company. Quarterly dividends were paid on February 24, 2014, May 30, 2014, August 29, 2014 and December 8, 2014 to shareholders of record at the close of business on February 14, 2014, May 16, 2014, August 15, 2014 and November 24, 2014, respectively, representing an aggregate dividend of approximately $645,000 based on the number of issued and outstanding shares of Common Stock as of the declaration date, or approximately $2,580,000 on an annualized basis.

Following the Merger, the combined Company’s Board of Directors, after consideration of general economic and market conditions affecting the energy industry in general, and the oilfield services business in particular, has determined that the Company will not pay a dividend in respect of the quarters ended December 31, 2014 and March 31, 2015 or for the foreseeable future. Payment of any dividends in the future will be at the discretion of the Company’s Board of Directors and will depend on the Company’s financial condition, results of operations, capital and legal requirements, and other factors deemed relevant by the Board of Directors.

10. SUBSEQUENT EVENTS

On January 7, 2015, Andrew Speese, through his attorney, filed a purported shareholder class action and derivative action relating to the Merger on behalf of himself and Legacy Dawson’s other shareholders in the United States District Court for the Western District of Texas (Midland/Odessa Division), against Legacy Dawson, Legacy Dawson’s directors prior to the Merger, Legacy TGC and Merger Sub. The lawsuit alleges, among other things, that the members of Legacy Dawson’s Board of Directors at the time the action was initiated (the “Legacy Dawson Board”) breached their fiduciary duties in connection with the strategic business combination with Legacy TGC, and that Legacy Dawson’s registration statement dated November 6, 2014, as subsequently amended, and prospectus filed on December 31, 2014 contain material omissions and materially misleading statements. The complaint sought to enjoin Legacy Dawson, Legacy TGC and Merger Sub from taking any actions that would allow the consummation of the proposed strategic business combination contemplated by the merger agreement or, now that the strategic business combination has been consummated, a judgment for damages.

In addition, on January 8, 2015, Legacy Dawson received a letter dated January 7, 2015 from legal counsel for Andrew Speese with respect to the lawsuit described above demanding that the Legacy Dawson Board take legal action to remedy alleged breaches of fiduciary duties in connection with the strategic business combination and to recover damages caused by such alleged breaches. This demand letter was in addition to the letter dated December 18, 2014 that Legacy Dawson received on December 22, 2014 from legal counsel for another purported shareholder demanding that the Legacy Dawson Board take appropriate legal action against the members of the Legacy Dawson Board (the “December Demand Letter”). The December Demand Letter alleges conflicts of interest on the part of certain of Legacy Dawson officers and directors in connection with the Merger, disclosure deficiencies by Legacy Dawson with respect to the Merger and the negotiations leading to the merger agreement and breaches of fiduciary duties by such persons in connection with such matters. The December Demand Letter also demanded that Legacy Dawson make various corrective disclosures concerning the Merger.

The Legacy Dawson Board formed a Special Litigation Committee, which committee is authorized to retain independent legal counsel, to investigate the claims in the demand letters described above and to determine whether any of the derivative claims should be pursued. That committee is continuing to function following the consummation of the Merger.

On March 16, 2015, Andrew Speese, through his attorney, dismissed these claims without prejudice. Accordingly, only the December Demand Letter remains outstanding as of the filing of this report.

As discussed in Note 3 above, on February 11, 2015, Legacy Dawson completed the merger with Merger Sub, with Legacy Dawson continuing after the Merger as the surviving entity and a wholly-owned subsidiary of Legacy TGC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On February 11, 2015, Legacy TGC completed the business combination with Legacy Dawson pursuant to which a wholly-owned subsidiary of Legacy TGC merged with and into Legacy Dawson, with Legacy Dawson continuing after the merger as the surviving entity and a wholly-owned subsidiary of Legacy TGC (the “Merger”). The common stock of the combined company is listed on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “DWSN.” Under the merger agreement, at the effective time of the Merger, each issued and outstanding share of Legacy Dawson’s common stock, par value $0.331/3 per share, including shares underlying Legacy Dawson’s outstanding equity awards, were converted into the right to receive 1.760 shares of common stock of Legacy TGC, par value $0.01 per share (the “Legacy TGC Common Stock”), after giving effect to a 1-for-3 reverse stock split of Legacy TGC Common Stock which occurred immediately prior to the Merger. Also in conjunction with the Merger, Legacy Dawson was delisted on NASDAQ.

The Merger has been accounted for as a reverse acquisition under which Legacy Dawson was considered the accounting acquirer of Legacy TGC. As such, the financial statements of Legacy Dawson will be treated as the historical financial statements of the combined company. Except as otherwise specifically provided, this discussion and analysis relates to the business and operations of Legacy Dawson and its consolidated subsidiaries for the periods prior to the closing of the Merger. The following discussion also should be read in conjunction with Legacy Dawson’s financial statements and notes thereto included elsewhere in this Form 10-Q.

Forward Looking Statements

Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to the volatility of oil and natural gas prices, dependence upon energy industry spending, industry competition, delays, reductions or cancellations of service contracts, reduced utilization, crew productivity, the type of contracts we enter into, external factors affecting our crews such as weather interruptions and inability to obtain land access rights of way, disruptions in the global economy, high fixed costs of our operations and our high capital requirements, limited number of clients, credit risk related to our clients, the availability of capital resources, operational disruptions, the risk that the benefits from the business combination may not be fully realized or may take longer to realize than expected, the ability to promptly and effectively integrate our business and the business of Legacy TGC, the ability to realize anticipated synergies and cost savings from the transaction, the reaction of the companies’ customers, employees and counterparties to the transaction and the diversion of management time on transaction-related issues. A discussion of these factors, including risks and uncertainties, is set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2014 and in our other reports filed from time to time with the Securities and Exchange Commission. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.

Overview

We are a leading provider of onshore seismic data acquisition services in the lower 48 states of the United States. During 2012, we entered the Canadian market by forming a new Canadian subsidiary that began operations during the 2012 – 2013 winter seasons. Substantially all of our revenues are derived from the seismic data acquisition services we provide to our clients, mainly domestic oil and natural gas companies. Demand for our services depends upon the level of spending by these companies for exploration, production, development and field management activities, which depends, in part, on oil and natural gas prices. Significant fluctuations in domestic oil and natural gas exploration activities and commodity prices have affected the demand for our services and our results of operations in years past, and such fluctuations continue to be the single most important factor affecting our business and results of operations.

During the quarter ended December 31, 2013, we mostly operated fourteen data acquisition crews. During the quarter ended December 31, 2014, we operated eight to ten data acquisition crews. We maintained a balanced order book in terms of the client mix and geographical diversity with the majority of the projects in oil and liquids-rich basins. The majority of our crews are currently working in oil producing basins. However, in recent years, we have experienced periods in which the services we provided were primarily to clients seeking natural gas. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity and utilization level of our data acquisition crews. Factors impacting productivity and utilization levels include crew downtime related to inclement weather, delays in acquiring land access permits, agricultural or hunting activity, holiday schedules, short winter days, crew repositioning or equipment failure, whether we enter into turnkey or term contracts with our clients, the number and size of crews and the number of recording channels per crew. To the extent we experience these factors, our operating results may be affected from quarter to quarter. Consequently, our efforts to negotiate favorable contract terms in our supplemental service agreements, to mitigate permit access delays and to improve overall crew productivity may contribute to growth in our revenues.

Demand for our services softened during the first fiscal quarter of 2015 and into the second fiscal quarter as a result of the recent drop in oil prices and cutbacks in client spending levels. We have experienced several project postponements and cancellations. Despite current market conditions, we anticipate operating nine to eleven data acquisition crews into the second quarter of calendar 2015 and eight to nine into the middle of calendar 2015. We anticipate limited Canadian activity for the 2014/2015 winter season.

Currently, most of our client contracts are turnkey contracts. The percentage of revenues derived from turnkey contracts has represented approximately three-quarters of our revenues in the first quarter of fiscal 2015, throughout fiscal 2014 and for the past few years. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the percentage of turnkey contracts to remain high as we continue to expand our operations in the mid-continent, western and southwestern regions of the United States in which turnkey contracts are more common.

Over time, we have experienced continued increases in recording channel capacity on a per crew or project basis. This increase in channel count demand is driven by client needs and is necessary in order to produce higher resolution images, increase crew efficiencies and undertake larger scale projects. Due to the increase in demand for higher channel counts, we have continued our investments in additional channels. In response to project-based channel requirements, we routinely deploy a variable number of channels on a variable number of crews in an effort to maximize asset utilization and meet client needs.

Reimbursable third-party charges related to our use of helicopter support services, permit support services, specialized survey technologies and dynamite energy sources in areas with limited access are another important factor affecting our results. Revenues associated with third-party charges declined as a percentage of revenue during fiscal 2012 and 2013 as a result of such third-party charges falling at or below our historical average. This trend continued during fiscal 2014 and the first quarter of fiscal 2015. We expect that as we continue to expand our operations in the more open terrain of the mid-continent, western and southwestern regions of the United States, the level of these third-party charges will continue to be generally within or below our historical range of 25% to 35% of revenue.

As a result of the introduction of the cable-less recording systems in 2012 through 2014, we have realized increased crew efficiencies and increased revenue on projects using these cable-less technologies. In response to the continued demand for cable-less recording systems, in the first quarter of fiscal 2014 we purchased 9,000 three-channel Geospace Technologies GSX units, bringing our total fiscal 2014 investment in cable-less recording channels to 27,000. As we have replaced cable-based recording equipment with cable-less equipment on certain crews, the ARAM cable-based recording equipment continues to be deployed on existing crews as needed. Of the eleven crews currently in operation, one uses the Wireless Seismic RT System 2, six use Geospace Technologies GSR recording systems and four use ARAM cable-based recording systems.

While the markets for oil and natural gas have been very volatile and are likely to continue to be so in the future, and we can make no assurances as to future levels of domestic exploration or commodity prices, we believe opportunities exist for us to enhance our market position by responding to our clients’ continuing desire for higher resolution subsurface images. If economic conditions were to weaken, our clients reduce their capital expenditures or there is a significant sustained drop in oil and natural gas prices, it would result in diminished demand for our seismic services, could cause downward pressure on the prices we charge and would affect our results of operations.

Results of Operations

Operating Revenues. Our operating revenues for the first three months of fiscal 2015 decreased 25% to $50,802,000 from $68,181,000 in the first three months of fiscal 2014. The revenue decrease was primarily the result of significant reduction in utilization rates in the current quarter due to delays in securing land access agreements, short term project delays on behalf of our clients and extraordinary weather conditions in several areas of operation late in the quarter and the softened demand for our services late in the quarter as result of the recent drop in oil prices and cutbacks in client spending levels as described above. Reimbursed third-party charges as a percentage of revenues remained within our historical range for such charges, although reimbursed third-party charges in the first quarter of fiscal 2015 were at the low end of the historical range as compared to being at the high end of the historical range in the first quarter of fiscal 2014.

Operating Costs . Operating expenses for the first three months of fiscal 2015 were $42,957,000 compared to $59,108,000 for the same period of fiscal 2014. The primary contributing factor to the decrease in operating expenses was the decrease in reimbursed third party charges. Operating expenses excluding third party charges decreased slightly during the first quarter fiscal 2015 as compared to the corresponding period of fiscal 2014 but not in proportion to the reduction in revenue. Although the dollar amount of operating costs decreased between the two periods, operating expenses as a percentage of revenue and the reimbursed third-party charges component of such operating costs as a percentage of revenue both increased between periods due to reduced revenue. These increases in reimbursed third-party charges and expenses as a percentage of revenue had the effect of reducing margins in the first three months of fiscal 2015 as compared to the quarter ended December 31, 2013.

General and administrative expenses were 10.0% of revenues in the first three months of fiscal 2015 compared to 6.1% of revenues in the same period of fiscal 2014. The dollar amount of general and administrative expenses increased to $5,093,000 during the first quarter of fiscal 2015 from $4,164,000 during the first quarter of fiscal 2014. The primary factor for the increase in general and administrative expenses was transaction costs associated with the Merger.

Depreciation for the three months ended December 31, 2014 totaled $9,736,000 compared to $9,876,000 for the three months ended December 31, 2013. The slight decrease in depreciation expense is the result of fewer capital expenditures we made during the fiscal year. Our depreciation expense is expected to remain flat during fiscal 2015 primarily due to maintenance capital expenditures remaining at levels to maintain our existing asset base.

Our total operating costs for the first three months of fiscal 2015 were $57,786,000, a decrease of 21% from the first three months of fiscal 2014. The decrease in the first three months of fiscal 2015 was primarily due to the factors described above.

Income Taxes. Income tax benefit was $1,912,000 and $2,237,000 for the three months ended December 31, 2014 and 2013, respectively. The effective tax rates for the three months ended December 31, 2014 and 2013 were approximately 27.6% and 43.5%, respectively. Our effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, non-deductible expenses, discrete items and expenses related to share-based compensation that were not expected to result in a tax deduction.

Use of EBITDA (Non-GAAP measure)

We define EBITDA as net (loss) income plus interest expense, interest income, income taxes, depreciation and amortization expense. Our management uses EBITDA as a supplemental financial measure to assess:

•	the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis;

•	our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate EBITDA in a similar manner; and

•	the ability of our assets to generate cash sufficient for us to pay potential interest costs.

We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under generally accepted accounting principles (“GAAP”), and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. When assessing our operating performance or liquidity, investors and others should not consider this data in isolation or as a substitute for net (loss) income, cash flow from operating activities or other cash flow data calculated in accordance with GAAP. In addition, our EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies since such other companies may not calculate EBITDA in the same manner as us. Further, the results presented by EBITDA cannot be achieved without incurring the costs that the measure excludes: interest, taxes, depreciation and amortization.

The reconciliation of our EBITDA to our net loss income and net cash used in operating activities, which are the most directly comparable GAAP financial measures, are provided in the tables below:

Reconciliation of EBITDA to Net Loss

	Three Months Ended December 31,
	2014	2013
	(in thousands)
Net loss	$(4,991)	$(2,897)
Depreciation	9,736	9,876
Interest expense, net	73	118
Income tax benefit	(1,912)	(2,237)

EBITDA	$2,906	$4,860

Reconciliation of EBITDA to Net Cash used in Operating Activities

	Three Months Ended December 31,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(1,683)	$(21,709)
Changes in working capital and other items	4,138	26,973
Noncash adjustments to loss	451	(404)

EBITDA	$2,906	$4,860

Liquidity and Capital Resources

Introduction. Our principal sources of cash are amounts earned from the seismic data acquisition services we provide to our clients. Our principal uses of cash are the amounts used to provide these services, including expenses related to our operations and acquiring new equipment. Accordingly, our cash position depends (as do our revenues) on the level of demand for our services. Historically, cash generated from our operations along with cash reserves and borrowings from commercial banks have been sufficient to fund our working capital requirements and, to some extent, our capital expenditures.

Cash Flows. Net cash used in operating activities was $1,683,000 and $21,709,000 for the first three months of fiscal 2015 and 2014, respectively. These amounts primarily reflect our decline in revenues during the first three months ended December 31, 2014. The decrease in revenues during the three months ended December 31, 2014 was not matched by a decrease in overall operating expenses and, as a result, our margins and net results from operating activities were negatively affected. In fiscal 2014 for the quarter ended December 31, 2013, there was a significant increase in accounts receivable.

Net cash used in investing activities was $3,674,000 in the first three months of fiscal 2015 and $26,331,000 in the first three months of fiscal 2014. The net cash used in investing activities in fiscal 2015 primarily represents capital expenditures of $2,555,000, net of non-cash capital expenditures made from excess cash reserves. In fiscal 2014, excess cash reserves and proceeds from the note payable discussed below were used to fund capital expenditures of $23,835,000, net of non-cash capital expenditures. Short-term investments of $9,500,000 and $10,500,000 in certificates of deposit were made during the first quarter of fiscal 2015 and 2014, respectively, from excess cash reserves and maturities of certificates of deposit of $7,750,000 and $8,000,000, respectively.

Net cash used in financing activities in the first three months of fiscal 2015 of $2,717,000 included principal payments on our Second Term Note, Third Term Note, DSS Term Note and capital leases of $2,071,000. In the first three months of fiscal 2014, net cash provided by financing activities included proceeds of $10,000,000 from our Third Term Note. We used these funds to supplement the purchase of Geospace Technologies GSX recording equipment. During the first three months of fiscal 2014, financing activities also included $2,519,000 in principle payments on our Term Note, Second Note, DSS Term Note and capital leases.

Capital Expenditures. Our Board of Directors has approved a fiscal 2015 capital budget of $10,000,000. To date, $3,258,000 of the capital budget has been spent for maintenance capital purposes. The remaining balance of the capital budget will be used for maintenance capital purposes.

We continually strive to supply our clients with technologically advanced 3-D seismic data acquisition recording systems and data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.

Capital Resources. Historically, we have primarily relied on cash generated from operations, cash reserves and borrowings from commercial banks to fund our working capital requirements and, to some extent, our capital expenditures. Recently, we have funded some of our capital expenditures through equipment term loans and capital leases. We have also funded our capital expenditures and other financing needs from time to time through public equity offerings.

Our revolving line of credit loan agreement is with Frost Bank. The agreement permits us to borrow, repay and reborrow, from time to time until June 2, 2015, up to $20.0 million based on the borrowing base calculation as defined in the agreement. Our obligations under this agreement are secured by a security interest in our accounts receivable, equipment and related collateral. Interest on the facility accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including maintaining specified ratios with respect to cash flow coverage, current assets and liabilities and debt to tangible net worth. We were in compliance with all covenants including specified ratios as of September 30, 2014 and have the full line of credit available for borrowing. We have not utilized the revolving line of credit during the fiscal year ended September 30, 2014 or the first three months of fiscal year 2015.

Our credit loan agreement includes a term loan feature which includes two current term loans. In June 2011, we entered into the first Term Note which was repaid according to its terms and matured on June 30, 2014.

In May 2012, we entered into the Second Term Note under our credit loan agreement. The Second Term Note allows us to borrow from time to time up to $15.0 million to purchase equipment. In July 2012, we borrowed $9,346,000 under the Second Term Note to purchase Geospace Technologies GSR recording equipment. The outstanding principal under the Second Term Note is amortized over 36 months. The Second Term Note bears interest at an annual rate equal to either the 30-day LIBOR, plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 3.75%, and otherwise has the same terms as our revolving line of credit. The Second Term Note is collateralized by a security interest in our accounts receivable, equipment and related collateral and matures with all outstanding balances due on May 2, 2015.

On December 4, 2013, we entered into the Third Term Note dated as of December 2, 2013 under our credit loan agreement. The Third Term Note allows us to borrow from time to time up to $10.0 million to purchase equipment. Per the agreement, we will be unable to receive an advance for the remainder of the $15.0 million balance of the Second Term Note. On December 5, 2013, we borrowed the full amount of $10,000,000 under the Third Term Note to purchase Geospace Technologies GSX recording equipment. The outstanding principal under the Third Term Note is amortized over a period of 36 months. The Third Term Note bears interest at an annual fixed rate equal to 3.16%, and otherwise has the same terms as the revolving line of credit. The Third Term Note is collateralized by a security interest in our accounts receivable, equipment and related collateral and matures with all outstanding balances due on December 2, 2016.

In February 2013, our subsidiary DSS entered into the DSS Term Note with Wells Fargo Equipment Finance Company. DSS obtained $983,000 in financing for the purchase of equipment. The DSS Term Note is repayable over a period of 36 months at $28,980 per month and bears interest at an implied annual fixed rate of 3.84%. The DSS Term Note is collateralized by a security interest in the DSS equipment and matures with all outstanding balances due on February 5, 2016.

During fiscal 2012, we began leasing vehicles from Enterprise Fleet Management under capital leases. These capital lease obligations are payable in 36 to 60 monthly installments and mature between January 2015 and November 2017. At December 31, 2014, we had leased 112 vehicles under these capital leases.

The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of December 31, 2014.

	Payments Due by Period (in 000’s)
Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (office space)	$2,287	$931	$962	$299	$95
Capital lease obligations	1,650	922	480	248	—
Debt obligations	8,577	5,096	3,481	—	—

Total	$12,514	$6,949	$4,923	$547	$95

We believe that our capital resources and cash flow from operations are adequate to meet our current operational needs. We believe we will be able to finance our capital requirements through cash flow from operations, cash on hand, through borrowings under our revolving line of credit, additional equipment term loans and capital leases. However, our ability to satisfy our working capital requirements and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, including the demand for our seismic services from clients.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements.

Critical Accounting Policies

Information regarding our critical accounting policies and estimates is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Legacy Dawson’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The standard permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. We will have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. We are currently evaluating the new guidance to select a transition method and determine the impact it will have on our consolidated financial statements and the method of adoption.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40). This ASU provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. This ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We are currently evaluating the new guidance and determining the impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. These risks arise primarily as a result of potential changes to operating concentration of credit risk and changes in interest rates. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. During 2012, we began to conduct business in Canada which subjects our results of operations and cash flow to foreign currency exchange rate risk.

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. We believe that our allowance for doubtful accounts of $250,000 at December 31, 2014 is adequate to cover exposures related to our trade account balances.

We generally provide services to certain key clients that account for a significant percentage of our accounts receivable at any given time. Our key clients vary over time. We extend credit to various companies in the oil and natural gas industry, including our key clients, for the acquisition of seismic data, which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in the economic or other conditions of our key clients and may accordingly impact our overall credit risk. If any of these significant clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, or for any other reason, our results of operations could be affected. Because of the nature of our contracts and clients’ projects, our largest clients can change from year to year, and the largest clients in any year may not be indicative of the largest clients in any subsequent year.

Interest Rate Risk. We are exposed to the impact of interest rate changes on the outstanding indebtedness under our credit loan agreement, which has variable interest rates. Amounts drawn under the revolving line of credit and equipment term loans bear interest at variable rates based on the lower of the Prime Rate, minus three-quarters percent, or the 30-day LIBOR, plus a margin of two and one-quarter percent, subject to an interest rate floor of 4% for the revolving line of credit and an interest rate floor of 3.75% for the Second Term Note. At December 31, 2014, our interest rate was 4% for the revolving line of credit and 3.75% for the Second Term Note.

We have cash in the bank which, at times, may exceed federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At December 31, 2014, cash and cash equivalents totaled $14,644,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Accounting Officer and Secretary concluded that, as of December 31, 2014, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Accounting Officer and Secretary, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 22, 2014, we received a letter dated December 18, 2014 from legal counsel for a purported shareholder demanding that our board of directors prior to the Merger (the “Legacy Dawson Board”) take appropriate legal action against the members of the Legacy Dawson Board. For additional information regarding this matter, please refer to Note 10 “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements, which is incorporated by reference herein.

On January 7, 2015, Andrew Speese, through his attorney, filed a purported shareholder class action and derivative action relating to the Merger on behalf of himself and Legacy Dawson’s other shareholders in the United States District Court for the Western District of Texas (Midland/Odessa Division), against Legacy Dawson, Legacy Dawson’s directors prior to the Merger, Legacy TGC and Merger Sub. On March 16, 2015, Andrew Speese, through his attorney, dismissed these claims without prejudice.

For additional information regarding this matter, please refer to Note 10 “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements, which is incorporated by reference herein.

In addition, from time to time, we are a party to various legal proceedings arising in the ordinary course of business. Although we cannot predict the outcomes of any such legal proceedings, our management believes that the resolution of pending legal actions will not have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 1A. RISK FACTORS

Important factors that could materially affect our financial condition or results of operations are discussed in Part I, “Item 1A. Risk Factors” in Legacy TGC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and Legacy Dawson’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

ITEM 6. EXHIBITS

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: March 23, 2015	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors, President and Chief Executive Officer

DATE: March 23, 2015	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Chief Accounting Officer and Secretary

INDEX TO EXHIBITS

Number	Exhibit

2.1	Agreement and Plan of Merger, dated October 8, 2014, by and among Dawson Operating Company (f/k/a Dawson Geophysical Company), the Registrant and Riptide Acquisition Corp., filed on October 9, 2014 as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

3.1	Amended and Restated Certificate of Formation, as amended February 11, 2015, filed on March 16, 2015 as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference.

3.2	Bylaws, as amended February 11, 2015, filed on March 16, 2015 as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference.

10.1	Amended and Restated Dawson Geophysical Company 2006 Stock and Performance Incentive Plan, filed on February 11, 2015 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.2	Employment Agreement, dated October 8, 2014, by and between the Registrant and Wayne A. Whitener, filed on October 9, 2014 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.3	Employment Agreement, dated October 8, 2014, by and between the Registrant and James K. Brata, filed on October 9, 2014 as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.4	Employment Agreement, dated October 8, 2014, by and between the Registrant and Daniel G. Winn, filed on October 9, 2014 as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.5	Employment Agreement, dated October 8, 2014, by and between the Registrant and Stephen C. Jumper, filed on October 9, 2014 as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.6	Employment Agreement, dated October 8, 2014, by and between the Registrant and C. Ray Tobias, filed on October 9, 2014 as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.7	Employment Agreement, dated October 8, 2014, by and between the Registrant and Christina W. Hagan, filed on October 9, 2014 as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.8	Employment Agreement, dated October 8, 2014, by and between the Registrant and James W. Thomas, filed on October 9, 2014 as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.9	Form of Amendment to Stock Option Agreement, filed on October 9, 2014 as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.10	Form of Indemnification Agreement, filed on October 9, 2014 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

31.1*	Certification of Principal Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Principal Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following materials from the Registrant’s Transition Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended December 31, 2014 and 2013, (ii) Consolidated Balance Sheets at December 31, 2014 and September 30, 2014, (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and 2013, and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith.