Form 10-Q
period 2015-03-31
DAWSON GEOPHYSICAL CO
filed 2015-05-18
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File No. 001-32472

DAWSON GEOPHYSICAL COMPANY

Texas	75-0970548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 12, 2015

Common Stock, $0.01 par value	21,543,681 shares

DAWSON GEOPHYSICAL COMPANY

EXPLANATORY NOTE

This report is the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (this “Form 10-Q”) of Dawson Geophysical Company, which was formerly known as TGC Industries, Inc. (“Legacy TGC”) prior to the consummation on February 11, 2015 of the strategic business combination described below.

On February 11, 2015, Legacy TGC completed its previously announced strategic business combination with Dawson Operating Company, which was formerly known as Dawson Geophysical Company (“Legacy Dawson”), pursuant to which a wholly-owned subsidiary of Legacy TGC merged with and into Legacy Dawson, with Legacy Dawson continuing after the merger as the surviving entity and a wholly-owned subsidiary of Legacy TGC (the “Merger”). As a result of the Merger, the former shareholders of Legacy Dawson received shares of Legacy TGC common stock representing approximately 66% of the outstanding common shares of the post-merger combined company, and Legacy TGC’s shareholders retained approximately 34% of the outstanding common shares of the post-merger combined company. In connection with the Merger, Legacy Dawson changed its name to “Dawson Operating Company” and Legacy TGC changed its name to “Dawson Geophysical Company.”  Except as otherwise specifically noted herein, all references in this Form 10-Q to the “Company,” “we,” “us” or “our” refer to (i) Legacy Dawson and its consolidated subsidiaries, for periods through February 11, 2015 and (ii) the combined company following the Merger, for periods on or after February 12, 2015.

The Merger has been accounted for as a reverse acquisition under which Legacy Dawson was considered the accounting acquirer of Legacy TGC. As such, the historical financial statements of Legacy Dawson will be treated as the historical financial statements of the combined company.  Accordingly, the financial results for the quarter ended March 31, 2015 presented in this Form 10-Q reflect the operations of Legacy Dawson for the period January 1 through March 31, 2015 and the operations of Legacy TGC for the period February 12 through March 31, 2015.  Such results are compared to the quarterly results for Legacy Dawson for the period January 1 through March 31, 2014.  The Company’s second quarter ending June 30, 2015 will reflect a full quarter of combined entity operating results.

See Notes 2 and 3 of the Notes to Consolidated Financial Statements for additional information.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$20,642,000	$14,644,000
Short-term investments	27,500,000	28,750,000
Accounts receivable, net of allowance for doubtful accounts of $763,000 at March 31, 2015 and $250,000 at December 31, 2014	57,795,000	37,133,000

Prepaid expenses and other assets	8,568,000	5,703,000
Current deferred tax asset	2,524,000	2,818,000

Total current assets	117,029,000	89,048,000

Property, plant and equipment	366,436,000	339,245,000
Less accumulated depreciation and amortization	(190,301,000)	(181,453,000)

Net property, plant and equipment	176,135,000	157,792,000

Intangibles	2,797,000	—

Total assets	$295,961,000	$246,840,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,860,000	$5,849,000
Accrued liabilities:
Payroll costs and other taxes	3,492,000	3,015,000
Other	5,629,000	3,158,000
Deferred revenue	5,522,000	1,752,000
Current maturities of notes payable and obligations under capital leases	11,250,000	6,018,000

Total current liabilities	39,753,000	19,792,000

Long-term liabilities:
Notes payable and obligations under capital leases less current maturities	7,921,000	4,209,000
Deferred tax liability	18,106,000	28,621,000

Total long-term liabilities	26,027,000	32,830,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding at March 31, 2015; par value $1.00 per share, 5,000,000 shares authorized, none outstanding at December 31, 2014	—	—
Common stock-par value $0.01 per share, 35,000,000 shares authorized, 21,591,126 and 14,216,540 issued and outstanding at March 31, 2015 and December 31, 2014	216,000	142,000
Additional paid-in capital	141,983,000	99,084,000
Retained earnings	88,744,000	95,336,000
Treasury stock, at cost; 48,445 shares at March 31, 2015	—	—
Accumulated other comprehensive loss, net of tax	(762,000)	(344,000)

Total stockholders’ equity	230,181,000	194,218,000

Total liabilities and stockholders’ equity	$295,961,000	$246,840,000

See accompanying notes to the consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Operating revenues	$73,722,000	$76,766,000

Operating costs:
Operating expenses	64,791,000	60,091,000
General and administrative	7,522,000	3,676,000
Depreciation and amortization	11,223,000	10,177,000
	83,536,000	73,944,000

(Loss) income from operations	(9,814,000)	2,822,000

Other income (expense):
Interest income	24,000	21,000
Interest expense	(147,000)	(161,000)
Other income (expense)	32,000	(343,000)

(Loss) income before income taxes	(9,905,000)	2,339,000
Income tax benefit (expense)	3,313,000	(687,000)
Net (loss) income	$(6,592,000)	$1,652,000

Other comprehensive loss:
Net unrealized loss on foreign exchange rate translations, net of tax	$(418,000)	$(107,000)
Comprehensive (loss) income	$(7,010,000)	$1,545,000
Basic (loss) income per share attributable to common stock	$(0.37)	$0.12
Diluted (loss) income per share attributable to common stock	$(0.37)	$0.12
Cash dividend declared per share of common stock	$—	$0.08
Weighted average equivalent common shares outstanding	18,021,366	14,009,358
Weighted average equivalent common shares outstanding-assuming dilution	18,021,366	14,075,988

See accompanying notes to the consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,592,000)	$1,652,000

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	11,223,000	10,177,000
Noncash compensation	531,000	298,000
Deferred income tax (benefit) expense	(3,418,000)	573,000
Other	(39,000)	99,000
Change in current assets and liabilities:
(Increase) decrease in accounts receivable	(6,211,000)	5,659,000
Increase in prepaid expenses and other assets	(819,000)	(60,000)
Increase in accounts payable	2,259,000	1,290,000
Decrease in accrued liabilities	(192,000)	(439,000)
(Decrease) increase in deferred revenue	(4,000)	4,101,000
Net cash (used in) provided by operating activities	(3,262,000)	23,350,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from merger	12,382,000	—
Capital expenditures, net of increase in accrued purchases of property and equipment summarized below	(1,189,000)	(6,370,000)
Proceeds from maturity of short-term investments	6,750,000	8,250,000
Acquisition of short-term investments	(5,500,000)	(6,750,000)
Proceeds from disposal of assets	603,000	163,000
Net cash provided by (used in) investing activities	13,046,000	(4,707,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit from share-based payment arrangement	(340,000)	—
Tax withholdings related to stock based compensation awards	(120,000)	—
Principal payments on notes payable	(2,847,000)	(3,135,000)
Principal payments on capital lease obligations	(378,000)	(227,000)
Dividends paid	—	(645,000)
Net cash used in financing activities	(3,685,000)	(4,007,000)
Effect of exchange rate changes in cash and cash equivalents	(101,000)	(170,000)
Net increase in cash and cash equivalents	5,998,000	14,466,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,644,000	11,860,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,642,000	$26,326,000
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$152,000	$168,000
Cash paid for income taxes	$215,000	$110,000
Cash received for income taxes	$520,000	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in accrued purchases of property and equipment	$19,000	$1,387,000
Capital lease obligations incurred	$126,000	$485,000
Stock consideration to consummate the merger	$42,902,000	$—

See accompanying notes to the consolidated financial statements. (unaudited).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management of the Company, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q report pursuant to certain rules and regulations of the Securities and Exchange Commission (the “SEC”). These financial statements should be read with the financial statements and notes included in Exhibit 99.1 to the Company’s Form 8-K/A filed with the SEC on April 30, 2015.

As discussed more fully in Note 3, on February 11, 2015, Legacy Dawson completed the merger with a wholly-owned subsidiary of Legacy TGC (“Merger Sub”), with Legacy Dawson continuing after the merger as the surviving entity and a wholly-owned subsidiary of Legacy TGC (the “Merger”). The Merger was accounted for as a purchase of Legacy TGC by Legacy Dawson in a “reverse acquisition” because the existing shareholders of Legacy TGC prior to the Merger did not have voting control of the combined entity after the Merger. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent entity, Legacy TGC, is not assumed to be the acquirer and the financial statements of the combined entity are those of the accounting acquirer, Legacy Dawson, including any comparative prior year financial statements presented by the combined entity.  Further, in connection with the Merger, Legacy Dawson changed its fiscal year end from September 30 to December 31.  Consequently, the accompanying unaudited consolidated financial statements cover (i) the results of operations of Legacy Dawson for the fiscal period from January 1, 2014 through March 31, 2014 and (ii) the results of operations of Legacy Dawson for the fiscal period from January 1, 2015 through March 31, 2015 and the results of operations of Legacy TGC and its subsidiaries for the fiscal period from February 12, 2015 through March 31, 2015.  Additionally, all historical equity accounts and awards of Legacy Dawson, including par value per share, share and per share numbers, have been adjusted to reflect the number of shares received in the Merger. The Company’s 2015 fiscal year will cover the period from January 1, 2015 through December 31, 2015.

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

Principles of Consolidation. The consolidated financial statements for the fiscal period from January 1, 2014 through March 31, 2014 include the accounts of Legacy Dawson and its wholly-owned subsidiaries, Dawson Seismic Services Holdings, Inc. and Dawson Seismic Services ULC.  The consolidated financial statements for the fiscal period from January 1, 2015 through March 31, 2015 include (i) the accounts of Legacy Dawson and its wholly-owned subsidiaries, Dawson Seismic Services Holdings, Inc. and Dawson Seismic Services ULC, for the fiscal period from January 1, 2015 through March 31, 2015 and (ii) the accounts of Legacy TGC and its other subsidiaries, Tidelands Geophysical Co., Inc., Exploration Surveys, Inc. and Eagle Canada, Inc., for the fiscal period from February 12, 2015 through March 31, 2015.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Property, Plant and Equipment. As discussed more fully in Note 3, the Merger was accounted for as a reverse acquisition, and the Company will account for the transaction by using Legacy Dawson’s historical information and accounting policies and adding the assets and liabilities of Legacy TGC as of the completion date of the Merger at their respective fair values. As a result, Legacy Dawson’s property, plant and equipment is capitalized at historical cost and depreciated over the useful life of the assets and Legacy TGC’s property, plant and equipment is included in the consolidated balance sheet at its estimated fair values.

Management’s estimation of the useful life of assets is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the asset. As circumstances change and new information becomes available, these estimates could change.  Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet, and any resulting gain or loss is reflected in the results of operations for the period.

For purposes of measuring the estimated fair value of the Legacy TGC assets acquired in the Merger, the Company used the guidance in Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement and Disclosure.”  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, under ASC 820, fair value measurements for an asset assume the highest and best use of that asset by market participants. As a result, the Company may be required to value assets of Legacy TGC at fair value measures that do not reflect the Company’s intended use of those assets. Use of different estimates and judgments could yield different results.

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

Intangibles

Acquired customer relationships and backlog are capitalized and amortized over useful lives ranging from five months to five years using the straight-line method of amortization.

Trademarks/tradenames resulting from a business combination are not subject to amortization. The Company tests for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. On April 29, 2015, the FASB issued an exposure draft with a 30-day comment period that proposes a one-year deferral of the effective date of the new revenue standard. If the deferral passes a final vote, the guidance would be effective for the Company’s fiscal year beginning January 2018. The Company is monitoring the FASB’s decision on the proposed deferral and is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements and the method of adoption.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40). This ASU provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. This ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the new guidance; however, it does not expect any impact on its consolidated financial statements.

3. MERGER

On February 11, 2015, the Company completed the Merger. Immediately prior to the effective time of the Merger, Legacy TGC affected a reverse stock split with respect to its common stock, par value $0.01 per share (“Legacy TGC Common Stock”), on a one-for-three ratio (the “Reverse Stock Split”) to reduce the total number of shares of Legacy TGC Common Stock outstanding. After giving effect to the Reverse Stock Split, at the effective time of the Merger, without any action on the part of any shareholder, each issued and outstanding share of Legacy Dawson’s common stock, par value $0.33-1/3 per share (the “Legacy Dawson Common Stock”), including shares underlying Legacy Dawson’s outstanding equity awards (but excluding any shares of Legacy Dawson Common Stock owned by Legacy TGC, Merger Sub or Legacy Dawson or any wholly-owned subsidiary of Legacy Dawson), were converted into the right to receive 1.760 shares of Legacy TGC Common Stock (the “Exchange Ratio”).

As described in Note 1, the Merger was accounted for as a reverse acquisition under the acquisition method of accounting in accordance with ASC 805, “Business Combinations.” The Company will account for the transaction by using Legacy Dawson’s historical information and accounting policies and adding the assets and liabilities of Legacy TGC at their respective fair values. Consequently, Legacy Dawson’s assets and liabilities retained their carrying values and Legacy TGC’s assets acquired and liabilities assumed by Legacy Dawson as the accounting acquirer in the Merger have been recorded at their fair values measured as of February 11, 2015, the effective date of the Merger.

The Company continues to evaluate the available information, and the purchase price allocation is subject to finalization of the Company’s analysis of the fair value of the assets and liabilities of Legacy TGC as of the effective date of the Merger. Accordingly, the purchase price allocation is preliminary and will be adjusted upon completion of the final valuation. Such adjustments could be material.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the Merger date (in thousands):

Estimated Fair
TGC Industries, Inc.-Assets Acquired	Value

Stock Consideration	$42,902
Interest Bearing Debt Assumed	12,048
Total Purchase Price Consideration	54,950
Debt-free Current Liabilities	12,647
Total Equity and Liabilities	$67,597

Value of Current Assets
Current Assets excluding Cash and Equivalents	16,156
Cash and Equivalents	12,382
Total Current Assets	$28,538

Identified Tangible Assets
Fair Value of Property, Plant and Equipment	28,812
Total Identified Tangible Assets	$28,812

Identified Intagible Assets
Trademarks/Trade Names	1,063
Customer Relationships	1,799
Backlog	491
Total Identifiable Intangible Assets	$3,353

Deferred Tax Asset	$6,894

Total Indicated Value of Assets	$67,597

The value of the stock consideration was determined based on the $5.85 closing price of Legacy TGC on the February 11, 2015 closing date and the 7,333,708 shares outstanding. As a result of the consideration transferred being less than the book value of net assets acquired, the Company is required to analyze the purchase price allocation and the potential reasonableness of reflecting a bargain purchase.  Upon completing this analysis, the Company determined that the Merger is not an acquisition of a distressed business or a bargain purchase and accordingly reflected a substantial reduction in the property, plant and equipment to its fair value which is reflected by the value of the consideration transferred.  Furthermore, in allocating the remainder of the purchase price to the indicated fair value of the property, plant and equipment, there is not any excess purchase price to be allocated to goodwill. Measurements used to determine fair value are deemed to be level 3 Fair Value Measurements.

Trade receivables and payables, as well as other current and non-current assets and liabilities were valued at the existing carrying values as they represented the fair value of those items at the time of the Merger, based on management’s judgments and estimates.

Property, plant and equipment have been valued using a combination of the income approach, the market approach and cost approach which is based on current replacement and/or reproduction cost of the asset as new, less depreciation attributable to physical, functional, and economic factors. Useful lives of the property, plant and equipment were estimated to be between 2 and 15 years.

Trademarks have been valued using the relief from royalty method.  Relief from royalty method under the income approach estimates the cost savings that accrue to the Company which would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. Trademarks are considered to have an indefinite life and as a result are not amortizable.

Customer relationships and backlog were valued using the excess earnings method, where estimated margins, customer attrition, and contributory asset charge assumptions are used. The useful lives of customer relationships is estimated to be 5 years, and the estimated useful weighted average life of backlog is expected to be 5 months.  At, March 31, 2015, the carrying value of our customer relationships was approximately $1,799,000 and the accumulated amortization was approximately $147,000, and the carrying value of our back log was $491,000 and the accumulated amortization was $76,000.

Existing long term debt assumed in the Merger was fair valued based on a current market rate.

Deferred income tax assets and liabilities as of the acquisition date represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases.  At the acquisition date the Company accrued $750,000 for contingencies related to certain tax matters.

The Company incurred approximately $2,600,000 in Merger related costs on a pretax basis. The Company also incurred $530,000 related to severance and compensation arrangements pursuant to existing agreements with certain former employees in connection with the Merger. These amounts are reflected in the accompanying statement of operations.

Since the acquisition date, Company’s income statement includes $8,592,000 of revenues from Legacy TGC and $2,837,000 of net loss of Legacy TGC.

Pro Forma Information

The following unaudited pro forma condensed financial information for the three months ended March 31, 2015 and 2014 gives effect to the Merger as if it had occurred on January 1, 2014. The unaudited pro forma condensed financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the transactions taken place on the dates indicated and is not intended to be a projection of future results. The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as (1) to record certain incremental expenses resulting from purchase accounting adjustments, such as reduced depreciation and amortization expense in connection with the fair value adjustments to property, plant and equipment, and intangible assets; and (2) to record the related tax effects. Shares used in the calculations of earnings per share in the table below were 21,647,889 and 21,328,048 in 2015 and 2014, respectively.

	2015	2014
Pro forma total revenues	$87,332,000	$125,567,000
Pro forma net (loss) income	$(10,569,000)	$8,958,000

Pro forma net income per share:
Basic	$(0.49)	$0.42
Diluted	$(0.49)	$0.42

4. SHORT-TERM INVESTMENTS

The Company had short-term investments at March 31, 2015 and December 31, 2014 consisting of certificates of deposit with original maturities greater than three months, but less than a year. Certificates of deposit are limited to one per banking institution and no single investment exceeded the FDIC insurance limit at March 31, 2015 or December 31, 2014.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

At March 31, 2015 and December 31, 2014, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, trade and other receivables, other current assets, accounts payable, other current liabilities, term notes, capital leases and other contractual obligations (defined below). Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the term notes approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes payable and investments in certificates of deposit are Level 2 measurements in the fair value hierarchy.

6. DEBT

Each of Legacy Dawson and Legacy TGC had a credit agreement in effect prior to the Merger (the “Legacy Dawson Credit Agreement” and the “Legacy TGC Credit Agreement,” respectively), which continue in effect as obligations of the Company following the Merger. Both the Legacy Dawson Credit Agreement and Legacy TGC Credit Agreement provide for a revolving line of credit and term loans to be made pursuant to notes, as further described below.

Legacy Dawson Indebtedness

The Company has three outstanding  notes payable under the term loan feature of the Legacy Dawson Credit Agreement, representing a remaining aggregate principal amount of $6,777,000 and $8,577,000 as of March 31, 2015 and December 31, 2014, respectively.  In addition, the Legacy Dawson Credit Agreement permits the Company to borrow, repay and reborrow, from time to time until June 2, 2015, up to $20.0 million or 80% of the Company’s eligible accounts receivable (the “Legacy Dawson Line of Credit”).  The Company did not utilize the Legacy Dawson Line of Credit during the current year or the twelve months ended December 31, 2014 and has the full Legacy Dawson Line of Credit available for borrowing. The Company is currently in the process of discussing the renewal of this credit facility. We anticipate it will be renewed in the second quarter.

The Company’s obligations under the Legacy Dawson Credit Agreement are secured by a security interest in Legacy Dawson’s accounts receivable, equipment and related collateral. Interest on amounts outstanding under the Legacy Dawson Credit Agreement accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directs monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the Legacy Dawson Credit Agreement is payable monthly. The Legacy Dawson Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants, including maintaining an average debt service coverage ratio of at least of 1.5 to 1.0, a ratio of debt to tangible net worth not in excess of 1.5 to 1.0 and a ratio of current assets to current liabilities of at least

1.5 to 1.0, in each case measured quarterly.  The Company was in compliance with all covenants under the Legacy Dawson Credit Agreement, including specified ratios, as of March 31, 2015 and December 31, 2014.

In addition, the Company leases vehicles and certain specialized seismic equipment under leases classified as capital leases.  The Company’s balance sheet as of March 31, 2015 and December 31, 2014 includes capital lease obligations of $1,474,000 and $1,650,000, respectively, relating to Legacy Dawson’s capital leases prior to and following the Merger.

Legacy TGC Indebtedness

The Company has three outstanding notes payable under the term loan feature of the Legacy TGC Credit Agreement, representing a remaining aggregate principal amount of $9,265,000 as of March 31, 2015.  In addition, the Legacy TGC Credit Agreement permits the Company to borrow, repay and reborrow, from time to time until September 16, 2015, up to the lesser of $5.0 million or 80% of the Company’s eligible accounts receivable (the “Legacy TGC Line of Credit”).  The Company did not utilize the Legacy TGC Line of Credit during the current year and has the full Legacy TGC Line of Credit available for borrowing.

The Company’s obligations under the Legacy TGC Line of Credit are secured by a security interest in Legacy TGC’s accounts receivable, and the term notes are secured by certain of Legacy TGC’s core equipment.  Interest on amounts outstanding under the Legacy TGC Credit Agreement accrues at the greater of the prime rate as quoted in the Wall Street Journal or 5%. The Legacy TGC Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes.  The Company is also obligated to meet certain financial covenants, including maintaining a minimum debt service coverage ratio in excess of 2.0 to 1.0, a ratio of debt to worth not in excess of 1.25 to 1.0 and a minimum tangible net worth of at least $55.0 million. Except as described in the following sentence, the Company was in compliance with all covenants under the Legacy TGC Credit Agreement, including specified ratios, as of March 31, 2015.  The Company was not in compliance at March 31, 2015, and Legacy TGC was not in compliance at December 31, 2014, with the financial covenant related to the debt service coverage ratio.  The Company obtained a letter of waiver from the lender that waived all defaults for compliance with the debt service coverage ratio through March 31, 2016.

In addition, the Company has one outstanding note, in the remaining principal amount of $673,000, which was held by Legacy TGC prior to the Merger, payable to a commercial bank for an equipment purchase.  Interest on amounts outstanding under such note accrues at an annual rate equal to 4.60% and is payable monthly.  This note is secured by certain of Legacy TGC’s core equipment and matures on June 5, 2015.

The Company also has one outstanding note, in the remaining principal amount of $80,000 at March 31, 2015, which was held by Legacy TGC prior to the Merger, payable to a finance company for insurance.  Interest on amounts outstanding under such note accrues at an annual rate equal to 4.09% and is payable monthly. This note is secured by certain of Legacy TGC’s core equipment.

In addition, the Company’s balance sheet as of March 31, 2015 includes capital lease obligations of $902,000 relating to Legacy TGC’s capital lease obligations.

The following tables set forth the aggregate principal amount outstanding under the Company’s outstanding notes payable and the interest rates and monthly payments as of March 31, 2015 and December 31, 2014 with respect to the same.  Information as of December 31, 2014 does not include indebtedness of Legacy TGC as of such date, due to the accounting treatment of the Merger as a reverse acquisition as described in Notes 2 and 3.

	March 31, 2015	December 31, 2014
Notes payable to commercial banks
Aggregate principal amount outstanding	$16,715,000	$8,577,000
Interest rates	3.5%-4.6%	3.5%-4.6%
Monthly payments (excluding interest)	$128,363-290,938	$128,363-290,938

	March 31, 2015	December 31, 2014
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$80,000	—
Interest rates	4.09%	—
Monthly payments (excluding interest)	$14,674	—

The aggregate maturities of the notes payable at March 31, 2015 are as follows:

April 2015 — March 2016	$9,887,000
April 2016 — March 2017	5,892,000
April 2017 — March 2018	1,016,000
$16,795,000

The Company leases vehicles and certain specialized seismic equipment under leases classified as capital leases. The aggregate maturities of obligations under capital leases at March 31, 2015 are as follows:

April 2015 – March 2016	$1,363,000
April 2016 – March 2017	743,000
April 2017 – March 2018	270,000
$2,376,000

Interest rates on these leases ranged from 3.76% to 8.17%.

7. COMMITMENTS AND CONTINGENCIES

On December 22, 2014, Legacy Dawson received a letter dated December 18, 2014 from legal counsel for a purported shareholder demanding that the members of Legacy Dawson’s Board of Directors at the time the action was initiated (the “Legacy Dawson Board”) take appropriate legal action against the members of the Legacy Dawson Board (the “December Demand Letter”). The December Demand Letter alleges conflicts of interest on the part of certain of Legacy Dawson officers and directors in connection with the Merger, disclosure deficiencies by Legacy Dawson with respect to the Merger and the negotiations leading to the merger agreement and breaches of fiduciary duties by such persons in connection with such matters. The December Demand Letter also demanded that Legacy Dawson make various corrective disclosures concerning the Merger.

In addition, on January 7, 2015, Andrew Speese, through his attorney, filed a purported shareholder class action and derivative action relating to the Merger on behalf of himself and Legacy Dawson’s other shareholders in the United States District Court for the Western District of Texas (Midland/Odessa Division), against Legacy Dawson, the Legacy Dawson Board, Legacy TGC and Merger Sub (the “Speese Lawsuit”).  In connection with the filing of the Speese Lawsuit, on January 8, 2015, Legacy Dawson received a letter dated January 7, 2015 from legal counsel for Andrew Speese demanding that the Legacy Dawson Board take legal action to remedy alleged breaches of fiduciary duties in connection with the strategic business combination and to recover damages caused by such alleged breaches (the “Speese Demand Letter”).  On March 16, 2015, Andrew Speese, through his attorney, dismissed the Speese Lawsuit without prejudice; however, counsel for Andrew Speese has not formally withdrawn the Speese Demand Letter.

The Legacy Dawson Board formed a Special Litigation Committee, which committee is authorized to retain independent legal counsel, to investigate the claims in the demand letters described above. That committee is continuing to function following the consummation of the Merger.

Further, from time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. Although the Company cannot predict the outcomes of any such legal proceedings, management believes that the resolution of pending legal actions will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity, as the Company believes it is adequately indemnified and insured.

The Company experiences contractual disputes with its clients from time to time regarding the payment of invoices or other matters. While the Company seeks to minimize these disputes and maintain good relations with its clients, the Company has in the past experienced, and may in the future experience, disputes that could affect its revenues and results of operations in any period.

The Company has non-cancelable operating leases for office space in Midland, Houston, Plano, Denison, Denver, Oklahoma City, Pittsburgh and Calgary, Alberta.

The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of March 31, 2015.

	Payments Due by Period (in 000’s)
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (office space)	$3,739	$1,191	$1,971	$481	$96

Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records deferred rent as the difference between the amount charged to expense and the rent paid. Rental expense under the Company’s operating leases with initial terms exceeding one year was $357,000 and $242,000 for the three month periods ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, the Company had unused letters of credit totaling approximately $233,000. The Company’s letters of credit principally back obligations associated with the Legacy Dawson’s self-insured retention on workers’ compensation claims. The Company was no longer self-insured for workers’ compensation claims after October 1, 2011. The unused letters of credit outstanding at March 31, 2015 are associated with workers’ compensation claims outstanding prior to October 1, 2011.

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

The Company’s basic net (loss) income per share attributable to common stock is computed by reducing the Company’s net (loss) income by the net (loss) income allocable to unvested restricted stockholders that have a right to participate in earnings. The Company’s employees and officers that hold unvested restricted stock do not participate in losses because they are not contractually obligated to do so. The undistributed earnings are allocated based on the relative percentage of the weighted average unvested restricted stock awards. The basic net (loss) income per share attributable to common stock is computed by dividing the net (loss) income attributable to common stock by the weighted average shares outstanding.  The weighted average number of shares outstanding for the three months ended March 31, 2015 was calculated by totaling (i) the product of (x) the weighted shares of Legacy Dawson Common Stock outstanding at the beginning of the period multiplied by (y) the Exchange Ratio, plus (ii) the number of shares associated with awards of Legacy Dawson restricted stock and restricted stock units that vested in conjunction with the Merger, weighted as of February 11, 2015, plus (iii) the number of shares of Legacy TGC Common Stock outstanding immediately prior to the Merger, weighted to reflect that such shares were outstanding from February 11, 2015 until the end of the period.  The weighted average number of shares outstanding for the three months ended March 31, 2014 was calculated by multiplying the weighted average shares of Legacy Dawson Common Stock outstanding during the period by the Exchange Ratio. The Company’s dilutive net (loss) income per share attributable to common stock is computed by adjusting basic net (loss) income per share attributable to common stock by diluted (loss) income allocable to unvested restricted stock divided by weighted average diluted shares outstanding. A reconciliation of the basic and diluted loss per share attributable to common stock is as follows:

	Three Months Ended March 31,
	2015	2014
	(in 000’s)
Net (loss) income	$(6,592)	$1,652
Income allocable to unvested restricted stock	—	(21)
Basic (loss) income attributable to common stock	$(6,592)	$1,631
Reallocation of participating earnings	—	—
Diluted (loss) income attributable to common stock	$(6,592)	$1,631
Weighted average common shares outstanding:
Basic	18,021,366	14,009,358
Dilutive common stock options and restricted stock units	—	66,630
Diluted	18,021,366	14,075,988
Basic (loss) income attributable to a share of common stock	$(0.37)	$0.12
Diluted (loss) income attributable to a share of common stock	$(0.37)	$0.12

The Company had a net loss in the three months ended March 31, 2015. As a result, all stock options and restricted stock units were anti-dilutive and excluded from weighted average shares used in determining the loss attributable to share of common stock for the respective periods. There were no shares that had anti-dilutive effect on the calculation of dilutive income attributable to common stock for the quarter ended March 31, 2014.

None of the Company’s stock options or restricted stock units were dilutive for the three months ended March 31, 2015 due to the loss in that period. The following weighted average numbers of stock options and restricted stock units have been excluded from the calculation of diluted loss per share attributable to common stock, as their effect would be anti-dilutive for the three months ended March 31, 2014:

Stock options	92,315
Restricted stock units	15,832
Total	108,147

Shares of 46,500 and 103,500 respectively of unvested restricted stock at March 31, 2015 and 2014 are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote.

9. QUARTERLY DIVIDEND

On February 3, 2014, the Legacy Dawson Board approved the commencement of the payment of an $0.08 per share quarterly cash dividend to shareholders, subject to capital availability and a determination that cash dividends continue to be in the best interest of Legacy Dawson. Quarterly dividends were paid on February 24, 2014, May 30, 2014, August 29, 2014 and December 8, 2014 to Legacy Dawson’s shareholders of record at the close of business on February 14, 2014, May 16, 2014, August 15, 2014 and November 24, 2014, respectively, representing an aggregate dividend of approximately $645,000 based on the number of issued and outstanding shares of Common Stock as of the declaration date, or approximately $2,580,000 on an annualized basis.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On February 11, 2015, Legacy TGC completed the business combination with Legacy Dawson pursuant to which a wholly-owned subsidiary of Legacy TGC merged with and into Legacy Dawson, with Legacy Dawson continuing after the merger as the surviving entity and a wholly-owned subsidiary of Legacy TGC (the “Merger”). The common stock of the combined company is listed on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “DWSN.” Under the merger agreement, at the effective time of the Merger, each issued and outstanding share of Legacy Dawson’s common stock, par value $0.33 1/3 per share, including shares underlying Legacy Dawson’s outstanding equity awards, were converted into the right to receive 1.760 shares of common stock of Legacy TGC, par value $0.01 per share (the “Legacy TGC Common Stock”), after giving effect to a 1-for-3 reverse stock split of Legacy TGC Common Stock which occurred immediately prior to the Merger. Also in conjunction with the Merger, Legacy Dawson was delisted on NASDAQ.

The Merger has been accounted for as a reverse acquisition under which Legacy Dawson was considered the accounting acquirer of Legacy TGC. As such, the financial statements of Legacy Dawson will be treated as the historical financial statements of the combined company. Except as otherwise specifically provided, this discussion and analysis relates to the business and operations of Legacy Dawson and its consolidated subsidiaries for the periods prior to the closing of the Merger and on a consolidated basis with Legacy TGC and its subsidiaries after the closing of the Merger.

You should read this discussion in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q.  Except as otherwise specifically noted herein, all references in this Form 10-Q to the “Company,” “we,” “us” or “our” refer to (i) Legacy Dawson and its consolidated subsidiaries, for periods through February 11, 2015 and (ii) the combined company following the Merger, for periods on or after February 12, 2015.

Forward Looking Statements

Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to dependence upon energy industry spending, the volatility of oil and natural gas prices, high fixed costs of operations, operational disruptions, changes in economic conditions, industry competition, the potential for contract delay or cancellations of service contracts, the availability of capital resources, weather interruptions, limited number of customers, and credit risk related to our customers. A discussion of these factors, including risks and uncertainties, is set forth under “Risk Factors” in Exhibit 99.5 to our Form 8-K/A that was filed with the Securities and Exchange Commission on April 30, 2015 and in our other reports filed from time to time with the Securities and Exchange Commission. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.

Overview

We are a leading provider of North America onshore seismic data acquisition services with operations throughout the continental United States and Canada.  Substantially all of our revenues are derived from the seismic data acquisition services we provide to our clients, mainly oil and natural gas companies of all sizes. Our clients consist of major oil and gas companies, independent oil and gas companies and providers of multi-client data libraries.  Demand for our services depends upon the level of spending by these companies for exploration, production, development and field management activities, which depends, in part, on oil and natural gas prices. Significant fluctuations in domestic oil and natural gas exploration activities and commodity prices, as we have recently experienced, have and will affect demand for our services and our results of operations and such fluctuations continue to be the single most important factor affecting our business and results of operations.

During the quarter ended March 31, 2015, we operated a peak of fourteen data acquisition crews in the United States and four crews in Canada on a combined basis after the completion of our strategic business combination with Legacy TGC which closed on February 11, 2015.  We are currently operating eight to ten data acquisition crews in the United States and based on currently available information we anticipate operating eight to ten seismic data acquisition crews in the United States into the third quarter ending September 30, 2015 with limited activity in Canada during the summer season. The majority of our crews are currently working in oil producing basins. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity and utilization level of our data acquisition crews. Factors impacting productivity and utilization levels include client demand, commodity prices, crew downtime related to inclement weather, delays in acquiring land access permits, agricultural or hunting activity, holiday schedules, short winter days, crew repositioning or equipment failure, whether we enter into turnkey or term contracts with our clients, the number and size of crews and the number of recording channels per crew. To the extent we experienced these factors our operating results may be affected from quarter to quarter. Consequently, our efforts to negotiate favorable contract terms in our supplemental service agreements, to mitigate permit access delays and to improve overall crew productivity may contribute to growth in our revenues.

Demand for our services is at reduced levels from recent years and is anticipated to remain at such levels through 2015 in response to decreasing and uncertain commodity prices and reduced client expenditures. We have experienced several client-directed delays over the last several months.  We have also been impacted by severe weather conditions in many areas of operation, a weaker than anticipated Canadian season and reduced utilization rates of deployed data acquisition crews in the lower 48 United States. Severe wet weather conditions, reduced demand and client delays have continued during April and through mid-May 2015 which has severely impacted crew utilization.

Most of our client contracts are turnkey contracts. The percentage of revenues derived from turnkey contracts represented approximately three-quarters of our revenues in the first quarter of 2015 and approximately three-quarters of Legacy Dawson’s revenues throughout fiscal 2014. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the percentage of turnkey contracts to remain high as we continue to expand our operations in the mid-continent, western and southwestern regions of the United States in which turnkey contracts are more common.

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

Reimbursable third-party charges related to our use of helicopter support services, permit support services, specialized survey technologies and dynamite energy sources in areas with limited access are another important factor affecting our results. Revenues associated with third-party charges continued to decline as a percentage of revenue during 2014 and the first quarter of 2015. We expect that as we continue to expand our operations in the more open terrain of the mid-continent, western and southwestern regions of the United States, the level of these third-party charges will continue to be generally within or below Legacy Dawson’s historical range of 25% to 35% of revenue.

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

Items Affecting Comparability of Our Financial Results

As discussed above, the Merger has been accounted for as a reverse acquisition under which Legacy Dawson was considered the accounting acquirer of Legacy TGC. As such, the historical financial statements of Legacy Dawson will be treated as the historical financial statements of the combined company. The combined companies adopted a calendar fiscal year ending December 31.

Accordingly, the financial results for the quarter ended March 31, 2015 that are presented in this Form 10-Q reflect the operations of Legacy Dawson for the period January 1 through March 31, 2015 and the operations of Legacy TGC for the period February 12 through March 31, 2015. Such results are compared to the quarterly results for Legacy Dawson for the period January 1 through March 31, 2014, which at the time was the second fiscal quarter of Legacy Dawson’s fiscal year ended September 30, 2014. Due to the foregoing, our financial results for the quarter ended March 31, 2014 are not comparable to our financial results for the quarter ended March 31, 2015 as a result of the combination of the assets and results of operations of two previously separate companies.

Results of Operations

Operating Revenues. Our operating revenues for the first three months of fiscal 2015 decreased 16% to $73,722,000 from $76,766,000 in the first three months of fiscal 2014. The revenue decrease was primarily the result of significant reduction in utilization rates in the current quarter as demand for our services has decreased as a result of decreasing and uncertain commodity prices and reduced client expenditures.  Severe weather conditions in several areas of operation early in the quarter also led to short term project delays. Our revenues also were negatively impacted by a weaker than anticipated Canadian season. Reimbursed third-party charges as a percentage of revenues remained within our historical range for such charges, although reimbursed third-party charges in the first quarter of fiscal 2015 were at the low end of the historical range as compared to being at the high end of the historical range in the first quarter of fiscal 2014.

Operating Costs.  Operating expenses for the first three months of 2015 were $64,791,000 compared to $60,091,000 for the same period of 2014. The primary contributing factor to the increase in operating expenses was the addition of Legacy TGC crews in the United States and Canada.  Operating expenses excluding third party charges decreased slightly during the first quarter 2015 as compared to the corresponding period of fiscal 2014 but not in proportion to the reduction in revenue. Although the dollar amount of operating costs decreased between the two periods, operating expenses as a percentage of revenue and the reimbursed third-party charges component of such operating costs as a percentage of revenue both increased between periods due to reduced revenue. These increases in reimbursed third-party charges and expenses as a percentage of revenue had the effect of reducing margins in the first three months of 2015 as compared to the quarter ended March  31, 2014.

Selling, general and administrative expenses.  Selling, general and administrative expenses were 10.2% of revenues for the quarter ended March 31, 2015 compared to 4.8% of revenues in the same period of 2014. The dollar amount of selling, general and administrative expenses increased to $7,522,000 during the first quarter of 2015 from $3,676,000 during the first quarter of 2014. The primary factor for the increase in general and administrative expenses was transaction costs of approximately $2,600,000 associated with the Merger and severance expenses of approximately $530,000 related to an approximate 20 percent reduction in work force since the closing of the Merger.

Depreciation expense.  Depreciation expense for the three months ended March 31, 2015 was $11,223,000 compared to $10,177,000 for the three months ended March 31, 2014. The increase in depreciation expense is the result additional depreciation expense related to the additional assets acquired in the Merger, partially offset by fewer capital expenditures during the past year. Our depreciation expense is expected to remain flat during 2015 primarily due to limited capital expenditures to maintain our existing asset base.

Our total operating costs for the first three months of 2015 were $83,536,000, an increase of 13% from the first three months of 2014. The increase in the first three months of 2015 was primarily due to the factors described above.

Income Taxes. Income tax benefit was $3,313,000 compared to income tax expense of $687,000 for the three months ended March 31, 2015 and 2014, respectively. The effective tax benefit rate for the three months ended March 31, 2015 was 33.4%, while the effective income tax expense rate for the three month period ended March 31, 2014 was approximately 29.4% primarily due to the effect of permanent tax differences during the three months ended March 31, 2014.  Our effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, non-deductible expenses, discrete items and expenses related to share-based compensation that were not expected to result in a tax deduction.

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

The reconciliation of our EBITDA to our net loss and net cash used in operating activities, which are the most directly comparable GAAP financial measures, are provided in the tables below:

Reconciliation of EBITDA to Net (Loss) Income

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net (loss) income	$(6,592)	$1,652
Depreciation	11,223	10,177
Interest expense, net	123	140
Income tax (benefit) expense	(3,313)	687
EBITDA	$1,441	$12,656

Reconciliation of EBITDA to Net Cash (Used in) Provided by Operating Activities

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash (used in) provided by operating activities	$(3,262)	$23,350
Changes in working capital and other items	5,335	(10,226)
Noncash adjustments to net (loss) income	(632)	(468)
EBITDA	$1,441	$12,656

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

Cash Flows. Net cash used in and provided by operating activities was $3,262,000 and $23,350,000 for the three months ended March 31, 2015 and 2014, respectively. These amounts primarily reflect our decline in revenues during the three months ended March 31, 2015. The decrease in revenues during the three months ended March 31, 2015 was not matched by a decrease in overall operating expenses and, as a result, our margins and net results from operating activities were negatively affected. In addition, cash provided by operating activities for the three months ended March 31, 2014 of $23,350,000 included $10,551,000 of cash inflows associated with changes in working capital.  Cash used by operating activities for the three months ended March 31, 2015 of $3,262,000 included $4,967,000 of cash outflows associated with changes in working capital.  As such, cash flows from operations was impacted significantly by changes in working capital, primarily due to timing differences on cash received from customers and paid to vendors. Net cash provided by and used in investing activities was $13,046,000 and $4,707,000 for the three months ended March 31, 2015 and 2014, respectively. The net cash provided by investing activities in the three months ended March 31, 2015 primarily represents cash of $12,382,000 acquired from our recent Merger, partially offset by cash capital expenditures of $1,189,000. During the quarter ended March 31, 2014, cash of $6,370,000 was used to purchase property and equipment. Short-term investments of $5,500,000 and $6,750,000 in certificates of deposit were made during the first quarter of 2015 and 2014, respectively, from cash reserves and maturities of certificates of deposit of $6,750,000 and $8,250,000, respectively.

Net cash used in financing activities in the three months ended March 31, 2015 of $3,685,000 included principal payments of $2,847,000 on our seven outstanding notes payable to commercial banks for equipment financing and payments of $378,000 under our capital leases. In the first three months of 2014, net cash used in financing activities of $4,007,000 included principal payments of $3,135,000 on Legacy Dawson term notes, payments of $227,000 under our capital leases, and cash dividends paid of $645,000.

Current maturities of notes payable and obligations under capital leases increased $6,253,000 and long term maturities of notes payable and obligations under capital leases increased $4,668,000 due primarily to notes and capital leases assumed in the Merger with Legacy TGC, which were partially offset by note and capital lease payments made during the quarter.

Capital Expenditures. Our Board of Directors has approved a 2015 capital budget of $10,000,000. To date, $1,334,000 of the capital budget has been spent for maintenance capital purposes. We anticipate that our maintenance capital expenditures for 2015 will be less than the capital budget approved by our Board of Directors.

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

Indebtedness

Each of Legacy Dawson and Legacy TGC had a credit agreement in effect prior to the Merger (the “Legacy Dawson Credit Agreement” and the “Legacy TGC Credit Agreement,” respectively), which continue in effect as our obligations following the Merger. Both the Legacy Dawson Credit Agreement and Legacy TGC Credit Agreement provide for a revolving line of credit and term loans to be made pursuant to notes, as further described below.

Legacy Dawson Indebtedness

We have three outstanding  notes payable under the term loan feature of the Legacy Dawson Credit Agreement, representing a remaining aggregate principal amount of $6,777,000 and $8,577,000 as of March 31, 2015 and December 31, 2014, respectively.  In addition, the Legacy Dawson Credit Agreement permits us to borrow, repay and reborrow, from time to time until June 2, 2015, up to $20.0 million or 80% of our eligible accounts receivable (the “Legacy Dawson Line of Credit”).  We did not utilize the Legacy Dawson Line of Credit during the current year or the twelve months ended December 31, 2014, and we have the full Legacy Dawson Line of Credit available for borrowing.  We are currently in the process of discussing the renewal of this credit facility. We anticipate it will be renewed in the second quarter.

Our obligations under the Legacy Dawson Credit Agreement are secured by a security interest in Legacy Dawson’s accounts receivable, equipment and related collateral. Interest on amounts outstanding under the Legacy Dawson Credit Agreement accrues at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we direct monthly, subject to an interest rate floor of 4%. Interest on the outstanding amount under the Legacy Dawson Credit Agreement is payable monthly. The Legacy Dawson Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants, including maintaining an average debt service coverage ratio of at least of 1.5 to 1.0, a ratio of debt to tangible net worth not in excess of 1.5 to 1.0 and a ratio of current assets to current liabilities of at least 1.5 to 1.0, in each case measured quarterly.  We were in compliance with all covenants under the Legacy Dawson Credit Agreement, including specified ratios, as of March 31, 2015 and December 31, 2014.

In addition, we lease vehicles and certain specialized seismic equipment under leases classified as capital leases.  Our balance sheet as of March 31, 2015 and December 31, 2014 includes capital lease obligations of $1,474,000 and $1,650,000, respectively, relating to Legacy Dawson’s capital leases prior to and following the Merger.

Legacy TGC Indebtedness

We have three outstanding notes payable under the term loan feature of the Legacy TGC Credit Agreement, representing a remaining aggregate principal amount of $9,265,000 as of March 31, 2015.  In addition, the Legacy TGC Credit Agreement permits us to borrow, repay and reborrow, from time to time until September 16, 2015, up to the lesser of $5.0 million or 80% of our eligible accounts receivable (the “Legacy TGC Line of Credit”).  We did not utilize the Legacy TGC Line of Credit during the current year, and we have the full Legacy TGC Line of Credit available for borrowing.

Our obligations under the Legacy TGC Line of Credit are secured by a security interest in Legacy TGC’s accounts receivable, and the term notes are secured by certain of Legacy TGC’s core equipment.  Interest on amounts outstanding under the Legacy TGC Credit Agreement accrues at the greater of the prime rate as quoted in the Wall Street Journal or 5%. The Legacy TGC Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes.  We are also obligated to meet certain financial covenants, including maintaining a minimum debt service coverage ratio in excess of 2.0 to 1.0, a ratio of debt to worth not in excess of 1.25 to 1.0 and a minimum tangible net worth of at least

$55.0 million. Except as described in the following sentence, we were in compliance with all covenants under the Legacy TGC Credit Agreement, including specified ratios, as of March 31, 2015.  We were not in compliance at March 31, 2015, and Legacy TGC was not in compliance at December 31, 2014, with the financial covenant related to the debt service coverage ratio.  We obtained a letter of waiver from the lender that waived all defaults for compliance with the debt service coverage ratio through March 31, 2016.

In addition, we have one outstanding note, in the remaining principal amount of $673,000, which was held by Legacy TGC prior to the Merger, payable to a commercial bank for an equipment purchase.  Interest on amounts outstanding under such note accrues at an annual rate equal to 4.60% and is payable monthly.  This note is secured by certain of Legacy TGC’s core equipment and matures on June 5, 2015.

We also have one outstanding note, in the remaining principal amount of $80,000 at March 31, 2015, which was held by Legacy TGC prior to the Merger, payable to a finance company for insurance as of March 31, 2015.  Interest on amounts outstanding under such note accrues at an annual rate equal to 4.09% and is payable monthly. This note is secured by certain of Legacy TGC’s core equipment.

In addition, our balance sheet as of March 31, 2015 includes capital lease obligations of $902,000 relating to Legacy TGC’s capital lease obligations.

The following tables set forth the aggregate principal amount outstanding under the Company’s outstanding notes payable and the interest rates and monthly payments as of March 31, 2015 and December 31, 2014 with respect to the same.  Information as of December 31, 2014 does not include indebtedness of Legacy TGC as of such date, due to the accounting treatment of the Merger as a reverse acquisition as described above.

	March 31, 2015	December 31, 2014
Notes payable to commercial banks
Aggregate principal amount outstanding	$16,715,000	$8,577,000
Interest rates	3.5%-4.6%	3.5%-4.6%
Monthly payments (excluding interest)	$128,363-290,938	$128,363-290,938

	March 31, 2015	December 31, 2014
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$80,000	—
Interest rates	4.09%	—
Monthly payments (excluding interest)	$14,674	—

The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of March 31, 2015:

April 2015 – March 2016	$1,363,000
April 2016 – March 2017	743,000
April 2017 – March 2018	270,000
$2,376,000

Interest rates on these leases ranged from 3.76% to 8.17%.

Contractual Obligations.  We believe that our capital resources, including our short-term investments, funds available under our revolving credit agreements, and cash flow from operations, will be adequate to meet our current operational needs.  We believe that we will be able to finance our 2015 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our revolving credit agreements.  However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic climate adversely affects the ability of our customers, and/or potential customers, to pay promptly amounts owing to the Company under their service contracts with us.

The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of March 31, 2015.

	Payments Due by Period (in 000’s)
Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (office space)	$3,739	$1,191	$1,971	$481	$96
Capital lease obligations	2,376	1,363	1,013	—	—
Debt obligations	16,795	9,887	6,908	—	—

Total	$22,910	$12,441	$9,892	$481	$96

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements.

Critical Accounting Policies

Information regarding our critical accounting policies and estimates is included in Note 1 “Summary of Significant Accounting Policies” in Exhibit 99.1 to our Form 8-K/A that was filed with the Securities and Exchange Commission on April 30, 2015.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. The standard permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. We will have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. On April 29, 2015, the FASB issued an exposure draft with a 30-day comment period that proposes a one-year deferral of the effective date of the new revenue standard. If the deferral passes a final vote, the guidance would be effective for our fiscal year beginning January 2018. We are monitoring the FASB’s decision on the proposed deferral and are currently evaluating the new guidance to select a transition method and determine the impact it will have on our consolidated financial statements and the method of adoption.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40). This ASU provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. This ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We are currently evaluating the new guidance and expect that it will have no impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. These risks arise primarily as a result of potential changes to operating concentration of credit risk and changes in interest rates. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We also conduct business in Canada which subjects our results of operations and cash flow to foreign currency exchange rate risk.

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. We believe that our allowance for doubtful accounts of $763,000 at March 31, 2015 is adequate to cover exposures related to our trade account balances.

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

We have cash in the bank which, at times, may exceed federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At March 31, 2015, cash and cash equivalents totaled $20,642,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer, our Executive Vice President, Treasurer and Chief Financial Officer and our Executive Vice President, Secretary and Chief Accounting Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, our Executive Vice President, Treasurer and Chief Financial Officer and our Executive Vice President, Secretary and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. We completed the Merger on February 11, 2015. We have extended our oversight and monitoring processes that support our internal control over financial reporting to include Legacy TGC’s operations. Except for this extension, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 22, 2014, Legacy Dawson received a letter dated December 18, 2014 from legal counsel for a purported shareholder demanding that the Legacy Dawson board of directors prior to the Merger (the “Legacy Dawson Board”) take appropriate legal action against the members of the Legacy Dawson Board. In addition, in connection with a lawsuit that was filed and subsequently dismissed within the quarter, on January 8, 2015, Legacy Dawson received a letter dated January 7, 2015 from legal counsel for Andrew Speese demanding that the Legacy Dawson Board take legal action to remedy alleged breaches of fiduciary duties in connection with the Merger and to recover damages caused by such alleged breaches. For additional information regarding these matters, please refer to Note 7 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements, which is incorporated by reference herein.

In addition, from time to time, we are a party to various legal proceedings arising in the ordinary course of business. Although we cannot predict the outcomes of any such legal proceedings, our management believes that the resolution of pending legal actions will not have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Exhibit 99.5 to our Form 8-K/A that was filed with the Securities and Exchange Commission on April 30, 2015, which information is hereby incorporated by reference, which could materially affect our financial condition or results of operations.

ITEM 6. EXHIBITS

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: May 18, 2015	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors, President and Chief Executive Officer

DATE: May 18, 2015	By:	/s/ James K. Brata
James K. Brata
Executive Vice President, Treasurer and Chief Financial Officer

DATE: May 18, 2015	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Secretary and Chief Accounting Officer

INDEX TO EXHIBITS

Number	Exhibit

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

10.9	Form of Amendment to Stock Option Agreement, filed on October 9, 2014 as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.10	Form of Indemnification Agreement, filed on October 9, 2014 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.3*	Certification of Chief Accounting Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*

Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*

Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.3*

Certification of Chief Accounting Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (ii) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) Notes to Consolidated Financial Statements.

*                          Filed herewith.