Form 10-Q
period 2015-06-30
DAWSON GEOPHYSICAL CO
filed 2015-08-07
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 3, 2015

Common Stock, $0.01 par value	21,571,513 shares

DAWSON GEOPHYSICAL COMPANY

EXPLANATORY NOTE

This report is the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (this “Form 10-Q”) of Dawson Geophysical Company, which was formerly known as TGC Industries, Inc. (“Legacy TGC”) prior to the consummation on February 11, 2015 of the strategic business combination described below.

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

The Merger has been accounted for as a reverse acquisition under which Legacy Dawson was considered the accounting acquirer of Legacy TGC. As such, the historical financial statements of Legacy Dawson will be treated as the historical financial statements of the combined company.  Accordingly, the financial results for the three months ended June 30, 2015 presented in this Form 10-Q, which reflect a full quarter of combined entity operating results, are compared to the results for Legacy Dawson for the three months ended June 30, 2014.  The financial results for the six months ended June 30, 2015 presented in this Form 10-Q reflect the operations of Legacy Dawson for the period January 1 through February 11, 2015 and the operations of the combined company for the period February 12 through June 30, 2015.  Such results are compared to the results for Legacy Dawson for the period January 1 through June 30, 2014. Due to the foregoing, the historical financial results for the three and six months ended June 30, 2014 presented in this Form 10-Q are not directly comparable to the combined company’s financial results for the three and six months ended June 30, 2015.

See Notes 2 and 3 of the Notes to Consolidated Financial Statements for additional information.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$37,275,000	$14,644,000
Short-term investments	19,500,000	28,750,000
Accounts receivable, net of allowance for doubtful accounts of $775,000 at June 30, 2015 and $250,000 at December 31, 2014	31,297,000	37,133,000
Prepaid expenses and other assets	6,413,000	5,703,000
Current deferred tax asset	1,445,000	2,818,000

Total current assets	95,930,000	89,048,000

Property, plant and equipment	367,825,000	339,245,000
Less accumulated depreciation	(200,945,000)	(181,453,000)

Net property, plant and equipment	166,880,000	157,792,000

Intangibles, net	2,747,000	—

Total assets	$265,557,000	$246,840,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,216,000	$5,849,000
Accrued liabilities:
Payroll costs and other taxes	3,322,000	3,015,000
Other	4,988,000	3,158,000
Deferred revenue	5,265,000	1,752,000
Current maturities of notes payable and obligations under capital leases	8,892,000	6,018,000

Total current liabilities	29,683,000	19,792,000

Long-term liabilities:
Notes payable and obligations under capital leases less current maturities	6,039,000	4,209,000
Deferred tax liability	11,339,000	28,621,000

Total long-term liabilities	17,378,000	32,830,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized, 21,571,513 and 14,216,540 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	216,000	142,000
Additional paid-in capital	141,831,000	99,084,000
Retained earnings	76,867,000	95,336,000
Treasury stock, at cost; 48,445 shares at June 30, 2015 and none at December 31, 2014	—	—
Accumulated other comprehensive loss, net of tax	(418,000)	(344,000)

Total stockholders’ equity	218,496,000	194,218,000

Total liabilities and stockholders’ equity	$265,557,000	$246,840,000

See accompanying notes to the consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Operating revenues	$43,335,000	$54,166,000	$117,057,000	$130,932,000
Operating costs:
Operating expenses	43,399,000	49,608,000	108,190,000	109,699,000
General and administrative	5,621,000	3,533,000	13,143,000	7,209,000
Depreciation and amortization	12,380,000	10,253,000	23,603,000	20,430,000
	61,400,000	63,394,000	144,936,000	137,338,000

Loss from operations	(18,065,000)	(9,228,000)	(27,879,000)	(6,406,000)
Other income (expense):
Interest income	25,000	16,000	49,000	37,000
Interest expense	(190,000)	(133,000)	(337,000)	(294,000)
Other (expense) income	(19,000)	441,000	13,000	98,000
Loss before income tax	(18,249,000)	(8,904,000)	(28,154,000)	(6,565,000)

Income tax benefit	6,372,000	1,411,000	9,685,000	724,000

Net loss	$(11,877,000)	$(7,493,000)	$(18,469,000)	$(5,841,000)

Other comprehensive income (loss):
Net unrealized income (loss) on foreign exchange rate translation, net of tax	$344,000	$42,000	$(74,000)	$(65,000)

Comprehensive loss	$(11,533,000)	$(7,451,000)	$(18,543,000)	$(5,906,000)

Basic loss per share attributable to common stock	$(0.55)	$(0.54)	$(0.93)	$(0.42)

Diluted loss per share attributable to common stock	$(0.55)	$(0.54)	$(0.93)	$(0.42)

Cash dividend declared per share of common stock	$—	$0.08	$—	$0.16

Weighted average equivalent common shares outstanding	21,525,952	14,010,497	19,783,724	14,009,930

Weighted average equivalent common shares outstanding-assuming dilution	21,525,952	14,010,497	19,783,724	14,009,930

See accompanying notes to the consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,469,000)	$(5,841,000)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,603,000	20,430,000
Noncash compensation	734,000	586,000
Deferred income tax benefit	(9,597,000)	(1,735,000)
Other	752,000	282,000

Change in current assets and liabilities:
Decrease in accounts receivable	20,286,000	18,811,000
Decrease in prepaid expenses and other assets	1,044,000	1,117,000
Decrease in accounts payable	(4,381,000)	(474,000)
Decrease in accrued liabilities	(1,003,000)	(802,000)
(Decrease) increase in deferred revenue	(261,000)	228,000

Net cash provided by operating activities	12,708,000	32,602,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from merger	12,382,000	—
Capital expenditures, net of noncash capital expenditures summarized below	(4,083,000)	(10,109,000)
Proceeds from maturity of short-term investments	15,500,000	15,000,000
Acquisition of short-term investments	(6,250,000)	(15,750,000)
Proceeds from disposal of assets	696,000	226,000

Net cash provided by (used in) investing activities	18,245,000	(10,633,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note	5,144,000	—
Principal payments on notes payable	(11,829,000)	(6,782,000)
Principal payments on capital lease obligations	(797,000)	(476,000)
Excess tax benefit from share-based payment arrangement	(567,000)	—
Tax withholdings related to stock based compensation awards	(248,000)	—
Dividends paid	—	(1,290,000)

Net cash used in financing activities	(8,297,000)	(8,548,000)

Effect of exchange rate changes in cash and cash equivalents	(25,000)	(104,000)

Net increase in cash and cash equivalents	22,631,000	13,317,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,644,000	11,860,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,275,000	$25,177,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$337,000	$313,000
Cash paid for income taxes	$585,000	$735,000
Cash received for income taxes	$518,000	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in accrued purchases of property and equipment	$16,000	$(2,046,000)
Capital lease obligations incurred	$126,000	$485,000

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management of the Company, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the periods presented. The results of operations for the three months and the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year.

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

As discussed more fully in Note 3, on February 11, 2015, Legacy Dawson completed the merger with a wholly-owned subsidiary of Legacy TGC (“Merger Sub”), with Legacy Dawson continuing after the merger as the surviving entity and a wholly-owned subsidiary of Legacy TGC (the “Merger”). The Merger was accounted for as a purchase of Legacy TGC by Legacy Dawson in a “reverse acquisition” because the existing shareholders of Legacy TGC prior to the Merger did not have voting control of the combined entity after the Merger. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent entity, Legacy TGC, is not assumed to be the acquirer and the financial statements of the combined entity are those of the accounting acquirer, Legacy Dawson, including any comparative prior year financial statements presented by the combined entity.  Accordingly, the financial results for the three months ended June 30, 2015 presented in this Form 10-Q, which reflect a full quarter of combined entity operating results, are compared to the results for Legacy Dawson for the three months ended June 30, 2014.  The financial results for the six months ended June 30, 2015 presented in this Form 10-Q reflect the operations of Legacy Dawson for the period January 1 through February 11, 2015 and the operations of the combined entity for the period February 12 through June 30, 2015.  Such results are compared to the results for Legacy Dawson for the period January 1 through June 30, 2014.  Additionally, all historical equity accounts and awards of Legacy Dawson, including par value per share, share and per share numbers, have been adjusted to reflect the number of shares received in the Merger.  Further, in connection with the Merger, Legacy Dawson changed its fiscal year end from September 30 to December 31.  The Company’s 2015 fiscal year will cover the period from January 1, 2015 through December 31, 2015.

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

Principles of Consolidation. The consolidated financial statements for the three and six months ended June 30, 2014 include the accounts of Legacy Dawson and its wholly-owned subsidiaries, Dawson Seismic Services Holdings, Inc. and Eagle Canada Seismic Services ULC, which was formerly known as Dawson Seismic Services ULC (collectively, the “Legacy Dawson Subsidiaries”).  The consolidated financial statements for the three months ended June 30, 2015 include the accounts of the combined entity, including Legacy Dawson and the Legacy Dawson Subsidiaries, together with Tidelands Geophysical Co., Inc., Exploration Surveys, Inc. and Eagle Canada, Inc.  (collectively, the “Legacy TGC Subsidiaries”).  The consolidated financial statements for the six months ended June 30, 2015 include (i) the accounts of Legacy Dawson and the Legacy Dawson Subsidiaries for the fiscal period from January 1, 2015 through February 11, 2015 and (ii) the accounts of the combined entity, including Legacy Dawson, the Legacy Dawson Subsidiaries and the Legacy TGC Subsidiaries for the fiscal period from February 12, 2015 through June 30, 2015.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Intangibles.  Acquired customer relationships and backlog are capitalized and amortized over useful lives ranging from five months to five years using the straight-line method of amortization.

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

Stock-Based Compensation. The Company measures all employee stock-based compensation awards, which include restricted stock, restricted stock units, stock options and common stock awards, using the fair value method and recognizes compensation cost, net of estimated forfeitures, in its consolidated financial statements. The Company records compensation expense as operating or general and administrative expense, as appropriate, in the consolidated statements of operations and comprehensive loss on a straight-line basis over the vesting period of the related restricted stock awards or stock options.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but only for fiscal years beginning after December 15, 2016.  Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements and the method of adoption.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the Merger date (in thousands):

Estimated Fair
Value

Stock Consideration	$42,902
Interest Bearing Debt Assumed	12,048
Total Purchase Price Consideration	54,950
Debt-free Current Liabilities	12,647
Total Purchase Price Consideration and Liabilities Assumed	$67,597

Value of Current Assets
Current Assets excluding Cash and Equivalents	$16,156
Cash and Equivalents	12,382
Total Current Assets	$28,538

Identified Tangible Assets
Fair Value of Property, Plant and Equipment	$28,812
Total Identified Tangible Assets	$28,812

Identified Intangible Assets
Trademarks/Trade Names	$1,063
Customer Relationships	1,799
Backlog	491
Total Identifiable Intangible Assets	$3,353

Deferred Tax Asset	$6,894

Total Indicated Value of Assets	$67,597

The value of the stock consideration was determined based on the $5.85 closing price of Legacy TGC on the February 11, 2015 closing date and the 7,333,708 shares outstanding. As a result of the consideration transferred being less than the book value of net assets acquired, the Company was required to analyze the purchase price allocation and the potential reasonableness of reflecting a bargain purchase.  Upon completing this analysis, the Company determined that the Merger is not an acquisition of a distressed business or a bargain purchase and accordingly reflected a substantial reduction in the property, plant and equipment to its fair value which was reflected by the value of the consideration transferred.  Furthermore, in allocating the remainder of the purchase price to the indicated fair value of the property, plant and equipment, there was not any excess purchase price to be allocated to goodwill. Measurements used to determine fair value were deemed to be level 3 fair value measurements.

Trade receivables and payables, as well as other current and non-current assets and liabilities were valued at the existing carrying values as they represented the fair value of those items at the time of the Merger, based on management’s judgments and estimates.

Property, plant and equipment were valued using a combination of the income approach, the market approach and cost approach which is based on current replacement and/or reproduction cost of the asset as new, less depreciation attributable to physical, functional, and economic factors. Useful lives of the property, plant and equipment were estimated to be between 2 and 15 years.

Trademarks were valued using the relief from royalty method.  Relief from royalty method under the income approach estimates the cost savings that accrue to the Company which would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. Trademarks are considered to have an indefinite life and as a result are not amortizable.

Customer relationships and backlog were valued using the excess earnings method, where estimated margins, customer attrition, and contributory asset charge assumptions are used. The useful lives of customer relationships were estimated to be 5 years, and the estimated useful weighted average life of backlog was expected to be 5 months.  At June 30, 2015, the gross carrying value of our customer relationships was approximately $1,799,000 and the accumulated amortization was approximately $135,000, and the gross carrying value of our backlog was approximately $491,000 and the accumulated amortization was approximately $442,000.

Existing long term debt assumed in the Merger was fair valued based on a current market rate.

Deferred income tax assets and liabilities as of the acquisition date represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases.  At the acquisition date, the Company accrued $750,000 for contingencies related to certain tax matters.

The Company incurred approximately $3,300,000 in Merger-related costs on a pretax basis during the six months ended June 30, 2015. The Company also incurred $1,034,000 related to severance and compensation arrangements pursuant to existing agreements with certain former employees in connection with the Merger. These amounts are reflected in the accompanying statements of operations and comprehensive loss.

The Company has integrated the operations of Legacy TGC since the end of the first quarter, including the integration of revenue and payables reporting. Therefore, it is impracticable to disclose the amount of revenues and earnings or losses attributable to Legacy TGC during the three and six months ended June 30, 2015.

Pro Forma Information

The following unaudited pro forma condensed financial information for the three and six months ended June 30, 2015 and 2014 gives effect to the Merger as if it had occurred on January l, 2014. The unaudited pro forma condensed financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the transactions taken place on the dates indicated and is not intended to be a projection of future results. The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as (1) to record certain incremental expenses resulting from purchase accounting adjustments, such as reduced depreciation and amortization expense in connection with the fair value adjustments to property, plant and equipment, and intangible assets; and (2) to record the related tax effects. Shares used in the calculations of earnings per share in the table below were 21,525,952 and 21,329,220 for the three months ended June 30, 2015 and 2014, respectively, and 21,509,886 and 21,329,371 for the six months ended June 30, 2015 and 2014, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Pro forma total revenues	$43,335,000	$72,403,000	$130,667,000	$197,970,000
Pro forma net loss	$(11,877,000)	$(8,654,000)	$(22,446,000)	$(977,000)

Pro forma net loss per share:
Basic	$(0.55)	$(0.41)	$(1.04)	$(0.05)
Diluted	$(0.55)	$(0.41)	$(1.04)	$(0.05)

4. SHORT-TERM INVESTMENTS

The Company had short-term investments at June 30, 2015 and December 31, 2014 consisting of certificates of deposit with original maturities greater than three months, but less than a year. Certificates of deposit are limited to one per banking institution and no single investment exceeded the FDIC insurance limit at June 30, 2015 or December 31, 2014.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

At June 30, 2015 and December 31, 2014, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, trade and other receivables, other current assets, accounts payable, other current liabilities, term notes and capital leases (defined below). Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the term notes approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s term notes, capital leases and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

6. DEBT

Legacy Dawson and Legacy TGC each had a credit agreement in effect prior to the Merger (the “Legacy Dawson Credit Agreement” and the “Legacy TGC Credit Agreement,” respectively), which continued in effect as obligations of the Company following the Merger. On June 30, 2015, the Company entered into an amendment to the Legacy TGC Credit Agreement (as amended, the “Existing Credit Agreement”) for the purpose of renewing, extending and increasing the Company’s line of credit under such agreement.  In connection with the amendment to the Legacy TGC Credit Agreement, the Company repaid in full and terminated the Legacy Dawson Credit Agreement and its master advance term note agreement in connection therewith (collectively, the “Legacy Dawson Credit Facilities”).

Legacy Dawson Credit Agreement

The Legacy Dawson Credit Facilities provided for a revolving line of credit and term loans to be made pursuant to notes.  The Company did not utilize the line of credit available under the Legacy Dawson Credit Facilities prior to the termination of the Legacy Dawson Credit Facilities.  Prior to termination of the Legacy Dawson Credit Facilities, the Company had three outstanding notes payable under the term loan feature of the Legacy Dawson Credit Agreement, which represented a remaining aggregate principal amount of $8,577,000 as of December 31, 2014.  All amounts owed under the Legacy Dawson Credit Facilities were repaid using proceeds of the New Term Loan (as defined below) and totaled approximately $5,144,000.

The Company’s obligations under the Legacy Dawson Credit Agreement were secured by a security interest in Legacy Dawson’s accounts receivable, equipment and related collateral. Interest on amounts outstanding under the Legacy Dawson Credit Agreement accrued at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as the Company directed monthly, subject to an interest rate floor of 4%. The Legacy Dawson Credit Agreement contained customary covenants for credit facilities of this type.

Existing Credit Agreement

The Company has one outstanding note payable at June 30, 2015 under the term loan feature of the Existing Credit Agreement with a principal amount of $5,144,000.  In addition, the Company has three outstanding notes payable under the term loan feature of the Existing Credit Agreement, representing a remaining aggregate principal amount of $7,775,000 as of June 30, 2015.  In addition, the Existing Credit Agreement permits the Company to borrow, repay and re-borrow, from time to time until June 30, 2017, up to the lesser of $20.0 million or 80% of the Company’s eligible accounts receivable less the then-outstanding principal balance of the New Term Loan (the “Existing Line of Credit”). The term “New Term Loan” means the term loan entered into as of June 30, 2015 pursuant to a promissory note in the principal amount of $5,144,000.  The Company did not utilize the Existing Line of Credit during the current year and has the full Existing Line of Credit available for borrowing.

The Company’s obligations under the Existing Line of Credit are secured by a security interest in the Company’s accounts receivable, and the term notes are secured by certain of the Company’s core equipment.  Interest on amounts outstanding under the Existing Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Existing Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes.  The Company is also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $150,000,000. The Company was in compliance with all covenants under the Existing Credit Agreement, including specified ratios, as of June 30, 2015.

Other Indebtedness

The Company has one outstanding note, in the remaining principal amount of $47,000 at June 30, 2015, which was held by Legacy TGC prior to the Merger, payable to a finance company for insurance.  Interest on amounts outstanding under such note accrues at an annual rate equal to 4.09% and is payable monthly. This note is secured by certain of Legacy TGC’s core equipment.

In addition, the Company leases vehicles and certain specialized seismic equipment under leases classified as capital leases.  The Company’s balance sheet as of June 30, 2015 and December 31, 2014 includes capital lease obligations of $1,245,000 and $1,650,000, respectively, relating to Legacy Dawson’s capital leases prior to and following the Merger and capital lease obligations of $720,000 relating to Legacy TGC’s capital lease obligations as of June 30, 2015.

The following tables set forth the aggregate principal amount outstanding under the Company’s outstanding notes payable and the interest rates and monthly payments as of June 30, 2015 and December 31, 2014 with respect to the same.  Information as of December 31, 2014 does not include indebtedness of Legacy TGC as of such date, due to the accounting treatment of the Merger as a reverse acquisition as described in Notes 2 and 3.

	June 30, 2015	December 31, 2014
Notes payable to commercial banks
Aggregate principal amount outstanding	$12,919,000	$8,577,000
Interest rates	3.5%-4.6%	3.16%-4.6%
Monthly payments (excluding interest)	$128,363-$285,757	$128,363-$290,938

	June 30, 2015	December 31, 2014
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$47,000	—
Interest rates	4.09%	—
Monthly payments (excluding interest)	$14,674	—

The aggregate maturities of the notes payable at June 30, 2015 are as follows:

July 2015 — June 2016	$7,754,000
July 2016 — June 2017	4,704,000
July 2017 — June 2018	508,000
$12,966,000

The Company leases vehicles and certain specialized seismic equipment under leases classified as capital leases. The aggregate maturities of obligations under capital leases at June 30, 2015 are as follows:

July 2015 — June 2016	$1,138,000
July 2016 — June 2017	668,000
July 2017 — June 2018	159,000
$1,965,000

Interest rates on these leases range from 3.76% to 8.17%.

7. COMMITMENTS AND CONTINGENCIES

On December 22, 2014, Legacy Dawson received a letter dated December 18, 2014 from legal counsel for a purported shareholder demanding that the members of Legacy Dawson’s Board of Directors at the time the action was initiated (the “Legacy Dawson Board”) take appropriate legal action against the members of the Legacy Dawson Board (the “December Demand Letter”). The December Demand Letter alleged conflicts of interest on the part of certain of Legacy Dawson officers and directors in connection with the Merger, disclosure deficiencies by Legacy Dawson with respect to the Merger and the negotiations leading to the merger agreement and breaches of fiduciary duties by such persons in connection with such matters. The December Demand Letter also demanded that Legacy Dawson make various corrective disclosures concerning the Merger.

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

The Legacy Dawson Board formed a Special Litigation Committee (“SLC”), which committee is authorized to retain independent legal counsel, to investigate and make a final determination with respect to the claims in the demand letters and, prior to its dismissal, the Speese Lawsuit described above. On July 23, 2015, the SLC completed its review, determined that the evidence did not support the claims and rejected the demands.  On August 4, 2015, the SLC reported the results of its investigation to the Company’s Board of Directors.

On May 25, 2015, flash flooding occurred in Texas, in which several of the Company’s data acquisition crews were operating. The flood waters destroyed some of the Company’s equipment. Although the Company cannot currently estimate the extent of the damage, the Company believes its insurance coverage is adequate to cover losses related to the flooding.

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

The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of June 30, 2015.

	Payments Due by Period (in 000’s)
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (office space)	$3,297	$1,412	$1,492	$393	$—

Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records deferred rent as the difference between the amount charged to expense and the rent paid. Rental expense under the Company’s operating leases with initial terms exceeding one year was $448,000 and $242,000 for the three months ended June 30, 2015 and 2014, respectively, and $805,000 and $483,000 for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, the Company had unused letters of credit totaling approximately $233,000. The Company’s letters of credit principally back obligations associated with Legacy Dawson’s self-insured retention on workers’ compensation claims outstanding prior to October 1, 2011. The Company is no longer self-insured for workers’ compensation claims after October 1, 2011.

8. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCK

Net loss per share attributable to common stock is calculated using the two-class method. The two-class method is an allocation method of calculating loss per share when a company’s capital structure includes participating securities that have rights to undistributed earnings. The Company’s employees and officers that hold unvested restricted stock are entitled to dividends when the Company pays dividends.

The Company’s basic net loss per share attributable to common stock is computed by reducing the Company’s net loss by the net income allocable to unvested restricted stockholders that have a right to participate in earnings. The Company’s employees and officers that hold unvested restricted stock do not participate in losses because they are not contractually obligated to do so. The undistributed earnings are allocated based on the relative percentage of the weighted average unvested restricted stock awards. The basic net loss per share attributable to common stock is computed by dividing the net loss attributable to common stock by the weighted average shares outstanding. The weighted average shares outstanding for the three months ended June 30, 2015 was calculated by weighting the share activity for the Company by the number of days the shares were outstanding in the quarter. The weighted average number of shares outstanding for the six months ended June 30, 2015 was calculated by totaling (i) the product of (x) the weighted shares of Legacy Dawson Common Stock outstanding at the beginning of the period multiplied by (y) the Exchange Ratio, plus (ii) the number of shares associated with awards of Legacy Dawson restricted stock and restricted stock units that vested in conjunction with the Merger, weighted as of February 11, 2015, plus (iii) the number of shares of Legacy TGC Common Stock outstanding immediately prior to the Merger, weighted to reflect that such shares were outstanding from February 11, 2015 until the end of the period.  The weighted average number of shares outstanding for the three and six months ended June 30, 2014 was calculated as if the change of Legacy Dawson’s fiscal year end from September 30 to December 31 had occurred at the beginning of the period in calendar 2014 and the components of the weighted average shares calculation were multiplied by the Exchange Ratio.  The Company’s dilutive net loss per share attributable to common stock is computed by adjusting basic net loss per share attributable to common stock by diluted income allocable to unvested restricted stock, if any, divided by weighted average diluted shares outstanding. A reconciliation of the basic and diluted loss per share attributable to common stock is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in 000’s)		(in 000’s)
Net loss	$(11,877)	$(7,493)	$(18,469)	$(5,841)
Income allocable to unvested restricted stock	—	(15)	—	(29)
Basic loss attributable to common stock	$(11,877)	$(7,508)	$(18,469)	$(5,870)
Reallocation of participating earnings	—	—	—	—
Diluted loss attributable to common stock	$(11,877)	$(7,508)	$(18,469)	$(5,870)
Weighted average common shares outstanding:
Basic	21,525,952	14,010,497	19,783,724	14,009,930
Dilutive common stock options and restricted stock units	—	—	—	—
Diluted	21,525,952	14,010,497	19,783,724	14,009,930
Basic loss attributable to a share of common stock	$(0.55)	$(0.54)	$(0.93)	$(0.42)
Diluted loss attributable to a share of common stock	$(0.55)	$(0.54)	$(0.93)	$(0.42)

The Company had a net loss in the three and six months ended June 30, 2015 and 2014. As a result, all stock options and restricted stock units were anti-dilutive and excluded from weighted average shares used in determining the diluted loss attributable to a share of common stock for the respective periods. The following weighted average numbers of stock options and restricted stock units have been excluded from the calculation of diluted loss per share attributable to common stock, as their effect would be anti-dilutive for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Stock options	160,424	162,184	160,424	162,184
Restricted stock units	122,032	39,144	124,682	39,670
Total	282,456	201,328	285,106	201,854

There was no unvested restricted stock included in common stock outstanding at June 30, 2015. There were 182,160 shares of unvested restricted stock at June 30, 2014 included in common stock outstanding as such shares had a non-forfeitable right to participate in any dividends that might be declared and have the right to vote.

9. QUARTERLY DIVIDEND

On February 3, 2014, the Legacy Dawson Board approved the commencement of the payment of an $0.08 per share quarterly cash dividend to shareholders, subject to capital availability and a determination that cash dividends continue to be in the best interest of Legacy Dawson. Quarterly dividends were paid on February 24, 2014, May 30, 2014, August 29, 2014 and December 8, 2014 to Legacy Dawson’s shareholders of record at the close of business on February 14, 2014, May 16, 2014, August 15, 2014 and

November 24, 2014, respectively, representing an aggregate dividend of approximately $645,000 based on the number of issued and outstanding shares of Legacy Dawson Common Stock as of the declaration date, or approximately $2,580,000 on an annualized basis.

Following the Merger, the combined Company’s Board of Directors, after consideration of general economic and market conditions affecting the energy industry in general, and the oilfield services business in particular, determined that the Company would not pay a dividend for the foreseeable future. Payment of any dividends in the future will be at the discretion of the Company’s Board of Directors and will depend on the Company’s financial condition, results of operations, capital and legal requirements, and other factors deemed relevant by the Board of Directors.

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

The Company operated the equivalent of seven crews during the second quarter of 2015. We anticipate operating eight to ten data acquisition crews in the United States with limited activity in Canada during the third quarter ending September 30, 2015, and based on currently available information, we anticipate operating eight to ten seismic data acquisition crews in the United States through the balance of 2015.  The majority of our crews are currently working in oil producing basins. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity and utilization level of our data acquisition crews. Factors impacting productivity and utilization levels include client demand, commodity prices, whether we enter into turnkey or term contracts with our clients, the number and size of crews and the number of recording channels per crew as well as crew downtime related to inclement weather, delays in acquiring land access permits, agricultural or hunting activity, holiday schedules, short winter days and crew repositioning or equipment failure. To the extent we experience these factors, our operating results may be affected from quarter to quarter. Consequently, our efforts to negotiate favorable contract terms in our supplemental service agreements, to mitigate permit access delays and to improve overall crew productivity may contribute to growth in our revenues.

Demand for our services is at reduced levels from recent years and is anticipated to remain at such levels through 2015 in response to decreasing and uncertain commodity prices and reduced client expenditures. We have experienced several client-directed delays over the last several months.  We have also been impacted by severe weather conditions and flooding in many areas of operation, a weaker than anticipated Canadian season and reduced utilization rates of deployed data acquisition crews in the lower 48 United States. Severe weather conditions that began in mid-April and that was subsequently followed by Tropical Storm Bill later in the second quarter negatively affected Texas and the mid-continent region where many of our crews were deployed. These multiple weather delays greatly impacted utilization on seven of the active crews and delayed deployment of three additional crews on new projects.  In addition to weather delays, reduced demand and client delays continued during the second quarter of 2015 which severely impacted crew utilization.

Most of our client contracts are turnkey contracts. The percentage of revenues derived from turnkey contracts represented approximately three-quarters of our revenues in the first half of 2015 and approximately three-quarters of Legacy Dawson’s revenues throughout 2014. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the percentage of turnkey contracts to remain high as we continue to expand our operations in the mid-continent, western and southwestern regions of the United States in which turnkey contracts are more common.

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

Reimbursable third-party charges related to our use of helicopter support services, permit support services, specialized survey technologies and dynamite energy sources in areas with limited access are another important factor affecting our results. Revenues associated with third-party charges continued to decline as a percentage of revenue during 2014 and the first two quarters of 2015. We expect that as we continue to expand our operations in the more open terrain of the mid-continent, western and southwestern regions of the United States, the level of these third-party charges will continue to be generally within or below Legacy Dawson’s historical range of 25% to 35% of revenue.

While the markets for oil and natural gas have been very volatile and are likely to continue to be so in the future, and we can make no assurances as to future levels of domestic exploration or commodity prices, we believe opportunities exist for us to enhance our market position by responding to our clients’ continuing desire for higher resolution subsurface images. If economic conditions continue to weaken such that our clients continue to reduce their capital expenditures or if the sustained drop in oil and natural gas prices worsens, it could continue to result in diminished demand for our seismic services, could cause downward pressure on the prices we charge and would affect our results of operations.

Items Affecting Comparability of Our Financial Results

As discussed above, the Merger has been accounted for as a reverse acquisition under which Legacy Dawson was considered the accounting acquirer of Legacy TGC. As such, the historical financial statements of Legacy Dawson will be treated as the historical financial statements of the combined company. Accordingly, the financial results for the three months ended June 30, 2015 presented in this Form 10-Q, which reflect a full quarter of combined entity operating results, are compared to the results for Legacy Dawson for the three months ended June 30, 2014.  The financial results for the six months ended June 30, 2015 presented in this Form 10-Q reflect the operations of Legacy Dawson for the period January 1 through February 11, 2015 and the operations of the combined Company for the period February 12 through June 30, 2015.  Such results are compared to the results for Legacy Dawson for the period January 1 through June 30, 2014.  Further, the combined companies adopted a calendar fiscal year ending December 31.  Due to the foregoing, our financial results for the quarter and six months ended June 30, 2014 are not comparable to our financial results for the quarter and six months ended June 30, 2015 as a result of the combination of the assets and results of operations of two previously separate companies.

Results of Operations

Operating Revenues. Our operating revenues for the second quarter of 2015 decreased 20.0% to $43,335,000 from $54,166,000 in the same period of 2014, and decreased 10.6% to $117,057,000 during the first six months of 2015 as compared to $130,932,000 in the same period of 2014.  The revenue decrease was primarily due to the significant reduction in utilization rates in the first two quarters of 2015 as demand for our services has decreased as a result of decreasing and uncertain commodity prices and reduced client expenditures, partially offset by the revenue for our Canadian operations acquired in the Merger and by weather stand-by charges on several of the Company’s crews.  Severe weather conditions in several areas of operation early in the periods also led to short term project delays. Reimbursed third-party charges as a percentage of revenues were below our historical ranges during the six months ended June 2015.

Operating Costs.  Operating expenses for the second quarter and first six months of 2015 decreased to $43,399,000 and $108,190,000 as compared to $49,608,000 and $109,699,000, respectively, for the same periods of 2014. The primary contributing factor to the decrease in operating expenses was the overall reduction of crews even with the addition of Legacy TGC crews in the United States and Canada.  Operating expenses excluding third party charges decreased during the three and six months ended June 30, 2015 as compared to the corresponding periods of 2014 but not in proportion to the reduction in revenue - to the extent that for the three months ended June 30, 2015, operating expenses slightly exceeded operating revenues.

Selling, general and administrative expenses.  Selling, general and administrative expenses were 13.0% and 11.2% of revenues in the second quarter and first six months of 2015, respectively, compared to 6.5% and 5.5% of revenues in the same periods of 2014. General and administrative expenses increased to $5,621,000 during the second quarter of 2015 from $3,533,000 during the same period of 2014 and increased to $13,143,000 during the first six months of 2015 from $7,209,000 during the first six months of 2014. The primary factors for the increase in general and administrative expenses were transaction costs of approximately $3,300,000 related to the Merger and severance expenses of approximately $1,034,000 related to an approximate 30 percent reduction in work force since the closing of the Merger for the six months ended June 30, 2015.

Depreciation expense.  Depreciation for the second quarter and first six months of 2015 totaled $12,380,000 and $23,603,000, respectively, compared to $10,253,000 and $20,430,000 for the second quarter and first six months of 2014, respectively. The increase in depreciation expense is related to the additional assets acquired in the Merger, partially offset by fewer capital expenditures during the past year. Our depreciation expense is expected to remain flat during 2015 primarily due to limited capital expenditures to maintain our existing asset base.

Our total operating costs for the second quarter of 2015 were $61,400,000, representing a 3.1% decrease from the corresponding quarter of 2014. Our operating costs for the first six months of 2015 were $144,936,000, representing a 5.5% increase from the first six months of 2014. These changes were primarily due to the factors described above.

Income Taxes. Income tax benefit was $6,372,000 and $9,685,000 for the second quarter and the first six months of 2015 as compared to income tax benefit of $1,411,000 and $724,000, respectively, for the same periods of 2014. The effective tax benefit rates for the six months ended June 30, 2015 and 2014 were approximately 34.4% and 11.0%, respectively. Our effective tax benefit rates increased as compared to the corresponding prior periods primarily due to the increase in pre-tax losses that were partially offset by the effect of permanent tax differences. Our effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, non-deductible expenses, discrete items and expenses related to share-based compensation that were not expected to result in a tax deduction.

As discussed in “Overview,” recent declines in oil and natural gas prices have impacted spending by our clients for exploration, production, development and field management activities, which has negatively affected demand for our services and caused the market price of our common stock to fall. In light of the existing market volatility, we continue to closely monitor our assets, including our equipment base, to assess possible impairment. There are numerous uncertainties factored into the estimates of the life cycle of a seismic recording system, including the future cash flows estimated to be generated by a particular system. Estimated cash flows can be affected by, among other things, the decline in oil and natural gas prices and reduced client demand. Although we do not currently anticipate an impairment of our assets, if oil and natural gas prices remain at current levels for an extended period of time or decline further, we may be exposed to impairment charges in future periods, which could negatively affect our results of operations in a material manner in the period in which they are recorded. If we record significant impairment charges in the future, we may also need to recognize valuation allowances on our net operating loss carry forwards and, accordingly, a tax benefit may not be recognized on such charges.

Use of EBITDA (Non-GAAP measure)

We define EBITDA as net income (loss) plus interest expense, interest income, income taxes, depreciation and amortization expense. Our management uses EBITDA as a supplemental financial measure to assess:

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

We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under generally accepted accounting principles (“GAAP”), and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. When assessing our operating performance or liquidity, investors and others should not consider this data in isolation or as a substitute for net loss, cash flow from operating activities or other cash flow data calculated in accordance with GAAP. In addition, our EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies since such other companies may not calculate EBITDA in the same manner as us. Further, the results presented by EBITDA cannot be achieved without incurring the costs that the measure excludes: interest, taxes, depreciation and amortization.

The reconciliation of our EBITDA to our net loss and net cash provided by operating activities, which are the most directly comparable GAAP financial measures, are provided in the tables below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net loss	$(11,877)	$(7,493)	$(18,469)	$(5,841)
Depreciation and amortization	12,380	10,253	23,603	20,430
Interest expense (income), net	165	117	288	257
Income tax benefit	(6,372)	(1,411)	(9,685)	(724)
EBITDA	$(5,704)	$1,466	$(4,263)	$14,122

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net cash provided by operating activities	$15,970	$9,252	$12,708	$32,602
Changes in working capital and other items	(21,572)	(7,563)	(16,237)	(17,790)
Noncash adjustments to net loss	(102)	(223)	(734)	(690)
EBITDA	$(5,704)	$1,466	$(4,263)	$14,122

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

Cash Flows.  Net cash provided by operating activities was $12,708,000 and $32,602,000 for the six months ended June 30, 2015 and 2014, respectively. This decrease primarily reflects our decline in revenues during the six months ended June 30, 2015. The decrease in revenues during the six months ended June 30, 2015 was not matched by a decrease in overall operating expenses and, as a result, our margins and net results from operating activities were negatively affected. In addition, cash provided by operating activities included $15,685,000 and $18,880,000 of cash inflows associated with changes in working capital for the six months ended June 30, 2015 and 2014, respectively.

Net cash provided by and used in investing activities was $18,245,000 and $10,633,000 for the six months ended June 30, 2015 and 2014, respectively. The net cash provided by investing activities in the six months ended June 30, 2015 primarily represents cash of $12,382,000 acquired from our recent Merger and $9,250,000 of short term investment maturities that were not reinvested. These increases in cash provided by investing activities were offset by cash capital expenditures of $4,083,000. During the six months ended June 30, 2014, cash of $10,109,000 was used to purchase property and equipment.

Net cash used in financing activities in the six months ended June 30, 2015 of $8,297,000 included principal payments of $11,829,000 on our notes, proceeds of $5,144,000 on our New Term Loan, payments of $797,000 under our capital leases, and $815,000 associated with stock vesting. In the first six months of 2014, net cash used in financing activities of $8,548,000 included principal payments of $6,782,000 on Legacy Dawson term notes, payments of $476,000 under our capital leases, and cash dividends paid of $1,290,000.

Capital Expenditures. Our Board of Directors has approved a 2015 capital budget of $10,000,000. To date, $4,225,000 of the capital budget has been spent for maintenance capital purposes. We anticipate that our maintenance capital expenditures for 2015 will be less than the capital budget approved by our Board of Directors.

We continually strive to supply our clients with technologically advanced 3-D seismic data acquisition recording systems and data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.

Capital Resources. Historically, we have primarily relied on cash generated from operations, cash reserves and borrowings from commercial banks to fund our working capital requirements and, to some extent, our capital expenditures. Recently, we have funded some of our capital expenditures through equipment term loans and capital leases. In the past, we have also funded our capital expenditures and other financing needs from time to time through public equity offerings.

Indebtedness.  Legacy Dawson and Legacy TGC each had a credit agreement in effect prior to the Merger (the “Legacy Dawson Credit Agreement” and the “Legacy TGC Credit Agreement,” respectively), which continued in effect as our obligations following the Merger. On June 30, 2015, we entered into an amendment to the Legacy TGC Credit Agreement (as amended, the “Existing Credit Agreement”) for the purpose of renewing, extending and increasing our line of credit under such agreement.  In connection with the amendment to the Legacy TGC Credit Agreement, we repaid in full and terminated the Legacy Dawson Credit Agreement and its master advance term note agreement in connection therewith (collectively, the “Legacy Dawson Credit Facilities”).

Legacy Dawson Credit Agreement

The Legacy Dawson Credit Facilities provided for a revolving line of credit and term loans to be made pursuant to notes.  We did not utilize the line of credit available under the Legacy Dawson Credit Facilities prior to the termination of the Legacy Dawson Credit Facilities.  Prior to termination of the Legacy Dawson Credit Facilities, we had three outstanding notes payable under the term loan feature of the Legacy Dawson Credit Agreement, which represented a remaining aggregate principal amount of $8,577,000 as of December 31, 2014.  All amounts owed under the Legacy Dawson Credit Facilities were repaid using proceeds of the New Term Loan (as defined below) and totaled approximately $5,144,000.

Our obligations under the Legacy Dawson Credit Agreement were secured by a security interest in Legacy Dawson’s accounts receivable, equipment and related collateral. Interest on amounts outstanding under the Legacy Dawson Credit Agreement accrued at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we directed monthly, subject to an interest rate floor of 4%. The Legacy Dawson Credit Agreement contained customary covenants for credit facilities of this type.

Existing Credit Agreement

We have one outstanding note payable at June 30, 2015 under the term loan feature of the Existing Credit Agreement with a principal amount of $5,144,000.  In addition, we have three outstanding notes payable under the term loan feature of the Existing Credit Agreement, representing a remaining aggregate principal amount of $7,775,000 as of June 30, 2015.  In addition, the Existing Credit Agreement permits us to borrow, repay and re-borrow, from time to time until June 30, 2017, up to the lesser of $20.0 million or 80% of our eligible accounts receivable less the then-outstanding principal balance of the New Term Loan (the “Existing Line of Credit”). The term “New Term Loan” means the term loan entered into as of June 30, 2015 pursuant to a promissory note in the principal amount of $5,144,000.  We did not utilize the Existing Line of Credit during the current year, and we have the full Existing Line of Credit available for borrowing.

Our obligations under the Existing Line of Credit are secured by a security interest in our accounts receivable, and the term notes are secured by certain of our core equipment.  Interest on amounts outstanding under the Existing Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Existing Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes.  We are also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $150,000,000. We were in compliance with all covenants under the Existing Credit Agreement, including specified ratios, as of June 30, 2015.

Other Indebtedness

We have one outstanding note, in the remaining principal amount of $47,000 at June 30, 2015, which was held by Legacy TGC prior to the Merger, payable to a finance company for insurance.  Interest on amounts outstanding under such note accrues at an annual rate equal to 4.09% and is payable monthly. This note is secured by certain of Legacy TGC’s core equipment.

In addition, we lease vehicles and certain specialized seismic equipment under leases classified as capital leases.  Our balance sheet as of June 30, 2015 and December 31, 2014 includes capital lease obligations of $1,245,000 and $1,650,000, respectively, relating to Legacy Dawson’s capital leases prior to and following the Merger and capital lease obligations of $720,000 relating to Legacy TGC’s capital lease obligations as of June 30, 2015.

The following tables set forth the aggregate principal amount outstanding under our outstanding notes payable and the interest rates and monthly payments as of June 30, 2015 and December 31, 2014 with respect to the same.  Information as of December 31, 2014 does not include indebtedness of Legacy TGC as of such date, due to the accounting treatment of the Merger as a reverse acquisition as described in Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements.

	June 30, 2015	December 31, 2014
Notes payable to commercial banks
Aggregate principal amount outstanding	$12,919,000	$8,577,000
Interest rates	3.5%-4.6%	3.16%-4.6%
Monthly payments (excluding interest)	$128,363-$285,757	$128,363-$290,938

	June 30, 2015	December 31, 2014
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$47,000	—
Interest rates	4.09%	—
Monthly payments (excluding interest)	$14,674	—

The aggregate maturities of the notes payable at June 30, 2015 are as follows:

July 2015 — June 2016	$7,754,000
July 2016 — June 2017	4,704,000
July 2017 — June 2018	508,000
$12,966,000

The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of June 30, 2015:

July 2015 — June 2016	$1,138,000
July 2016 — June 2017	668,000
July 2017 — June 2018	159,000
$1,965,000

Interest rates on these leases ranged from 3.76% to 8.17%.

Contractual Obligations.  We believe that our capital resources, including our short-term investments, funds available under our revolving credit agreement, and cash flow from operations, will be adequate to meet our current operational needs.  We believe that we will be able to finance our 2015 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our revolving credit agreement.  However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic climate adversely affects the ability of our customers, and/or potential customers, to promptly pay amounts owing to us under their service contracts with us.

The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of June 30, 2015.

	Payments Due by Period (in 000’s)
Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (office space)	$3,297	$1,412	$1,492	$393	$—
Capital lease obligations	1,965	1,138	668	159	—
Debt obligations	12,966	7,754	5,212	—	—

Total	$18,228	$10,304	$7,372	$552	$—

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements.

Critical Accounting Policies

Information regarding our critical accounting policies and estimates is included in Note 1 “Summary of Significant Accounting Policies” in Exhibit 99.1 to our Form 8-K/A that was filed with the Securities and Exchange Commission on April 30, 2015.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but only for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method of adoption. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements and the method of adoption.

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

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. We believe that our allowance for doubtful accounts of $775,000 at June 30, 2015 is adequate to cover exposures related to our trade account balances.

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

We have cash in the bank which, at times, may exceed federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At June 30, 2015, cash and cash equivalents totaled $37,275,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer, our Executive Vice President, Treasurer and Chief Financial Officer and our Executive Vice President, Secretary and Chief Accounting Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, our Executive Vice President, Treasurer and Chief Financial Officer and our Executive Vice President, Secretary and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. We completed the Merger on February 11, 2015. We have extended our oversight and monitoring processes that support our internal control over financial reporting to include Legacy TGC’s operations. Except for this extension, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 22, 2014, Legacy Dawson received a letter dated December 18, 2014 from legal counsel for a purported shareholder demanding that the Legacy Dawson board of directors prior to the Merger (the “Legacy Dawson Board”) take appropriate legal action against the members of the Legacy Dawson Board. In addition, in connection with a lawsuit that was filed and subsequently dismissed within the first quarter of 2015, on January 8, 2015, Legacy Dawson received a letter dated January 7, 2015 from legal counsel for Andrew Speese demanding that the Legacy Dawson Board take legal action to remedy alleged breaches of fiduciary duties in connection with the Merger and to recover damages caused by such alleged breaches. For additional information regarding these matters, please refer to Note 7 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements, which is incorporated by reference herein.

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

DAWSON GEOPHYSICAL COMPANY

DATE: August 7, 2015	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors, President and Chief Executive Officer

DATE: August 7, 2015	By:	/s/ James K. Brata
James K. Brata
Executive Vice President, Treasurer and Chief Financial Officer

DATE: August 7, 2015	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Secretary and Chief Accounting Officer

INDEX TO EXHIBITS

Number	Exhibit

2.1

Agreement and Plan of Merger, dated October 8, 2014, by and among Dawson Operating Company (f/k/a Dawson Geophysical Company), the Registrant and Riptide Acquisition Corp., filed on October 9, 2014 as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

3.1	Amended and Restated Certificate of Formation, as amended February 11, 2015, filed on March 16, 2015 as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference.

3.2	Bylaws, as amended February 11, 2015, filed on March 16, 2015 as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference.

10.1	Amended and Restated 2006 Stock Awards Plan, filed on June 5, 2015 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.2

Ninth Amendment to Amended and Restated Loan and Security Agreement, by and between Dawson Geophysical Company and Sovereign Bank, dated June 30, 2015, filed on July 2, 2015 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (ii) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) Notes to Consolidated Financial Statements.

*                          Filed herewith.