Form 10-Q
period 2015-09-30
DAWSON GEOPHYSICAL CO
filed 2015-11-06
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 4, 2015

Common Stock, $0.01 par value	21,571,513 shares

DAWSON GEOPHYSICAL COMPANY

EXPLANATORY NOTE

This report is the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (this “Form 10-Q”) of Dawson Geophysical Company, which was formerly known as TGC Industries, Inc. (“Legacy TGC”) prior to the consummation on February 11, 2015 of the strategic business combination described below.

On February 11, 2015, Legacy TGC completed its previously announced strategic merger with Dawson Operating Company, which was formerly known as Dawson Geophysical Company (“Legacy Dawson”), pursuant to which a wholly-owned subsidiary of Legacy TGC merged with and into Legacy Dawson, with Legacy Dawson continuing after the merger as the surviving entity and a wholly-owned subsidiary of Legacy TGC (the “Merger”). As a result of the Merger, the former shareholders of Legacy Dawson received shares of Legacy TGC common stock representing approximately 66% of the outstanding common shares of the post-merger combined company, and Legacy TGC’s shareholders retained approximately 34% of the outstanding common shares of the post-merger combined company. In connection with the Merger, Legacy Dawson changed its name to “Dawson Operating Company” and Legacy TGC changed its name to “Dawson Geophysical Company.”  Except as otherwise specifically noted herein, all references in this Form 10-Q to the “Company,” “we,” “us” or “our” refer to (i) Legacy Dawson and its consolidated subsidiaries, for periods through February 11, 2015 and (ii) the merged company for periods on or after February 12, 2015.

The Merger has been accounted for as a reverse acquisition under which Legacy Dawson was considered the accounting acquirer of Legacy TGC. As such, the historical financial statements of Legacy Dawson are treated as the historical financial statements of the merged company.  Accordingly, the financial results of the Company for the three months ended September 30, 2015 presented in this Form 10-Q are compared to the results for Legacy Dawson for the three months ended September 30, 2014.  The financial results for the nine months ended September 30, 2015 presented in this Form 10-Q reflect the operations of Legacy Dawson for the period January 1 through February 11, 2015 and the operations of the merged company for the period February 12 through September 30, 2015.  Such results are compared to the results for Legacy Dawson for the period January 1 through September 30, 2014. Due to the foregoing, the historical financial results for the three and nine months ended September 30, 2014 presented in this Form 10-Q are not directly comparable to the merged company’s financial results for the three and nine months ended September 30, 2015.

See Notes 2 and 3 of the Notes to Consolidated Financial Statements for additional information.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$39,015,000	$14,644,000
Short-term investments	19,250,000	28,750,000
Accounts receivable, net of allowance for doubtful accounts of $250,000 at September 30, 2015 and December 31, 2014	37,443,000	37,133,000
Prepaid expenses and other assets	5,769,000	5,703,000
Current deferred tax asset	2,131,000	2,818,000

Total current assets	103,608,000	89,048,000

Property, plant and equipment	357,420,000	339,245,000
Less accumulated depreciation	(203,274,000)	(181,453,000)

Net property, plant and equipment	154,146,000	157,792,000

Intangibles, net	2,537,000	—

Total assets	$260,291,000	$246,840,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,929,000	$5,849,000
Accrued liabilities:
Payroll costs and other taxes	2,303,000	3,015,000
Other	4,911,000	3,158,000
Deferred revenue	6,705,000	1,752,000
Current maturities of notes payable and obligations under capital leases	8,158,000	6,018,000

Total current liabilities	31,006,000	19,792,000

Long-term liabilities:
Notes payable and obligations under capital leases less current maturities	4,025,000	4,209,000
Deferred tax liability	10,008,000	28,621,000
Other accrued liabilities	456,000	—

Total long-term liabilities	14,489,000	32,830,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized, 21,571,513 and 14,216,540 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	216,000	142,000
Additional paid-in capital	141,891,000	99,084,000
Retained earnings	73,997,000	95,336,000
Treasury stock, at cost; 48,445 shares at September 30, 2015 and none at December 31, 2014	—	—
Accumulated other comprehensive loss, net of tax	(1,308,000)	(344,000)

Total stockholders’ equity	214,796,000	194,218,000

Total liabilities and stockholders’ equity	$260,291,000	$246,840,000

See accompanying notes to the consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Operating revenues	$62,498,000	$62,570,000	$179,555,000	$193,502,000
Operating costs:
Operating expenses	50,195,000	54,529,000	158,385,000	164,228,000
General and administrative	4,999,000	4,710,000	18,142,000	11,919,000
Depreciation and amortization	11,966,000	9,862,000	35,569,000	30,292,000
	67,160,000	69,101,000	212,096,000	206,439,000

Loss from operations	(4,662,000)	(6,531,000)	(32,541,000)	(12,937,000)
Other income (expense):
Interest income	35,000	19,000	84,000	56,000
Interest expense	(155,000)	(106,000)	(492,000)	(400,000)
Other income	502,000	417,000	515,000	515,000
Loss before income tax	(4,280,000)	(6,201,000)	(32,434,000)	(12,766,000)

Income tax benefit	1,410,000	2,319,000	11,095,000	3,043,000

Net loss	$(2,870,000)	$(3,882,000)	$(21,339,000)	$(9,723,000)

Other comprehensive loss:
Net unrealized loss on foreign exchange rate translation, net of tax	$(890,000)	$(152,000)	$(964,000)	$(217,000)

Comprehensive loss	$(3,760,000)	$(4,034,000)	$(22,303,000)	$(9,940,000)

Basic loss per share attributable to common stock	$(0.13)	$(0.28)	$(1.05)	$(0.70)

Diluted loss per share attributable to common stock	$(0.13)	$(0.28)	$(1.05)	$(0.70)

Cash dividend declared per share of common stock	$—	$0.08	$—	$0.24

Weighted average equivalent common shares outstanding	21,571,513	14,011,789	20,386,202	14,010,557

Weighted average equivalent common shares outstanding-assuming dilution	21,571,513	14,011,789	20,386,202	14,010,557

See accompanying notes to the consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,339,000)	$(9,723,000)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,569,000	30,292,000
Noncash compensation	794,000	821,000
Deferred income tax benefit	(11,086,000)	(4,249,000)
Loss (gain) on disposal of assets	1,392,000	(225,000)
Other	431,000	(75,000)

Change in current assets and liabilities:
Decrease in accounts receivable	14,141,000	15,659,000
Decrease in prepaid expenses and other assets	1,684,000	1,850,000
(Decrease) increase in accounts payable	(2,787,000)	860,000
Decrease in accrued liabilities	(2,100,000)	(871,000)
Increase (decrease) in deferred revenue	1,179,000	(2,184,000)

Net cash provided by operating activities	17,878,000	32,155,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from Merger	12,382,000	—
Capital expenditures, net of noncash capital expenditures summarized below	(5,123,000)	(11,446,000)
Proceeds from maturity of short-term investments	21,500,000	21,250,000
Acquisition of short-term investments	(12,000,000)	(22,250,000)
Proceeds from disposal of assets	1,094,000	2,682,000

Net cash provided by (used in) investing activities	17,853,000	(9,764,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note	5,144,000	—
Principal payments on notes payable	(14,152,000)	(8,510,000)
Principal payments on capital lease obligations	(1,165,000)	(726,000)
Excess tax benefit from share-based payment arrangement	(567,000)	—
Tax withholdings related to stock based compensation awards	(248,000)	—
Proceeds from exercise of stock options	—	18,000
Dividends paid	—	(1,935,000)

Net cash used in financing activities	(10,988,000)	(11,153,000)

Effect of exchange rate changes in cash and cash equivalents	(372,000)	(345,000)

Net increase in cash and cash equivalents	24,371,000	10,893,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,644,000	11,860,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,015,000	$22,753,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$491,000	$420,000
Cash paid for income taxes	$721,000	$735,000
Cash received for income taxes	$706,000	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in accrued purchases of property and equipment	$136,000	$(2,046,000)
Capital lease obligations incurred	$126,000	$485,000
Stock consideration to consummate the Merger	$42,902,000	$—

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management of the Company, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the results for the periods presented. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year.

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

As discussed more fully in Note 3, on February 11, 2015, Legacy Dawson completed the merger with a wholly-owned subsidiary of Legacy TGC (“Merger Sub”), with Legacy Dawson continuing after the merger as the surviving entity and a wholly-owned subsidiary of Legacy TGC (the “Merger”). The Merger was accounted for as a purchase of Legacy TGC by Legacy Dawson in a “reverse acquisition” because the existing shareholders of Legacy TGC prior to the Merger did not have voting control of the combined entity after the Merger. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent entity, Legacy TGC, is not assumed to be the acquirer and the financial statements of the combined entity are those of the accounting acquirer, Legacy Dawson, including any comparative prior year financial statements presented by the combined entity.  Accordingly, the financial results of the Company for the three months ended September 30, 2015 presented in this Form 10-Q are compared to the results for Legacy Dawson for the three months ended September 30, 2014.  The financial results for the nine months ended September 30, 2015 presented in this Form 10-Q reflect the operations of Legacy Dawson for the period January 1 through February 11, 2015 and the operations of the merged entity for the period February 12 through September 30, 2015.  Such results are compared to the results for Legacy Dawson for the period January 1 through September 30, 2014.  Additionally, all historical equity accounts and awards of Legacy Dawson, including par value per share, share and per share numbers, have been adjusted to reflect the number of shares received in the Merger.  Further, in connection with the Merger, Legacy Dawson changed its fiscal year end from September 30 to December 31.  The Company’s 2015 fiscal year will cover the period from January 1, 2015 through December 31, 2015.

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

Principles of Consolidation. The consolidated financial statements for the three and nine months ended September 30, 2014 include the accounts of Legacy Dawson and its wholly-owned subsidiaries, Dawson Seismic Services Holdings, Inc. and Eagle Canada Seismic Services ULC, which was formerly known as Dawson Seismic Services ULC (collectively, the “Legacy Dawson Subsidiaries”).  The consolidated financial statements for the three months ended September 30, 2015 include the accounts of the merged entity, including Legacy Dawson and the Legacy Dawson Subsidiaries, together with Tidelands Geophysical Co., Inc., Exploration Surveys, Inc. and Eagle Canada, Inc. (collectively, the “Legacy TGC Subsidiaries”).  The consolidated financial statements for the nine months ended September 30, 2015 include (i) the accounts of Legacy Dawson and the Legacy Dawson Subsidiaries for the fiscal period from January 1, 2015 through February 11, 2015 and (ii) the accounts of the merged entity, including Legacy Dawson, the Legacy Dawson Subsidiaries and the Legacy TGC Subsidiaries for the fiscal period from February 12, 2015 through September 30, 2015.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Property, Plant and Equipment. As discussed more fully in Note 3, the Merger was accounted for as a reverse acquisition, and the Company accounted for the transaction by using Legacy Dawson’s historical information and accounting policies and adding the assets and liabilities of Legacy TGC as of the completion date of the Merger at their respective fair values. As a result, Legacy Dawson’s property, plant and equipment is capitalized at historical cost and depreciated over the useful life of the assets and Legacy TGC’s property, plant and equipment is capitalized at its estimated fair values as of the merger date and depreciated over the remaining useful life of the assets.

Management’s estimation of the useful life of assets is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the asset. As circumstances change and new information becomes available, these estimates could change.  Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the consolidated balance sheet, and any resulting gain or loss is reflected in the results of operations for the period.

For purposes of measuring the estimated fair value of the Legacy TGC assets acquired in the Merger, the Company used the guidance in Accounting Standards Codification (“ASC”) No. 820, “Fair Value Measurement and Disclosure.”  ASC No. 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, under ASC No. 820, fair value measurements for an asset assume the highest and best use of that asset by market participants. As a result, the Company may be required to value assets of Legacy TGC at fair value measures that do not reflect the Company’s intended use of those assets. Use of different estimates and judgments could yield different results.

Impairment of Long-lived Assets. Long-lived assets are reviewed for impairment when triggering events occur that suggest deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets and the fair value of the assets is below the carrying value of the assets. Management’s forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on the Company’s anticipated future results while considering anticipated future oil and natural gas prices, which is fundamental in assessing demand for the Company’s services. If the carrying amounts of the assets exceed the estimated expected undiscounted future cash flows, the Company measures the amount of possible impairment by comparing the carrying amount of the assets to the fair value.  Although the Company does not currently anticipate an impairment of its assets, if oil and natural gas prices remain at current levels for an extended period of time or decline further, the Company may be exposed to impairment charges in future periods, which could negatively affect the Company’s results of operations in a material manner in the period in which they are recorded.

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

Intangibles.  Acquired customer relationships and backlog are capitalized and amortized over useful lives ranging from five months to five years using the straight-line method of amortization. Amortization of intangibles is included in depreciation expense.

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

Reclassifications. Certain reclassifications have been made to the 2014 consolidated financial statements to conform to the 2015 presentation.

Recently Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, “Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is effective for public entities for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2015-16 during the quarter ended September 30, 2015. The adoption of ASU 2015-16 did not materially affect the Company’s consolidated results of operations, statement of financial position or financial statement disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40). This ASU provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. This ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the new guidance and does not expect any material impact on its consolidated financial statements.

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

As described in Notes 2 and 3, the Merger was accounted for as a reverse acquisition under the acquisition method of accounting in accordance with ASC No. 805, “Business Combinations.” The Company accounted for the transaction by using Legacy Dawson’s historical information and accounting policies and adding the assets and liabilities of Legacy TGC at their respective fair values. Consequently, Legacy Dawson’s assets and liabilities retained their carrying values and Legacy TGC’s assets acquired and liabilities assumed by Legacy Dawson as the accounting acquirer in the Merger were recorded at their fair values measured as of February 11, 2015, the effective date of the Merger.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the Merger date:

Estimated Fair
Value (in 000’s)

Stock consideration	$42,902
Interest bearing debt assumed	12,048
Debt-free current liabilities	12,647
Total purchase price consideration including liabilities assumed	$67,597

Value of Current Assets
Current assets excluding cash and cash equivalents	$16,156
Cash and cash equivalents	12,382
Total current assets	$28,538

Identified tangible assets
Fair value of property, plant and equipment	$28,812
Total identified tangible assets	$28,812

Identified intangible assets
Trademarks/trade names	$1,063
Customer relationships	1,799
Backlog	491
Total identified intangible assets	$3,353

Net deferred tax asset	$6,894

Total indicated value of assets	$67,597

The value of the stock consideration was determined based on the $5.85 closing price of Legacy TGC on the February 11, 2015 closing date and the 7,333,708 shares outstanding. As a result of the consideration transferred being less than the book value of net assets acquired, the Company was required to analyze the purchase price allocation and the potential reasonableness of reflecting a bargain purchase.  Upon completing this analysis, the Company determined that the Merger was not an acquisition of a distressed business or a bargain purchase and accordingly reflected a substantial reduction in the property, plant and equipment to its fair value which was reflected by the value of the consideration transferred.  Furthermore, in allocating the remainder of the purchase price to the indicated fair value of the property, plant and equipment, there was not any excess purchase price to be allocated to goodwill. Measurements used to determine fair value were deemed to be level 3 fair value measurements.

Trade receivables and payables, as well as other current and non-current assets and liabilities were valued at the existing carrying values as they represented the fair value of those items at the time of the Merger, based on management’s judgments and estimates.

Property, plant and equipment were valued using a combination of the income approach, the market approach and the cost approach which was based on current replacement and/or reproduction cost of the asset as new, less depreciation attributable to physical, functional, and economic factors. Useful lives of the property, plant and equipment were estimated to be between 2 and 15 years.

Trademarks were valued using the relief from royalty method.  Relief from royalty method under the income approach estimates the cost savings that accrue to the Company which would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. Trademarks are considered to have an indefinite life and as a result are not amortizable.

Customer relationships and backlog were valued using the excess earnings method, where estimated margins, customer attrition, and contributory asset charge assumptions are used. The useful lives of customer relationships were estimated to be 5 years, and the estimated useful weighted average life of backlog was expected to be 5 months. At September 30, 2015, the gross carrying value of our customer relationships was approximately $1,799,000 and the accumulated amortization was approximately $206,000 and the gross carrying value of our backlog was approximately $491,000 and the accumulated amortization was approximately $491,000.

Existing long term debt assumed in the Merger was recorded at fair valued based on a current market rate.

Deferred income tax assets and liabilities as of the acquisition date represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases.  At the acquisition date, the Company accrued $750,000 for contingencies related to certain tax matters.

The Company incurred approximately $2,885,000 in merger-related costs on a pretax basis during the nine months ended September 30, 2015. The Company also incurred $1,198,000 related to severance and compensation arrangements pursuant to existing agreements with certain former employees in connection with the Merger. These amounts are reflected in the accompanying consolidated statements of operations and comprehensive loss.

The Company has integrated the operations of Legacy TGC since the end of the first quarter, including the integration of revenue and payables reporting. Additionally, the Company operates in one segment and has a single company-wide management team that administers all service contracts as a whole rather than by discrete operating segments. The Company tracks only basic operational data by area and does not track results by legacy origin. Therefore, it is impracticable to disclose the amount of revenues and earnings or losses attributable to Legacy TGC during the three and nine months ended September 30, 2015.

Pro Forma Information

The following unaudited pro forma condensed financial information for the three and nine months ended September 30, 2015 and 2014 gives effect to the Merger as if it had occurred on January l, 2014. The unaudited pro forma condensed financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the transactions taken place on the dates indicated and is not intended to be a projection of future results. The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as (1) to record certain incremental expenses resulting from purchase accounting adjustments, such as reduced depreciation and amortization expense in connection with the fair value adjustments to property, plant and equipment, and intangible assets; and (2) to record the related tax effects. Shares used in the calculations of earnings per share in the table below were 21,571,513 and 21,262,566 for the three months ended September 30, 2015 and 2014, respectively, and 21,521,707 and 21,306,724 for the nine months ended September 30, 2015 and 2014, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pro forma total revenues	$62,498,000	$88,665,000	$193,165,000	$286,635,000
Pro forma net loss	$(2,870,000)	$(6,556,000)	$(25,316,000)	$(7,533,000)

Pro forma net loss per share
Basic	$(0.13)	$(0.31)	$(1.18)	$(0.35)
Diluted	$(0.13)	$(0.31)	$(1.18)	$(0.35)

4. SHORT-TERM INVESTMENTS

The Company had short-term investments at September 30, 2015 and December 31, 2014 consisting of certificates of deposit with original maturities greater than three months, but less than a year. Certificates of deposit are limited to one per banking institution and no single investment exceeded the FDIC insurance limit at September 30, 2015 or December 31, 2014.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

At September 30, 2015 and December 31, 2014, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, trade and other receivables, other current assets, accounts payable, other current liabilities and term notes (defined below). Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the term notes approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s term notes and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

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

Existing Credit Agreement

The Company has one outstanding note payable at September 30, 2015 under the term loan feature of the Existing Credit Agreement with a principal amount of $4,286,000.  In addition, the Company has three outstanding notes payable that are not under the term loan feature of the Existing Credit Agreement, representing a remaining aggregate principal amount of $6,312,000 as of September 30, 2015. The Existing Credit Agreement also permits the Company to borrow, repay and re-borrow, from time to time until June 30, 2017, up to the lesser of $20.0 million or 80% of the Company’s eligible accounts receivable less the then-outstanding principal balance of the New Term Loan (the “Existing Line of Credit”). The term “New Term Loan” means the term loan entered into as of June 30, 2015 pursuant to a promissory note in the principal amount of $5,144,000. The Company has not utilized the Existing Line of Credit during the current year and has the full Existing Line of Credit available for borrowing.

The Company’s obligations under the Existing Line of Credit are secured by a security interest in the Company’s accounts receivable, and the term notes are secured by certain of the Company’s core equipment.  Interest on amounts outstanding under the Existing Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Existing Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes.  The Company is also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $150,000,000. The Company was in compliance with all covenants under the Existing Credit Agreement, including specified ratios, as of September 30, 2015.

Other Indebtedness

The Company has one outstanding note, in the remaining principal amount of $11,000 at September 30, 2015 payable to a finance company for insurance.  This note was paid off in October 2015.

In addition, the Company leases vehicles and certain specialized seismic equipment under leases classified as capital leases.  The Company’s balance sheet as of September 30, 2015 and December 31, 2014 includes capital lease obligations of $1,574,000 and $1,650,000, respectively.

The following tables set forth the aggregate principal amount outstanding under our outstanding notes payable and the interest rates and monthly payments as of September 30, 2015 and December 31, 2014 with respect to the same.  Information as of December 31, 2014 does not include indebtedness of Legacy TGC as of such date, due to the accounting treatment of the Merger as a reverse acquisition as described in Notes 2 and 3.

	September 30, 2015	December 31, 2014
Notes payable to commercial banks
Aggregate principal amount outstanding	$10,598,000	$8,577,000
Interest rates	3.5%-4.6%	3.16%-4.6%
Monthly payments (excluding interest)	$128,363-$285,757	$128,363-$290,938

	September 30, 2015	December 31, 2014
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$11,000	—
Interest rates	4.09%	—

The aggregate maturities of the notes payable at September 30, 2015 are as follows:

October 2015 — September 2016	$7,175,000
October 2016 — September 2017	3,434,000
$10,609,000

The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of September 30, 2015:

October 2015 — September 2016	$983,000
October 2016 — September 2017	535,000
October 2017 — September 2018	56,000
$1,574,000

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

The Legacy Dawson Board formed a Special Litigation Committee (“SLC”), such committee was authorized to retain independent legal counsel, to investigate and make a final determination with respect to the claims in the demand letters and, prior to its dismissal, the Speese Lawsuit described above. On July 23, 2015, the SLC completed its review, determined that the evidence did not support the claims and rejected the demands.  On November 3, 2015 the Board of Directors approved a resolution from the SLC for the SLC to be dissolved effective October 31, 2015.

On May 25, 2015, flash flooding occurred in certain regions in Texas in which several of the Company’s data acquisition crews were operating. The flood waters destroyed approximately $593,000 net book value of the Company’s equipment. The Company believes its insurance coverage is adequate to cover losses related to the flooding.

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

The Company has non-cancelable operating leases for office space in Midland, Houston, Plano, Denison, Denver, Oklahoma City and Calgary, Alberta.

The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of September 30, 2015.

	Payments Due by Period (in 000’s)
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (office space)	$10,986	$1,550	$2,476	$1,766	$5,194

Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records deferred rent as the difference between the amount charged to expense and the rent paid. Rental expense under the Company’s operating leases with initial terms exceeding one year was $448,000 and $242,000 for the three months ended September 30, 2015 and 2014, respectively, and $1,253,000 and $725,000 for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, the Company had unused letters of credit totaling approximately $233,000. The Company’s letters of credit principally back obligations associated with Legacy Dawson’s self-insured retention on workers’ compensation claims outstanding prior to October 1, 2011. The Company is no longer self-insured for workers’ compensation claims after October 1, 2011.

8. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCK

Net loss per share attributable to common stock is calculated using the two-class method. The two-class method is an allocation method of calculating loss per share when a company’s capital structure includes participating securities that have rights to undistributed earnings. The Company’s employees and officers that hold unvested restricted stock are entitled to receive dividends declared by the Company.

The Company’s basic net loss per share attributable to common stock is computed by reducing the Company’s net loss by the net income allocable to unvested restricted stockholders that have a right to participate in earnings. The Company’s employees and officers that hold unvested restricted stock do not participate in losses because they are not contractually obligated to do so. The undistributed earnings are allocated based on the relative percentage of the weighted average unvested restricted stock awards. The basic net loss per share attributable to common stock is computed by dividing the net loss attributable to common stock by the weighted average shares outstanding. The weighted average shares outstanding for the three months ended September 30, 2015 was calculated by weighting the share activity for the Company by the number of days the shares were outstanding in the quarter. The weighted average number of shares outstanding for the nine months ended September 30, 2015 was calculated by totaling (i) the product of (x) the weighted shares of Legacy Dawson Common Stock outstanding at the beginning of the period multiplied by (y) the Exchange Ratio, plus (ii) the number of shares associated with awards of Legacy Dawson restricted stock and restricted stock units that vested in conjunction with the Merger, weighted as of February 11, 2015, plus (iii) the number of shares of Legacy TGC Common Stock outstanding immediately prior to the Merger, weighted to reflect that such shares were outstanding from February 11, 2015 until the end of the period.  The weighted average number of shares outstanding for the three and nine months ended September 30, 2014 was calculated as if the change of Legacy Dawson’s fiscal year end from September 30 to December 31 had occurred at the beginning of the period in calendar 2014 and the components of the weighted average shares calculation were multiplied by the Exchange Ratio.  The Company’s dilutive net loss per share attributable to common stock is computed by adjusting basic net loss per share attributable to common stock by diluted income allocable to unvested restricted stock, if any, divided by weighted average diluted shares outstanding. A reconciliation of the basic and diluted loss per share attributable to common stock is as follows:

Net Loss per Share Attributable to Common Stock

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in 000’s)		(in 000’s)
Net loss	$(2,870)	$(3,882)	$(21,339)	$(9,723)
Income allocable to unvested restricted stock	—	(15)	—	(44)
Basic loss attributable to common stock	$(2,870)	$(3,897)	$(21,339)	$(9,767)
Reallocation of participating earnings	—	—	—	—
Diluted loss attributable to common stock	$(2,870)	$(3,897)	$(21,339)	$(9,767)
Weighted average common shares outstanding:
Basic	21,571,513	14,011,789	20,386,202	14,010,557
Dilutive common stock options and restricted stock units	—	—	—	—
Diluted	21,571,513	14,011,789	20,386,202	14,010,557
Basic loss attributable to a share of common stock	$(0.13)	$(0.28)	$(1.05)	$(0.70)
Diluted loss attributable to a share of common stock	$(0.13)	$(0.28)	$(1.05)	$(0.70)

The Company had a net loss in each of the three and nine months ended September 30, 2015 and 2014. As a result, all stock options and restricted stock units were anti-dilutive and excluded from weighted average shares used in determining the diluted loss attributable to a share of common stock for the respective periods. The following weighted average numbers of stock options and restricted stock units have been excluded from the calculation of diluted loss per share attributable to common stock, as their effect would be anti-dilutive for each of the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Stock options	158,732	161,275	159,860	161,884
Restricted stock units	129,247	38,555	125,702	39,486
Total	287,979	199,830	285,562	201,370

There was no unvested restricted stock included in common stock outstanding at September 30, 2015. There were 182,160 shares of unvested restricted stock at September 30, 2014 included in common stock outstanding as such shares had a non-forfeitable right to participate in any dividends that might be declared and have the right to vote.

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

Following the Merger, the merged Company’s Board of Directors, after consideration of general economic and market conditions affecting the energy industry in general, and the oilfield services business in particular, determined that the Company would not pay a dividend for the foreseeable future. Payment of any dividends in the future will be at the discretion of the Company’s Board of Directors and will depend on the Company’s financial condition, results of operations, capital and legal requirements, and other factors deemed relevant by the Board of Directors.

10. SUBSEQUENT EVENTS

On October 1, 2015, the Company entered into an agreement with AON Premium Finance, LLC to finance certain insurance policies for the 2015/2016 policy period. The amount financed was $1,045,280 and accrues interest at a rate of 2.35%. This note is payable over the next ten months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On February 11, 2015, Legacy TGC completed the merger with Legacy Dawson pursuant to which a wholly-owned subsidiary of Legacy TGC merged with and into Legacy Dawson, with Legacy Dawson continuing after the merger as the surviving entity and a wholly-owned subsidiary of Legacy TGC. The common stock of the merged company is listed on the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “DWSN.” Under the merger agreement, at the effective time of the Merger, each issued and outstanding share of Legacy Dawson’s common stock, par value $0.33 1/3 per share, including shares underlying Legacy Dawson’s outstanding equity awards, were converted into the right to receive 1.760 shares of common stock of Legacy TGC, par value $0.01 per share (the “Legacy TGC Common Stock”), after giving effect to a 1-for-3 reverse stock split of Legacy TGC Common Stock which occurred immediately prior to the Merger. Also in conjunction with the Merger, Legacy Dawson was delisted on NASDAQ.

The Merger has been accounted for as a reverse acquisition under which Legacy Dawson was considered the accounting acquirer of Legacy TGC. As such, the financial statements of Legacy Dawson are treated as the historical financial statements of the merged company. Except as otherwise specifically provided, this discussion and analysis relates to the business and operations of Legacy Dawson and its consolidated subsidiaries for the periods prior to the closing of the Merger and on a consolidated basis with Legacy TGC and its subsidiaries after the closing of the Merger.

You should read this discussion in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-Q.  Except as otherwise specifically noted herein, all references in this Form 10-Q to the “Company,” “we,” “us” or “our” refer to (i) Legacy Dawson and its consolidated subsidiaries, for periods through February 11, 2015 and (ii) the merged company for periods on or after February 12, 2015.

Forward Looking Statements

Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to dependence upon energy industry spending, the volatility of oil and natural gas prices, high fixed costs of operations, operational disruptions, changes in economic conditions, industry competition, the potential for contract delay or cancellations of service contracts, the availability of capital resources, weather interruptions, limited number of customers, and credit risk related to our customers. A discussion of these factors, including risks and uncertainties, is set forth under “Risk Factors” in Exhibit 99.5 to our Form 8-K/A that was filed with the SEC on April 30, 2015 and in our other reports filed from time to time with the SEC. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.

Overview

We are a leading provider of North America onshore seismic data acquisition services with operations throughout the continental United States and Canada.  Substantially all of our revenues are derived from the seismic data acquisition services we provide to our clients, mainly oil and natural gas companies of all sizes. Our clients consist of major oil and gas companies, independent oil and gas companies and providers of multi-client data libraries.  Demand for our services depends upon the level of spending by these companies for exploration, production, development and field management activities, which depends, in part, on oil and natural gas prices. Significant fluctuations in domestic oil and natural gas exploration activities and commodity prices, as we have recently experienced, have and will continue to affect demand for our services and our results of operations and such fluctuations continue to be the single most important factor affecting our business and results of operations.

The Company operated approximately ten crews in the United States with limited activity in Canada during the third quarter of 2015. We anticipate operating eight to ten data acquisition crews in the United States with limited activity in Canada during the fourth quarter ending December 31, 2015, and, based on currently available information, we anticipate operating eight to ten seismic data acquisition crews in the United States through the latter part of the first quarter of 2016.  The majority of our crews are currently working in oil producing basins. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity and utilization level of our data acquisition crews. Factors impacting productivity and utilization levels include client demand, commodity prices, whether we enter into turnkey or term contracts with our clients, the number and size of crews and the number of recording channels per crew, as well as crew downtime related to inclement weather, delays in acquiring land access permits, agricultural or hunting activity, holiday schedules, short winter days and crew repositioning or equipment failure. To the extent we experience these factors, our operating results may be affected from quarter to quarter. Consequently, our efforts to negotiate favorable contract terms in our supplemental service agreements, to mitigate permit access delays and to improve overall crew productivity may contribute to growth in our revenues.

Demand for our services is at reduced levels from recent years and is anticipated to remain at such levels through 2015 and into 2016 in response to decreasing and uncertain commodity prices as well as reduced client expenditures. We have experienced several client-directed delays over the last several months. We have also been impacted by severe weather conditions and flooding in many areas of operation, a weaker than anticipated Canadian season and reduced utilization rates of deployed data acquisition crews in the lower 48 United States. Severe weather conditions that began in mid-April and that were subsequently followed by Tropical Storm Bill later in the second quarter negatively affected our operations in Texas and the mid-continent region where many of our crews were deployed. These multiple weather delays during the second quarter greatly impacted utilization on seven of the active crews and delayed deployment of three additional crews on new projects.  Reduced demand and client delays continued in these areas during the third quarter of 2015 which negatively impacted crew utilization.  This negative utilization was offset by increased crew utilization as a result of improved weather conditions and operational discipline in the other areas we worked.

Most of our client contracts are turnkey contracts. The percentage of revenues derived from turnkey contracts represented approximately three-quarters of our revenues in the first nine months of 2015 and approximately three-quarters of Legacy Dawson’s revenues throughout 2014. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the percentage of turnkey contracts to remain high as we continue to expand our operations in the mid-continent, western and southwestern regions of the United States in which turnkey contracts are more common.

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

Reimbursable third-party charges related to our use of helicopter support services, permit support services, specialized survey technologies and dynamite energy sources in areas with limited access are another important factor affecting our results. Revenues associated with third-party charges continued to decline as a percentage of revenue during 2014 and the first three quarters of 2015. We expect that as we continue to expand our operations in the more open terrain of the mid-continent, western and southwestern regions of the United States, the level of these third-party charges will continue to be generally within or below Legacy Dawson’s historical range of 25% to 35% of revenue.

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

Items Affecting Comparability of Our Financial Results

As discussed above, the Merger has been accounted for as a reverse acquisition under which Legacy Dawson was considered the accounting acquirer of Legacy TGC. As such, the historical financial statements of Legacy Dawson are treated as the historical financial statements of the merged company. Accordingly, the financial results of the merged company for the three months ended September 30, 2015 presented in this Form 10-Q are compared to the results for Legacy Dawson for the three months ended September 30, 2014. The financial results for the nine months ended September 30, 2015 presented in this Form 10-Q reflect the operations of Legacy Dawson for the period January 1 through February 11, 2015 and the operations of the merged company for the period February 12 through September 30, 2015. Such results are compared to the results for Legacy Dawson for the period January 1 through September 30, 2014. Further, the merged companies adopted a calendar fiscal year ending December 31. Due to the foregoing, our financial results for the quarter and nine months ended September 30, 2014 are not comparable to our financial results for the quarter and nine months ended September 30, 2015 as a result of the combination of the assets and results of operations of two previously separate companies.

Results of Operations

Operating Revenues. Our operating revenues for the third quarter of 2015 were essentially unchanged at $62,498,000 as compared to $62,570,000 in the same period of 2014, and decreased by 7.2% to $179,555,000 during the first nine months of 2015 as compared to $193,502,000 in the same period of 2014.  The revenue decrease was primarily due to the significant reduction in utilization rates in the first three quarters of 2015 as demand for our services has decreased as a result of decreasing and uncertain commodity prices and reduced client expenditures, partially offset by the revenue from our Canadian operations that were acquired in the Merger and by weather stand-by charges on several of our crews. Severe weather conditions in several areas of operation early in the first and second quarter also led to short term project delays. Reimbursed third-party charges as a percentage of revenues were below our historical ranges during the nine months ended September 2015.

Operating Costs.  Operating expenses for the third quarter and first nine months of 2015 decreased to $50,195,000 and $158,385,000, respectively, as compared to $54,529,000 and $164,228,000, respectively, for the same periods of 2014. The primary contributing factor to the decrease in operating expenses was the decrease in reimbursed third party charges. Operating expenses excluding third party charges increased slightly during fiscal 2015 as compared to the corresponding period of fiscal 2014 with the addition of Legacy TGC crews in the United States and Canada following the Merger.  Although the dollar amount of operating costs decreased between the two periods, operating costs as a percentage of revenue increased between periods due to reduced revenue.

Selling, general and administrative expenses.  Selling, general and administrative expenses were 8.0% and 10.1% of revenues in the third quarter and first nine months of 2015, respectively, compared to 7.5% and 6.2% of revenues, respectively, in the same periods of 2014. General and administrative expenses increased to $4,999,000 during the third quarter of 2015 from $4,710,000 during the same period of 2014 and increased to $18,142,000 during the first nine months of 2015 from $11,919,000 during the first nine months of 2014. The primary factors for the increase in general and administrative expenses were transaction costs of approximately $2,885,000 related to the Merger for the nine months ended September 30, 2015 and severance expenses of approximately $1,198,000, related to an approximate 30 percent reduction in work force since the closing of the Merger, for the nine months ended September 30, 2015. Future savings associated with our reductions in workforce will be realized primarily in the company’s operating expenses. In addition, general and administrative costs have increased from the same period in fiscal 2014 as a result of increased employee costs to support our expanded company and additional administrative costs associated with the Canadian operations acquired in the Merger.

Depreciation expense.  Depreciation for the third quarter and first nine months of 2015 totaled $11,966,000 and $35,569,000, respectively, compared to $9,862,000 and $30,292,000 for the third quarter and first nine months of 2014, respectively. The increase in depreciation expense is related to the additional assets acquired in the Merger, partially offset by fewer capital expenditures during the current year. Our depreciation expense is expected to remain flat during 2015, primarily due to limited capital expenditures to maintain our existing asset base.

Our total operating costs for the third quarter of 2015 were $67,160,000, representing a 2.8% decrease from the corresponding quarter of 2014. Our operating costs for the first nine months of 2015 were $212,096,000, representing a 2.7% increase from the first nine months of 2014. These changes were primarily due to the factors described above.

Income Taxes. Income tax benefit was $1,410,000 and $11,095,000 for the third quarter and the first nine months of 2015, respectively, as compared to income tax benefit of $2,319,000 and $3,043,000, respectively, for the same periods of 2014. The effective tax benefit rates for the nine months ended September 30, 2015 and 2014 were approximately 34.2% and 23.8%, respectively. Our effective tax benefit rates increased as compared to the corresponding prior periods primarily due to the increase in pre-tax losses that were partially offset by the effect of permanent tax differences. Our effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, non-deductible expenses, discrete items and expenses related to share-based compensation that were not expected to result in a tax deduction.

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

The reconciliation of our EBITDA to our net loss and net cash provided by operating activities, which are the most directly comparable GAAP financial measures, are provided in the tables below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net loss	$(2,870)	$(3,882)	$(21,339)	$(9,723)
Depreciation and amortization	11,966	9,862	35,569	30,292
Interest expense (income), net	120	87	408	344
Income tax benefit	(1,410)	(2,319)	(11,095)	(3,043)
EBITDA	$7,806	$3,748	$3,543	$17,870

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net cash provided by (used in) operating activities	$5,170	$(447)	$17,878	$32,155
Changes in working capital and other items	2,696	4,324	(13,541)	(13,464)
Noncash adjustments to net loss	(60)	(129)	(794)	(821)
EBITDA	$7,806	$3,748	$3,543	$17,870

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

Cash Flows.  Net cash provided by operating activities was $17,878,000 and $32,155,000 for the nine months ended September 30, 2015 and 2014, respectively. This decrease primarily reflects our decline in revenues during the nine months ended September 30, 2015. This decrease in revenues was not matched by a decrease in overall operating expenses and, as a result, our margins and net results from operating activities were negatively affected. In addition, cash provided by operating activities included $12,117,000 and $15,314,000 of cash inflows associated with changes in working capital for the nine months ended September 30, 2015 and 2014, respectively.

Net cash provided by investing activities was $17,853,000 for the nine months ended September 30, 2015.  Net cash used in investing activities was $9,764,000 for the nine months ended September 30, 2014.  The net cash provided by investing activities during the nine months ended September 30, 2015 primarily represents cash of $12,382,000 acquired in the Merger, $9,500,000 of short term investment maturities that were not reinvested and $1,094,000 in proceeds from disposal of assets. These increases in cash provided by investing activities were partially offset by cash capital expenditures of $5,123,000. During the nine months ended September 30, 2014, cash of $11,446,000 was used to purchase property and equipment, which was partially offset by $2,682,000 in proceeds from disposals of assets.

Net cash used in financing activities was $10,988,000 during the nine months ended September 30, 2015 and included principal payments of $14,152,000 on our notes, proceeds of $5,144,000 on our New Term Loan (as defined below), payments of $1,165,000 under our capital leases, and outflows of $815,000 associated with taxes related to stock vesting. In the first nine months of 2014, net cash used in financing activities was $11,153,000 and included principal payments of $8,510,000 on Legacy Dawson term notes, payments of $726,000 under our capital leases, and cash dividends paid of $1,935,000.

Capital Expenditures. Our Board of Directors has approved a 2015 capital budget of $10,000,000. To date, $5,385,000 of the capital budget has been spent for maintenance capital purposes. We anticipate that our capital expenditures for 2015 will be less than the capital budget approved by our Board of Directors.

We continually strive to supply our clients with technologically advanced 3-D seismic data acquisition recording systems and data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.

Capital Resources. Historically, we have primarily relied on cash generated from operations, cash reserves and borrowings from commercial banks to fund our working capital requirements and, to some extent, our capital expenditures. Recently, we have funded some of our capital expenditures through equipment term loans and capital leases. From time to time in the past, we have also funded our capital expenditures and other financing needs through public equity offerings.

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

Legacy Dawson Credit Agreement

The Legacy Dawson Credit Facilities provided for a revolving line of credit and term loans to be made pursuant to notes.  We did not utilize the line of credit available under the Legacy Dawson Credit Facilities prior to the termination of the Legacy Dawson Credit Facilities.  Prior to termination of the Legacy Dawson Credit Facilities, we had three outstanding notes payable under the term loan feature of the Legacy Dawson Credit Agreement, which represented a remaining aggregate principal amount of $8,577,000 as of December 31, 2014.  Interest on amounts outstanding under the Legacy Dawson Credit Agreement accrued at an annual rate equal to either the 30-day London Interbank Offered Rate (“LIBOR”), plus two and one-quarter percent, or the Prime Rate, minus three-quarters percent, as we directed monthly, subject to an interest rate floor of 4%.  All amounts owed under the Legacy Dawson Credit Facilities were repaid using proceeds of the New Term Loan and totaled approximately $5,144,000.

Existing Credit Agreement

We have one outstanding note payable at September 30, 2015 under the term loan feature of the Existing Credit Agreement with a principal amount of $4,286,000.  In addition, we have three outstanding notes payable that are not under the term loan feature of the Existing Credit Agreement, representing a remaining aggregate principal amount of $6,312,000 as of September 30, 2015.  In addition, the Existing Credit Agreement permits us to borrow, repay and re-borrow, from time to time until June 30, 2017, up to the lesser of $20.0 million or 80% of our eligible accounts receivable less the then-outstanding principal balance of the New Term Loan (the “Existing Line of Credit”). The term “New Term Loan” means the term loan entered into as of June 30, 2015 pursuant to a promissory note in the principal amount of $5,144,000.  We have not utilized the Existing Line of Credit during the current year, and we have the full Existing Line of Credit available for borrowing.

Our obligations under the Existing Line of Credit are secured by a security interest in our accounts receivable, and the term notes are secured by certain of our core equipment.  Interest on amounts outstanding under the Existing Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Existing Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes.  We are also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $150,000,000. We were in compliance with all covenants under the Existing Credit Agreement, including specified ratios, as of September 30, 2015.

Other Indebtedness

We have one outstanding note, in the remaining principal amount of $11,000 at September 30, 2015 payable to a finance company for insurance.  This note was paid off in October 2015.

In addition, we lease vehicles and certain specialized seismic equipment under leases classified as capital leases.  Our balance sheet as of September 30, 2015 and December 31, 2014 includes capital lease obligations of $1,574,000 and $1,650,000, respectively.

The following tables set forth the aggregate principal amount outstanding under our outstanding notes payable and the interest rates and monthly payments as of September 30, 2015 and December 31, 2014 with respect to the same.  Information as of December 31, 2014 does not include indebtedness of Legacy TGC as of such date, due to the accounting treatment of the Merger as a reverse acquisition as described in Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements.

	September 30, 2015	December 31, 2014
Notes payable to commercial banks
Aggregate principal amount outstanding	$10,598,000	$8,577,000
Interest rates	3.5%-4.6%	3.16%-4.6%
Monthly payments (excluding interest)	$128,363-$285,757	$128,363-$290,938

	September 30, 2015	December 31, 2014
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$11,000	—
Interest rates	4.09%	—

The aggregate maturities of the notes payable at September 30, 2015 are as follows:

October 2015 — September 2016	$7,175,000
October 2016 — September 2017	3,434,000
$10,609,000

The following is a schedule showing the future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of September 30, 2015:

October 2015 — September 2016	$983,000
October 2016 — September 2017	535,000
October 2017 — September 2018	56,000
$1,574,000

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

The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of September 30, 2015.

	Payments Due by Period (in 000’s)
Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations (office space)	$10,986	$1,550	$2,476	$1,766	$5,194
Capital lease obligations	1,574	983	535	56	—
Debt obligations	10,609	7,175	3,434	—	—

Total	$23,169	$9,708	$6,445	$1,822	$5,194

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements.

Critical Accounting Policies

Information regarding our critical accounting policies and estimates is included in Note 1 “Summary of Significant Accounting Policies” in Exhibit 99.1 to our Form 8-K/A that was filed with the Securities and Exchange Commission on April 30, 2015.

Recently Issued Accounting Pronouncements

In September 2015, the FASB issued ASU 2015-16 that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is effective for public entities for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2015-16 during the quarter ended September 30, 2015. The adoption of ASU 2015-16 did not materially affect our consolidated results of operations, statement of financial position or financial statement disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40). This ASU provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. This ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We are currently evaluating the new guidance and we do not expect that it will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but only for fiscal years beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method of adoption. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements and the method of adoption.

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

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. We believe that our allowance for doubtful accounts of $250,000 at September 30, 2015 is adequate to cover exposures related to our trade account balances.

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

Interest Rate Risk. We are exposed to the impact of interest rate changes on the outstanding indebtedness under our Existing Credit Agreement, which bear interest at variable rates.

We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At September 30, 2015, cash and cash equivalents totaled $39,015,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer, our Executive Vice President, Treasurer and Chief Financial Officer and our Executive Vice President, Secretary and Chief Accounting Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, our Executive Vice President, Treasurer and Chief Financial Officer and our Executive Vice President, Secretary and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. We completed the Merger on February 11, 2015. We have extended our oversight and monitoring processes that support our internal control over financial reporting to include Legacy TGC’s operations. Except for this extension, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

DAWSON GEOPHYSICAL COMPANY

DATE: November 6, 2015	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors, President and Chief Executive Officer

DATE: November 6, 2015	By:	/s/ James K. Brata
James K. Brata
Executive Vice President, Treasurer and Chief Financial Officer

DATE: November 6, 2015	By:	/s/ Christina W. Hagan
Christina W. Hagan
Executive Vice President, Secretary and Chief Accounting Officer

INDEX TO EXHIBITS

Number	Exhibit

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (ii) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to Consolidated Financial Statements.

*                          Filed herewith.