Form 10-Q
period 2016-03-31
DAWSON GEOPHYSICAL CO
filed 2016-05-10
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Registrant’s Telephone Number, Including Area Code: 432-684-3000

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 4, 2016

Common Stock, $0.01 par value	21,596,240 shares

DAWSON GEOPHYSICAL COMPANY

EXPLANATORY NOTE

This report is the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 (this “Form 10-Q”) of Dawson Geophysical Company, which was formerly known as TGC Industries, Inc. (“Legacy TGC”) prior to the consummation on February 11, 2015 of the strategic business combination described below.

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

The Merger has been accounted for as a reverse acquisition under which Legacy Dawson was considered the accounting acquirer of Legacy TGC. As such, the historical financial statements of Legacy Dawson are treated as the historical financial statements of the merged company. Accordingly, the financial results of the Company for the three months ended March 31, 2016 presented in this Form 10-Q are compared to the results for Legacy Dawson for the period January 1 through February 11, 2015 and the operations of the merged entity for the period February 12 through March 31, 2015, and therefore, are not directly comparable.

See Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements for additional information.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,378,000	$37,009,000
Short-term investments	32,250,000	21,000,000
Accounts receivable, net	26,720,000	35,700,000
Prepaid expenses and other assets	5,605,000	6,150,000

Total current assets	94,953,000	99,859,000

Property and equipment, net	139,136,000	147,567,000

Intangibles	361,000	361,000

Total assets	$234,450,000	$247,787,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,152,000	$8,401,000
Accrued liabilities:
Payroll costs and other taxes	2,704,000	1,074,000
Other	5,181,000	4,604,000
Deferred revenue	5,615,000	6,146,000
Current maturities of notes payable and obligations under capital leases	7,141,000	8,585,000

Total current liabilities	24,793,000	28,810,000

Long-term liabilities:
Notes payable and obligations under capital leases less current maturities	1,295,000	2,106,000
Deferred tax liability, net	4,429,000	5,319,000
Other accrued liabilities	1,899,000	1,834,000

Total long-term liabilities	7,623,000	9,259,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized, 21,644,685 and 21,629,310 issued, and 21,596,240 and 21,580,865 shares outstanding at March 31, 2016 and December 31, 2015, respectively	216,000	216,000
Additional paid-in capital	142,466,000	142,269,000
Retained earnings	60,457,000	69,057,000
Treasury stock, at cost; 48,445 shares at March 31, 2016 and December 31, 2015	—	—
Accumulated other comprehensive loss, net of tax	(1,105,000)	(1,824,000)

Total stockholders’ equity	202,034,000	209,718,000

Total liabilities and stockholders’ equity	$234,450,000	$247,787,000

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

Operating revenues	$47,055,000	$73,722,000
Operating costs:
Operating expenses	40,081,000	64,791,000
General and administrative	5,560,000	7,522,000
Depreciation and amortization	12,045,000	11,223,000
	57,686,000	83,536,000

Loss from operations	(10,631,000)	(9,814,000)
Other income (expense):
Interest income	64,000	24,000
Interest expense	(96,000)	(147,000)
Other income	1,095,000	32,000
Loss before income tax	(9,568,000)	(9,905,000)

Income tax benefit	968,000	3,313,000

Net loss	$(8,600,000)	$(6,592,000)

Other comprehensive gain (loss):
Net unrealized gain (loss) on foreign exchange rate translation, net of tax	$719,000	$(418,000)

Comprehensive loss	$(7,881,000)	$(7,010,000)

Basic loss per share attributable to common stock	$(0.40)	$(0.37)

Diluted loss per share attributable to common stock	$(0.40)	$(0.37)

Weighted average equivalent common shares outstanding	21,629,817	18,021,366

Weighted average equivalent common shares outstanding-assuming dilution	21,629,817	18,021,366

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,600,000)	$(6,592,000)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,045,000	11,223,000
Noncash compensation	197,000	531,000
Deferred income tax benefit	(1,033,000)	(3,418,000)
Gain on insurance proceeds from insurance settlement	(909,000)	—
Other	111,000	(39,000)

Change in current assets and liabilities:
Decrease (increase) in accounts receivable	8,980,000	(6,211,000)
Decrease (increase) in prepaid expenses and other assets	545,000	(819,000)
(Decrease) increase in accounts payable	(4,249,000)	2,259,000
Increase (decrease) in accrued liabilities	2,207,000	(192,000)
Decrease in deferred revenue	(531,000)	(4,000)

Net cash provided by (used in) operating activities	8,763,000	(3,262,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from merger	—	12,382,000
Capital expenditures, net of noncash capital expenditures summarized below	(4,232,000)	(1,189,000)
Proceeds from maturity of short-term investments	20,000,000	6,750,000
Acquisition of short-term investments	(31,250,000)	(5,500,000)
Proceeds from disposal of assets	1,201,000	603,000
Proceeds on flood insurance claim	909,000	—

Net cash (used in) provided by investing activities	(13,372,000)	13,046,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(2,063,000)	(2,847,000)
Principal payments on capital lease obligations	(192,000)	(378,000)
Excess tax benefit from share-based payment arrangement	—	(340,000)
Tax withholdings related to stock based compensation awards	—	(120,000)

Net cash used in financing activities	(2,255,000)	(3,685,000)

Effect of exchange rate changes in cash and cash equivalents	233,000	(101,000)

Net (decrease) increase in cash and cash equivalents	(6,631,000)	5,998,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,009,000	14,644,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,378,000	$20,642,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$96,000	$152,000
Cash paid for income taxes	$2,000	$215,000
Cash received for income taxes	$156,000	$520,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in accrued purchases of property and equipment	$—	$19,000
Capital lease obligations incurred	$—	$126,000
Stock consideration to consummate the merger	$—	$42,902,000

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND NATURE OF OPERATIONS

Founded in 1952, the Company acquires and processes 2-D, 3-D and multi-component seismic data for its clients, ranging from major oil and gas companies to independent oil and gas operators as well as providers of multi-client data libraries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

These condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the United States have been omitted.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included on the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

As discussed more fully in Note 3, on February 11, 2015, Legacy Dawson completed the Merger with a wholly-owned subsidiary of Legacy TGC (“Merger Sub”), with Legacy Dawson continuing after the Merger as the surviving entity and a wholly-owned subsidiary of Legacy TGC. The Merger was accounted for as a purchase of Legacy TGC by Legacy Dawson in a “reverse acquisition” because the existing shareholders of Legacy TGC prior to the Merger did not have voting control of the combined entity after the Merger. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent entity, Legacy TGC, is not assumed to be the acquirer and the financial statements of the combined entity are those of the accounting acquirer, Legacy Dawson, including any comparative prior year financial statements presented by the combined entity. Accordingly, the financial results of the Company for the three months ended March 31, 2016 presented in this Form 10-Q are compared to the results for Legacy Dawson for the period January 1 through February 11, 2015 and the operations of the merged entity for the period February 12 through March 31, 2015. Additionally, all historical equity accounts and awards of Legacy Dawson, including par value per share, share and per share numbers, have been adjusted to reflect the number of shares received in the Merger.  Further, in connection with the Merger in 2015, Legacy Dawson changed its fiscal year end from September 30 to December 31.

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

Principles of Consolidation.  The condensed consolidated financial statements for the three months ended March 31, 2016 and 2015 include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Eagle Canada, Inc., Dawson Seismic Services Holdings, Inc., Eagle Canada Seismic Services ULC, Tidelands Geophysical Co., Inc. and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents.  The Company considers demand deposits, certificates of deposit, overnight investments, money market funds and all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts.  Management prepares its allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs and its current client base. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. The Company’s allowance for doubtful accounts was $250,000 at March 31, 2016 and December 31, 2015.

Property and Equipment.  As discussed more fully in Note 3, the Merger was accounted for as a reverse acquisition, and the Company accounted for the transaction by using Legacy Dawson’s historical information and accounting policies and adding the assets and liabilities of Legacy TGC as of the completion date of the Merger at their respective fair values. As a result, Legacy Dawson’s property and equipment is capitalized at historical cost and depreciated over the useful life of the assets and Legacy

TGC’s property and equipment is capitalized at its estimated fair values as of the merger date and depreciated over the remaining useful life of the assets.

Management’s estimation of the useful life of assets is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the asset. As circumstances change and new information becomes available, these estimates could change. During the first quarter of 2016, the Company’s management evaluated the useful life of a limited line of certain seismic equipment assets and determined that an adjustment to their useful lives was necessary which resulted in an immaterial impact on depreciation expense on the Company’s financial statements. Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the condensed consolidated balance sheet, and any resulting gain or loss is reflected in the results of operations for the period.

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

Impairment of Long-lived Assets.  Long-lived assets are reviewed for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets and the fair value of the assets is below the carrying value of the assets. Management’s forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on the Company’s anticipated future results while considering anticipated future oil and natural gas prices, which is fundamental in assessing demand for the Company’s services. If the carrying amounts of the assets exceed the estimated expected undiscounted future cash flows, the Company measures the amount of possible impairment by comparing the carrying amount of the assets to the fair value. Although the Company does not currently anticipate an impairment of its assets, if oil and natural gas prices remain at current levels for an extended period of time or decline further, the Company may be exposed to impairment charges in future periods, which could negatively affect the Company’s results of operations in a material manner in the period in which they are recorded.

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

In some instances, the contract contains certain permitting, surveying and drilling costs that are incorporated into the per unit of data acquired rate. In these circumstances, these set up costs are capitalized and amortized as services are provided.

Stock-Based Compensation.  The Company measures all employee stock-based compensation awards, which include stock options, restricted stock, restricted stock units and common stock awards, using the fair value method and recognizes compensation cost, net of estimated forfeitures, in its financial statements. The Company records compensation expense as operating or general and administrative expense, as appropriate, in the condensed consolidated statements of operations on a straight-line basis over the vesting period of the related stock options, restricted stock awards or restricted stock units.

Foreign Currency Translation.  The U.S. Dollar is the reporting currency for all periods presented. The functional currency of the Company’s foreign subsidiaries is generally the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. Dollars at the exchange rate on the balance sheet date. Income and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translation are recorded as a separate component of accumulated other comprehensive (loss) income in the condensed consolidated balance sheets. Foreign currency transaction gains (losses) are included in the condensed consolidated statements of operations as other income (expense).

Income Taxes.  The Company accounts for income taxes by recognizing amounts of taxes payable or refundable for the current year, and by using an asset and liability approach in recognizing the amount of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Management determines deferred taxes by identifying the types and amounts of existing temporary differences and by measuring the total deferred tax asset or liability using the applicable tax rate in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the year of an enacted rate change. The deferred tax asset is reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management’s methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining the annual effective tax rate and the valuation of deferred tax assets, which can create variances between actual results and estimates and could have a material impact on the Company’s provision or benefit for income taxes. The Company’s effective tax rates differ from the statutory federal rate of 35% for certain items such as valuation allowances, state and local taxes, non-deductible expenses, discrete items and expenses related to share-based compensation that are not expected to result in a tax deduction.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify accounting for share-based payments awarded to employees, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or modified approach to adopt ASU No. 2014-09. In March 2016, ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Gross versus Net), was issued and in April 2016, ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, was issued. These updates do not change the core principle of the guidance under ASU No. 2014-09, but rather provide implementation guidance. In August 2015, ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, was issued and it amended the effective date of ASU No. 2014-09 for public companies to annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but only beginning after December 15, 2016. The Company is currently evaluating the new guidance in these updates to determine the impact they will have on its condensed consolidated financial statements and the method of adoption.

3. MERGER

On February 11, 2015, the Company completed the Merger. Immediately prior to the effective time of the Merger, Legacy TGC effected a reverse stock split with respect to its common stock, par value $0.01 per share (the “Legacy TGC Common Stock”), on a one-for-three ratio (the “Reverse Stock Split”) to reduce the total number of shares of Legacy TGC Common Stock outstanding. After giving effect to the Reverse Stock Split, at the effective time of the Merger, without any action on the part of any shareholder, each issued and outstanding share of Legacy Dawson’s common stock, par value $0.33-1/3 per share (the “Legacy Dawson Common Stock”), including shares underlying Legacy Dawson’s outstanding equity awards (but excluding any shares of Legacy Dawson Common Stock owned by Legacy TGC, Merger Sub or Legacy Dawson or any wholly-owned subsidiary of Legacy Dawson), were converted into the right to receive 1.760 shares of Legacy TGC Common Stock (the “Exchange Ratio”).

The Merger was accounted for as a reverse acquisition under the acquisition method of accounting in accordance with ASC No. 805, “Business Combinations.” The Company accounted for the transaction by using Legacy Dawson’s historical information and accounting policies and adding the assets and liabilities of Legacy TGC at their respective fair values. Consequently, Legacy Dawson’s assets and liabilities retained their carrying values, and Legacy TGC’s assets acquired and liabilities assumed by Legacy Dawson as the accounting acquirer in the Merger were recorded at their fair values measured as of February 11, 2015, the effective date of the Merger.

In the fourth quarter of 2015, management finalized its valuation of assets acquired and liabilities assumed in connection with the Merger. As a result, the fair value of the assets acquired and the liabilities assumed have changed since the comparative period ending March 31, 2015 since that period reflected preliminary fair value estimates. The fair value of acquired property and equipment was ultimately concluded to be $5,055,000 higher than preliminarily estimated, the fair value of current liabilities assumed was higher by $943,000, the fair value of current assets was lower by $625,000, the fair value of intangible assets was lower by $2,953,000, and the net deferred tax asset as a result of these adjustments was $534,000 lower. As such, for the fourth quarter of 2015, we recorded a $628,000 increase to depreciation expense and a $697,000 reduction to amortization expense as compared to what we would have recorded had the final valuations of assets acquired and liabilities assumed been recorded as of the acquisition date in February 2015. The following table summarizes the final fair values of the assets acquired and liabilities assumed at the Merger date:

Fair Value (in 000’s)

Stock consideration	$42,902
Interest bearing debt assumed	12,048
Debt-free current liabilities	13,590
Total purchase price consideration including liabilities assumed	$68,540

Value of current assets
Current assets excluding cash and cash equivalents	$15,531
Cash and cash equivalents	12,382
Total current assets	$27,913

Identified tangible assets
Fair value of property and equipment	$33,867

Identified intangible assets
Trademarks/tradenames	$400

Net deferred tax asset	$6,360

Total indicated value of assets	$68,540

The value of the stock consideration was determined based on the closing price of Legacy TGC on the February 11, 2015 closing date and the 7,381,476 shares outstanding. As a result of the consideration transferred being less than the book value of net assets acquired, the Company was required to analyze the purchase price allocation and the potential reasonableness of reflecting a bargain purchase. Upon completing this analysis, the Company determined that the Merger was not an acquisition of a distressed business or a bargain purchase and accordingly reflected a substantial reduction in the property and equipment to its fair value which was reflected by the value of the consideration transferred. Furthermore, in allocating the remainder of the purchase price to the indicated fair value of the property and equipment, there was not any excess purchase price to be allocated to goodwill. Measurements used to determine fair value were deemed to be level 3 fair value measurements.

Trade receivables and payables, as well as other current and non-current assets and liabilities, were recorded at their expected settlement amounts as they approximate the fair value of those items at the time of the Merger, based on management’s judgments and estimates.

Property and equipment were valued using a combination of the income approach, the market approach and the cost approach which was based on current replacement and/or reproduction cost of the asset as new, less depreciation attributable to physical, functional, and economic factors. Useful lives of the property and equipment were estimated to be between eighteen months and twelve years.

Trademarks were valued using the relief from royalty method. Relief from royalty method under the income approach estimates the cost savings that accrue to the Company which would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. Trademarks are considered to have an indefinite life and as a result are not amortizable.

Existing long-term debt assumed in the Merger was recorded at fair valued based on a current market rate.

Deferred income tax assets and liabilities as of the acquisition date represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax basis. At the acquisition date, the Company accrued approximately $865,000 for unrecognized tax benefits and contingencies related to certain tax matters.

The Company incurred approximately $2,600,000 in Merger related costs on a pretax basis during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Company’s income statement includes $8,592,000 of revenues and $2,837,000 of net loss from Legacy TGC.

4. SHORT-TERM INVESTMENTS

The Company had short-term investments at March 31, 2016 and December 31, 2015 consisting of certificates of deposit with original maturities greater than three months, but less than a year. Certificates of deposit are limited to one per banking institution and no single investment exceeded the FDIC insurance limit at March 31, 2016 or December 31, 2015.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

At March 31, 2016 and December 31, 2015, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, trade and other receivables, other current assets, accounts payable, other current liabilities and term notes (defined below). Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the term notes approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s term notes and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

6. DEBT

Credit Agreement

The Company’s existing Credit Agreement with Sovereign Bank (the “Credit Agreement”) includes a term loan feature and a revolving loan feature, and also allows for the issuance of letters of credit and other promissory notes. The Company can borrow up to a maximum of $20.0 million pursuant to the Credit Agreement, subject to the terms and limitations discussed below.

The Company has one outstanding note payable at March 31, 2016 under the term loan feature of the Credit Agreement with a principal amount of $2,572,000 (the “Term Loan”).  In addition, the Company has two outstanding notes payable under the Credit Agreement that are not under the term loan feature (and therefore, do not count towards the maximum amounts that we may borrow) which were incurred to purchase (and are secured by) equipment, representing a remaining aggregate principal amount of $4,332,000 as of March 31, 2016. In addition, the Credit Agreement permits the Company to borrow, repay and re-borrow, from time to time until June 30, 2017, up to the lesser of $20.0 million or 80% of the Company’s eligible accounts receivable less the then-outstanding principal balance of the Term Loan (the “Line of Credit”). The Company has not utilized the Line of Credit during the current year and has the full Line of Credit available for borrowing. Because the Company’s ability to borrow funds under the revolving line of credit is tied to the amount of the Company’s eligible accounts receivable, if the Company’s accounts receivable decrease materially for any reason, including delays, reductions or cancellations by clients or decreased demand for our services, our ability to borrow to fund operations or other obligations may be limited.

Sovereign Bank has also issued a letter of credit under the Credit Agreement in the principal amount of $1,767,000 in favor of AIG Assurance Company in order to support payment of certain insurance premiums of the Company. The principal amount of this letter of credit counts as funds borrowed under our Line of Credit.

The Company’s obligations under the Line of Credit are secured by a security interest in the Company’s accounts receivable, and the term notes are secured by certain of the Company’s core equipment. Interest on amounts outstanding under the Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes. The Company is also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $150,000,000. The Company was in compliance with all covenants under the Credit Agreement, including specified ratios, as of March 31, 2016.

Other Indebtedness

The Company has one outstanding note, in the remaining principal amount of $526,000 at March 31, 2016 payable to a finance company for insurance.

In addition, the Company leases vehicles and certain specialized seismic equipment under leases classified as capital leases. The Company’s condensed consolidated balance sheet as of March 31, 2016 includes capital lease obligations of $1,006,000.

The following tables set forth the aggregate principal amount under the Company’s outstanding notes payable and the interest rates as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Notes payable to commercial banks
Aggregate principal amount outstanding	$6,904,000	$8,654,000
Interest rates	3.50%-4.50%	3.50%-4.50%

	March 31, 2016	December 31, 2015
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$526,000	$838,000
Interest rates	2.35%	2.35%

The aggregate maturities of the notes payable at March 31, 2016 are as follows:

April 2016 – March 2017	$6,414,000
April 2017 – March 2018	1,016,000
$7,430,000

The following is a schedule showing future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of March 31, 2016:

April 2016 – March 2017	$727,000
April 2017 – March 2018	279,000
$1,006,000

Interest rates on these leases ranged from 3.16% to 6.88%.

7. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. Although the Company cannot predict the outcomes of any such legal proceedings, management believes that the resolution of pending legal actions will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity as the Company believes it is adequately indemnified and insured.

The Company experiences contractual disputes with its clients from time to time regarding the payment of invoices or other matters. While the Company seeks to minimize these disputes and maintain good relations with its clients, the Company has in the past experienced, and may in the future experience, disputes that could affect its revenues and results of operations in any period.

The Company has non-cancelable operating leases for office space in Midland, Plano, Denison, Houston, Denver, Oklahoma City and Calgary, Alberta.

8. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCK

Net loss per share attributable to common stock is calculated using the two-class method. The two-class method is an allocation method of calculating loss per share when a company’s capital structure includes participating securities that have rights to undistributed earnings. Historically, the Company’s employees and officers that held unvested restricted stock were entitled to dividends when the Company paid dividends (“participating”). The Company’s employees and officers that hold unvested restricted stock awarded during 2016 are not entitled to dividends when the Company pays dividends (“non-participating”). The Company’s basic net loss per share attributable to common stock is computed by reducing the Company’s net loss by the net income allocable to unvested restricted stockholders that have a right to participate in earnings. The Company’s employees and officers that hold unvested restricted stock do not participate in losses because they are not contractually obligated to do so. The undistributed earnings are allocated based on the relative percentage of the weighted average unvested participating restricted stock awards. The basic net loss per share attributable to common stock is computed by dividing the net loss attributable to common stock by the weighted average shares outstanding. The weighted average shares outstanding for the three months ended March 31, 2015 was calculated by totaling (i) the product of (x) the weighted shares of Legacy Dawson Common Stock outstanding at the beginning of the year multiplied by (y) the Exchange Ratio, plus (ii) the number of shares associated with awards of Legacy Dawson restricted stock and restricted stock units that vested in conjunction with the Merger, weighted as of February 11, 2015, plus (iii) the number of shares of Legacy TGC Common Stock outstanding immediately prior to the Merger, weighted to reflect that such shares were outstanding from February 11, 2015 until the end of the period. The Company’s dilutive net loss per share attributable to common stock is computed by adjusting basic net loss per share attributable to common stock by diluted income allocable to unvested restricted stock, if any, divided by weighted average diluted shares outstanding. A reconciliation of the net loss per share attributable to common stock is as follows:

Net Loss per Share Attributable to Common Stock

	Three Months Ended
	March 31,
	2016	2015
	(in 000’s)
Net loss	$(8,600)	$(6,592)
Income allocable to participating restricted stock	—	—
Basic loss attributable to common stock	$(8,600)	$(6,592)
Reallocation of participating earnings	—	—
Diluted loss attributable to common stock	$(8,600)	$(6,592)
Weighted average common shares outstanding:
Basic	21,629,817	18,021,366
Dilutive common stock options, restricted stock units, and non-participating restricted stock awards	—	—
Diluted	21,629,817	18,021,366
Basic loss attributable to a share of common stock	$(0.40)	$(0.37)
Diluted loss attributable to a share of common stock	$(0.40)	$(0.37)

The Company had a net loss in each of the three months ended March 31, 2016 and 2015. As a result, all stock options, restricted stock units, and non-participating restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss attributable to a share of common stock for the respective periods. The following weighted average numbers of stock options, restricted stock units, and non-participating restricted stock awards have been excluded from the calculation of diluted loss per share attributable to common stock, as their effect would be anti-dilutive for each of the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Stock options	423,627	429,746
Restricted stock units	226,813	125,717
Non-participating restricted stock awards	43,978	—
Total	694,418	555,463

There were no shares of participating restricted stock at March 31, 2016. There were 81,840 shares of participating restricted stock at March 31, 2015 included in common stock outstanding as such shares had a non-forfeitable right to participate in any dividends that might be declared and have the right to vote.

9. INCOME TAXES

The Company recorded an income tax benefit of $968,000 on a pretax loss of $9,568,000 during the three months ended March 31, 2016 which represents an effective tax rate of 10.1%. The Company recorded an income tax benefit of $3,313,000 on a pretax loss of $9,905,000 during the three months ended March 31, 2015 which represents an effective tax rate of 33.4%.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three year period ended December 31, 2015. Such objective evidence limits the ability to consider other subjective evidence, such as projections for taxable earnings.

The income tax benefit for the three months ended March 31, 2016 does not include income tax benefits for all of the losses incurred because the Company recorded a valuation allowance against part of its federal net operating loss deferred tax assets. In addition, the Company increased its valuation allowance for part of its state net operating loss deferred tax assets. The Company has recorded a valuation allowance against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on Management’s belief that not all the net operating losses are realizable, a federal valuation allowance of  $2,360,000 and an additional state valuation allowance of $61,000 was recorded during the three months ended March 31, 2016. In addition, due to our recent operating losses and valuation allowance, the Company may recognize reduced or no tax benefits on future losses on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The amount of the valuation allowance considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

10. SUBSEQUENT EVENTS

None.

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

Forward Looking Statements

Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to dependence upon energy industry spending; the volatility of oil and natural gas prices; changes in economic conditions; the potential for contract delays; reductions or cancellations of service contracts; limited number of customers; credit risk related to our customers; reduced utilization; high fixed costs of operations and high capital requirements; operational disruptions; industry competition; external factors affecting the Company’s crews such as weather interruptions and inability to obtain land access rights of way; whether the Company enters into turnkey or dayrate contracts; crew productivity; the availability of capital resources; and disruptions in the global economy. A discussion of these factors, including risks and uncertainties, is set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our other reports filed from time to time with the SEC. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements.

Overview

We are a leading provider of North America onshore seismic data acquisition services with operations throughout the continental United States and Canada. Substantially all of our revenues are derived from the seismic data acquisition services we provide to our clients, mainly oil and natural gas companies of all sizes. Our clients consist of major oil and gas companies, independent oil and gas companies, and providers of multi-client data libraries. Demand for our services depends upon the level of spending by these companies for exploration, production, development and field management activities, which depends, in a large part, on oil and natural gas prices. Significant fluctuations in domestic oil and natural gas exploration activities and commodity prices, as we have recently experienced, have affected and will continue to affect demand for our services and our results of operations, and such fluctuations continue to be the single most important factor affecting our business and results of operations.

During the first quarter of 2016, we operated four to six crews in the United States for most of the quarter with a peak level of eight crews early in the quarter. Utilization of several crews was unfavorably impacted by inclement weather conditions in several areas of operation late in the quarter that continued into the second quarter. We averaged two crews in the Canadian market with a peak level of three crews for a short period during the first quarter. We are currently inactive in the Canadian market as the winter season has come to a conclusion.

The majority of our crews are currently working in oil producing basins. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity and utilization level of our data acquisition crews. Factors impacting productivity and utilization levels include client demand, commodity prices, whether we enter into turnkey or term contracts with our clients, the number and size of crews, and the number of recording channels per crew as well as crew downtime related to inclement weather, delays in acquiring land access permits, agricultural or hunting activity, holiday schedules, short winter days and crew repositioning or equipment failure. To the extent we experience these factors, our operating results may be affected from quarter to quarter. Consequently, our efforts to negotiate more favorable contract terms in our supplemental service agreements, to mitigate permit access delays and to improve overall crew productivity may contribute to growth in our revenues.

Demand for our services is at reduced levels from recent years and is anticipated to remain at such levels through much of 2016 in response to low and uncertain commodity prices and reduced client expenditures. We have experienced several client-directed delays over the last several months. We have also been impacted by a weaker than anticipated Canadian season, crew moves that occurred at the end of the first quarter and reduced utilization rates of deployed data acquisition crews in the lower 48 United States. Based on currently available information and seismic service demand levels, we believe we will continue to operate four to six crews through the second quarter of 2016.

Most of our client contracts are turnkey contracts. The percentage of revenues derived from turnkey contracts represented approximately three-quarters of our revenues in the first quarter of 2016 and approximately three-quarters of our revenues throughout fiscal 2015. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the percentage of turnkey contracts to remain high as we continue our operations in the mid-continent, western and southwestern regions of the United States in which turnkey contracts are more common.

Over time, we have experienced continued increases in recording channel capacity on a per crew or project basis and high utilization of cable-less and multicomponent equipment. This increase in channel count demand is driven by client needs and is necessary in order to produce higher resolution images, increase crew efficiencies and undertake larger scale projects. In response to project-based channel requirements, we routinely deploy a variable number of channels on a variable number of crews in an effort to maximize asset utilization and meet client needs.

Reimbursable third-party charges related to our use of helicopter support services, permit support services, specialized survey technologies and dynamite energy sources in areas with limited access are another important factor affecting our results. Revenues associated with third-party charges continued to decline as a percentage of revenue during 2015 and the first quarter of 2016. We expect that as we continue our operations in the more open terrain of the mid-continent, western and southwestern regions of the United States, the level of these third-party charges will continue to be generally below our historical range of 25% to 35% of revenue.

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

Items Affecting Comparability of Our Financial Results

As discussed above, the Merger has been accounted for as a reverse acquisition under which Legacy Dawson was considered the accounting acquirer of Legacy TGC. As such, the historical financial statements of Legacy Dawson will be treated as the historical financial statements of the combined company. The combined company adopted a calendar fiscal year ending December 31. Accordingly, the financial results for the quarter ended March 31, 2016 that are presented in this Form 10-Q reflect the operations of combined company for the entire quarter.  Such results are compared to the financial results for the quarter ended March 31, 2015 that reflect the operations of Legacy Dawson for the period January 1 through February 11, 2015 and the operations of the merged entity for the period February 12 through March 31, 2015.  Due to the foregoing, our financial results for the quarter ended March 31, 2015 are not comparable to our financial results for the quarter ended March 31, 2016 as a result of the combination of the assets and results of operations of two previously separate companies.

Results of Operations

Operating Revenues.  Our operating revenues for the first three months of fiscal 2016 decreased 36.2% to $47,055,000 from $73,722,000 in the first three months of fiscal 2015. The revenue decrease was primarily the result of significant reduction in utilization rates in the current quarter as demand for our services has decreased as a result of low and uncertain commodity prices and reduced client expenditures. Severe weather conditions in several areas of operation near the end of the quarter and continuing into the second quarter also led to short term project delays. Our revenues were also unfavorably impacted by crew moves at the end of the quarter and a weaker than anticipated Canadian season. Although reimbursable third party charges decreased proportionately with the overall decrease in revenue, reimbursed third-party charges as a percentage of revenues continued to remain slightly below our historical range for such charges.

Operating Costs.  Operating expenses for the first three months of 2016 decreased 38.1% to $40,081,000 from $64,791,000 for the same period of 2015. The operating cost and reimbursed third-party charges decrease was primarily the result of significant reduction in utilization rates discussed in operating revenues above.

Selling, general and administrative expenses.  Selling, general and administrative expenses were 11.8% of revenues for the quarter ended March 31, 2016 compared to 10.2% of revenues in the same period of 2015. Selling, general and administrative expenses decreased $1,962,000 or 26.1% to $5,560,000 during the first quarter of 2016 from $7,522,000 during the first quarter of 2015. The primary factor for the decrease in general and administrative expenses was transaction costs in the quarter ended March 31, 2015 associated with the Merger.

Depreciation expense.  Depreciation expense for the three months ended March 31, 2016 was $12,045,000 compared to $11,223,000 for the three months ended March 31, 2015. The increase in depreciation expense is the result of additional depreciation expense related to the additional assets acquired in the Merger, partially offset by fewer capital expenditures during the past year. Our depreciation expense is expected to remain fairly flat during 2016, primarily due to limited capital expenditures to maintain our existing asset base.

Our total operating costs for the first three months of 2016 were $57,686,000, a decrease of 30.9% from the first three months of 2015. The decrease in the first three months of 2016 was primarily due to the factors described above.

Income Taxes.  Income tax benefit was $968,000 and $3,313,000 for the three months ended March 31, 2016 and 2015, respectively. The effective tax rate for the three months ended March 31, 2016 and 2015 was 10.1% and 33.4%, respectively. Our effective tax rates decreased as compared to the corresponding period from the prior year primarily due to the recording of a valuation allowance against part of our federal net operating loss deferred tax asset and an increase in our valuation allowance against our state net operating loss deferred tax assets.  Our effective tax rates differ from the statutory federal rate of 35% for certain items such as valuation allowances, state and local taxes, non-deductible expenses, discrete items and expenses related to share-based compensation that were not expected to result in a tax deduction. For further information, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

As discussed in “Overview,” continuing low oil and natural gas prices have impacted spending by our clients for exploration, production, development and field management activities, which has negatively affected demand for our services and caused the market price of our common stock to fall. In light of the existing market volatility, we continue to closely monitor our assets, including our equipment base, to assess possible impairment. There are numerous uncertainties factored into the estimates of the life cycle of a seismic recording system, including the future cash flows estimated to be generated by a particular system. Estimated cash flows can be affected by, among other things, the low oil and natural gas prices and reduced client demand. Although we do not currently anticipate an impairment of our assets, if oil and natural gas prices remain at current levels for an extended period of time or decline further, or if projected cash flows decline, we may be exposed to impairment charges in future periods, which could negatively affect our results of operations in a material manner in the period in which they are recorded. If we record significant impairment charges in the future, we may also need to adjust our valuation allowances on our net operating loss carry forwards and, accordingly, a tax benefit may not be recognized on such charges.

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

The reconciliation of our EBITDA to our net loss and net cash provided by (used in) operating activities, which are the most directly comparable GAAP financial measures, are provided in the tables below:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Net loss	$(8,600)	$(6,592)
Depreciation and amortization	12,045	11,223
Interest expense (income), net	32	123
Income tax benefit	(968)	(3,313)
EBITDA	$2,509	$1,441

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Net cash provided by (used in) operating activities	$8,763	$(3,262)
Changes in working capital and other items	(6,057)	5,335
Noncash adjustments to net loss	(197)	(632)
EBITDA	$2,509	$1,441

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

Cash Flows.  Net cash provided by operating activities was $8,763,000 for the three months ended March 31, 2016 and net cash used in operating activities was $3,262,000 for the three months ended March 31, 2015. This increase primarily reflects our changes in working capital for the three months ended March 31, 2016 versus our changes in working capital for the three months ended March 31, 2015.

Net cash used in investing activities was $13,372,000 for the three months ended March 31, 2016. Net cash provided by investing activities was $13,046,000 for the three months ended March 31, 2015. The net cash used in investing activities during the three months ended March 31, 2016 represents $11,250,000 of short-term investments in excess of maturities that were reinvested and $4,232,000 in cash capital expenditures. These decreases in cash used in investing activities were offset by proceeds from disposal of assets of $1,201,000 and proceeds on a flood insurance claim of $909,000. During the three months ended March 31, 2015, the net cash provided by investing activities included cash of $12,382,000 acquired in the Merger, $1,250,000 of short-term investment maturities that were not reinvested and $603,000 in proceeds from disposal of assets. These increases in cash provided by investing activities were offset by cash capital expenditures of $1,189,000.

Net cash used in financing activities was $2,255,000 for the three months ended March 31, 2016 and included principal payments of $2,063,000 on our notes and payments of $192,000 under our capital leases. Net cash used in financing activities for the three months ended March 31, 2015 was $3,685,000 and was comprised of principal payments of $2,847,000 on term notes, payments of $378,000 under our capital leases and $460,000 associated with taxes related to stock vesting.

Capital Expenditures.  The Board of Directors has approved an initial 2016 budget of $10,000,000 for capital expenditures, which is limited primarily to necessary maintenance capital requirements and incremental recording channel replacement or increase. To date, $4,232,000 has been spent for maintenance capital purposes. In recent years, we have funded some of our capital expenditures through cash reserves, equipment term loans and capital leases. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings.

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

Credit Agreement

Our existing Credit Agreement with Sovereign Bank (the “Credit Agreement”) includes a term loan feature and a revolving loan feature, and also allows for the issuance of letters of credit and other promissory notes. We can borrow up to a maximum of $20.0 million pursuant to the Credit Agreement, subject to the terms and limitations discussed below.

As of March 31, 2016, we had one outstanding note payable under the term loan feature of the Credit Agreement with a principal amount of $2,572,000 (the “Term Loan”). We had two outstanding notes payable under the Credit Agreement that are not under the term loan feature (and therefore do not count towards the maximum amounts that we may borrow) which were incurred to purchase (and are secured by) equipment, representing a remaining aggregate principal amount of $4,332,000 as of March 31, 2016. In addition, the Credit Agreement permits us to borrow, repay and re-borrow, from time to time until June 30, 2017, up to the lesser of $20.0 million or 80% of our eligible accounts receivable less the then-outstanding principal balance of the Term Loan (the “Line of Credit”). We did not utilize the Line of Credit during the first quarter of 2016, and we have the full Line of Credit available for borrowing. Because our ability to borrow funds under our revolving line of credit is tied to the amount of our eligible accounts receivable, if our accounts receivable decrease materially for any reason, including delays, reductions or cancellations by clients or decreased demand for our services, our ability to borrow to fund operations or other obligations may be limited.

Sovereign Bank has also issued a letter of credit under the Credit Agreement in the principal amount of $1,767,000 in favor of AIG Assurance Company in order to support payment of certain insurance premiums of the Company. The principal amount of this letter of credit counts as funds borrowed under our Line of Credit.

Our obligations under the Line of Credit are secured by a security interest in our accounts receivable, and the term notes are secured by certain of our core equipment. Interest on amounts outstanding under the Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes. We are also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $150,000,000. We were in compliance with all covenants under the Credit Agreement, including specified ratios, as of March 31, 2016.

Other Indebtedness

We had one outstanding note, in the remaining principal amount of $526,000 at March 31, 2016 payable to a finance company for insurance.

In addition, we lease vehicles and certain specialized seismic equipment under leases classified as capital leases. Our condensed consolidated balance sheet as of March 31, 2016 includes capital lease obligations of $1,006,000.

The following tables set forth the aggregate principal amount under our outstanding notes payable and the interest rates as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Notes payable to commercial banks
Aggregate principal amount outstanding	$6,904,000	$8,654,000
Interest rates	3.5%-4.5%	3.5%-4.5%

	March 31, 2016	December 31, 2015
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$526,000	$838,000
Interest rates	2.35%	2.35%

The aggregate maturities of the notes payable at March 31, 2016 are as follows:

April 2016 – March 2017	$6,414,000
April 2017 – March 2018	1,016,000
$7,430,000

The following is a schedule showing future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of March 31, 2016:

April 2016 – March 2017	$727,000
April 2017 – March 2018	279,000
$1,006,000

Interest rates on these leases ranged from 3.16% to 6.88%.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements.

Critical Accounting Policies

Information regarding our critical accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Pronouncements

In March 2016, the FASB  issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify accounting for share-based payments awarded to employees, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We are currently evaluating the new guidance to determine the impact it will have on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or modified approach to adopt ASU No. 2014-09. In March 2016, ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Gross versus Net), was issued and in April 2016, ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, was issued. These updates do not change the core principle of the guidance under ASU No. 2014-09, but rather provide implementation guidance. In August 2015, ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, was issued and it amended the effective date of ASU No. 2014-09 for public companies to annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but only beginning after December 15, 2016. We are currently evaluating the new guidance in these updates to determine the impact they will have on our condensed consolidated financial statements and the method of adoption.

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

Concentration of Credit Risk.  Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at March 31, 2016. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several small clients.

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

Interest Rate Risk.  We are exposed to the impact of interest rate changes on the outstanding indebtedness under our Credit Agreement, which has variable interest rates.

We have cash in the bank which, at times, may exceed federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At March 31, 2016, cash and cash equivalents totaled $30,378,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our financial condition or results of operations. There have been no material changes in our risk factors from those disclosed in our 2015 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: May 10, 2016	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors, President and Chief Executive Officer

DATE: May 10, 2016	By:	/s/ James K. Brata
James K. Brata
Executive Vice President, Chief Financial Officer, Secretary and Treasurer

INDEX TO EXHIBITS

Number	Exhibit

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

10.1

Letter Agreement, dated May 5, 2016, between the Company and Christina W. Hagan, filed on May 5, 2016 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.2	Dawson Geophysical Company 2016 Stock and Performance Incentive Plan, filed on May 5, 2016 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.

*                          Filed herewith.