Form 10-Q
period 2016-06-30
DAWSON GEOPHYSICAL CO
filed 2016-08-09
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 4, 2016

Common Stock, $0.01 par value	21,622,349 shares

DAWSON GEOPHYSICAL COMPANY

EXPLANATORY NOTE

This report is the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (this “Form 10-Q”) of Dawson Geophysical Company, which was formerly known as TGC Industries, Inc. (“Legacy TGC”) prior to the consummation on February 11, 2015 of the strategic business combination described below.

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

The Merger has been accounted for as a reverse acquisition under which Legacy Dawson was considered the accounting acquirer of Legacy TGC. As such, the historical financial statements of Legacy Dawson are treated as the historical financial statements of the merged company. Accordingly, the financial results for the three months ended June 30, 2016 presented in this Form 10-Q, are compared to the results for the three months ended June 30, 2015, with both three month periods reflecting a full quarter of combined entity operating results.  The financial results for the six months ended June 30, 2016 presented in this Form 10-Q reflect the operations of the combined company for the period January 1 through June 30, 2016. Such results are compared to the results for Legacy Dawson for the period January 1 through February 11, 2015 and the operations of the combined company for the period February 12 through June 30, 2015.  Due to the foregoing, the historical financial results for the six months ended June 30, 2015 presented in this Form 10-Q are not directly comparable to the combined company’s financial results for the six months ended June 30, 2016.

See Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements for additional information.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,695,000	$37,009,000
Short-term investments	41,500,000	21,000,000
Accounts receivable, net	15,647,000	35,700,000
Prepaid expenses and other assets	3,978,000	6,150,000

Total current assets	86,820,000	99,859,000

Property and equipment, net	128,374,000	147,567,000

Intangibles	361,000	361,000

Total assets	$215,555,000	$247,787,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,510,000	$8,401,000
Accrued liabilities:
Payroll costs and other taxes	2,808,000	1,074,000
Other	3,664,000	4,604,000
Deferred revenue	4,700,000	6,146,000
Current maturities of notes payable and obligations under capital leases	5,501,000	8,585,000

Total current liabilities	19,183,000	28,810,000

Long-term liabilities:
Notes payable and obligations under capital leases less current maturities	676,000	2,106,000
Deferred tax liabilities, net	3,298,000	5,319,000
Other accrued liabilities	1,997,000	1,834,000

Total long-term liabilities	5,971,000	9,259,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized, 21,670,794 and 21,629,310 issued, and 21,622,349 and 21,580,865 shares outstanding at June 30, 2016 and December 31, 2015, respectively	217,000	216,000
Additional paid-in capital	142,670,000	142,269,000
Retained earnings	48,868,000	69,057,000
Treasury stock, at cost; 48,445 shares at June 30, 2016 and December 31, 2015	—	—
Accumulated other comprehensive loss, net	(1,354,000)	(1,824,000)

Total stockholders’ equity	190,401,000	209,718,000

Total liabilities and stockholders’ equity	$215,555,000	$247,787,000

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Operating revenues	$28,086,000	$43,335,000	$75,141,000	$117,057,000
Operating costs:
Operating expenses	25,990,000	43,399,000	66,071,000	108,190,000
General and administrative	4,031,000	5,621,000	9,591,000	13,143,000
Depreciation and amortization	11,331,000	12,380,000	23,376,000	23,603,000
	41,352,000	61,400,000	99,038,000	144,936,000

Loss from operations	(13,266,000)	(18,065,000)	(23,897,000)	(27,879,000)
Other income (expense):
Interest income	70,000	25,000	134,000	49,000
Interest expense	(72,000)	(190,000)	(168,000)	(337,000)
Other income (expense)	471,000	(19,000)	1,566,000	13,000
Loss before income tax	(12,797,000)	(18,249,000)	(22,365,000)	(28,154,000)

Income tax benefit	1,208,000	6,372,000	2,176,000	9,685,000

Net loss	$(11,589,000)	$(11,877,000)	$(20,189,000)	$(18,469,000)

Other comprehensive (loss) income:
Net unrealized (loss) income on foreign exchange rate translation, net	$(249,000)	$344,000	$470,000	$(74,000)

Comprehensive loss	$(11,838,000)	$(11,533,000)	$(19,719,000)	$(18,543,000)

Basic loss per share attributable to common stock	$(0.54)	$(0.55)	$(0.93)	$(0.93)

Diluted loss per share attributable to common stock	$(0.54)	$(0.55)	$(0.93)	$(0.93)

Weighted average equivalent common shares outstanding	21,605,262	21,525,952	21,593,317	19,783,724

Weighted average equivalent common shares outstanding-assuming dilution	21,605,262	21,525,952	21,593,317	19,783,724

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,189,000)	$(18,469,000)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,376,000	23,603,000
Noncash compensation	433,000	734,000
Deferred income tax benefit	(2,242,000)	(9,597,000)
Gain on insurance proceeds from insurance settlement	(909,000)	—
Other	73,000	752,000

Change in current assets and liabilities:
Decrease in accounts receivable	20,053,000	20,286,000
Decrease in prepaid expenses and other assets	2,172,000	1,044,000
Decrease in accounts payable	(5,891,000)	(4,381,000)
Increase (decrease) in accrued liabilities	794,000	(1,003,000)
Decrease in deferred revenue	(1,446,000)	(261,000)

Net cash provided by operating activities	16,224,000	12,708,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from merger	—	12,382,000
Capital expenditures, net of noncash capital expenditures summarized below	(5,326,000)	(4,083,000)
Proceeds from maturity of short-term investments	40,000,000	15,500,000
Acquisition of short-term investments	(60,500,000)	(6,250,000)
Proceeds from disposal of assets	1,594,000	696,000
Proceeds on flood insurance claim	909,000	—

Net cash (used in) provided by investing activities	(23,323,000)	18,245,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note	—	5,144,000
Principal payments on notes payable	(4,128,000)	(11,829,000)
Principal payments on capital lease obligations	(386,000)	(797,000)
Excess tax benefit from share-based payment arrangement	—	(567,000)
Tax withholdings related to stock based compensation awards	(31,000)	(248,000)

Net cash used in financing activities	(4,545,000)	(8,297,000)

Effect of exchange rate changes in cash and cash equivalents	330,000	(25,000)

Net (decrease) increase in cash and cash equivalents	(11,314,000)	22,631,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,009,000	14,644,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,695,000	$37,275,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$168,000	$337,000
Cash paid for income taxes	$3,000	$585,000
Cash received for income taxes	$231,000	$518,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in accrued purchases of property and equipment	$—	$16,000
Capital lease obligations incurred	$—	$126,000
Stock consideration to consummate the merger	$—	$42,902,000

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

As discussed more fully in Note 3, on February 11, 2015, Legacy Dawson completed the Merger with a wholly-owned subsidiary of Legacy TGC (“Merger Sub”), with Legacy Dawson continuing after the Merger as the surviving entity and a wholly-owned subsidiary of Legacy TGC. The Merger was accounted for as a purchase of Legacy TGC by Legacy Dawson in a “reverse acquisition” because the existing shareholders of Legacy TGC prior to the Merger did not have voting control of the combined entity after the Merger. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent entity, Legacy TGC, is not assumed to be the acquirer and the financial statements of the combined entity are those of the accounting acquirer, Legacy Dawson, including any comparative prior year financial statements presented by the combined entity. Accordingly, the financial results for the three months ended June 30, 2016 presented in this Form 10-Q, are compared to the results for the three months ended June 30, 2015, with both three month periods reflecting a full quarter of combined entity operating results.  The financial results for the six months ended June 30, 2016 presented in this Form 10-Q reflect the operations of the combined company for the period January 1 through June 30, 2016. Such results are compared to the results for Legacy Dawson for the period January 1 through February 11, 2015 and the operations of the combined company for the period February 12 through June 30, 2015.  Due to the foregoing, the historical financial results for the six months ended June 30, 2015 presented in this Form 10-Q are not directly comparable to the combined company’s financial results for the six months ended June 30, 2016. Additionally, all historical equity accounts and awards of Legacy Dawson, including par value per share, share and per share numbers, have been adjusted to reflect the number of shares received in the Merger.  Further, in connection with the Merger in 2015, Legacy Dawson changed its fiscal year end from September 30 to December 31.

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

Principles of Consolidation.  The condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015 include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Eagle Canada, Inc., Dawson Seismic Services Holdings, Inc., Eagle Canada Seismic Services ULC, Tidelands Geophysical Co., Inc. and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents.  The Company considers demand deposits, certificates of deposit, overnight investments, money market funds and all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts.  Management prepares its allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs and its current client base. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. The Company’s allowance for doubtful accounts was $250,000 at June 30, 2016 and December 31, 2015.

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

Impairment of Long-lived Assets.  Long-lived assets are reviewed for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets and the fair value of the assets is below the carrying value of the assets. Management’s forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on the Company’s anticipated future results while considering anticipated future oil and natural gas prices, which is fundamental in assessing demand for the Company’s services. If the carrying amounts of the assets exceed the estimated expected undiscounted future cash flows, the Company measures the amount of possible impairment by comparing the carrying amount of the assets to the fair value. Although the Company does not anticipate an impairment of its assets, if oil and natural gas prices remain at current levels for an extended period of time or significantly decline further, the Company may be exposed to impairment charges in future periods, which could negatively affect the Company’s results of operations.

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

Recently Issued Accounting Pronouncements

As referenced in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, in February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. This ASU is effective for the annual period ending after December 15, 2018, and for annual interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or modified approach to adopt ASU No. 2014-09. In March 2016, ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Gross versus Net), was issued. In April 2016, ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, was issued, and in May 2016, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients was issued. These updates do not change the core principle of the guidance under ASU No. 2014-09, but rather provide implementation guidance. In August 2015, ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, was issued and it amended the effective date of ASU No. 2014-09 for public companies to annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but only beginning after December 15, 2016. The Company is currently evaluating the new guidance in these updates to determine the impact they will have on its condensed consolidated financial statements and the method of adoption.

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

In the fourth quarter of 2015, management finalized its valuation of assets acquired and liabilities assumed in connection with the Merger. As a result, the fair value of the assets acquired and the liabilities assumed have changed from the comparative period ending June 30, 2015 since that period reflected preliminary fair value estimates. The fair value of acquired property and equipment was ultimately concluded to be $5,055,000 higher than preliminarily estimated, the fair value of current liabilities assumed was higher by $943,000, the fair value of current assets was lower by $625,000, the fair value of intangible assets was lower by $2,953,000, and the net deferred tax asset as a result of these adjustments was $534,000 lower. As such, for the fourth quarter of 2015, we recorded a $628,000 increase to depreciation expense and a $697,000 reduction to amortization expense as compared to what we would have recorded had the final valuations of assets acquired and liabilities assumed been recorded as of the acquisition date in February 2015. The following table summarizes the final fair values of the assets acquired and liabilities assumed at the Merger date:

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

The Company incurred approximately $2,600,000 in Merger related costs on a pretax basis during the six months ended June 30, 2015. There were no merger related costs for the six months ended June 30, 2016.

In June 2015, the Company had integrated the operation of Legacy TGC since the end of the first quarter of 2015, including the integration of revenue and payables reporting. Therefore, it was impracticable to disclose the amount of revenues and earnings or losses attributable to Legacy TGC during the three and six months ended June 30, 2015.

4. SHORT-TERM INVESTMENTS

The Company had short-term investments at June 30, 2016 and December 31, 2015 consisting of certificates of deposit with original maturities greater than three months, but less than a year. Certificates of deposit are limited to one per banking institution and no single investment exceeded the FDIC insurance limit at June 30, 2016 or December 31, 2015.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

At June 30, 2016 and December 31, 2015, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, trade and other receivables, other current assets, accounts payable, other current liabilities and term notes (defined below). Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the term notes approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s term notes and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

6. DEBT

Credit Agreement

The Company’s existing Credit Agreement with Sovereign Bank (the “Credit Agreement”) includes a term loan feature and a revolving loan feature, and also allows for the issuance of letters of credit and other promissory notes. The Company can borrow up to a maximum of $20.0 million pursuant to the Credit Agreement, subject to the terms and limitations discussed below.

The Company has one outstanding note payable at June 30, 2016 under the term loan feature of the Credit Agreement with a principal amount of $1,714,000 (the “Term Loan”).  In addition, the Company has two outstanding notes payable under the Credit Agreement that are not under the term loan feature (and therefore, do not count towards the maximum amounts that we may borrow) which were incurred to purchase (and are secured by) equipment, representing a remaining aggregate principal amount of $3,439,000 as of June 30, 2016. In addition, the Credit Agreement permits the Company to borrow, repay and re-borrow, from time to time until June 30, 2017, up to the lesser of $20.0 million or 80% of the Company’s eligible accounts receivable less the then-outstanding principal balance of the Term Loan (the “Line of Credit”). The Company has not utilized the Line of Credit during the current year.

Because the Company’s ability to borrow funds under the Line of Credit is tied to the amount of the Company’s eligible accounts receivable, if the Company’s accounts receivable decrease materially for any reason, including delays, reductions or cancellations by clients or decreased demand for our services, our ability to borrow to fund operations or other obligations may be limited.

Sovereign Bank has also issued a letter of credit under the Credit Agreement in the principal amount of $1,767,000 in favor of AIG Assurance Company in order to support payment of certain insurance premiums of the Company. The principal amount of this letter of credit counts as funds borrowed under our Line of Credit.

The Company’s obligations under the Line of Credit are secured by a security interest in the Company’s accounts receivable, and the term notes are secured by certain of the Company’s core equipment. Interest on amounts outstanding under the Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes. The Company is also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $150,000,000. The Company was in compliance with all covenants under the Credit Agreement, including specified ratios, as of June 30, 2016.

Other Indebtedness

The Company has one outstanding note, in the remaining principal amount of $211,000 at June 30, 2016 payable to a finance company for insurance.

In addition, the Company leases vehicles and certain specialized seismic equipment under leases classified as capital leases. The Company’s condensed consolidated balance sheet as of June 30, 2016 includes capital lease obligations of $813,000.

The following tables set forth the aggregate principal amount under the Company’s outstanding notes payable and the interest rates as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Notes payable to commercial banks
Aggregate principal amount outstanding	$5,153,000	$8,654,000
Interest rates	3.50%-4.50%	3.50%-4.50%

	June 30, 2016	December 31, 2015
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$211,000	$838,000
Interest rates	2.35%	2.35%

The aggregate maturities of the notes payable at June 30, 2016 are as follows:

July 2016 – June 2017	$4,856,000
July 2017 – June 2018	508,000
$5,364,000

The following is a schedule showing future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of June 30, 2016:

July 2016 – June 2017	$646,000
July 2017 – June 2018	167,000
$813,000

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

The Company has non-cancelable operating leases for office space in Midland, Plano, Denison, Houston, Denver, Oklahoma City and Calgary, Alberta.

On June 15, 2016, flash flooding occurred in Oklahoma, in which two of the Company’s data acquisition crews were operating. The flood waters destroyed some of the Company’s equipment. Although the Company cannot currently estimate the extent of the damage, the Company believes its insurance coverage is adequate to cover losses related to the flooding.

8. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCK

Net loss per share attributable to common stock is calculated using the two-class method. The two-class method is an allocation method of calculating loss per share when a company’s capital structure includes participating securities that have rights to undistributed earnings. Historically, the Company’s employees and officers that held unvested restricted stock were entitled to dividends when the Company paid dividends (“participating”). The Company’s employees and officers that hold unvested restricted stock awarded during 2016 are not entitled to dividends when the Company pays dividends (“non-participating”). The Company’s basic net loss per share attributable to common stock is computed by reducing the Company’s net loss by the net income allocable to unvested restricted stockholders that have a right to participate in earnings. The Company’s employees and officers that hold unvested restricted stock do not participate in losses because they are not contractually obligated to do so. The undistributed earnings are allocated based on the relative percentage of the weighted average unvested participating restricted stock awards. The basic net loss per share attributable to common stock is computed by dividing the net loss attributable to common stock by the weighted average shares outstanding. The weighted average shares outstanding for the six months ended June 30, 2015 was calculated by totaling (i) the product of (x) the weighted shares of Legacy Dawson Common Stock outstanding at the beginning of the year multiplied by (y) the Exchange Ratio, plus (ii) the number of shares associated with awards of Legacy Dawson restricted stock and restricted stock units that vested in conjunction with the Merger, weighted as of February 11, 2015, plus (iii) the number of shares of Legacy TGC Common Stock outstanding immediately prior to the Merger, weighted to reflect that such shares were outstanding from February 11, 2015 until the end of the period. The Company’s dilutive net loss per share attributable to common stock is computed by adjusting basic net loss per share attributable to common stock by diluted income allocable to unvested participating restricted stock, if any, divided by weighted average diluted shares outstanding.

A reconciliation of the net loss per share attributable to common stock is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in 000’s)		(in 000’s)
Net loss	$(11,589)	$(11,877)	$(20,189)	$(18,469)
Income allocable to unvested restricted stock	—	—	—	—
Basic loss attributable to common stock	$(11,589)	$(11,877)	$(20,189)	$(18,469)
Reallocation of participating earnings	—	—	—	—
Diluted loss attributable to common stock	$(11,589)	$(11,877)	$(20,189)	$(18,469)
Weighted average common shares outstanding:
Basic	21,605,262	21,525,952	21,593,317	19,783,724
Dilutive common stock options and restricted stock units	—	—	—	—
Diluted	21,605,262	21,525,952	21,593,317	19,783,724
Basic loss attributable to a share of common stock	$(0.54)	$(0.55)	$(0.93)	$(0.93)
Diluted loss attributable to a share of common stock	$(0.54)	$(0.55)	$(0.93)	$(0.93)

The Company had a net loss in each of the three and six months ended June 30, 2016 and 2015. As a result, all stock options, restricted stock units, and non-participating restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss attributable to a share of common stock for the respective periods.

The following weighted average numbers of stock options, restricted stock units, and non-participating restricted stock awards have been excluded from the calculation of diluted loss per share attributable to common stock, as their effect would be anti-dilutive for each of the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock options	416,245	426,854	419,934	426,854
Restricted stock units	301,142	122,104	263,977	123,900
Non-participating restricted stock awards	87,000	—	65,489	—
Total	804,387	548,958	749,400	550,754

There were no shares of participating restricted stock at June 30, 2016 and 2015 included in common stock outstanding.

9. INCOME TAXES

The Company recorded an income tax benefit of $1,208,000 and $2,176,000 on pretax losses of $12,797,000 and $22,365,000 during the three and six months ended June 30, 2016 which represents an effective tax rate of 9.4% and 9.7%, respectively. The Company recorded an income tax benefit of $6,372,000 and $9,685,000 on pretax losses of $18,249,000 and $28,154,000 during the three and six months ended June 30, 2015 which represents effective tax rates of 34.9% and 34.4%, respectively.

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

The income tax benefit for the three and six months ended June 30, 2016 do not include income tax benefits for all of the losses incurred because the Company recorded a valuation allowance against part of its federal net operating loss deferred tax assets. In addition, the Company increased its valuation allowance for part of its state net operating loss deferred tax assets. The Company has recorded a valuation allowance against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on Management’s belief that not all the net operating losses are realizable, a federal valuation allowance of $3,353,000 and $5,713,000 and an additional state valuation allowance of $55,000 and $116,000 was recorded during the three and six months ended June 30, 2016. In addition, due to our recent operating losses and valuation allowance, the Company may recognize reduced or no tax benefits on future losses on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The amount of the valuation allowance considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

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

Forward Looking Statements

Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. These risks include, but are not limited to, dependence upon energy industry spending; the volatility of oil and natural gas prices; changes in economic conditions; the potential for contract delays; reductions or cancellations of service contracts; limited number of customers; credit risk related to our customers; reduced utilization; high fixed costs of operations and high capital requirements; operational disruptions; industry competition; external factors affecting the Company’s crews such as weather interruptions and inability to obtain land access rights of way; whether the Company enters into turnkey or dayrate contracts; crew productivity; the availability of capital resources; and disruptions in the global economy. A discussion of these and other factors, including risks and uncertainties, is set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 that was filed with the Securities and Exchange Commission on March 16, 2016. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward-looking statements and disclaim any intention or obligation to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

During the second quarter of 2016, we operated four to six crews in the United States. Utilization of two to three crews was unfavorably impacted by inclement weather conditions early in the quarter and again late in the quarter that continued into the third quarter.  We are currently inactive in the Canadian market as the winter season has come to a conclusion.

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

Demand for our services is at reduced levels from recent years and is anticipated to remain at such levels through much of 2016 in response to low and uncertain commodity prices and reduced client expenditures. We have experienced several client-directed delays over the last several months and weather delays early and late in the second quarter. We have also been impacted by a weaker than anticipated Canadian season, crew moves that occurred at the end of the first and second quarters and reduced utilization rates of deployed data acquisition crews in the lower 48 United States. Based on currently available information and seismic service demand levels, we believe we will continue to operate four to six crews through the third quarter of 2016.

Most of our client contracts are turnkey contracts. The percentage of revenues derived from turnkey contracts represented approximately three-quarters of our revenues in the first two quarters of 2016 and approximately three-quarters of our revenues throughout fiscal 2015. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the percentage of turnkey contracts to remain high as we continue our operations in the mid-continent, western and southwestern regions of the United States in which turnkey contracts are more common.

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

Reimbursable third-party charges related to our use of helicopter support services, permit support services, specialized survey technologies and dynamite energy sources in areas with limited access are another important factor affecting our results. Revenues associated with third-party charges continued to decline as a percentage of revenue during 2015 and the first two quarters of 2016. We expect that as we continue our operations in the more open terrain of the mid-continent, western and southwestern regions of the United States, the level of these third-party charges will continue to be generally below our historical range of 25% to 35% of revenue.

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

Items Affecting Comparability of Our Financial Results

As discussed above, the Merger has been accounted for as a reverse acquisition under which Legacy Dawson was considered the accounting acquirer of Legacy TGC. As such, the historical financial statements of Legacy Dawson will be treated as the historical financial statements of the combined company. The combined company adopted a calendar fiscal year ending December 31. Accordingly, the financial results for the three months ended June 30, 2016 presented in this Form 10-Q are compared to the results for the three months ended June 30, 2015, with both three month periods reflecting a full quarter of combined entity operating results.  The financial results for the six months ended June 30, 2016 presented in this Form 10-Q reflect the operations of the combined company for the period January 1 through June 30, 2016. Such results are compared to the results for Legacy Dawson for the period January 1 through February 11, 2015 and the operations of the combined company for the period February 12 through June 30, 2015.  Due to the foregoing, the historical financial results for the six months ended June 30, 2015 presented in this Form 10-Q are not directly comparable to the combined company’s financial results for the six months ended June 30, 2016.

Results of Operations

Operating Revenues. Our operating revenues for the second quarter of 2016 decreased 35.2% to $28,086,000 from $43,335,000  in the same period of 2015, and decreased 35.8% to $75,141,000 during the first six months of 2016 as compared to $117,057,000 in the same period of 2015.  The revenue decrease was primarily due to the significant reduction in utilization rates in the first two quarters of 2016 as demand for our services has decreased as a result of decreasing and uncertain commodity prices and reduced client expenditures.  Severe weather conditions in several areas of operation near the end of the first quarter and continuing into the second quarter, and again during the later stages of the second quarter, also led to short term project delays.  Our revenues were also unfavorably impacted by crew moves at the end of the first and second quarters and weaker than anticipated Canadian season.  Reimbursed third-party charges as a percentage of revenues were below our historical ranges during the six months ended June 30, 2016.

Operating Costs.  Operating expenses for the second quarter and first six months of 2016 decreased to $25,990,000 and $66,071,000 as compared to $43,399,000 and $108,190,000, respectively, for the same periods of 2015.  The operating cost and reimbursed third-party charges decrease was primarily a result of significant reduction in utilization rates discussed in operating revenues above.

Selling, general and administrative expenses.  Selling, general and administrative expenses were 14.4% and 12.8% of revenues in the second quarter and first six months of 2016, respectively, compared to 13.0% and 11.2% of revenues in the same periods of 2015.  Selling, general and administrative expenses decreased $1,590,000 or 28.3% to $4,031,000 during the second quarter of 2016 from $5,621,000 during the same period of 2015, and decreased to $9,591,000 during the first six months of 2016 from $13,143,000 during the first six months of 2015. The primary factors for the decrease in general and administrative expenses were transaction costs of approximately $2,600,000 related to the Merger in 2015 and reduced administration costs to support our operations.

Depreciation expense.  Depreciation expense for the second quarter and first six months of 2016 totaled $11,331,000 and $23,376,000, respectively, compared to $12,380,000 and $23,603,000 for the second quarter and first six months of 2015, respectively. Depreciation expense decreased in 2016 as compared to 2015 as a result of limiting capital expenditures to necessary maintenance capital requirements in recent years. Our depreciation expense is expected to remain flat during 2016 primarily due to limited capital expenditures to maintain our existing asset base.

Our total operating costs for the second quarter of 2016 were $41,352,000, representing a 32.7% decrease from the corresponding quarter of 2015. Our operating costs for the first six months of 2016 were $99,038,000, representing a 31.7% decrease from the first six months of 2015. These changes were primarily due to the factors described above.

Income Taxes. Income tax benefit was $1,208,000 and $2,176,000 for the second quarter and first six months of 2016 as compared to $6,372,000 and $9,685,000 for same periods of 2015.  Our effective tax rates decreased as compared to the corresponding periods from the prior year primarily due to the recording of a valuation allowance during the first two quarters of 2016 against part of our federal net operating loss deferred tax asset and an increase in our valuation allowance against our state net operating loss deferred tax assets.

Our effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, non-deductible expenses, discrete items and expenses related to share-based compensation that were not expected to result in a tax deduction.  For further information, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

As discussed in “Overview,” continuing low oil and natural gas prices have impacted spending by our clients for exploration, production, development and field management activities, which has negatively affected demand for our services and caused the market price of our common stock to fall. In light of the existing market volatility, we continue to closely monitor our assets, including our equipment base, to assess possible impairment. There are numerous uncertainties factored into the estimates of the life cycle of a seismic recording system, including the future cash flows estimated to be generated by a particular system. Estimated cash flows can be affected by, among other things, the low oil and natural gas prices and reduced client demand. Although we do not anticipate an impairment of our assets, if oil and natural gas prices remain at current levels for an extended period of time or significantly decline, we may be exposed to impairment charges in future periods, which could negatively affect our results of operations. If we record significant impairment charges in the future, we may also need to adjust our valuation allowances on our net operating loss carry forwards and, accordingly, a tax benefit may not be recognized on such charges.

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

The reconciliation of our EBITDA to our net loss and net cash provided by operating activities, which are the most directly comparable GAAP financial measures, are provided in the tables below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net loss	$(11,589)	$(11,877)	$(20,189)	$(18,469)
Depreciation and amortization	11,331	12,380	23,376	23,603
Interest expense (income), net	2	165	34	288
Income tax benefit	(1,208)	(6,372)	(2,176)	(9,685)
EBITDA	$(1,464)	$(5,704)	$1,045	$(4,263)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net cash provided by operating activities	$7,461	$15,970	$16,224	$12,708
Changes in working capital and other items	(8,689)	(21,572)	(14,746)	(16,237)
Noncash adjustments to net loss	(236)	(102)	(433)	(734)
EBITDA	$(1,464)	$(5,704)	$1,045	$(4,263)

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

Cash Flows.  Net cash provided by operating activities was $16,224,000 for the six months ended June 30, 2016 and net cash provided by operating activities was $12,708,000 for the six months ended June 30, 2015. This increase is primarily due to the change in the deferred income tax benefit.

Net cash used in investing activities was $23,323,000 for the six months ended June 30, 2016. Net cash provided by investing activities was $18,245,000 for the six months ended June 30, 2015. The net cash used in investing activities during the six months ended June 30, 2016 represents $20,500,000 of short-term investments in excess of maturities that were reinvested and $5,326,000 in cash capital expenditures. These increases in cash used in investing activities were offset by proceeds from disposal of assets of $1,594,000 and proceeds on a flood insurance claim of $909,000. During the six months ended June 30, 2015, the net cash provided by investing activities included cash of $12,382,000 acquired in the Merger, $9,250,000 of short-term investment maturities that were not reinvested and $696,000 in proceeds from disposal of assets. These increases in cash provided by investing activities were offset by cash capital expenditures of $4,083,000.

Net cash used in financing activities was $4,545,000 for the six months ended June 30, 2016 and included principal payments of $4,128,000 on our notes and payments of $386,000 under our capital leases. Net cash used in financing activities for the six months ended June 30, 2015 was $8,297,000 and was comprised of principal payments of $11,829,000 on term notes, payments of $797,000 under our capital leases and $815,000 associated with taxes related to stock vesting. These uses of cash were offset by proceeds of $5,144,000 in borrowing on our term loan.

Capital Expenditures.  The Board of Directors has approved an initial 2016 budget of $10,000,000 for capital expenditures, which is limited primarily to necessary maintenance capital requirements and incremental recording channel replacement or increase. To date, $5,326,000 has been spent primarily for maintenance capital purposes. In recent years, we have funded some of our capital expenditures through cash reserves, equipment term loans and capital leases. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings.

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

As of June 30, 2016, we had one outstanding note payable under the term loan feature of the Credit Agreement with a principal amount of $1,714,000 (the “Term Loan”). We had two outstanding notes payable under the Credit Agreement that are not under the term loan feature (and therefore do not count towards the maximum amounts that we may borrow) which were incurred to purchase (and are secured by) equipment, representing a remaining aggregate principal amount of $3,439,000 as of June 30, 2016. In addition, the Credit Agreement permits us to borrow, repay and re-borrow, from time to time until June 30, 2017, up to the lesser of $20.0 million or 80% of our eligible accounts receivable less the then-outstanding principal balance of the Term Loan (the “Line of Credit”). We did not utilize the Line of Credit during the first two quarters of 2016. Because our ability to borrow funds under our Line of Credit is tied to the amount of our eligible accounts receivable, if our accounts receivable decrease materially for any reason, including delays, reductions or cancellations by clients or decreased demand for our services, our ability to borrow to fund operations or other obligations may be limited.

Sovereign Bank has also issued a letter of credit under the Credit Agreement in the principal amount of $1,767,000 in favor of AIG Assurance Company in order to support payment of certain insurance premiums of the Company. The principal amount of this letter of credit counts as funds borrowed under our Line of Credit.

Our obligations under the Line of Credit are secured by a security interest in our accounts receivable, and the term notes are secured by certain of our core equipment. Interest on amounts outstanding under the Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes. We are also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $150,000,000. We were in compliance with all covenants under the Credit Agreement, including specified ratios, as of June 30, 2016.

Other Indebtedness

We had one outstanding note, in the remaining principal amount of $211,000 at June 30, 2016 payable to a finance company for insurance.

In addition, we lease vehicles and certain specialized seismic equipment under leases classified as capital leases. Our condensed consolidated balance sheet as of June 30, 2016 includes capital lease obligations of $813,000.

The following tables set forth the aggregate principal amount under our outstanding notes payable and the interest rates as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Notes payable to commercial banks
Aggregate principal amount outstanding	$5,153,000	$8,654,000
Interest rates	3.50%-4.50%	3.50%-4.50%

	June 30, 2016	December 31, 2015
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$211,000	$838,000
Interest rates	2.35%	2.35%

The aggregate maturities of the notes payable at June 30, 2016 are as follows:

July 2016 – June 2017	$4,856,000
July 2017 – June 2018	508,000
$5,364,000

The following is a schedule showing future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of June 30, 2016:

July 2016 – June 2017	$646,000
July 2017 – June 2018	167,000
$813,000

Interest rates on these leases ranged from 3.16% to 6.88%.

Contractual Obligations.  We believe that our capital resources, including our short-term investments, funds available under our Credit Agreement, and cash flow from operations will be adequate to meet our current operational needs. We believe that we will be able to finance our 2016 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our Credit Agreement. However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic climate adversely affects the ability of our customers, and/or potential customers, to promptly pay amounts owing to us under their service contracts with us.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements.

Critical Accounting Policies

Information regarding our critical accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Pronouncements

As referenced in our Annual Report on Form 10-K for the year ended December 31, 2015, in February 2016, The FASB issued ASU No. 2016-02, Leases (Topic 842) which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. This ASU is effective for the annual period ending December 15, 2018, and for annual interim periods thereafter. Early adoption is permitted. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, that introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or modified approach to adopt ASU No. 2014-09. In March 2016, ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Gross versus Net), was issued. In April 2016, ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, was issued, and in May 2016, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients was issued. These updates do not change the core principle of the guidance under ASU No. 2014-09, but rather provide implementation guidance. In August 2015, ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, was issued and it amended the effective date of ASU No. 2014-09 for public companies to annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but only beginning after December 15, 2016. We are currently evaluating the new guidance in these updates to determine the impact they will have on our condensed consolidated financial statements and the method of adoption.

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

Concentration of Credit Risk.  Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at June 30, 2016. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several small clients.

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

We have cash in the bank which, at times, may exceed federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At June 30, 2016, cash and cash equivalents totaled $25,695,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the six months ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

DAWSON GEOPHYSICAL COMPANY

DATE: August 9, 2016	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors, President and Chief Executive Officer

DATE: August 9, 2016	By:	/s/ James K. Brata
James K. Brata
Executive Vice President, Chief Financial Officer, Secretary and Treasurer

INDEX TO EXHIBITS

Number	Exhibit

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.

*                          Filed herewith.