Form 10-Q
period 2016-09-30
DAWSON GEOPHYSICAL CO
filed 2016-11-07
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 4, 2016
Common Stock, $0.01 par value	21,632,489 shares

DAWSON GEOPHYSICAL COMPANY

EXPLANATORY NOTE

This report is the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (this “Form 10-Q”) of Dawson Geophysical Company, which was formerly known as TGC Industries, Inc. (“Legacy TGC”) prior to the consummation on February 11, 2015 of the strategic business combination described below.

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

The Merger has been accounted for as a reverse acquisition under which Legacy Dawson was considered the accounting acquirer of Legacy TGC. As such, the historical financial statements of Legacy Dawson are treated as the historical financial statements of the merged company. Accordingly, the financial results for the three months ended September 30, 2016 presented in this Form 10-Q are compared to the results for the three months ended September 30, 2015, with both three month periods reflecting a full quarter of combined entity operating results. The financial results for the nine months ended September 30, 2016 presented in this Form 10-Q reflect the operations of the combined company for the period January 1 through September 30, 2016. Such results are compared to the results for Legacy Dawson for the period January 1 through February 11, 2015 and the operations of the combined company for the period February 12 through September 30, 2015. Due to the foregoing, the historical financial results for the nine months ended September 30, 2015 presented in this Form 10-Q are not directly comparable to the combined company’s financial results for the nine months ended September 30, 2016.

See Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements for additional information.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$18,263,000	$37,009,000
Short-term investments	44,250,000	21,000,000
Accounts receivable, net	12,772,000	35,700,000
Prepaid expenses and other assets	3,977,000	6,150,000

Total current assets	79,262,000	99,859,000

Property and equipment, net	117,821,000	147,567,000

Intangibles	499,000	361,000

Total assets	$197,582,000	$247,787,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,981,000	$8,401,000
Accrued liabilities:
Payroll costs and other taxes	1,928,000	1,074,000
Other	3,781,000	4,604,000
Deferred revenue	1,760,000	6,146,000
Current maturities of notes payable and obligations under capital leases	3,928,000	8,585,000

Total current liabilities	15,378,000	28,810,000

Long-term liabilities:
Notes payable and obligations under capital leases less current maturities	65,000	2,106,000
Deferred tax liabilities, net	1,971,000	5,319,000
Other accrued liabilities	1,992,000	1,834,000

Total long-term liabilities	4,028,000	9,259,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized, 21,680,934 and 21,629,310 shares issued, and 21,632,489 and 21,580,865 shares outstanding at September 30, 2016 and
December 31, 2015, respectively	217,000	216,000
Additional paid-in capital	142,909,000	142,269,000
Retained earnings	36,452,000	69,057,000
Treasury stock, at cost; 48,445 shares at September 30, 2016 and December 31, 2015	—	—
Accumulated other comprehensive loss, net	(1,402,000)	(1,824,000)

Total stockholders’ equity	178,176,000	209,718,000

Total liabilities and stockholders’ equity	$197,582,000	$247,787,000

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Operating revenues	$28,122,000	$62,498,000	$103,263,000	$179,555,000
Operating costs:
Operating expenses	28,132,000	50,195,000	94,203,000	158,385,000
General and administrative	3,656,000	4,999,000	13,247,000	18,142,000
Depreciation and amortization	10,591,000	11,966,000	33,967,000	35,569,000
	42,379,000	67,160,000	141,417,000	212,096,000

Loss from operations	(14,257,000)	(4,662,000)	(38,154,000)	(32,541,000)

Other income (expense):
Interest income	92,000	35,000	226,000	84,000
Interest expense	(71,000)	(155,000)	(239,000)	(492,000)
Other income	263,000	502,000	1,829,000	515,000
Loss before income tax	(13,973,000)	(4,280,000)	(36,338,000)	(32,434,000)

Income tax benefit	1,557,000	1,410,000	3,733,000	11,095,000

Net loss	$(12,416,000)	$(2,870,000)	$(32,605,000)	$(21,339,000)

Other comprehensive (loss) income:
Net unrealized (loss) income on foreign exchange rate
translation, net	$(48,000)	$(890,000)	$422,000	$(964,000)

Comprehensive loss	$(12,464,000)	$(3,760,000)	$(32,183,000)	$(22,303,000)

Basic loss per share attributable to common stock	$(0.57)	$(0.13)	$(1.51)	$(1.05)

Diluted loss per share attributable to common stock	$(0.57)	$(0.13)	$(1.51)	$(1.05)

Weighted average equivalent common shares outstanding	21,622,349	21,571,513	21,603,065	20,386,202

Weighted average equivalent common shares outstanding-assuming
dilution	21,622,349	21,571,513	21,603,065	20,386,202

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,605,000)	$(21,339,000)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,967,000	35,569,000
Noncash compensation	671,000	794,000
Deferred income tax benefit	(3,676,000)	(11,086,000)
Gain on insurance proceeds from insurance settlements	(1,029,000)	—
Loss on disposal of assets	468,000	1,392,000
Other	304,000	431,000

Change in current assets and liabilities:
Decrease in accounts receivable	22,928,000	14,141,000
Decrease in prepaid expenses and other assets	2,173,000	1,684,000
Decrease in accounts payable	(4,420,000)	(2,787,000)
Increase (decrease) in accrued liabilities	31,000	(2,100,000)
(Decrease) increase in deferred revenue	(4,386,000)	1,179,000

Net cash provided by operating activities	14,426,000	17,878,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from merger	—	12,382,000
Capital expenditures, net of noncash capital expenditures summarized below	(6,198,000)	(5,123,000)
Proceeds from maturity of short-term investments	63,500,000	21,500,000
Acquisition of short-term investments	(86,750,000)	(12,000,000)
Proceeds from disposal of assets	1,848,000	1,094,000
Proceeds on flood insurance claims	1,029,000	—

Net cash (used in) provided by investing activities	(26,571,000)	17,853,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note	—	5,144,000
Principal payments on notes payable	(6,090,000)	(14,152,000)
Principal payments on capital lease obligations	(608,000)	(1,165,000)
Excess tax benefit from share-based payment arrangement	—	(567,000)
Tax withholdings related to stock based compensation awards	(31,000)	(248,000)

Net cash used in financing activities	(6,729,000)	(10,988,000)

Effect of exchange rate changes in cash and cash equivalents	128,000	(372,000)

Net (decrease) increase in cash and cash equivalents	(18,746,000)	24,371,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,009,000	14,644,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,263,000	$39,015,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$227,000	$491,000
Cash paid for income taxes	$3,000	$721,000
Cash received for income taxes	$231,000	$706,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in accrued purchases of property and equipment	$—	$136,000
Capital lease obligations incurred	$—	$126,000
Stock consideration to consummate the merger	$—	$42,902,000

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

As discussed more fully in Note 3, on February 11, 2015, Legacy Dawson completed the Merger with a wholly-owned subsidiary of Legacy TGC (“Merger Sub”), with Legacy Dawson continuing after the Merger as the surviving entity and a wholly-owned subsidiary of Legacy TGC. The Merger was accounted for as a purchase of Legacy TGC by Legacy Dawson in a “reverse acquisition” because the existing shareholders of Legacy TGC prior to the Merger did not have voting control of the combined entity after the Merger. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent entity, Legacy TGC, is not assumed to be the acquirer and the financial statements of the combined entity are those of the accounting acquirer, Legacy Dawson, including any comparative prior year financial statements presented by the combined entity. Accordingly, the financial results for the three months ended September 30, 2016 presented in this Form 10-Q are compared to the results for the three months ended September 30, 2015, with both three month periods reflecting a full quarter of combined entity operating results. The financial results for the nine months ended September 30, 2016 presented in this Form 10-Q reflect the operations of the combined company for the period January 1 through September 30, 2016. Such results are compared to the results for Legacy Dawson for the period January 1 through February 11, 2015 and the operations of the combined company for the period February 12 through September 30, 2015. Due to the foregoing, the historical financial results for the nine months ended September 30, 2015 presented in this Form 10-Q are not directly comparable to the combined company’s financial results for the nine months ended September 30, 2016. Additionally, all historical equity accounts and awards of Legacy Dawson, including par value per share, share and per share numbers, have been adjusted to reflect the number of shares received in the Merger. Further, in connection with the Merger in 2015, Legacy Dawson changed its fiscal year end from September 30 to December 31.

Significant Accounting Policies

The preparation of the Company’s financial statements in conformity with GAAP requires that certain assumptions and estimates be made that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Because of the use of assumptions and estimates inherent in the reporting process, actual results could differ from those estimates.

Principles of Consolidation. The condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Eagle Canada, Inc., Dawson Seismic Services Holdings, Inc., Eagle Canada Seismic Services ULC, Tidelands Geophysical Co., Inc. and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents. The Company considers demand deposits, certificates of deposit, overnight investments, money market funds and all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts. Management prepares its allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs and its current client base. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. The Company’s allowance for doubtful accounts was $250,000 at September 30, 2016 and December 31, 2015.

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

Management’s estimation of the useful life of assets is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the asset. As circumstances change and new information becomes available, these estimates could change. During the first quarter of 2016, the Company’s management evaluated the useful life of a limited line of certain seismic equipment assets and determined that an adjustment to their useful lives was necessary, which resulted in an immaterial impact on depreciation expense on the Company’s financial statements. Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the condensed consolidated balance sheet, and any resulting gain or loss is reflected in the results of operations for the period.

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

Foreign Currency Translation. The U.S. Dollar is the reporting currency for all periods presented. The functional currency of the Company’s foreign subsidiaries is generally the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. Dollars at the exchange rate on the balance sheet date. Income and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translation are recorded as a separate component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Foreign currency transaction gains (losses) are included in the condensed consolidated statements of operations as other income (expense).

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

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, that is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The Company adopted ASU No. 2016-15 in the third quarter of 2016 with no material impact to its condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, that is intended to simplify accounting for share-based payments awarded to employees, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its condensed consolidated financial statements.

As referenced in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, in February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), that will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. This ASU is effective for the annual period ending after December 15, 2018 and for annual interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its condensed consolidated financial statements.

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

In the fourth quarter of 2015, management finalized its valuation of assets acquired and liabilities assumed in connection with the Merger. As a result, the fair value of the assets acquired and the liabilities assumed have changed from the comparative period ending September 30, 2015 since that period reflected preliminary fair value estimates. The fair value of acquired property and equipment was ultimately concluded to be $5,055,000 higher than preliminarily estimated, the fair value of current liabilities assumed was higher by $943,000, the fair value of current assets was lower by $625,000, the fair value of intangible assets was lower by $2,953,000, and the net deferred tax asset as a result of these adjustments was $534,000 lower. As such, for the fourth quarter of 2015, we recorded a $628,000 increase to depreciation expense and a $697,000 reduction to amortization expense as compared to what we would have recorded had the final valuations of assets acquired and liabilities assumed been recorded as of the acquisition date in February 2015. The following table summarizes the final fair values of the assets acquired and liabilities assumed at the Merger date:

Estimated Fair
Value (in thousands)

Stock consideration	$42,902
Interest bearing debt assumed	12,048
Debt-free current liabilities	13,590
Total purchase price consideration including liabilities assumed	$68,540

Value of current assets
Current assets excluding cash and cash equivalents	$15,531
Cash and cash equivalents	12,382
Total current assets	27,913

Identified tangible assets
Fair value of property and equipment	33,867

Identified intangible assets
Trademarks/trade names	400

Net deferred tax asset	6,360

Total indicated value of assets	$68,540

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

The Company incurred approximately $2,885,000 in Merger related costs on a pretax basis during the nine months ended September 30, 2015. There were no merger related costs for the nine months ended September 30, 2016.

In June 2015, the Company had integrated the operation of Legacy TGC since the end of the first quarter of 2015, including the integration of revenue and payables reporting. Therefore, it was impracticable to disclose the amount of revenues and earnings or losses attributable to Legacy TGC during the three and nine months ended September 30, 2015.

4. SHORT-TERM INVESTMENTS

The Company had short-term investments at September 30, 2016 and December 31, 2015 consisting of certificates of deposit with original maturities greater than three months, but less than a year. Certificates of deposit are limited to one per banking institution and no single investment exceeded the FDIC insurance limit at September 30, 2016 or December 31, 2015.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

At September 30, 2016 and December 31, 2015, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, trade and other receivables, other current assets, accounts payable, other current liabilities and term notes (defined below). Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the term notes approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s term notes and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

6. DEBT

Credit Agreement

The Company’s existing amended and restated credit agreement with Sovereign Bank (the “Credit Agreement”) includes a term loan feature and a revolving loan feature, and also allows for the issuance of letters of credit and other promissory notes. The Company can borrow up to a maximum of $20.0 million pursuant to the Credit Agreement, subject to the terms and limitations discussed below.

The Credit Agreement provides for a revolving loan feature (the “Line of Credit) that permits the Company to borrow, repay and re-borrow, from time to time until June 30, 2017, up to the lesser of (i) $20.0 million or (ii) a sum equal to (a) 80% of the Company’s eligible accounts receivable (less the outstanding principal balance of term loans and letters of credit under the Credit Agreement) and (b) the lesser of (i) 50% of the value of certain of the Company’s core equipment or (ii) $12,500,000. The Company has not utilized the Line of Credit during the current year. Because the Company’s ability to borrow funds under the Line of Credit is tied to the amount of the Company’s eligible accounts receivable and value of certain of the Company’s core equipment, if the Company’s accounts receivable decrease materially for any reason, including delays, reductions or cancellations by clients or decreased demand for our services, or the value of the Company’s pledged core equipment decreases materially, our ability to borrow to fund operations or other obligations may be limited.

The Credit Agreement also provides for a term loan feature. The Company has no outstanding notes payable under the term loan feature of the Credit Agreement, and any notes outstanding under this feature would count towards the maximum amounts we may borrow under the Credit Agreement.

The Company has three outstanding notes payable under the Credit Agreement that are not under the term loan feature (and therefore, do not count towards the maximum amounts that we may borrow) which were incurred to purchase (and/or are secured by) equipment, representing a remaining aggregate principal amount of $3,403,000 as of September 30, 2016.

The Company’s obligations under the Line of Credit are secured by a security interest in the Company’s accounts receivable and certain of the Company’s core equipment, and the term notes are also secured by certain of the Company’s core equipment. Interest on amounts outstanding under the Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes.  The Company is also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00, and (iii) required tangible net worth of not less than $150,000,000. The Company was in compliance with all covenants under the Credit Agreement, including specified ratios, as of September 30, 2016.

Sovereign Bank has also issued a letter of credit in the amount of $1,767,000 in favor of AIG Assurance Company in order to support payment of certain insurance obligations of the Company. The principal amount of this letter of credit is collateralized by certain of the Company’s core equipment and does not count as funds borrowed under our Line of Credit.

Other Indebtedness

The Company, during August 2016, paid in full one note payable to a finance company for insurance.

In addition, the Company leases vehicles and certain specialized seismic equipment under leases classified as capital leases. The Company’s condensed consolidated balance sheet as of September 30, 2016 includes capital lease obligations of $590,000.

The following tables set forth the aggregate principal amount under the Company’s outstanding notes payable and the interest rates as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Notes payable to commercial banks
Aggregate principal amount outstanding	$3,403,000	$8,654,000
Interest rates	3.5% - 4.5%	3.5% - 4.5%

	September 30, 2016	December 31, 2015
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$—	$838,000
Interest rates	—%	2.35%

The aggregate maturities of the notes payable at September 30, 2016 are as follows:

October 2016 - September 2017	$3,403,000
$3,403,000

The following is a schedule showing future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of September 30, 2016:

October 2016 - September 2017	$525,000
October 2017 - September 2018	65,000
$590,000

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

Historically, the Company’s employees and officers that held unvested restricted stock were entitled to dividends when the Company paid dividends (“participating”). The Company’s employees and officers that hold unvested restricted stock awarded during 2016 are not entitled to dividends when the Company pays dividends (“non-participating”). The Company’s basic net loss per share attributable to common stock is computed by reducing the Company’s net loss by the net income allocable to unvested restricted stockholders that have a right to participate in earnings. The Company’s employees and officers that hold unvested restricted stock do not participate in losses because they are not contractually obligated to do so. The undistributed earnings are allocated based on the relative percentage of the weighted average unvested participating restricted stock awards. The basic net loss per share attributable to common stock is computed by dividing the net loss attributable to common stock by the weighted average shares outstanding. The weighted average shares outstanding for the nine months ended September 30, 2015 was calculated by totaling (i) the product of (x) the weighted shares of Legacy Dawson Common Stock outstanding at the beginning of the year multiplied by (y) the Exchange Ratio, plus (ii) the number of shares associated with awards of Legacy Dawson restricted stock and restricted stock units that vested in conjunction with the Merger, weighted as of February 11, 2015, plus (iii) the number of shares of Legacy TGC Common Stock outstanding immediately prior to the Merger, weighted to reflect that such shares were outstanding from February 11, 2015 until the end of the period. The Company’s dilutive net loss per share attributable to common stock is computed by adjusting basic net loss per share attributable to common stock by diluted income allocable to unvested participating restricted stock, if any, divided by weighted average diluted shares outstanding. A reconciliation of the net loss per share attributable to common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net loss	$(12,416)	$(2,870)	$(32,605)	$(21,339)
Income allocable to unvested restricted stock	—	—	—	—
Basic loss attributable to common stock	$(12,416)	$(2,870)	$(32,605)	$(21,339)
Reallocation of participating earnings	—	—	—	—
Diluted loss attributable to common stock	$(12,416)	$(2,870)	$(32,605)	$(21,339)
Weighted average common shares outstanding:
Basic	21,622,349	21,571,513	21,603,065	20,386,202
Dilutive common stock options and non-participating restricted stock awards	—	—	—	—
Diluted	21,622,349	21,571,513	21,603,065	20,386,202
Basic loss attributable to a share of common stock	$(0.57)	$(0.13)	$(1.51)	$(1.05)
Diluted loss attributable to a share of common stock	$(0.57)	$(0.13)	$(1.51)	$(1.05)

The Company had a net loss in each of the three and nine months ended September 30, 2016 and 2015. As a result, all stock options, restricted stock units, and non-participating restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss attributable to a share of common stock for the respective periods. The following weighted average numbers of stock options, restricted stock units, and non-participating restricted stock awards have been excluded from the calculation of diluted loss per share attributable to common stock, as their effect would be anti-dilutive for each of the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock options	414,533	425,151	418,121	426,280
Restricted stock units	278,412	129,247	268,824	125,702
Non-participating restricted stock awards	87,000	—	72,711	—
Total	779,945	554,398	759,656	551,982

There were no shares of participating restricted stock at September 30, 2016 and 2015 included in common stock outstanding.

9. INCOME TAXES

The Company recorded an income tax benefit of $1,557,000 and $3,733,000 on pretax losses of $13,973,000 and $36,338,000 during the three and nine months ended September 30, 2016 which represents effective tax rates of 11.1% and 10.3%, respectively. The Company recorded an income tax benefit of $1,410,000 and $11,095,000 on pretax losses of $4,280,000 and $32,434,000 during the three and nine months ended September 30, 2015 which represents effective tax rates of 32.9% and 34.2%, respectively.

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

The income tax benefit for the three and nine months ended September 30, 2016 do not include income tax benefits for all of the losses incurred because the Company recorded a valuation allowance against part of its federal net operating loss deferred tax assets. In addition, the Company increased its valuation allowance for part of its state net operating loss deferred tax assets. The Company has recorded a valuation allowance against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on Management’s belief that not all the net operating losses are realizable, a federal valuation allowance of $3,550,000 and $9,263,000 and additional state valuation allowances of $130,000 and $246,000 were recorded during the three and nine months ended September 30, 2016. In addition, due to our recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated statements of operations and comprehensive loss. The amount of the valuation allowance considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

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

Overview

We are a leading provider of North American onshore seismic data acquisition services with operations throughout the continental United States and Canada. Substantially all of our revenues are derived from the seismic data acquisition services we provide to our clients, mainly oil and natural gas companies of all sizes. Our clients consist of major oil and gas companies, independent oil and gas companies, and providers of multi-client data libraries. Demand for our services depends upon the level of spending by these companies for exploration, production, development and field management activities, which depends, in a large part, on oil and natural gas prices. Significant fluctuations in domestic oil and natural gas exploration activities and commodity prices, as we have recently experienced, have affected and will continue to affect demand for our services and our results of operations, and such fluctuations continue to be the single most important factor affecting our business and results of operations.

During the third quarter of 2016, we operated four to five crews in the United States. Utilization of two to three crews was unfavorably impacted by client directed project delays. We are currently beginning operations in the Canadian market as the winter season resumes.

The majority of our crews are currently working in oil producing basins. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity and utilization level of our data acquisition crews. Factors impacting productivity and utilization levels include client demand, commodity prices, whether we enter into turnkey or term contracts with our clients, the number and size of crews, the number of recording channels per crew, crew downtime related to inclement weather, delays in acquiring land access permits, agricultural or hunting activity, holiday schedules, short winter days, crew repositioning and equipment failure. To the extent we experience these factors, our operating results may be affected from quarter to quarter. Consequently, our efforts to negotiate more favorable contract terms in our supplemental service agreements, mitigate permit access delays and improve overall crew productivity may contribute to growth in our revenues.

Demand for our services is at reduced levels from recent years and is anticipated to remain at such levels through the remainder of 2016 in response to low and uncertain commodity prices and reduced client expenditures. We have experienced inclement weather and several client directed delays over the last several months. We have also been impacted by a weaker than anticipated Canadian season, crew moves that occurred at the end of the first and second quarters and reduced utilization rates of deployed data acquisition crews in the lower 48 United States. Based on currently available information and seismic service demand levels, we believe we will operate five to seven crews through the first quarter of 2017. Visibility beyond the first quarter of 2017 is unclear due to reasons discussed above.

Most of our client contracts are turnkey contracts. The percentage of revenues derived from turnkey contracts represented approximately three-quarters of our revenues in the first three quarters of 2016 and approximately three-quarters of our revenues throughout fiscal 2015. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the percentage of turnkey contracts to remain high as we continue our operations in the mid-continent, western and southwestern regions of the United States in which turnkey contracts are more common.

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

Reimbursable third-party charges related to our use of helicopter support services, permit support services, specialized survey technologies and dynamite energy sources in areas with limited access are another important factor affecting our results. Revenues associated with third-party charges continued to decline as a percentage of revenue during 2015 and the first three quarters of 2016. We expect that as we continue our operations in the more open terrain of the mid-continent, western and southwestern regions of the United States, the level of these third-party charges will continue to be generally below our historical range of 25% to 35% of revenue.

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

Items Affecting Comparability of Our Financial Results

As discussed above, the Merger has been accounted for as a reverse acquisition under which Legacy Dawson was considered the accounting acquirer of Legacy TGC. As such, the historical financial statements of Legacy Dawson are treated as the historical financial statements of the combined company. The combined company adopted a calendar fiscal year ending December 31. Accordingly, the financial results for the three months ended September 30, 2016 presented in this Form 10-Q are compared to the results for the three months ended September 30, 2015, with both three month periods reflecting a full quarter of combined entity operating results.  The financial results for the nine months ended September 30, 2016 presented in this Form 10-Q reflect the operations of the combined company for the period January 1 through September 30, 2016. Such results are compared to the results for Legacy Dawson for the period January 1 through February 11, 2015 and the operations of the combined company for the period February 12 through September 30, 2015.  Due to the foregoing, the historical financial results for the nine months ended September 30, 2015 presented in this Form 10-Q are not directly comparable to the combined company’s financial results for the nine months ended September 30, 2016.

Results of Operations

Operating Revenues. Our operating revenues for the third quarter of 2016 decreased 55.0% to $28,122,000 from $62,498,000 in the same period of 2015, and decreased 42.5% to $103,263,000 during the first nine months of 2016 as compared to $179,555,000 in the same period of 2015. The revenue decrease was primarily due to the significant reduction in utilization rates in the first three quarters of 2016 as demand for our services has decreased as a result of decreasing and uncertain commodity prices and reduced client expenditures. Client directed delays affected utilization of two to three crews during the third quarter. Reimbursed third-party charges as a percentage of revenues were below our historical ranges during the three and nine months ended September 30, 2016.

Operating Costs.  Operating expenses for the third quarter and first nine months of 2016 decreased to $28,132,000 and $94,203,000 as compared to $50,195,000 and $158,385,000, respectively, for the same periods of 2015. The decrease in operating expenses and reimbursed third-party charges was primarily a result of significant reduction in utilization rates discussed in operating revenues above.

General and administrative expenses. General and administrative expenses were 13.0% and 12.8% of revenues in the third quarter and first nine months of 2016, respectively, compared to 8.0% and 10.1% of revenues in the same periods of 2015. General and administrative expenses decreased $1,343,000 or 26.9% to $3,656,000 during the third quarter of 2016 from $4,999,000 during the same period of 2015, and decreased $4,895,000 or 27.0% to $13,247,000 during the first nine months of 2016 from $18,142,000 during the first nine months of 2015. The primary factors for the decrease in general and administrative expenses were transaction costs of approximately $2,885,000 related to the Merger in 2015 and reduced administration costs to support our operations.

Depreciation expense.  Depreciation expense for the third quarter and first nine months of 2016 totaled $10,591,000 and $33,967,000, respectively, compared to $11,966,000 and $35,569,000 for the third quarter and first nine months of 2015, respectively. Depreciation expense decreased in 2016 as compared to 2015 as a result of limiting capital expenditures to necessary maintenance capital requirements in recent years. Our depreciation expense is expected to remain flat during 2016 primarily due to limited capital expenditures to maintain our existing asset base.

Our total operating costs for the third quarter of 2016 were $42,379,000, representing a 36.9% decrease from the corresponding quarter of 2015. Our operating costs for the first nine months of 2016 were $141,417,000, representing a 33.3% decrease from the first nine months of 2015. These changes were primarily due to the factors described above.

Income Taxes. Income tax benefit was $1,557,000 and $3,733,000 for the third quarter and first nine months of 2016 as compared to $1,410,000 and $11,095,000 for same periods of 2015. Our effective tax rates decreased as compared to the corresponding periods from the prior year primarily due to the recording of a valuation allowance during the first three quarters of 2016 against part of our federal net operating loss deferred tax asset and an increase in our valuation allowances against our state net operating loss deferred tax assets.

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

The reconciliation of our EBITDA to our net loss and net cash (used in) provided by operating activities, which are the most directly comparable GAAP financial measures, are provided in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net loss	$(12,416)	$(2,870)	$(32,605)	$(21,339)
Depreciation and amortization	10,591	11,966	33,967	35,569
Interest (income) expense, net	(21)	120	13	408
Income tax benefit	(1,557)	(1,410)	(3,733)	(11,095)
EBITDA	$(3,403)	$7,806	$(2,358)	$3,543

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net cash (used in) provided by operating activities	$(1,798)	$5,170	$14,426	$17,878
Changes in working capital and other items	(1,367)	2,696	(16,113)	(13,541)
Noncash adjustments to net loss	(238)	(60)	(671)	(794)
EBITDA	$(3,403)	$7,806	$(2,358)	$3,543

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

Cash Flows. Net cash provided by operating activities was $14,426,000 and $17,878,000 for the nine months ended September 30, 2016 and 2015, respectively. The decrease in cash flows of $3,452,000 relates to a decrease in the level of business and related collections. A significant portion of operating cash flows reflected during the nine months ended September 30, 2016 and 2015 relate to collections from customers for services provided in previous reporting periods. Accounts receivable decreased by $22,928,000 and $14,141,000 for the nine months ended September 30, 2016 and 2015, respectively.

Net cash used in investing activities was $26,571,000 for the nine months ended September 30, 2016. Net cash provided by investing activities was $17,853,000 for the nine months ended September 30, 2015. The net cash used in investing activities during the nine months ended September 30, 2016 represents $23,250,000 of short-term investments in excess of maturities that were reinvested and $6,198,000 in cash capital expenditures. These increases in cash used in investing activities were offset by proceeds from disposal of assets of $1,848,000 and proceeds on flood insurance claims of $1,029,000. During the nine months ended September 30, 2015, the net cash provided by investing activities included cash of $12,382,000 acquired in the Merger, $9,500,000 of short-term investment maturities that were not reinvested and $1,094,000 in proceeds from disposal of assets. These increases in cash provided by investing activities were offset by cash capital expenditures of $5,123,000.

Net cash used in financing activities was $6,729,000 for the nine months ended September 30, 2016 and primarily included principal payments of $6,090,000 on our notes and payments of $608,000 under our capital leases. Net cash used in financing activities for the nine months ended September 30, 2015 was $10,988,000 and was comprised of principal payments of $14,152,000 on term notes, payments of $1,165,000 under our capital leases and $815,000 associated with taxes related to stock vesting. These uses of cash were offset by proceeds of $5,144,000 in borrowing on our term loan.

Capital Expenditures.  The Board of Directors has approved an initial 2016 budget of $10,000,000 for capital expenditures, which is limited primarily to necessary maintenance capital requirements and incremental recording channel replacement or increase. To date, $6,198,000 has been spent primarily for maintenance capital purposes. In recent years, we have funded some of our capital expenditures through cash reserves, equipment term loans and capital leases. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings.

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

Credit Agreement

Our existing amended and restated credit agreement with Sovereign Bank (the “Credit Agreement”) includes a term loan feature and a revolving loan feature, and also allows for the issuance of letters of credit and other promissory notes. We can borrow up to a maximum of $20.0 million pursuant to the Credit Agreement, subject to the terms and limitations discussed below.

The Credit Agreement provides for a revolving loan feature (the “Line of Credit”) that permits us to borrow, repay and re-borrow, from time to time until June 30, 2017, up to the lesser of (i) $20.0 million or (ii) a sum equal to (a) 80% of our eligible accounts receivable (less the outstanding principal balance of term loans and letters of credit under the Credit Agreement) and (b) the lesser of (i) 50% of the value of certain of our core equipment or (ii) $12,500,000. We have not utilized the Line of Credit during the current year. Because our ability to borrow funds under the Line of Credit is tied to the amount of our eligible accounts receivable and value of certain of our core equipment, if our accounts receivable decrease materially for any reason, including delays, reductions or cancellations by clients or decreased demand for our services, or the value of our pledged core equipment decreases materially, our ability to borrow to fund operations or other obligations may be limited.

The Credit Agreement also provides for a term loan feature. We have no outstanding notes payable under the term loan feature of the Credit Agreement, and any notes outstanding under this feature would count towards the maximum amounts we may borrow under the Credit Agreement.

We have three outstanding notes payable under the Credit Agreement that are not under the term loan feature (and therefore do not count towards the maximum amounts that we may borrow) which were incurred to purchase (and/or are secured by) equipment, representing a remaining aggregate principal amount of $3,403,000 as of September 30, 2016.

Our obligations under the Line of Credit are secured by a security interest in our accounts receivable and certain of our core equipment, and the term notes are also secured by certain of our core equipment. Interest on amounts outstanding under the Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes. We are also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $150,000,000. We were in compliance with all covenants under the Credit Agreement, including specified ratios, as of September 30, 2016.

Sovereign Bank has also issued a letter of credit in the amount of $1,767,000 in favor of AIG Assurance Company in order to support payment of our insurance obligations. The principal amount of this letter of credit is collateralized by certain of our core equipment and does not count as funds borrowed under our Line of Credit.

Other Indebtedness

We paid in full, during August 2016, one note payable to a finance company for insurance.

In addition, we lease vehicles and certain specialized seismic equipment under leases classified as capital leases. Our condensed consolidated balance sheet as of September 30, 2016 includes capital lease obligations of $590,000.

The following tables set forth the aggregate principal amount under our outstanding notes payable and the interest rates as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Notes payable to commercial banks
Aggregate principal amount outstanding	$3,403,000	$8,654,000
Interest rates	3.5% - 4.5%	3.5% - 4.5%

	September 30, 2016	December 31, 2015
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$—	$838,000
Interest rates	—%	2.35%

The aggregate maturities of the notes payable at September 30, 2016 are as follows:

October 2016 - September 2017	$3,403,000
$3,403,000

The following is a schedule showing future minimum lease payments under capital leases by years and the present value of the minimum lease payments as of September 30, 2016:

October 2016 - September 2017	$525,000
October 2017 - September 2018	65,000
$590,000

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements.

Critical Accounting Policies

Information regarding our critical accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, that is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. We adopted ASU No. 2016-15 in the third quarter of 2016 with no material impact to our condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, that is intended to simplify accounting for share-based payments awarded to employees, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We are currently evaluating the new guidance to determine the impact it will have on our condensed consolidated financial statements.

As referenced in our Annual Report on Form 10-K for the year ended December 31, 2015, in February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), that will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. This ASU is effective for the annual period ending December 15, 2018, and for annual interim periods thereafter. Early adoption is permitted. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. These risks arise primarily as a result of potential changes to operating concentration of credit risk and changes in interest rates. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We also conduct business in Canada which subjects our results of operations and cash flows to foreign currency exchange rate risk.

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at September 30, 2016. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several small clients.

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

We have cash in the bank which, at times, may exceed federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At September 30, 2016, cash and cash equivalents totaled $18,263,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the nine months ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

DAWSON GEOPHYSICAL COMPANY

DATE: November 7, 2016	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors, President and Chief Executive Officer

DATE: November 7, 2016	By:	/s/ James K. Brata
James K. Brata
Executive Vice President, Chief Financial Officer, Secretary and Treasurer

INDEX TO EXHIBITS

Number	Exhibit

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
10.3

Eleventh Amendment to Amended and Restated Loan and Security Agreement, by and between Dawson Geophysical Company and Sovereign Bank, dated September 30, 2016, filed on October 6, 2016 as exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.

*         Filed herewith.