Form 10-K
period 2016-12-31
DAWSON GEOPHYSICAL CO
filed 2017-03-13
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2016, the aggregate market value of Dawson Geophysical Company common stock, par value $0.01 per share, held by non-affiliates (based upon the closing transaction price on Nasdaq) was approximately $163,401,000.

On March 9, 2017, there were 21,663,628 shares of Dawson Geophysical Company common stock, $0.01 par value outstanding.

As used in this report, the terms “we,” “our,” “us,” “Dawson” and the “Company” refer to Dawson Geophysical Company unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

DAWSON GEOPHYSICAL COMPANY

FORM 10‑K

For the Year Ended December 31, 2016

DISCLOSURE REGARDING FORWARD‑LOOKING STATEMENTS

Statements other than statements of historical fact included in this Form 10‑K that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” regarding technological advancements and our financial position, business strategy, and plans and objectives of our management for future operations, may be deemed to be forward‑looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10‑K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward‑looking statements. Such forward‑looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward‑looking statements as a result of certain factors, including, but not limited to, dependence upon energy industry spending; the volatility of oil and natural gas prices; changes in economic conditions; the potential for contract delays; reductions or cancellations of service contracts; limited number of customers; credit risk related to our customers; reduced utilization; high fixed costs of operations and high capital requirements; operational disruptions; industry competition; external factors affecting the Company’s crews such as weather interruptions and inability to obtain land access rights of way; whether the Company enters into turnkey or day rate contracts; crew productivity; the availability of capital resources; and disruptions in the global economy. See “Risk Factors” for more information on these and other factors. These forward‑looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. The cautionary statements made in this Form 10‑K should be read as applying to all related forward‑looking statements wherever they appear in this Form 10‑K. All subsequent written and oral forward‑looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We assume no obligation to update any such forward‑looking statements.

Part I

Item 1.  BUSINESS

General

Dawson Geophysical Company, a Texas corporation (the “Company”), is a leading provider of North America onshore seismic data acquisition services with operations throughout the continental United States (“U.S.”) and Canada. We acquire and process 2‑D, 3‑D and multi‑component seismic data for our clients, ranging from major oil and gas companies to independent oil and gas operators as well as providers of multi‑client data libraries. Our principal business office is located at 508 West Wall, Suite 800, Midland, Texas 79701 (Telephone: 432‑684‑3000), and our internet address is www.dawson3d.com. We make available free of charge on our website our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, and current reports on Form 8‑K as soon as reasonably practicable after filing or furnishing such information with the Securities and Exchange Commission (“SEC”).

On February 11, 2015, the Company, which was formerly known as TGC Industries, Inc. (“Legacy TGC”), consummated a strategic business combination with Dawson Operating Company, which was formerly known as Dawson Geophysical Company (“Legacy Dawson”), pursuant to which a wholly‑owned subsidiary of Legacy TGC merged with and into Legacy Dawson, with Legacy Dawson continuing after the merger as the surviving entity and a wholly‑owned subsidiary of Legacy TGC (the “Merger”). In connection with the Merger, Legacy Dawson changed its name to “Dawson Operating Company” and Legacy TGC changed its name to “Dawson Geophysical Company.” Legacy TGC was formed in 1980. Legacy Dawson was formed in 1952.

Except as otherwise specifically noted herein, references herein to the “Company,” “we,” “us” or “our” refer to post‑combination Dawson Geophysical Company and its consolidated subsidiaries, including Legacy Dawson.

We provide our seismic data acquisition services primarily to onshore oil and natural gas exploration and development companies for use in the onshore drilling and production of oil and natural gas in the continental U.S. and Canada as well as providers of multi‑client data libraries. The main factors influencing demand for seismic data acquisition services in our industry are the level of drilling activity by oil and natural gas companies and the sizes of such companies’ exploration and development budgets, which, in turn, depend largely on current and anticipated future crude oil and natural gas prices and depletion rates of the companies’ oil and natural gas reserves.

As of December 31, 2016, we operated seven seismic crews, consisting of three crews in the U.S. and four crews in Canada, and one seismic data processing center. During the three months ended December 31, 2016, we operated a maximum of six crews in the U.S. and four in Canada. We anticipate operating four to six crews in the U.S. and Canada through the first quarter of 2017. Visibility for active crew count beyond the first quarter is limited due to uncertainty in oil prices and demand levels. Demand for our services is likely to continue to be at reduced levels in North America in response to the reduced expenditures by our clients related to the depressed crude oil prices. Our seismic crews supply seismic data primarily to companies engaged in the exploration and development of oil and natural gas on land and in land‑to‑water transition areas. Seismic acquisition services of our wholly‑owned subsidiary, Eagle Canada Seismic Services, ULC (“Eagle Canada”), are also used by the potash mining industry in Canada, and Eagle Canada has particular expertise through its heliportable capabilities. Our clients rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques. In addition, seismic data are sometimes utilized in unconventional reservoirs to identify geo-hazards (such as subsurface faults) for drilling purposes, aid in geo-steering of a horizontal well bore and rock property identification for high grading of well locations and hydraulic fracturing. The majority of our current activity is in areas of unconventional reservoirs.

We acquire geophysical data using the latest in 3‑D seismic survey techniques. We introduce acoustic energy into the ground by using vibration equipment or dynamite detonation, depending on the surface terrain, area of operation, and subsurface requirements. The reflected energy, or echoes, are received through geophones, converted into a digital signal at a multi‑channel recording unit, and then transmitted to a central recording vehicle. Subsurface requirements dictate the number of channels necessary to perform our services. We generally use thousands of recording channels in our seismic surveys. Additional recording channels enhance the resolution of the seismic survey through increased imaging analysis and provide improved operational efficiencies for our clients. With our state‑of‑the‑art seismic equipment, including computer technology and multiple channels, we acquire, on a cost effective basis, immense volumes of seismic data that, when processed and interpreted, produce precise images of the earth’s subsurface. Our clients then use our seismic data to generate 3‑D geologic models that help reduce drilling risks, finding and development costs and improve recovery rates from existing fields.

In addition to conventional 2‑D and 3‑D seismic surveys, we provide what the industry refers to as multi‑component seismic data surveys. Multi‑component surveys involve the recording of alternative seismic waves known as shear waves. Shear waves can be recorded as wave conversion of conventional energy sources (3‑C converted waves) or from horizontal vibrator energy source units (shear wave vibrators). Multi‑component data are utilized in further analysis of subsurface rock type, fabric and reservoir characterization. We own equipment required for onshore multi‑component surveys. The majority of the projects in Canada require multi‑component recording equipment. We have operated one to two multi‑component equipped crews in the U.S. routinely over the past few years. The use of multi‑component seismic data could increase in North America over the next few years if industry conditions improve and potentially require capital expenditures for additional equipment.

In recent years, we have begun providing surface‑recorded microseismic services utilizing equipment we currently own. Microseismic monitoring is used by clients who use hydraulic fracturing to extract hydrocarbon deposits to monitor their hydraulic fracturing operations. In addition, seismic data are sometimes utilized in unconventional reservoirs to identify geo-hazards (such as subsurface faults) for drilling purposes, aid in geo-steering of a horizontal well bore and rock property identification for high grading of well locations and hydraulic fracturing. The majority of our current activity is in areas of unconventional reservoirs.

We market and supplement our services in the continental U.S. from our headquarters in Midland, Texas and from additional offices in three other cities in Texas (Denison, Houston and Plano) as well as two additional states, Oklahoma (Oklahoma City) and Colorado (Denver). In addition, we market and supplement our services in Canada from our facilities in Calgary, Alberta.

The Industry

Technological advances in seismic equipment and computing allow the seismic industry to acquire and process, on a cost‑effective basis, immense volumes of seismic data which produce precise images of the earth’s subsurface. The latest accepted method of seismic data acquisition, processing, and the subsequent interpretation of the processed data is the 3‑D seismic method. Geophysicists use computer workstations to interpret 3‑D data volumes, identify subsurface anomalies, and generate a geologic model of subsurface features. In contrast with the 3‑D method, the 2‑D method involves the collection of seismic data in a linear fashion, thus generating a single plane of subsurface seismic data.

3‑D seismic data are used in the exploration and development of new reserves and enable oil and natural gas companies to better delineate existing fields and to augment their reservoir management techniques. Benefits of incorporating high resolution 3‑D seismic surveys into exploration and development programs include reducing drilling risk, decreasing oil and natural gas finding costs, and increasing the efficiencies of reservoir location, delineation, and management. In order to meet the requirements necessary to fully realize the benefits of 3‑D seismic data, there is an increasing demand for improved data quality with greater subsurface resolution.

Currently, the North American seismic data acquisition industry is made up of a number of companies divided into two groups. The first group is made up of publicly‑traded companies which includes us and SAExploration Holdings, Inc. (“SAE”). The second group is made up of Echo Seismic Ltd. (“ECHO”), Geokinetics, Inc. (“Geokinetics”), Breckenridge Geophysical Inc. (“Breckenridge”), and Paragon Geophysical Services, Inc. (“Paragon”), along with smaller companies which generally run one or two seismic crews and often specialize in specific regions or types of operations.

Equipment and Crews

In recent years, we have experienced continued increases in recording channel capacity on a per crew or project basis. This increase in channel count demand is driven by client needs and is necessary in order to produce higher resolution images, increase crew efficiencies and undertake larger scale projects. Due to the increase in demand for higher channel counts, we have continued our investments in additional channels. In response to project‑based channel requirements, we routinely deploy a variable number of channels on a variable number of crews in an effort to maximize asset utilization and meet client needs. While the number of recording systems we own may exceed the number utilized in the field at any given time, we maintain the excess equipment to provide additional operational flexibility and to allow us to quickly deploy additional recording channels and energy source units as needed to respond to client demand and desire for improved data quality with greater subsurface images. We believe we will realize the benefit of increased channel counts and flexibility of deployment through increased crew efficiencies, higher revenues and margins with improved conditions.

Since 2011, we have purchased or leased a significant number of cable‑less recording channels. We have utilized this equipment primarily as stand‑alone recording systems, but on occasion we have utilized it in conjunction with our cable‑based systems. As a result of the introduction of cable‑less recording systems, we have realized increased crew efficiencies and increased revenue on projects using this equipment. We believe we will experience continued demand for cable‑less recording systems in the future. While we have replaced cable‑based recording equipment with cable‑less equipment on certain crews, the cable‑based recording equipment continues to be deployed on existing crews.

As of December 31, 2016, we owned equipment for 22 land‑based seismic data acquisition crews, 201 vibrator energy source units, approximately 260,000 recording channels and 22 central recording systems. Of the 22 recording systems we owned at December 31, 2016, 12 were Geospace Technologies GSR and GSX cable‑less recording systems, eight were ARAM ARIES cable‑based recording systems, one was a Wireless Seismic RT System 2 system, and one was a cable‑less INOVA Hawk system. Each crew consists of approximately 40 to 100 technicians with associated vehicles, geophones, a seismic recording system, energy sources, cables, and a variety of other equipment. Each ARAM crew has one central recording vehicle which captures seismic data. The GSR, GSX and INOVA Hawk crews utilize a recorder to manage the data acquisition while the individual system captures and holds the data until they are placed in the Data Transfer Module. The data is then transferred to various data storage media, which are delivered to a data processing center selected by the client.

Equipment Acquisition and Capital Expenditures

We monitor and evaluate advances in geophysical technology and commit capital funds to purchase the equipment we deem most effective to maintain our competitive position. Purchasing and updating seismic equipment and technology involves a commitment to capital spending. We also tie our capital expenditures closely to demand for our services. As a result of the continuing softening in demand for seismic services beginning in early 2014 and the Company’s belief that its current equipment base is sufficient to meet current demand, the Company has adopted a maintenance capital expenditures program and has generally curtailed large equipment purchases.

Clients

Our services are marketed by supervisory and executive personnel who contact clients to determine geophysical needs and respond to client inquiries regarding the availability of crews or processing schedules. These contacts are based principally upon professional relationships developed over a number of years.

Our clients range from major oil and gas companies to small independent oil and gas operators and also providers of multi‑client data libraries. The services we provide to our clients vary according to the size and needs of each client. During the twelve months ended December 31, 2016, sales to one client represented approximately 13% of our revenue. The remaining balance of our revenue was derived from varied clients and none represented 10% or more of our revenues. We anticipate that sales to this one client will represent a smaller percentage of our overall revenues during 2017.

We do not acquire seismic data for our own account or for future sale, maintain multi‑client seismic data libraries or participate in oil and gas ventures. The results of seismic surveys conducted for a client belong to that client. It is also our policy that none of our officers, directors or employees actively participate in oil and natural gas ventures. All of our clients’ information is maintained in the strictest confidence.

Domestic and Foreign Operations

We derive our revenue from domestic and foreign sources. Total revenues for the twelve months ended December 31, 2016 were approximately $133,330,000, of which $122,522,000 were earned in the U.S. and $10,808,000 were earned in Canada. Total revenue for the twelve months ended December 31, 2015 were approximately $234,685,000, of which $222,154,000 were earned in the U.S. and $12,531,000 were earned in Canada.

Long lived assets as of December 31, 2016 were approximately $324,950,000, with $308,418,000 owned in the U.S. and $16,532,000 owned in Canada. Long lived assets as of December 31, 2015 were approximately $345,619,000, with $329,467,000 owned in the U.S. and $16,152,000 owned in Canada.

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

Currently, as in recent years, most of our projects are operated under turnkey agreements. Turnkey agreements generally provide us more profit potential, but involve more risks because of the potential of crew downtime or operational delays. We attempt to negotiate on a project‑by‑project basis some level of weather downtime protection within the turnkey agreements. Under the term agreements, we forego an increased profit potential in exchange for a more consistent revenue stream with improved protection from crew downtime or operational delays.

Competition

The acquisition of seismic data for the oil and natural gas industry is a highly competitive business. Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although factors other than price, such as crew safety, performance history, and technological and operational expertise, are often determinative. Our competition includes publicly traded competitors, such as SAE. Our other major competitors include Echo, Geokinetics, Breckenridge, and Paragon. In addition to these previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two crews. Further, the barriers to entry in the seismic industry are not prohibitive, and it would not be difficult for seismic companies outside of the U.S. to enter the domestic market and compete with us.

Employees

As of December 31, 2016, we employed 814 full‑time employees, of which approximately 97 consisted of management, sales, and administrative personnel with the remainder being crew and crew support personnel. Our employees are not represented by a labor union. We believe we have good relations with our employees.

See “Item 2. Properties” for a description of our material properties utilized in our business.

Item 1A.  RISK FACTORS

An investment in our common stock is subject to a number of risks, including those discussed below. You should carefully consider these discussions of risk and the other information included in this Form 10‑K. These risk factors could affect our actual results and should be considered carefully when evaluating us. Although the risks described below are the risks that we believe are material, they are not the only risks relating to our business, our industry and our common stock. Additional risks and uncertainties, including those that are not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition or results of operations. If any of the events described below occur, our business, financial condition or results of operations could be materially adversely affected.

We derive substantially all of our revenues from companies in the oil and natural gas exploration and development industry, as well as providers of multi‑client data libraries which serve common clients in the industry. The oil and natural gas industry is a historically cyclical industry which appears to be emerging from a severe downturn, with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices.

Demand for our services depends upon the level of expenditures by oil and natural gas companies for exploration, production, development and field management activities, which depend primarily on oil and natural gas prices. The oil and natural gas industry currently appears to be emerging from a severe downturn. Significant declines in oil and natural gas exploration activities and oil and natural gas prices have adversely affected the demand for our services and our results of operations in the past as well as currently and will continue to do so if the level of such exploration activities and the prices for oil and natural gas were to decline in the future or if the downturn that we appear to be emerging from is extended or becomes more severe. In addition to the market prices of oil and natural gas, the willingness of our clients to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which our management has no control, including general economic conditions and the availability of credit. Any prolonged reduction in the overall level of exploration and development activities, whether resulting from changes in oil and natural gas prices or otherwise, could adversely impact us in many ways by negatively affecting:

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

Worldwide political, economic, and military events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Depending on the market prices of oil and natural gas, oil and natural gas exploration and development companies may cancel or curtail their capital expenditure and drilling programs, thereby reducing demand for our services, or may become unable to pay, or have to delay payment of, amounts owed to us for our services. Oil and natural gas prices have been highly volatile historically and, we believe, will continue to be so in the future. Many factors beyond our control affect oil and natural gas prices, including:

•	the cost of exploring for, producing, and delivering oil and natural gas;

•	the discovery rate of new oil and natural gas reserves;

•	the rate of decline of existing and new oil and natural gas reserves;

•	available pipeline and other oil and natural gas transportation capacity;

•	the ability of oil and natural gas companies to raise capital and debt financing;

•	actions by OPEC (the Organization of Petroleum Exporting Countries);

•	political instability in the Middle East and other major oil and natural gas producing regions;

•	economic conditions in the U.S. and elsewhere;

•	domestic and foreign tax policy;

•	domestic and foreign energy policy including increased emphasis on alternative sources of energy;

•	weather conditions in the U.S., Canada and elsewhere;

•	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

•	the price of foreign imports of oil and natural gas; and

•	the overall supply and demand for oil and natural gas.

We, and our clients, may be adversely affected by an economic downturn.

An economic downturn could have a material adverse effect on our financial results and proposed plan of operations and could lead to further significant fluctuations in the demand for and pricing of oil and gas. Reduced demand and pricing pressures could adversely affect the financial condition and results of operations of our clients and their ability to purchase our services. We are not able to predict the timing, extent, and duration of the economic cycles in the markets in which we operate. The oil and natural gas industry appears to be emerging from a severe downturn and prices for oil and natural gas have recently stabilized after the decline that began in the fourth quarter of 2014. If the downturn that we appear to be emerging from continues for an extended period of time, or if it becomes more extreme, it may have material adverse effects on our planned operations, level of capital expenditures and financial condition.

A limited number of clients operating in a single industry account for a significant portion of our revenues, and the loss of one of these clients could adversely affect our results of operations.

We derive a significant amount of our revenues from a relatively small number of oil and gas exploration and development companies and providers of multi‑client data libraries. During the twelve months ended December 31, 2016, our largest client accounted for approximately 13% of our revenues. If this client, or any of our other significant clients, were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, experience financial difficulties or for any other reason, our results of operations could be adversely affected.

Our clients could delay, reduce or cancel their service contracts with us on short notice, which may lead to lower than expected demand and revenues.

Our order book reflects client commitments at levels we believe are sufficient to maintain operations on our existing crews for the indicated periods. However, our clients can delay, reduce or cancel their service contracts with us on short notice. If the current downturn in the oil and natural gas industry that we appear to be emerging from continues for an extended period of time, or if it becomes more extreme, it may result in an increase in delays, reductions or cancellations by our clients. In addition, the timing of the origination and completion of projects and when projects are awarded and contracted for is also uncertain. As a result, our order book as of any particular date may not be indicative of actual demand and revenues for any succeeding period.

Our revenues, operating results and cash flows can be expected to fluctuate from period to period.

Our revenues, operating results and cash flows may fluctuate from period to period. These fluctuations are attributable to the level of new business in a particular period, the timing of the initiation, progress or cancellation of significant projects, higher revenues and expenses on our dynamite contracts, and costs we incur to train new crews we may add in the future to meet increased client demand. Fluctuations in our operating results may also be affected by other factors that are outside of our control such as permit delays, weather delays and crew productivity. Oil and natural gas prices have continued to be volatile and have resulted in significant demand fluctuations for our services. The current downturn in the oil and natural gas industry that we appear to be emerging from and the related sustained declines in oil and natural gas commodity prices have resulted in declines in the demand for our services. There can be no assurance of future oil and gas price levels or stability. Our operations in Canada are also seasonal as a result of the thawing season and we have historically experienced limited Canadian activity during the second and third quarters of each year. The demand for our services will be adversely affected by a significant reduction in oil and natural gas prices and by climate change legislation or material changes to U.S. energy policy. Because our business has high fixed costs, the negative effect of one or more of these factors could trigger wide variations in our operating revenues, cash flows, EBITDA, margin, and profitability from quarter‑to‑quarter, rendering quarter‑to‑quarter comparisons unreliable as an indicator of performance. Due to the factors discussed above, you should not expect sequential growth in our quarterly revenues and profitability.

We extend credit to our clients without requiring collateral, and a default by a client could have a material adverse effect on our operating revenues.

We perform ongoing credit evaluations of our clients’ financial conditions and, generally, require no collateral from our clients. It is possible that one or more of our clients will become financially distressed, especially in light of the recent downturn in the oil and natural gas industry and low commodity prices, which could cause them to default on their obligations to us and could reduce the client’s future need for seismic services provided by us. Our concentration of clients may also increase our overall exposure to these credit risks. A default in payment from one of our large clients could have a material adverse effect on our operating revenues for the period involved.

We incur losses.

We incurred net losses of $39,792,000 and $26,279,000 for the twelve months ended December 31, 2016 and 2015, respectively.

Our ability to be profitable in the future will depend on many factors beyond our control, but primarily on the level of demand for land‑based seismic data acquisition services by oil and natural gas exploration and development companies. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We have indebtedness under credit facilities with a commercial bank, and certain of our core assets and our accounts receivable are pledged as collateral for these obligations. Our ability to borrow may be limited if our accounts receivable decrease or the value of certain of our core assets is materially impaired.

We have indebtedness under credit facilities with a commercial bank, and certain of our core assets as well as our accounts receivable are pledged as collateral for these borrowings. If we are unable to repay all secured borrowings when due, whether at maturity or if declared due and payable following a default, our lenders have the right to proceed against the assets pledged to secure the indebtedness and may sell these assets in order to repay those borrowings, which could materially harm our business, financial condition and results of operations. Our ability to borrow funds under our revolving line of credit is tied to the value of pledged assets as well as the amount of our eligible accounts receivable. If our pledged assets become materially impaired or our accounts receivable decrease materially for any reason, including delays, reductions or cancellations by clients or decreased demand for our services, our ability to borrow to fund operations or other obligations may be limited.

Our financial results could be adversely affected by asset impairments.

We periodically review our portfolio of equipment and our intangible assets for impairment. In connection with the Merger, we recorded intangibles associated with the combination of Legacy TGC and Legacy Dawson that are an asset on our consolidated balance sheet. Future events, including our financial performance, sustained decreases in oil and natural gas prices, reduced demand for our services, our market valuation or the market valuation of comparable companies, loss of a significant client’s business, or strategic decisions, could cause us to conclude that impairment indicators exist and ultimately that the asset values associated with our equipment or our intangibles were to be impaired. If we were to impair our equipment or intangibles, these noncash asset impairments could negatively affect our financial results in a material manner in the period in which they are recorded, and the larger the amount of any impairment that may be taken, the greater the impact such impairment may have on our financial results.

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

The seismic data acquisition services industry is a highly competitive business in the continental U.S. and Canada. Our competitors include companies with financial resources that are greater than our own as well as companies of comparable and smaller size. Additionally, the seismic data acquisition business is extremely price competitive and has a history of periods in which seismic contractors bid jobs below cost and, therefore, adversely affected industry pricing. Many contracts are awarded on a bid basis, which may further increase competition based primarily on price. Further, the barriers to entry in the seismic industry are not prohibitive, and it would not be difficult for seismic companies outside of the U.S. to enter the domestic market and compete with us.

Inclement weather may adversely affect our ability to complete projects and could therefore adversely affect our results of operations.

Our seismic data acquisition operations could be adversely affected by inclement weather conditions. Delays associated with weather conditions could adversely affect our results of operations. For example, weather delays could affect our operations on a particular project or an entire region and could lengthen the time to complete data acquisition projects. In addition, even if we negotiate weather protection provisions in our contracts, we may not be fully compensated by our clients for delays caused by inclement weather.

Our operations are subject to delays related to obtaining land access rights of way from third parties which could affect our results of operations.

Our seismic data acquisition operations could be adversely affected by our inability to obtain timely right of way usage from both public and private land and/or mineral owners. We cannot begin surveys on property without obtaining permits from governmental entities as well as the permission of the private landowners who own the land being surveyed. In recent years, it has become more difficult, costly and time‑consuming to obtain access rights of way as drilling activities have expanded into more populated areas. Additionally, while landowners generally are cooperative in granting access rights, some have become more resistant to seismic and drilling activities occurring on their property. In addition, governmental entities do not always grant permits within the time periods expected. Delays associated with obtaining such rights of way could negatively affect our results of operations.

Capital requirements for our operations are large. If we are unable to finance these requirements, we may not be able to maintain our competitive advantage.

Seismic data acquisition and data processing technologies historically have progressed steadily, and we expect this trend to continue. In order to remain competitive, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities. Our working capital requirements remain high, primarily due to the expansion of our infrastructure in response to client demand for cable‑less recording systems and more recording channels, which has increased as the industry strives for improved data quality with greater subsurface resolution images. Our sources of working capital are limited. We have historically funded our working capital requirements primarily with cash generated from operations, cash reserves and, from time to time, borrowings from commercial banks. In recent years, we have funded some of our capital expenditures through equipment term loans and capital leases. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings. If we were to expand our operations at a rate exceeding operating cash flow, if current demand or pricing of geophysical services were to decrease substantially, or if technical advances or competitive pressures required us to acquire new equipment faster than our cash flow could sustain, additional financing could be required. If we were not able to obtain such financing or renew our existing revolving line of credit when needed, our failure could have a negative impact on our ability to pursue expansion and maintain our competitive advantage.

Technological change in our business creates risks of technological obsolescence and requirements for future capital expenditures. If we are unable to keep up with these technological advances, we may not be able to compete effectively.

Seismic data acquisition technologies historically have steadily improved and progressed, and we expect this progression to continue. We are in a capital intensive industry, and in order to remain competitive, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities. However, we may have limitations on our ability to obtain the financing necessary to enable us to purchase state‑of‑the‑art equipment, and certain of our competitors may be able to purchase newer equipment when we may not be able to do so, thus affecting our ability to compete.

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

We are dependent on our management team and key employees, and inability to retain our current team or attract new employees could harm our business.

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

Our stock price is subject to significant volatility. Overall market conditions, including a decline in oil and natural gas prices and other risks and uncertainties described in this “Risk Factors” section and in our other filings with the SEC, could cause the market price of our common stock to fall. Our high and low sales prices of our common stock for the twelve months ended December 31, 2016 were $9.00 and $2.90, respectively. Further, the high and low sales prices of our common stock for the twelve months ended December 31, 2015 were $7.31 and $1.90, respectively.

Our common stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “DWSN.” However, daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities. For example, during 2016 our daily trading volume was as low as 6,300 shares. It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.

Our common stock has traded below $5.00 per share in the past year, and when it trades below $5.00 per share it may be considered a low‑priced stock and may be subject to regulations that limit or restrict the potential market for the stock.

Although currently our common stock is trading above $5.00 per share, our common stock may be considered a low-priced stock pursuant to rules promulgated under the Exchange Act, if it trades below a price of $5.00 per share. Under these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stock, the broker-dealer’s duties, the client’s rights and remedies, and certain market and other information, and make a suitability determination approving the client for low-priced stock transactions based on the client’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing and provide monthly account statements to the client, and obtain specific written consent of the client. With these restrictions, the likely effect of designation as a low-price stock would be to decrease the willingness of broker-dealers to make a market for our common stock, to decrease the liquidity of the stock and to increase the transaction costs of sales and purchases of such stocks compared to other securities. As of February 10, 2016, our common stock was quoted at a closing sales price of $2.93 per share and we cannot guarantee that our common stock will trade at a price greater than $5.00 per share.

We do not expect to pay cash dividends on our common stock for the foreseeable future, and, therefore, only appreciation of the price of our common stock may provide a return to shareholders.

While there are currently no restrictions prohibiting us from paying dividends to our shareholders, our board of directors, after consideration of economic and market conditions affecting the energy industry in general, and the oilfield services business in particular, determined that we would not pay a dividend in respect of our common stock for the foreseeable future. Payment of any dividends in the future will be at the discretion of our board and will depend on our financial condition, results of operations, capital and legal requirements, and other factors deemed relevant by the board.

Certain provisions of our amended and restated certificate of formation may make it difficult for a third party to acquire us in the future or may adversely impact your ability to obtain a premium in connection with a future change of control transaction.

Our amended and restated certificate of formation contains provisions that require the approval of holders of 80% of our issued and outstanding shares before we may merge or consolidate with or into another corporation or entity or sell all or substantially all of our assets to another corporation or entity. Additionally, if we increase the size of our board from the current eight directors to nine directors, we could, by resolution of the board of directors, stagger the directors’ terms, and our directors could not be removed without approval of holders of 80% of our issued and outstanding shares. These provisions could discourage or impede a tender offer, proxy contest or other similar transaction involving control of us.

In addition, our board of directors has the right to issue preferred stock upon such terms and conditions as it deems to be in our best interest. The terms of such preferred stock may adversely impact the dividend and liquidation rights of our common shareholders without the approval of our common shareholders.

We may be subject to liability claims that are not covered by our insurance.

Our business is subject to the general risks inherent in land‑based seismic data acquisition activities. Our activities are often conducted in remote areas under dangerous conditions, including the detonation of dynamite. These operations are subject to risk of injury to personnel and damage to equipment. Our crews are mobile, and equipment and personnel are subject to vehicular accidents. These risks could cause us to experience equipment losses, injuries to our personnel, and interruptions in our business.

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

Companies within our industry are typically subject to high fixed costs which consist primarily of depreciation (a non‑cash item) and maintenance expenses associated with seismic data acquisition and equipment and crew costs. In addition, ongoing maintenance capital expenditures, as well as new equipment investment, can be significant. As a result, any extended periods of significant downtime or low productivity caused by reduced demand, weather interruptions, equipment failures, permit delays, or other causes could result in operating losses.

We operate under hazardous conditions that subject us to risk of damage to property or personnel injuries and may interrupt our business.

Our business is subject to the general risks inherent in land‑based seismic data acquisition activities. Our activities are often conducted in remote areas under extreme weather and other dangerous conditions, including the use of dynamite as an energy source. These operations are subject to risk of injury to our personnel and third parties and damage to our equipment and improvements in the areas in which we operate. In addition, our crews often operate in areas where the risk of wildfires is present and may be increased by our activities. Since our crews are mobile, equipment and personnel are subject to vehicular accidents. We use diesel fuel which is classified by the U.S. Department of Transportation as a hazardous material. These risks could cause us to experience equipment losses, injuries to our personnel and interruptions in our business. Delays due to operational disruptions such as equipment losses, personnel injuries and business interruptions could adversely affect our profitability and results of operations.

Loss of our information and computer systems could adversely affect our business.

We are heavily dependent on our information systems and computer‑based programs, including our seismic information, electronic data processing and accounting data. If any of such programs or systems were to fail or create erroneous information in our hardware or software network infrastructure, or if we were subject to cyberspace breaches or attacks, possible consequences include our loss of communication links, loss of seismic data and inability to automatically process commercial transactions or engage in similar automated or computerized business activities. Any such consequence could have a material adverse effect on our business.

Our business could be negatively impacted by security threats, including cyber‑security threats and other disruptions.

We face various security threats, including cyber‑security threats to gain unauthorized access to sensitive information or to render data or systems unusable, threats to the safety of our employees, threats to the security of our facilities and infrastructure, and threats from terrorist acts. Cyber‑security attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Although we utilize various procedures and controls to monitor and protect against these threats and to mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows.

Our business is subject to government regulation that may adversely affect our future operations.

Our operations are subject to a variety of federal, state, provincial and local laws and regulations, including laws and regulations relating to the protection of the environment and archeological sites and those that may result from climate change legislation. Canadian operations have been historically cyclical due to governmental restrictions on seismic acquisition during certain periods. As a result, there is a risk that there will be a significant amount of unused equipment during those periods. We are required to expend financial and managerial resources to comply with such laws and related permit requirements in our operations, and we anticipate that we will continue to be required to do so in the future. Although such expenditures historically have not been material to us, the fact that such laws or regulations change frequently makes it impossible for us to predict the cost or impact of such laws and regulations on our future operations. The adoption of laws and regulations that have the effect of reducing or curtailing exploration and development activities by energy companies could also adversely affect our operations by reducing the demand for our services.

Current and future legislation or regulation relating to climate change or hydraulic fracturing could negatively affect the exploration and production of oil and gas and adversely affect demand for our services.

In response to concerns suggesting that emissions of certain gases, commonly referred to as “greenhouse gases” (“GHG”) (including carbon dioxide and methane), may be contributing to global climate change, legislative and regulatory measures to address the concerns are in various phases of discussion or implementation at the national and state levels. At least one‑half of the states, either individually or through multi‑state regional initiatives, have already taken legal measures intended to reduce GHG emissions, primarily through the planned development of GHG emission inventories and/or GHG cap and trade programs. Although various climate change legislative measures have been under consideration by the U.S. Congress, it is not possible at this time to predict whether or when Congress may act on climate change legislation. The U.S. Environmental Protection Agency (the “EPA”) has promulgated a series of rulemakings and taken other actions that the EPA states will result in the regulation of GHG as “air pollutants” under the existing federal Clean Air Act. Furthermore, in 2010, EPA regulations became effective that require monitoring and reporting of GHG emissions on an annual basis, including extensive GHG monitoring and reporting requirements. While this new rule does not control GHG emission levels from any facilities, it will cause covered facilities to incur monitoring and reporting costs. Moreover, lawsuits have been filed seeking to require individual companies to reduce GHG emissions from their operations. These and other lawsuits relating to GHG emissions may result in decisions by state and federal courts and agencies that could impact our operations.

This increasing governmental focus on alleged global warming may result in new environmental laws or regulations that may negatively affect us, our suppliers and our clients. This could cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our clients, suppliers or both incurring additional compliance costs that get passed on to us. Moreover, passage of climate change legislation or other federal or state legislative or regulatory initiatives that regulate or restrict emissions of GHG may curtail production and demand for fossil fuels such as oil and gas in areas where our clients operate and, thus, adversely affect future demand for our services. Reductions in our revenues or increases in our expenses as a result of climate control initiatives could have adverse effects on our business, financial position, results of operations, cash flows and prospects.

Hydraulic fracturing is an important and commonly used process in the completion of oil and gas wells. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and in some states have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. At the federal level, a bill was introduced in Congress in March 2011 entitled the “Fracturing Responsibility and Awareness of Chemicals Act,” or the “FRAC Act,” that would amend the federal Safe Drinking Water Act, or the “SDWA,” to repeal an exemption from regulation for hydraulic fracturing. The FRAC Act was re-introduced in Congress in June 2013, however, Congress has not taken any significant action on such legislation. If the FRAC Act or similar legislation were enacted, the definition of “underground injection” in the SDWA would be amended to encompass hydraulic fracturing activities. Such a provision could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations, and meet plugging and abandonment requirements. The FRAC Act also proposes to require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In early 2010, the EPA indicated in a website posting that it intended to regulate hydraulic fracturing under the SDWA and require permitting for any well where hydraulic fracturing was conducted with the use of diesel as an additive. While industry groups have challenged the EPA’s website posting as improper rulemaking, the Agency’s position, if upheld, could require additional permitting. In addition, in March 2010, the EPA commenced a study of the potential adverse effects that hydraulic fracturing may have on water quality and public health, and a committee of the U.S. House of

Representatives has commenced its own investigation into hydraulic fracturing practices. The EPA issued a final report in December 2016, concluding that hydraulic fracturing activities have the potential to impact drinking water resources, particularly when involving water withdrawals, spills, fracturing into wells with inadequate mechanical integrity, fracturing directly into such resources, underground migration of liquids and gases, and inadequate treatment, disposal, storage and discharge of wastewater. The final report also listed the data gaps and uncertainties that limited the EPA’s ability to fully assess the potential impacts of hydraulic fracturing on drinking water resources.

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

We are subject to the requirements of Section 404 of the Sarbanes‑Oxley Act. If we are unable to maintain compliance with Section 404, or if the costs related to maintaining compliance are significant, our profitability, stock price, results of operations and financial condition could be materially adversely affected.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our headquarters are located in a 34,570-square foot leased property in Midland, Texas. We have two properties in Midland that we own, including a 61,402-square foot property we use as a field office, equipment and fabrication facility, and maintenance and repair shop, along with a 6,600 square foot property that we use as an inventory field office and storage facility.

We also have additional offices in three other cities in Texas: Denison, Houston and Plano. Our Denison warehouse facility consists of one 5,000‑square foot building, two 10,000‑square foot adjacent buildings and an outdoor storage area of approximately 60,500-square feet. Our Houston sales office is in a 10,041‑square foot facility. Our office in Plano, Texas consists of 7,797 square feet of office space.

We lease a 3,443‑square foot facility in Denver, Colorado as a sales office. We also lease a 7,480-square foot facility in Oklahoma City, Oklahoma as a sales office.

We lease 14,540-square feet of office, warehouse and shop space located in Calgary, Alberta. In addition, Eagle Canada leases a 7,423‑square foot facility, also located in Calgary, Alberta, that is used as a shop and warehouse. We also lease a storage and parking area near the Eagle Canada shop and warehouse.

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

For a discussion of certain contingencies affecting the Company, please refer to Note 16, “Commitments and Contingencies”, to the Consolidated Financial Statements incorporated by reference herein.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5.  MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NASDAQ under the symbol “DWSN.” The table below represents the high and low sales prices per share for the periods shown.

Quarter Ended	High	Low
March 31, 2015	$7.31	$1.90
June 30, 2015	$6.11	$4.22
September 30, 2015	$5.38	$3.34
December 31, 2015	$4.63	$2.93
March 31, 2016	$4.85	$2.90
June 30, 2016	$8.42	$4.00
September 30, 2016	$8.87	$6.28
December 31, 2016	$9.00	$6.27

As of March 9, 2017, the market price for our common stock was $6.35 per share, and we had 103 common stockholders of record, as reported by our transfer agent.

We did not pay any dividends to shareholders in 2015 or 2016. While there are currently no restrictions prohibiting us from paying dividends to our shareholders, our board of directors, after consideration of economic and market conditions affecting the energy industry in general, and the oilfield services business in particular, determined that we would not pay a dividend in respect of our common stock for the foreseeable future. Payment of any dividends in the future will be at the discretion of our board and will depend on our financial condition, results of operations, capital and legal requirements, and other factors deemed relevant by the board.

The following table summarizes certain information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2016. See information and definitions regarding material features of the plans in Note 8, “Stock‑Based Compensation,” to the Consolidated Financial Statements incorporated by reference herein.

Equity Compensation Plan Information

Number of
	Securities to be				Number of Securities
	Issued Upon				Remaining Available
	Exercise or		Weighted Average		for Future Issuance
	Vesting of		Exercise Price		Under the Equity
	Outstanding		of Outstanding		Compensation Plan
	Options,		Options,		(Excluding Securities
	Warrants and		Warrants and		Reflected in
Plan Category	Rights		Rights		Column (a))
(a)
Legacy Dawson Plan
Equity compensation plan approved by security holders	396,139	(1)	$10.74	(2)	—
Equity compensation plans not approved by security holders	—		—		—
Legacy TGC Plan
Equity compensation plan approved by security holders	226,640		$13.93		—
Equity compensation plans not approved by security holders	—		—		—
2016 Plan
Equity compensation plan approved by security holders	—		$—		971,514
Equity compensation plans not approved by security holders	—		—		—
Total	622,779		$12.70		971,514

(1)

Number of securities to be issued upon the exercise of outstanding options, warrants and rights include 142,824 options that have vested but have not yet been exercised and 253,315 restricted stock unit awards that have not yet vested.

(2)	Excludes unvested restricted stock unit awards, for which there is no exercise price.

PERFORMANCE GRAPH

The graph below matches Dawson Geophysical Company’s cumulative five year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the PHLX Oil Service Sector index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2011 to December 31, 2016.

The stock prices used in the computation of the graph below reflect those of Legacy TGC from December 31, 2010 to December 31, 2014 multiplied by three to account for the 1‑for‑3 reverse stock split undertaken by Legacy TGC in connection with the Merger. The stock price at December 31, 2015 and 2016 reflects that of the combined Company following the Merger, as reported on NASDAQ under the symbol “DWSN”.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Dawson Geophysical Company, the S&P 500 Index

and the PHLX Oil Service Sector Index

*$100 invested on December 31, 2011 in stock or index, including reinvestment of dividends.

Year ended December 31.

	12/11	12/12	12/13	12/14	12/15	12/16
Dawson Geophysical Company	100.00	132.79	124.27	36.77	19.63	45.62
S&P 500	100.00	113.41	146.98	163.72	162.53	178.02
PHLX Oil Service Sector	100.00	101.79	129.93	97.50	72.93	84.98

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data.”

			Three Months Ended
	Year Ended December 31,		December 31,	Year Ended September 30,
	2016	2015	2014	2014	2013	2012
	(in thousands, except per share amounts)
Operating revenues	$133,330	$234,685	$50,802	$261,683	$305,299	$319,274
Net (loss) income (1)	$(39,792)	$(26,279)	$(4,991)	$(12,620)	$10,480	$11,113
Basic (loss) income per share attributable to common stock (2)	$(1.84)	$(1.27)	$(0.36)	$(0.90)	$0.75	$0.81
Cash dividends declared per share of common stock (3) (4)	$—	$—	$0.05	$0.14	$—	$—
Weighted average equivalent common shares outstanding (5)	21,612	20,688	14,020	14,009	13,868	13,801
Total assets	$187,666	$247,787	$244,022	$256,662	$289,027	$279,175
Revolving line of credit	$—	$—	$—	$—	$—	$—
Current maturities of notes payable and obligations under capital leases	$2,357	$8,585	$6,018	$6,752	$9,258	$9,131
Notes payable and obligations under capital leases less current maturities	$—	$2,106	$4,209	$4,933	$3,697	$11,179
Stockholders’ equity	$170,884	$209,718	$194,218	$199,530	$213,060	$200,949

(1)

Net loss for the year ended December 31, 2015, the three months ended December 31, 2014 and the year ended September 30, 2014 include transaction costs associated with the Merger of $3,314,000, $1,492,000 and $950,000, respectively.

(2)

Earnings per share for the three months ended December 31, 2014 and for the years ended September 30, 2014, 2013 and 2012 have been adjusted for the effect of the Merger by dividing the previously reported earnings per share by the Merger conversion factor of 1.76.

(3)	Calculated based on dividends declared in period regardless of period paid.

(4)

Dividends per share for the three months ended December 31, 2014 and for the year ended September 30, 2014 have been adjusted for the effect of the Merger by dividing the previously reported dividends per share by the Merger conversion factor of 1.76.

(5)

Weighted average shares for the three months ended December 31, 2014 and for the years ended September 30, 2014, 2013 and 2012 have been adjusted for the effect of the Merger by multiplying the previously reported weighted average shares by the Merger conversion factor of 1.76.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10‑K. Portions of this document that are not statements of historical or current fact are forward‑looking statements that involve risk and uncertainties, such as statements of our plans, business strategy, objectives, expectations and intentions. This discussion contains forward‑looking statements that involve risks and uncertainties. Please see “Business,” “Disclosure Regarding Forward‑Looking Statements” and “Risk Factors” elsewhere in this Form 10‑K.

On February 11, 2015, Legacy TGC completed the Merger with Legacy Dawson pursuant to which a wholly‑owned subsidiary of Legacy TGC merged with and into Legacy Dawson, with Legacy Dawson continuing after the Merger as the surviving entity and a wholly‑owned subsidiary of Legacy TGC. The common stock of the merged company is listed on NASDAQ under the symbol “DWSN.” Under the Merger agreement, at the effective time of the Merger, each issued and outstanding share of Legacy Dawson’s common stock, par value $0.33 1/3 per share, including shares underlying Legacy Dawson’s outstanding equity awards, were converted into the right to receive 1.760 shares of common stock of Legacy TGC, par value $0.01 per share (the “Legacy TGC Common Stock”), after giving effect to a 1‑for‑3 reverse stock split of Legacy TGC Common Stock which occurred immediately prior to the Merger.

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

You should read this discussion in conjunction with the financial statements and notes thereto included elsewhere in this Form 10‑K. Unless the context requires otherwise, all references in this Item 7 to the “Company,” “we,” “us” or “our” refer to (i) Legacy Dawson and its consolidated subsidiaries, for periods through February 10, 2015 and (ii) the merged company for periods on or after February 11, 2015.

Overview

We are a leading provider of North American onshore seismic data acquisition services with operations throughout the continental U.S. and Canada. Substantially all of our revenues are derived from the seismic data acquisition services we provide to our clients, mainly oil and natural gas companies of all sizes. Our clients consist of major oil and gas companies, independent oil and gas operators and providers of multi-client data libraries. Demand for our services depends upon the level of spending by these companies for exploration, production, development and field management activities, which depends, in a large part, on oil and natural gas prices. Significant fluctuations in domestic oil and natural gas exploration activities and commodity prices, as we have recently experienced, have affected, and will continue to affect, demand for our services and our results of operations, and such fluctuations continue to be the single most important factor affecting our business and results of operations.

During the fourth quarter of 2016, we operated a maximum of six crews in the U.S. and four in Canada. Demand for our services in 2016 continued at the reduced levels seen in the most recent years and is anticipated to remain at reduced levels into 2017. During 2016, we operated a maximum of eight crews in the U.S. Quarterly and annual results were negatively impacted as a result of reduced demand, inclement weather, delays in securing land access agreements, lower crew utilization rates, reduced pricing for our services and project delays on behalf of our clients. Until there is a sustained recovery in oil or natural gas prices, visibility for active crew count beyond the first quarter of 2017 remains unclear.

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

Most of our client contracts are turnkey contracts. The percentage of revenues derived from turnkey contracts represented approximately three-quarters of our revenues in 2016 and 2015. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the percentage of turnkey contracts to remain high as we continue our operations in the mid-continent, western and southwestern regions of the U.S. in which turnkey contracts are more common.

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

Reimbursable third-party charges related to our use of helicopter support services, permit support services, specialized survey technologies and dynamite energy sources in areas with limited access are another important factor affecting our results. Revenues associated with third-party charges continued to decline as a percentage of revenue during 2015 and 2016. We expect that as we continue our operations in the more open terrain of the mid-continent, western and southwestern regions of the U.S., the level of these third-party charges will continue to be generally below our historical range of 25% to 35% of revenue.

Although the oil and natural gas industry currently appears to be emerging from a severe downturn, and we can make no assurances as to future levels of domestic exploration or commodity prices, we believe opportunities exist for us to enhance our market position by responding to our clients’ continuing desire for higher resolution subsurface images. If economic conditions continue to weaken such that our clients continue to reduce their capital expenditures or if the sustained drop in oil and natural gas prices worsens, it could continue to result in diminished demand for our seismic services, could cause downward pressure on the prices we charge and would affect our results of operations.

Items Affecting Comparability of Our Financial Results

As discussed above, the Merger has been accounted for as a reverse acquisition under which Legacy Dawson was considered the accounting acquirer of Legacy TGC. As such, the historical financial statements of Legacy Dawson are treated as the historical financial statements of the combined company. The combined company adopted a calendar fiscal year ending December 31. Accordingly, the financial results of the company for the years ended December 31, 2016 and 2015 presented in this Form 10‑K are compared to the results for Legacy Dawson for the three months ended December 31, 2014 and the year ended September 30, 2014. In order to aid in the review and comparison of our financial results, we have prepared and presented unaudited financial results as of the year ended December 31, 2014 even though Legacy Dawson’s 2014 fiscal year ended on September 30, 2014. We would not have otherwise prepared or presented our financial results from this period in this fashion. The financial results for the year ended December 31, 2015 presented in this Form 10‑K reflect the operations of Legacy Dawson for the period January 1 through February 10, 2015 and the operations of the combined company for the period February 11 through December 31, 2015. Due to the foregoing, our financial results for the three months ended December 31, 2014 and the year ended September 30, 2014 are not directly comparable to our financial results for the years ended December 31, 2016 and 2015 as a result of the combination of the assets and liabilities and results of operations of two previously separate companies and the change in fiscal year end.

Results of Operations

The table below shows our revenues and expenses for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
			(unaudited)
Operating revenues	$133,330,000	$234,685,000	$244,304,000
Operating costs:
Operating expenses	121,661,000	205,566,000	207,185,000
General and administrative	16,822,000	22,729,000	17,012,000
Depreciation and amortization	44,283,000	47,072,000	40,028,000
	182,766,000	275,367,000	264,225,000

Loss from operations	(49,436,000)	(40,682,000)	(19,921,000)

Other income	3,195,000	648,000	252,000
Loss before income tax	(46,241,000)	(40,034,000)	(19,669,000)

Income tax benefit	6,449,000	13,755,000	4,955,000

Net loss	$(39,792,000)	$(26,279,000)	$(14,714,000)

Year Ended December 31, 2016 versus Year Ended December 31, 2015

Operating Revenues.  Our operating revenues for the year ended December 31, 2016 were $133,330,000 as compared to $234,685,000 for the same period of 2015. The decrease was primarily due to the significant reduction in utilization rates in 2016 as demand for our services decreased as a result of decreased and uncertain commodity prices and reduced client expenditures. Severe weather conditions in several areas of operations during the first and second quarters also led to short term project delays. Client directed delays affected utilization of two to three crews during the third and fourth quarters. Reimbursed third‑party charges decreased consistently with the overall drop in revenues during the year ended December 31, 2016.

Operating Expenses.  Operating expenses for the year ended December 31, 2016 decreased to $121,661,000 as compared to $205,566,000 for the same period of 2015. The decrease in operating expenses and reimbursed third–party charges was primarily a result of significant reduction in utilization rates discussed in operating revenues above.

General and administrative expenses.  General and administrative expenses were 12.6% of revenues in the year ended December 31, 2016 compared to 9.7% of revenues in the same period of 2015. General and administrative expenses decreased to $16,822,000 during the year ended December 31, 2016 from $22,729,000 during the same period of 2015. The primary factors for the decrease in general and administrative expense were transaction costs of approximately $3,314,000 related to the Merger in 2015 and reduced administrative costs to support our operations.

Depreciation expense.  Depreciation for the year ended December 31, 2016 totaled $44,283,000 compared to $47,072,000 for the same period of 2015. The decrease in depreciation expense is a result of limiting capital expenditures to necessary maintenance capital requirements in recent years. Our depreciation expense is expected to remain flat during 2017 primarily due to limited capital expenditures to maintain our existing asset base.

Our total operating costs for the year ended December 31, 2016 were $182,766,000, representing a 33.6% decrease from the corresponding period of 2015. This change was primarily due to the factors described above.

Income Taxes.  Income tax benefit was $6,449,000 for the year ended December 31, 2016 as compared to  $13,755,000 for the same period of 2015. The effective tax benefit rates for the years ended December 31, 2016 and 2015 were approximately 13.9% and 34.4%, respectively. Our effective tax rates decreased as compared to the corresponding period from the prior year primarily due to the recording of a valuation allowance during the year against our federal net operating loss deferred tax asset and an increase in our valuation allowance against our state net operating loss deferred tax assets. Our effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, valuation allowances, non‑deductible expenses and discrete items.

Year Ended December 31, 2015 versus Year Ended December 31, 2014

Operating Revenues.  Our operating revenues for the year ended December 31, 2015 were $234,685,000 as compared to $244,304,000 for the same period of 2014. The decrease was primarily due to the reduction in utilization rates in 2015 as demand for our services has decreased as a result of decreasing and uncertain commodity prices and reduced client expenditures. Severe weather conditions in several areas of operation throughout 2015 also led to short‑term project delays. Reimbursed third‑party charges as a percentage of revenues were below our historical ranges of 25% to 35% during the year ended December 31, 2015.

Operating Expenses.  Operating expenses for the year ended December 31, 2015 decreased to $205,566,000 as compared to $207,185,000 for the same period of 2014. The decrease in operating expenses did not correlate to the decrease in operating revenues due to the process of internal reorganization and consolidation after the Merger. Although the dollar amount of operating expenses decreased between the two periods, operating expenses as a percentage of revenue increased between periods due to reduced revenue.

General and administrative expenses.  General and administrative expenses were 9.7% of revenues in the year ended December 31, 2015 compared to 7.0% of revenues in the same period of 2014. General and administrative expenses increased to $22,729,000 during the year ended December 31, 2015 from $17,012,000 during the same period of 2014. The primary factors for the increase in general and administrative expenses are salary costs that increased as a result of increased employee costs to support our combined company and additional accounting costs associated with the expanded Canadian operations acquired in the Merger. Accounting and consulting costs increased from the same period in 2014 relating to the Merger and new accounting software implementation.

Depreciation expense.  Depreciation for the year ended December 31, 2015 totaled $47,072,000 compared to $40,028,000 for the same period of 2014. The increase in depreciation expense is related to the additional assets acquired in the Merger.

Our total operating costs for the year ended December 31, 2015 were $275,367,000, representing a 4.2% increase from the corresponding period of 2014. This change was primarily due to the following: increased salary costs of the combined Company resulting from the Merger; an increase in depreciation related to the additional assets acquired in the Merger; and comparability of the periods reported which were the combined Company for most of 2015 and Legacy Dawson for 2014.

Income Taxes.  Income tax benefit was $13,755,000 for the year ended December 31, 2015 as compared to $4,955,000 for the same period of 2014. The effective tax benefit rates for the years ended December 31, 2015 and 2014 were approximately 34.4% and 25.2%, respectively. Our effective tax benefit rates increased as compared to the corresponding prior year primarily due to the increase in pre‑tax losses that were partially offset by the effect of permanent tax differences. Our effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, valuation allowances, non‑deductible expenses and discrete items.

Use of EBITDA (Non‑GAAP measure)

We define EBITDA as net income (loss) plus interest expense, interest income, income taxes, and depreciation and amortization expense. Our management uses EBITDA as a supplemental financial measure to assess:

•	the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis;

•	our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate EBITDA in a similar manner; and

•	the ability of our assets to generate cash sufficient for us to pay potential interest costs.

We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under generally accepted accounting principles (“GAAP”), and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. When assessing our operating performance or liquidity, investors and others should not consider this data in isolation or as a substitute for net income (loss), cash flow from operating activities or other cash flow data calculated in accordance with GAAP. In addition, our

EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies since such other companies may not calculate EBITDA in the same manner as us. Further, the results presented by EBITDA cannot be achieved without incurring the costs that the measure excludes: interest, taxes, and depreciation and amortization.

The reconciliation of our EBITDA to our net loss and net cash provided by operating activities, which are the most directly comparable GAAP financial measures, are provided in the tables below:

	Year Ended December 31,
	2016	2015	2014
			(unaudited)
Net loss	$(39,792,000)	$(26,279,000)	$(14,714,000)
Depreciation and amortization	44,283,000	47,072,000	40,028,000
Interest (income) expense, net	(87,000)	450,000	417,000
Income tax benefit	(6,449,000)	(13,755,000)	(4,955,000)
EBITDA	$(2,045,000)	$7,488,000	$20,776,000

	Year Ended December 31,
	2016	2015	2014
			(unaudited)
Net cash provided by operating activities	$8,742,000	$20,612,000	$30,472,000
Changes in working capital and other items	(9,908,000)	(11,968,000)	(8,424,000)
Noncash adjustments to net loss	(879,000)	(1,156,000)	(1,272,000)
EBITDA	$(2,045,000)	$7,488,000	$20,776,000

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

Cash Flows.  The following table shows our sources and uses of cash for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
			(unaudited)
Net cash provided by (used in):
Operating activities	$8,742,000	$20,612,000	$30,472,000
Investing activities	(22,729,000)	15,787,000	(13,438,000)
Financing activities	(8,483,000)	(13,606,000)	(13,870,000)
Effect of exchange rate changes to cash and cash equivalents	85,000	(428,000)	(380,000)
Net change in cash and cash equivalents	$(22,385,000)	$22,365,000	$2,784,000

Year Ended December 31, 2016 versus Year Ended December 31, 2015

Net cash provided by operating activities was $8,742,000 and $20,612,000 for the years ended December 31, 2016 and 2015, respectively. This decrease primarily reflects our decline in revenues during the year ended December 31, 2016. Cash received from reductions in our overall operating level of accounts receivable to $16,031,000 as of December 31, 2016 from $35,700,000 as of December 31, 2015 provided $19,669,000 of operating cash flows for the year ended December 31, 2016. Such significant reductions in accounts receivable are not likely to occur for the year ended December 31, 2017.

Net cash used in investing activities was $22,729,000 for the year ended December 31, 2016 and includes $19,250,000 of cash reserves that were invested and cash capital expenditures of $8,251,000. These increases in cash used in investing activities were offset by $1,922,000 of proceeds from disposal of assets and $2,850,000 of proceeds on flood insurance claims. Net cash provided by investing activities was $15,787,000 for the year ended December 31, 2015 and includes cash of $12,382,000 acquired in the Merger, $7,750,000 of short term investment maturities that were not reinvested, $1,501,000 of proceeds from disposal of assets and $1,000,000 of proceeds on flood insurance claims. These increases in cash provided by investing activities were offset by cash capital expenditures of $6,846,000.

Net cash used in financing activities was $8,483,000 for the year ended December 31, 2016 and includes principal payments of $7,554,000 on our notes, payments of $780,000 under our capital leases, and outflows of $149,000 associated with taxes related to stock vesting. Net cash used in financing activities was $13,606,000 for the year ended December 31, 2015 and included principal payments of $16,348,000 on our notes, payments of $1,535,000 under our capital leases, and outflows of $867,000 associated with taxes related to stock vesting offset by proceeds of $5,144,000 from our Credit Agreement (as defined below).

Year Ended December 31, 2015 versus Year Ended December 31, 2014

Net cash provided by operating activities was $20,612,000 and $30,472,000 for the years ended December 31, 2015 and 2014, respectively. This decrease primarily reflects our decline in revenues during the year ended December 31, 2015.

Net cash provided by investing activities was $15,787,000 for the year ended December 31, 2015 and represented cash of $12,382,000 acquired in the Merger, $7,750,000 of short-term investment maturities that were not reinvested, $1,501,000 of proceeds from disposal of assets and $1,000,000 of proceeds on flood insurance claims. These increases in cash provided by investing activities were offset by cash capital expenditures of $6,846,000.  Net cash used in investing activities was $13,438,000 for the year ended December 31, 2014 and included cash capital expenditures of $14,001,000 and $2,750,000 of cash reserves invested. These decreases in cash used in investing activities were offset by $3,313,000 of proceeds from disposal of assets.

Net cash used in financing activities was $13,606,000 for the year ended December 31, 2015 and included principal payments of $16,348,000 on our notes, payments of $1,535,000 under our capital leases, and outflows of $867,000 associated with taxes related to stock vesting offset by proceeds of $5,144,000 from our Credit Agreement (as defined below). Net cash used in financing activities for the year ended December 31, 2014 was $13,870,000, primarily comprised of principal payments of $10,293,000 on term notes, payments of $1,014,000 under our capital leases, and cash dividends paid of $2,581,000.

Capital Expenditures.  During 2016, we made capital expenditures of $9,793,000. We limited our capital expenditures to necessary maintenance capital requirements. The Board of Directors approved an initial 2017 budget of $10,000,000 for capital expenditures, which is again limited primarily to necessary maintenance capital requirements and incremental recording channel replacement or increase. In recent years, we have funded some of our capital expenditures through cash reserves, equipment term loans and capital leases. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings.

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

Indebtedness. On June 30, 2015, we entered into an amendment to our Credit Agreement with our lender, Sovereign Bank, (as amended from time to time, the “Credit Agreement”) for the purpose of renewing, extending and increasing our line of credit under such agreement.

Credit Agreement.  Our Credit Agreement with Sovereign Bank includes a term loan feature and a revolving loan feature, and also allows for the issuance of letters of credit and other promissory notes. We can borrow up to a maximum of $20.0 million pursuant to the Credit Agreement, subject to the terms and limitations discussed below.

The Credit Agreement provides for a revolving loan feature (the “Line of Credit”) that permits us to borrow, repay and re-borrow, from time to time until June 30, 2017, up to the lesser of (i) $20.0 million or (ii) a sum equal to (a) 80% of our eligible accounts receivable (less the outstanding principal balance of term loans and letters of credit under the Credit Agreement) and (b) the lesser of (i) 50% of the value of certain of our core equipment or (ii) $12,500,000. We have not utilized the Line of Credit since its inception. Because our ability to borrow funds under the Line of Credit is tied to the amount of our eligible accounts receivable and value of certain of our core equipment, if our accounts receivable decrease materially for any reason, including delays, reductions or cancellations by clients, decreased demand for our services, or the value of our pledged core equipment decreases materially, our ability to borrow to fund operations or other obligations may be limited.

The Credit Agreement also provides for a term loan feature. We have no outstanding notes payable under the term loan feature of the Credit Agreement, and any notes outstanding under this feature would count towards the maximum amounts we may borrow under the Credit Agreement.

We have three outstanding notes payable under the Credit Agreement that are not under the term loan feature (and therefore do not count towards the maximum amounts that we may borrow) which were incurred to purchase (and/or are secured by) equipment, representing a remaining aggregate principal amount of $1,938,000 as of December 31, 2016.

Our obligations under the Line of Credit are secured by a security interest in our accounts receivable and certain of our core equipment, and the term notes are also secured by certain of our core equipment. Interest on amounts outstanding under the Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes. We are also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $150,000,000. We were in compliance with all covenants under the Credit Agreement, including specified ratios, as of December 31, 2016.

Sovereign Bank has also issued a letter of credit in the amount of $1,767,000 in favor of AIG Assurance Company in order to support payment of our insurance obligations. The principal amount of this letter of credit is collateralized by certain of our core equipment and does not count as funds borrowed under our Line of Credit.

Other Indebtedness.  We paid in full, during August 2016, one note payable to a finance company for various insurance premiums.

In addition, we lease certain vehicles under leases classified as capital leases. Our consolidated balance sheet as of December 31, 2016 includes capital lease obligations of $419,000.

Contractual Obligations.  We believe that our capital resources, including our short‑term investments, funds available under our Line of Credit, and cash flow from operations, will be adequate to meet our current operational needs. We believe that we will be able to finance our 2017 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our Line of Credit. However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic climate adversely affects the ability of our customers, and/or potential customers, to promptly pay amounts owing to us under their service contracts with us.

The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of December 31, 2016.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Within 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Operating lease obligations (office space)	$9,567	$1,468	$2,256	$1,591	$4,252
Capital lease obligations	419	419	—	—	—
Debt obligations	1,938	1,938	—	—	—
Total	$11,924	$3,825	$2,256	$1,591	$4,252

Off‑Balance Sheet Arrangements

As of December 31, 2016, we had no off‑balance sheet arrangements under current GAAP. However, we do have operating leases discussed above in the “Liquidity and Capital Resources: Contractual Obligations” section and below in the “Recently Issued Accounting Pronouncements” section.

Critical Accounting Policies

The preparation of our financial statements in conformity with GAAP requires that certain assumptions and estimates be made that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting periods. Because of the use of assumptions and estimates inherent in the reporting process, actual results could differ from those estimates.

Allowance for Doubtful Accounts.  We prepare our allowance for doubtful accounts receivable based on our review of past‑due accounts, our past experience of historical write‑offs and our current client base. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of our clients.

Impairment of Long‑Lived Assets.  We review long‑lived assets for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets, and the fair value of the assets is below the carrying value of the assets. Our forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on our anticipated future results while considering anticipated future oil and gas prices, which is fundamental in assessing demand for our services. If the carrying amounts of the assets exceed the estimated expected undiscounted future cash flows, we measure the amount of possible impairment by comparing the carrying amount of the asset to its fair value. No impairment charges were recognized for the years ended December 31, 2016 and 2015, the three months ended December 31, 2014 and the year ended September 30, 2014.

Leases.  We lease certain vehicles under lease agreements. We evaluate each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. Any lease that does not meet the criteria for a capital lease is accounted for as an operating lease. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets. Assets under capital leases are amortized using the straight‑line method over the initial lease term. Amortization of assets under capital leases is included in depreciation expense.

Revenue Recognition.  Our services are provided under cancelable service contracts. These contracts are either “turnkey” or “term” agreements. Under both types of agreements, we recognize revenues when revenue is realizable and services are performed. Services are defined as the commencement of data acquisition or processing operations. Revenues are considered realizable when earned according to the terms of the service contracts. Under turnkey agreements, revenue is recognized on a per-unit-of-data-acquired rate, as services are performed. Under term agreements, revenue is recognized on a per-unit-of-time-worked rate, as services are performed. In the case of a cancelled service contract, we recognize revenue and bill our client for services performed up to the date of cancellation.

We also receive reimbursements for certain out‑of‑pocket expenses under the terms of our service contracts. We record amounts billed to clients in revenue at the gross amount including out‑of‑pocket expenses that are reimbursed by the client.

In some instances, we bill clients in advance of the services performed. In those cases, we recognize the liability as deferred revenue. As services are performed, those deferred revenue amounts are recognized as revenue.

In some instances, the contract contains certain permitting, surveying and drilling costs that are incorporated into the per-unit-of-data-acquired rate. In these circumstances, these set‑up costs that occur prior to initiating revenue recognition are capitalized and amortized as data is acquired.

Income Taxes.  We account for our income taxes with the recognition of amounts of taxes payable or refundable for the current year and by using an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We determine deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates of deferred tax assets and liabilities is recognized in income in the year of an enacted rate change. The deferred tax asset is reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining our annual effective tax rate and the valuation of deferred tax assets, which can create a variance between actual results and estimates and could have a material impact on our provision or benefit for income taxes. Due to our recent operating losses and valuation allowances, we may recognize reduced or no tax benefits on future losses on the Consolidated Statements of Operations and Comprehensive Loss. Our effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, valuation allowances, non‑deductible expenses and discrete items.

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. We adopted ASU No. 2016-15 in the third quarter of 2016 with no material impact to our consolidated financial statements. However, certain reclassifications have been made to the Consolidated Statements of Cash Flows for the year ended December 31, 2015 in order to conform to the December 31, 2016 presentation.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify accounting for share-based payments awarded to employees, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for the annual period beginning after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. Adoption of ASU 2016-09 will not have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323), which stated additional qualitative disclosures should be considered to assess the significance of the impact upon adoption. This ASU is effective for the annual period beginning after December 15, 2018, and for annual and interim periods thereafter. Early adoption is permitted. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements and believe that the most significant change will be to our Consolidated Balance Sheets as our asset and liability balances will increase for operating leases that are currently off-balance sheet.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), which provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and, in certain circumstances, to provide related footnote disclosures. We evaluated and adopted this guidance for the period ending December 31, 2016.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or modified approach to adopt ASU No. 2014-09. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Gross versus Net), amending the principal-versus-agent implementation guidance and clarifying that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends certain aspects of the guidance related to identifying performance obligations and licensing implementation. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients, to address certain issues in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends narrow aspects of the guidance such as disclosure of remaining performance obligations and prior-period performance obligations. In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323), which stated additional qualitative disclosures should be considered to assess the significance of the impact upon adoption. These updates do not change the core principle of the guidance under ASU No. 2014-09, but rather provide implementation guidance. In August 2015, ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, was issued and it amended the effective date of ASU No. 2014-09 for public companies to annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but only beginning after December 15, 2016. We are reviewing our customer contracts, revenue recognition policies, disclosures, and internal controls and comparing to the provisions of the new standard for our revenues to determine the potential impact on the timing and amounts of revenue recognition. While we have not identified any material differences from our review thus far, our evaluation is ongoing and we have not concluded on the overall impacts of adopting the new guidance. We believe we are following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption.

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

Concentration of Credit Risk.  Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at December 31, 2016. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several small clients.

We generally provide services to certain key clients that account for a significant percentage of our accounts receivable at any given time. Our key clients vary over time. We extend credit to various companies in the oil and natural gas industry, including our key clients, for the acquisition of seismic data, which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in the economic or other conditions of our key clients and may accordingly impact our overall credit risk. If any of these significant clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, or for any other reason, our results of operations could be affected. Because of the nature of our contracts and clients’ projects, our largest clients can change from year to year, and the largest clients in any year may not be indicative of the largest clients in any subsequent year. During the twelve months ended December 31, 2016, our  largest client accounted for approximately 13% of revenue. The remaining balance of our revenue derived from varied clients and none represented more than 10% of revenue.

Interest Rate Risk.  We are exposed to the impact of interest rate changes on the outstanding indebtedness under our Credit Agreement. We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short‑term investments. At December 31, 2016, cash and cash equivalents totaled $14,624,000.

For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors.”

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages F‑1 through F‑26 hereof and are incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a‑15(e) and 15d‑15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer, and our Executive Vice President, Chief Financial Officer, Secretary, and Treasurer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Executive Vice President, Chief Financial Officer, Secretary, and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) of the Exchange Act) during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our President and Chief Executive Officer, and Executive Vice President, Chief Financial Officer, Secretary, and Treasurer, we evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2016 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, we have concluded that, as of December 31, 2016, our internal control over financial reporting was effective. Our internal control over financial reporting as of December 31, 2016 has been audited by RSM US LLP, the independent registered public accounting firm who also audited our financial statements. Their attestation report appears on page F‑2.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) of the Exchange Act) during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

Part III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10‑K is hereby incorporated by reference from the earlier filed of: (i) an amendment to this annual report on Form 10‑K or (ii) the Company’s definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days after the Company’s year-end for the year covered by this report.

Item 11.  EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10‑K is hereby incorporated by reference from the earlier filed of: (i) an amendment to this annual report on Form 10‑K or (ii) the Company’s definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days after the Company’s year-end for the year covered by this report.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required with respect to our equity compensation plans is set forth in Item 5 of this Form 10‑K. Other information required by Item 12 of Form 10‑K is hereby incorporated by reference from the earlier filed of: (i) an amendment to this annual report on Form 10‑K or (ii) the Company’s definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days after the Company’s year-end for the year covered by this report.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10‑K is hereby incorporated by reference from the earlier filed of: (i) an amendment to this annual report on Form 10‑K or (ii) the Company’s definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days after the Company’s year-end for the year covered by this report.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10‑K is hereby incorporated by reference from the earlier filed of: (i) an amendment to this annual report on Form 10‑K or (ii) the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year-end for the year covered by this report.

Part IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this report:

(1)Financial Statements.

The following consolidated financial statements of the Company appear on pages F‑1 through F‑26 and are incorporated by reference into Part II, Item 8:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

(2)Financial Statement Schedules.

All schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

(3)Exhibits.

The information required by this item 15(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10‑K and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 13th day of March, 2017.

DAWSON GEOPHYSICAL COMPANY

By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen C. Jumper Stephen C. Jumper	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	03-13-17

/s/ Wayne A. Whitener Wayne A. Whitener	Vice Chairman of the Board of Directors	03-13-17

/s/ William J. Barrett William J. Barrett	Director	03-13-17

/s/ Craig W. Cooper Craig W. Cooper	Director	03-13-17

/s/ Gary M. Hoover Gary M. Hoover	Director	03-13-17

/s/ Allen T. McInnes Allen T. McInnes	Director	03-13-17

/s/ Ted R. North Ted R. North	Director	03-13-17

/s/ Mark A. Vander Ploeg Mark A. Vander Ploeg	Director	03-13-17

/s/ James K. Brata James K. Brata	Executive Vice President, Chief Financial Officer, Secretary, and Treasurer (principal financial and accounting officer)	03-13-17

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of Dawson Geophysical Company	Page
Reports of Independent Registered Public Accounting Firms	F‑2
Consolidated Balance Sheets as of December 31, 2016 and 2015	F‑5
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2016 and 2015, the three months ended December 31, 2014 and the year ended September 30, 2014	F‑6
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016 and 2015, the three months ended December 31, 2014 and the year ended September 30, 2014	F‑7
Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015, the three months ended December 31, 2014 and the year ended September 30, 2014	F‑8
Notes to Consolidated Financial Statements	F‑9

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Dawson Geophysical Company

We have audited Dawson Geophysical Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Dawson Geophysical Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the internal control over financial reporting of Dawson Geophysical Company based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in  accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a  material  effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Dawson Geophysical Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dawson Geophysical Company as of December 31, 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2016 and our report dated March 13, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

Houston, Texas

March 13, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Dawson Geophysical Company

We have audited the accompanying consolidated balance sheet of Dawson Geophysical Company and related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dawson Geophysical Company, the consolidated results of its operations, and its consolidated cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dawson Geophysical Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 13, 2017 expressed an unqualified opinion on the effectiveness of Dawson Geophysical Company’s internal control over financial reporting.

/s/ RSM US LLP

Houston, Texas

March 13, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Dawson Geophysical Company

We have audited the accompanying consolidated balance sheet of Dawson Geophysical Company as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year ended December 31, 2015, the three months ended December 31, 2014, and the year ended September 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dawson Geophysical Company at December 31, 2015, and the consolidated results of its operations and its cash flows for the year ended December 31, 2015, the three months ended December 31, 2014, and the year ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas, Texas
March 15, 2016

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$14,624,000	$37,009,000
Short-term investments	40,250,000	21,000,000
Accounts receivable, net of allowance for doubtful accounts of $250,000
at December 31, 2016 and 2015	16,031,000	35,700,000
Prepaid expenses and other assets	4,822,000	6,150,000
Total current assets	75,727,000	99,859,000

Property and equipment	324,950,000	345,619,000
Less accumulated depreciation	(214,033,000)	(198,052,000)
Net property and equipment	110,917,000	147,567,000
Intangibles	487,000	361,000
Long-term deferred tax assets, net	535,000	—
Total assets	$187,666,000	$247,787,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,617,000	$8,401,000
Accrued liabilities:
Payroll costs and other taxes	885,000	1,074,000
Other	2,983,000	4,604,000
Deferred revenue	3,155,000	6,146,000
Current maturities of notes payable and obligations under capital leases	2,357,000	8,585,000
Total current liabilities	14,997,000	28,810,000
Long-term liabilities:
Notes payable and obligations under capital leases less current maturities	—	2,106,000
Deferred tax liabilities, net	146,000	5,319,000
Other accrued liabilities	1,639,000	1,834,000
Total long-term liabilities	1,785,000	9,259,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized,	—	—
none outstanding
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
21,704,851 and 21,629,310 shares issued, and 21,656,406 and 21,580,865
shares outstanding at December 31, 2016 and 2015, respectively	217,000	216,000
Additional paid-in capital	142,998,000	142,269,000
Retained earnings	29,265,000	69,057,000
Treasury stock, at cost; 48,445 shares at December 31, 2016 and 2015	—	—
Accumulated other comprehensive loss, net	(1,596,000)	(1,824,000)
Total stockholders’ equity	170,884,000	209,718,000
Total liabilities and stockholders’ equity	$187,666,000	$247,787,000

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Three Months
	Year Ended December 31,		Ended December 31,	Year Ended September 30,
	2016	2015	2014	2014

Operating revenues	$133,330,000	$234,685,000	$50,802,000	$261,683,000
Operating costs:
Operating expenses	121,661,000	205,566,000	42,957,000	223,336,000
General and administrative	16,822,000	22,729,000	5,093,000	16,083,000
Depreciation and amortization	44,283,000	47,072,000	9,736,000	40,168,000
	182,766,000	275,367,000	57,786,000	279,587,000

Loss from operations	(49,436,000)	(40,682,000)	(6,984,000)	(17,904,000)
Other income (expense):
Interest income	347,000	159,000	20,000	73,000
Interest expense	(260,000)	(609,000)	(93,000)	(535,000)
Other income	3,108,000	1,098,000	154,000	466,000
Loss before income tax	(46,241,000)	(40,034,000)	(6,903,000)	(17,900,000)

Income tax benefit (expense):
Current	396,000	(291,000)	(39,000)	(787,000)
Deferred	6,053,000	14,046,000	1,951,000	6,067,000
	6,449,000	13,755,000	1,912,000	5,280,000

Net loss	$(39,792,000)	$(26,279,000)	$(4,991,000)	$(12,620,000)

Other comprehensive income (loss):
Net unrealized income (loss) on foreign
exchange rate translation, net	$228,000	$(1,480,000)	$(127,000)	$(217,000)

Comprehensive loss	$(39,564,000)	$(27,759,000)	$(5,118,000)	$(12,837,000)

Basic loss per share attributable to common stock	$(1.84)	$(1.27)	$(0.36)	$(0.90)

Diluted loss per share attributable to common stock	$(1.84)	$(1.27)	$(0.36)	$(0.90)

Cash dividend declared per share of common stock	$—	$—	$0.05	$0.14

Weighted average equivalent common shares
outstanding	21,611,562	20,688,185	14,019,813	14,008,635

Weighted average equivalent common shares
outstanding - assuming dilution	21,611,562	20,688,185	14,019,813	14,008,635

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Retained	Comprehensive
	Of Shares	Amount	Capital	Earnings	(Loss) Income	Total
Balance September 30, 2013	14,180,220	$142,000	$97,390,000	$115,528,000	$—	$213,060,000
Net loss				(12,620,000)		(12,620,000)
Unrealized loss on foreign exchange rate translation					(345,000)
Income tax benefit					128,000
Other comprehensive loss					(217,000)	(217,000)
Stock-based compensation expense			1,054,000			1,054,000
Issuance of common stock as compensation	9,706	—	171,000			171,000
Issuance of common stock under stock compensation plans	2,640	—	—			—
Shares exchanged for taxes on stock-based compensation	(836)	—	(15,000)			(15,000)
Exercise of stock options	3,080	—	32,000			32,000
Dividends paid				(1,935,000)		(1,935,000)
Balance September 30, 2014	14,194,810	142,000	98,632,000	100,973,000	(217,000)	199,530,000
Net loss				(4,991,000)		(4,991,000)
Unrealized loss on foreign exchange rate translation					(203,000)
Income tax benefit					76,000
Other comprehensive loss					(127,000)	(127,000)
Stock-based compensation expense			287,000			287,000
Issuance of common stock as compensation	21,730	—	165,000			165,000
Dividends paid				(646,000)		(646,000)
Balance December 31, 2014	14,216,540	142,000	99,084,000	95,336,000	(344,000)	194,218,000
Net loss				(26,279,000)		(26,279,000)
Unrealized loss on foreign exchange rate translation					(2,106,000)
Income tax benefit					626,000
Other comprehensive loss					(1,480,000)	(1,480,000)
Shares exchanged for taxes on stock-based compensation	(41,855)	—	(248,000)			(248,000)
Stock consideration issued in merger	7,381,476	74,000	42,828,000			42,902,000
Issuance of common stock under stock compensation plans	14,212	—	—			—
Tax deficit recorded to hypothetical apic pool			(551,000)			(551,000)
Stock-based compensation expense			890,000			890,000
Issuance of common stock as compensation	58,937	—	266,000			266,000
Balance December 31, 2015	21,629,310	216,000	142,269,000	69,057,000	(1,824,000)	209,718,000
Net loss				(39,792,000)		(39,792,000)
Unrealized gain on foreign exchange rate translation					496,000
Income tax expense					(268,000)
Other comprehensive gain					228,000	228,000
Shares exchanged for taxes on stock-based compensation	(10,880)	—	(72,000)			(72,000)
Issuance of common stock under stock compensation plans	20,221	—	—
Tax deficit recorded to hypothetical apic pool			(77,000)			(77,000)
Stock-based compensation expense			462,000			462,000
Issuance of common stock as compensation	66,200	1,000	416,000			417,000
Balance December 31, 2016	21,704,851	$217,000	$142,998,000	$29,265,000	$(1,596,000)	$170,884,000

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2016	2015	2014	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,792,000)	$(26,279,000)	$(4,991,000)	$(12,620,000)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	44,283,000	47,072,000	9,736,000	40,168,000
Noncash compensation	879,000	1,156,000	452,000	1,225,000
Deferred income tax benefit	(6,053,000)	(14,046,000)	(1,951,000)	(6,067,000)
Gain on insurance proceeds from insurance settlements	(2,269,000)	(407,000)	—	—
Change in other long-term liabilities	(195,000)	1,834,000	—	—
(Gain) loss on disposal of assets	(167,000)	815,000	—	(108,000)
Other	186,000	(81,000)	(614,000)	51,000
Change in current assets and liabilities:
Decrease (increase) in accounts receivable	19,669,000	15,883,000	2,862,000	(2,507,000)
Decrease (increase) in prepaid expenses and other assets	1,328,000	1,752,000	(3,283,000)	(1,683,000)
Decrease in accounts payable	(4,326,000)	(3,128,000)	(4,923,000)	(3,467,000)
(Decrease) increase in accrued liabilities	(1,810,000)	(4,579,000)	78,000	(1,909,000)
(Decrease) increase in deferred revenue	(2,991,000)	620,000	951,000	(2,637,000)
Net cash provided by (used in) operating activities	8,742,000	20,612,000	(1,683,000)	10,446,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from merger	—	12,382,000	—	—
Capital expenditures, net of noncash capital expenditures summarized below	(8,251,000)	(6,846,000)	(2,555,000)	(35,281,000)
Proceeds from maturity of short-term investments	91,750,000	34,500,000	7,750,000	29,250,000
Acquisition of short-term investments	(111,000,000)	(26,750,000)	(9,500,000)	(32,750,000)
Proceeds from disposal of assets	1,922,000	1,501,000	631,000	2,686,000
Proceeds on flood insurance claims	2,850,000	1,000,000	—	—
Net cash (used in) provided by investing activities	(22,729,000)	15,787,000	(3,674,000)	(36,095,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note	—	5,144,000	—	—
Proceeds from notes payable	—	—	—	10,000,000
Principal payments on notes payable	(7,554,000)	(16,348,000)	(1,783,000)	(10,823,000)
Principal payments on capital lease obligations	(780,000)	(1,535,000)	(288,000)	(932,000)
Excess tax benefit from share-based payment arrangement	(77,000)	(551,000)	—	—
Tax withholdings related to stock-based compensation awards	(72,000)	(316,000)	—	—
Proceeds from exercise of stock options	—	—	—	32,000
Dividends paid	—	—	(646,000)	(1,935,000)
Net cash used in financing activities	(8,483,000)	(13,606,000)	(2,717,000)	(3,658,000)
Effect of exchange rate changes in cash and cash equivalents	85,000	(428,000)	(35,000)	(345,000)
Net (decrease) increase in cash and cash equivalents	(22,385,000)	22,365,000	(8,109,000)	(29,652,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,009,000	14,644,000	22,753,000	52,405,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,624,000	$37,009,000	$14,644,000	$22,753,000
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$260,000	$620,000	$93,000	$537,000
Cash paid for income taxes	$33,000	$692,000	$—	$735,000
Cash received for income taxes	$348,000	$752,000	$18,000	$3,000
NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in accrued purchases of property and equipment	$1,542,000	$(52,000)	$52,000	$(1,693,000)
Capital lease obligations incurred	$—	$126,000	$651,000	$485,000
Stock consideration to consummate the merger	$—	$42,902,000	$—	$—
Financed insurance premiums	$—	$1,046,000	$—	$—

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 11, 2015, the Company, which was formerly known as TGC Industries, Inc. (“Legacy TGC”), consummated a strategic business combination (the “Merger”) with Dawson Operating Company LLC, which was formerly known as Dawson Geophysical Company (“Legacy Dawson”). Unless the context requires otherwise, all references in the Notes to Consolidated Financial Statements of this Form 10-K to the “Company,” “we,” “us” or “our” refer to (i) Legacy Dawson and its consolidated subsidiaries, for periods through February 10, 2015 and (ii) the merged company for periods on or after February 11, 2015.

1.           Summary of Significant Accounting Policies

Organization and Nature of Operations

The Company is a leading provider of onshore seismic data acquisition and processing services. Founded in 1952, the Company acquires and processes 2-D, 3-D and multi-component seismic data for its clients, ranging from major oil and gas companies to independent oil and gas operators as well as providers of multi-client data libraries. The Company operates in the lower 48 states of the U.S. and in Canada.

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

Property and Equipment

Property and equipment is capitalized at historical cost and depreciated over the useful life of the asset. Management’s estimation of this useful life is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the asset. As circumstances change and new information becomes available, these estimates could change. During the year ended December 31, 2016, we recognized approximately $1,300,000 in depreciation expense associated with changes in the estimated life of certain recording equipment assets.

Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet, and any resulting gain or loss is reflected in the results of operations for the period.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets, and the fair value of the assets is below the carrying value of the assets. Management’s forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on the Company’s anticipated future results, while considering anticipated future oil and natural gas prices which is fundamental in assessing demand for the Company’s services. If the carrying amounts of the assets exceed the estimated expected undiscounted future cash flows, the Company measures the amount of possible impairment by comparing the carrying amount of the assets to the fair value. No impairment charges were recognized for the years ended December 31, 2016 and 2015, the three months ended December 31, 2014 and the year ended September 30, 2014.

Leases

The Company leases certain vehicles under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. Any lease that does not meet the criteria for a capital lease is accounted for as an operating lease. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets. Assets under capital leases are amortized using the straight-line method over the initial lease term. Amortization of assets under capital leases is included in depreciation expense.

Intangibles

The Company has non-amortizing assets consisting primarily of trademarks/tradenames resulting from a business combination. The Company tests for impairment on an annual basis during the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. No impairment charges were recognized for the years ended December 31, 2016 and 2015.

Revenue Recognition

Services are provided under cancelable service contracts. These contracts are either “turnkey” or “term” agreements. Under both types of agreements, the Company recognizes revenues when revenue is realizable and services have been performed. Services are defined as the commencement of data acquisition or processing operations. Revenues are considered realizable when earned according to the terms of the service contracts. Under turnkey agreements, revenue is recognized on a per-unit-of-data-acquired rate as services are performed. Under term agreements, revenue is recognized on a per-unit-of-time-worked rate as services are performed. In the case of a cancelled service contract, revenue is recognized and the client is billed for services performed up to the date of cancellation.

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

In some instances, the contract contains certain permitting, surveying and drilling costs that are incorporated into the per-unit-of-data-acquired rate. In these circumstances, these set-up costs that occur prior to initiating revenue recognition are capitalized and amortized as data is acquired.

Stock-Based Compensation

The Company measures all stock-based compensation awards, which include stock options, restricted stock, restricted stock units and common stock, using the fair value method and recognizes compensation expense, net of estimated forfeitures, in its consolidated financial statements. The Company records compensation expense as operating or general and administrative expense, as appropriate, in the consolidated statements of operations on a straight-line basis over the vesting period of the related awards.

Foreign Currency Translation

The U.S. Dollar is the reporting currency for all periods presented. The functional currency of the Company’s foreign subsidiaries is generally the local currency. All assets and liabilities denominated in a foreign currency are translated into U.S. Dollars at the exchange rate on the balance sheet date. Income and expenses are translated using the exchange rate applicable to each transaction. Equity transactions are translated using historical exchange rates. Adjustments resulting from translation are recorded as a separate component of accumulated other comprehensive income (loss) in the consolidated balance sheets. Foreign currency transaction gains (losses) are included in the consolidated statements of operations as other income (expense).

Income Taxes

The Company accounts for income taxes by recognizing amounts of taxes payable or refundable for the current year, and by using an asset and liability approach in recognizing the amount of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Management determines deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates of deferred tax assets and liabilities is recognized in income in the year of an enacted rate change. The deferred tax asset is reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management’s methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining the annual effective tax rate and the valuation of deferred tax assets, which can create variances between actual results and estimates and could have a material impact on the Company’s provision or benefit for income taxes. Due to recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the Consolidated Statements of Operations and Comprehensive Loss. The Company’s effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, valuation allowances, non-deductible expenses and discrete items.

Use of Estimates in the Preparation of Financial Statements

Preparation of the accompanying financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of assumptions and estimates inherent in the reporting process, actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the year ended December 31, 2015, the three months ended December 31, 2014 and the year ended September 30, 2014 consolidated financial statements to conform to the 2016 presentation. See Footnote 17, Recently Issued Accounting Pronouncements ASU No. 2016-05 Statement of Cash Flows (Topic 230): Classifications of Certain Cash Receipts and Cash Payments for further discussion.

2.           Short-Term Investments

 The Company had short-term investments at December 31, 2016 and 2015 consisting of certificates of deposit with original maturities greater than three months but less than a year. Certificates of deposits with any given banking institution did not exceed the FDIC insurance limit at December 31, 2016 or 2015.

3.           Fair Value of Financial Instruments

At December 31, 2016 and 2015, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, trade and other receivables, other current assets, accounts payable, other current liabilities and notes payable. Due to the short-term maturities of cash and cash equivalents, trade and other receivables, other current assets, accounts payables and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes payable approximate their fair value based on a comparison with the prevailing market interest rate.  Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates.  The fair values of the Company’s notes payable and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

4.           Merger

On February 11, 2015, the Company completed the Merger. Immediately prior to the effective time of the Merger, Legacy TGC effected a reverse stock split with respect to its common stock, par value $0.01 per share, on a one-for-three ratio (the “Reverse Stock Split”) to reduce the total number of shares of Legacy TGC Common Stock outstanding. After giving effect to the Reverse Stock Split, at the effective time of the Merger, without any action on the part of any shareholder, each issued and outstanding share of Legacy Dawson’s common stock, par value $0.33-1/3 per share (the “Legacy Dawson Common Stock”), including shares underlying Legacy Dawson’s outstanding equity awards (but excluding any shares of Legacy Dawson Common Stock owned by Legacy TGC, Merger Sub or Legacy Dawson or any wholly-owned subsidiary of Legacy Dawson), were converted into the right to receive 1.760 shares of Legacy TGC Common Stock (the “Exchange Ratio”).

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

In the fourth quarter of 2015, management finalized its valuation of assets acquired and liabilities assumed in connection with the Merger.  As a result, the fair value of acquired property and equipment was ultimately concluded to be $5,055,000 higher than preliminarily estimated, the fair value of current liabilities assumed was higher by $943,000, the fair value of current assets was lower by $625,000, and the fair value of intangible assets was lower by $2,953,000.  Further, the net deferred tax asset as a result of these adjustments was $534,000 lower. In the fourth quarter of 2015, we recorded a $628,000 increase to depreciation expense and a $697,000 reduction to amortization expense as compared to what we would have recorded had the final valuations of assets acquired and liabilities assumed been recorded as of the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the Merger date:

Estimated Fair
Value (in thousands)
Stock consideration	$42,902
Interest bearing debt assumed	12,048
Debt-free current liabilities	13,590
Total purchase price consideration including liabilities assumed	$68,540

Value of current assets:
Current assets excluding cash and cash equivalents	$15,531
Cash and cash equivalents	12,382
Total current assets	27,913

Identified tangible assets:
Fair value of property and equipment	33,867

Identified intangible assets:
Trademarks/trade names	400

Net deferred tax asset	6,360

Total indicated value of assets	$68,540

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

Trademarks were valued using the relief from royalty method. Relief from royalty method under the income approach estimates the cost savings that accrue to the Company which would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. Trademarks are considered to have an indefinite life and, as a result, are not amortizable.

Existing long term debt assumed in the Merger was recorded at fair valued based on a current market rate.

Deferred income tax assets and liabilities as of the acquisition date represented the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases. At the acquisition date, the Company accrued approximately $865,000 for uncertain tax positions and contingencies related to certain tax matters.

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

Pro Forma Information

The following unaudited pro forma condensed financial information for the year ended December 31, 2015, the three months ended December 31, 2014 and the year ended September 30, 2014 gives effect to the Merger as if it had occurred on January l, 2014. The unaudited pro forma condensed financial information has been included for comparative purposes only. It is not necessarily indicative of the results that might have occurred had the transactions taken place on the dates indicated and is not intended to be a projection of future results. The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as (1) to record certain incremental expenses resulting from purchase accounting adjustments, such as reduced depreciation expense in connection with the fair value adjustments to property and equipment; and (2) to record the related tax effects. Shares used in the calculations of earnings per share in the table below were 21,537,480 for the year ended December 31, 2015, 21,400,593 for the three months ended December 31, 2014 and 21,367,677 for the year ended September 30, 2014.

	Year Ended	Three Months Ended	Year Ended
	December 31,	December 31,	September 30,
	2015	2014	2014
Pro forma total revenues	$248,295,000	$76,897,000	$373,544,000
Pro forma net loss	$(30,256,000)	$(7,722,000)	$(13,383,000)
Pro forma net loss per share:
Basic	$(1.40)	$(0.36)	$(0.63)
Diluted	$(1.40)	$(0.36)	$(0.63)

5.           Property and Equipment

Property and equipment, together with the related estimated useful lives at December 31, 2016 and 2015, were as follows:

	December 31,
	2016	2015	Useful Lives
Land, building and other	$15,777,000	$16,357,000	3 to 40 years
Recording equipment	199,068,000	212,541,000	5 to 10 years
Line clearing equipment	1,071,000	1,071,000	5 years
Vibrator energy sources	79,162,000	80,454,000	5 to 15 years
Vehicles	29,872,000	35,196,000	1.5 to 10 years
	324,950,000	345,619,000
Less accumulated depreciation	(214,033,000)	(198,052,000)
Net property and equipment	$110,917,000	$147,567,000

6.           Supplemental Consolidated Balance Sheet Information

Other current liabilities consist of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015
Accrued self-insurance reserves	$1,422,000	$1,830,000
Income and franchise taxes payable	39,000	21,000
Other accrued expenses and current liabilities	1,522,000	2,753,000
Total other current liabilities	$2,983,000	$4,604,000

7.           Debt

On June 30, 2015, we entered into an amendment to the Company’s Credit Agreement with its lender, Sovereign Bank for the purpose of renewing, extending and increasing the Company’s line of credit under such agreement.

Credit Agreement

The Company’s Credit Agreement includes term loan and revolving loan features, and also allows for the issuance of letters of credit and other promissory notes. The Company can borrow up to a maximum of $20.0 million pursuant to the Credit Agreement, subject to the terms and limitations discussed below.

The Credit Agreement provides for a revolving loan feature, or Line of Credit, that permits the Company to borrow, repay and re-borrow, from time to time until June 30, 2017, up to the lesser of (i) $20.0 million or (ii) a sum equal to (a) 80% of our eligible accounts receivable (less the outstanding principal balance of term loans and letters of credit under the Credit Agreement) and (b) the lesser of (i) 50% of the value of certain of the Company’s core equipment or (ii) $12,500,000. The Company has not utilized the Line of Credit since its inception. Because the Company’s ability to borrow funds under the Line of Credit is tied to the amount of the Company’s eligible accounts receivable and value of certain of its core equipment, if the Company’s accounts receivable decrease materially for any reason, including delays, reductions or cancellations by clients or decreased demand for the Company’s services, or the Company’s value of its pledged core equipment decreases materially, the Company’s ability to borrow to fund operations or other obligations may be limited.

The Credit Agreement also provides for a term loan feature. The Company has no outstanding notes payable under the term loan feature of the Credit Agreement, and any notes outstanding under this feature would count towards the maximum amounts the Company may borrow under the Credit Agreement.

The Company has three outstanding notes payable under the Credit Agreement that are not under the term loan feature (and therefore do not count towards the maximum amounts that the Company may borrow) which were incurred to purchase (and/or are secured by) equipment, representing a remaining aggregate principal amount of $1,938,000 as of December 31, 2016.

The Company’s obligations under the Line of Credit are secured by a security interest in the Company’s accounts receivable and certain of the Company’s core equipment, and the term loans are also secured by certain of the Company’s core equipment. Interest on amounts outstanding under the Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes. The Company is also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $150,000,000. The Company was in compliance with all covenants under the Credit Agreement, including specified ratios, as of December 31, 2016.

Sovereign Bank has also issued a letter of credit in the amount of $1,767,000 in favor of AIG Assurance Company in order to support payment of certain insurance obligations of the Company. The principal amount of this letter of credit is collateralized by certain of the Company’s core equipment and does not count as funds borrowed under the Company’s Line of Credit.

Other Indebtedness

The Company paid in full, during August 2016, one note payable to a finance company for various insurance premiums. This note had a remaining principal balance of $838,000 at December 31, 2015.

In addition, the Company leases certain vehicles under leases classified as capital leases. The Company’s balance sheets as of December 31, 2016 and 2015 includes capital lease obligations of $419,000 and $1,199,000, respectively.

Maturities of Debt

The following tables set forth the Company’s aggregate principal amount of outstanding notes payable and the interest rates and monthly payments as of December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015
Notes payable to commercial banks
Aggregate principal amount outstanding	$1,938,000	$8,654,000
Interest rates	3.5% - 4.5%	3.5% - 4.5%

	Year Ended December 31,
	2016	2015
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$—	$838,000
Interest rates	—	2.35%

The aggregate maturities of the notes payable at December 31, 2016 are as follows:

January 2017 - December 2017	$1,938,000

The Company leases vehicles and certain specialized seismic equipment under leases classified as capital leases.

The aggregate maturities of obligations under capital leases at December 31, 2016 are as follows:

January 2017 - December 2017	$419,000

Interest rates on these leases ranged from 3.16% to 6.72%.

8.           Stock-Based Compensation

Since the date of its effectiveness on May 5, 2016, the Company issues new grants of stock-based awards pursuant to the Dawson Geophysical Company 2016 Stock and Performance Incentive Plan (the “2016 Plan”). Upon its

effectiveness, the 2016 Plan replaced: (i) the Amended and Restated Dawson Geophysical Company 2006 Stock and Performance Incentive Plan (the “Legacy Dawson Plan”), which originated from Legacy Dawson and (ii) the Amended and Restated 2006 Stock Awards Plan of Dawson Geophysical Company (formerly known as the TGC Industries, Inc. 2006 Stock Awards Plan) (the “Legacy TGC Plan”), which originated from Legacy TGC (the Legacy Dawson Plan and the Legacy TGC Plan are referred to collectively as, (the “Prior Plans”). The Company administered both of the Prior Plans as a result of the Merger, and per the 2016 Plan, no new grants of awards have been permitted under the Prior Plans after the effectiveness of the 2016 Plan. Further, the Legacy Dawson Plan and the Legacy TGC Plan expired pursuant to their terms on November 28, 2016 and March 29, 2016, respectively. Any outstanding awards previously granted under the Prior Plans continue to remain outstanding in accordance with their terms. The awards outstanding and available under the 2016 Plan and the awards outstanding under each of the Prior Plans and their associated accounting treatment are discussed below.

In 2016, the Company adopted the 2016 Plan. The 2016 Plan, which provides for the issuance of up to 1,000,000 shares of authorized Company common stock. As of December 31, 2016, there were approximately 971,514 shares available for future issuance. The 2016 Plan provides for the issuance of stock-based compensation awards, including stock options, common stock, restricted stock, restricted stock units and other forms. Stock option grant prices awarded under the 2016 Plan may not be less than the fair market value of the common stock subject to such option on the grant date, and the term of stock options shall extend no more than ten years after the grant date. The 2016 Plan terminates May 5, 2026.

In 2006, Legacy Dawson adopted the Legacy Dawson Plan, which was amended and restated in connection with the Merger. The Legacy Dawson Plan provided for the issuance of stock-based compensation awards, including stock options, common stock, restricted stock, restricted stock units and other forms.  Stock option grant prices awarded under the Legacy Dawson Plan were required to be no less than the fair market value of the common stock subject to such option on the grant date, and the term of stock options was limited to no more than ten years after the grant date. The Legacy Dawson Plan terminated on November 28, 2016 and, upon the effectiveness of the 2016 Plan on May 5, 2016, no shares have been available under the Legacy Dawson Plan for future issuance.

In 2006, the Company adopted the Legacy TGC Plan, which was amended and restated in connection with the Merger. The Legacy TGC Plan provided for the issuance of stock-based compensation awards, including stock options, common stock, and restricted stock.  Stock option grant prices awarded under the Legacy TGC Plan were required to be no less than the fair market value of the common stock subject to such option on the grant date, and the term of stock options was limited to no more than ten years after the grant date. The Legacy TGC Plan terminated on March 29, 2016 and, since such time, has had no shares available for future issuance.

Historically, the Company’s employees and officers that held unvested restricted stock were entitled to dividends when the Company paid dividends (“participating”). The Company’s employees and officers that hold unvested restricted stock awarded during 2016 are not entitled to dividends when the Company pays dividends (“non-participating”).

Impact of Stock-Based Compensation:

The following table summarizes stock-based compensation expense, which is included in operating or general and administrative expense, as appropriate, in the Consolidated Statements of Operations and Comprehensive Loss, for the years ended December 31, 2016 and 2015, the three months ended December 31, 2014 and year ended September 30, 2014:

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2016	2015	2014	2014
Stock options	$42,000	$—	$—	$—
Restricted stock awards	347,000	363,000	213,000	821,000
Restricted stock unit awards	73,000	526,000	74,000	233,000
Common stock awards	417,000	267,000	165,000	171,000
Total compensation expense	$879,000	$1,156,000	$452,000	$1,225,000

Stock Options:

Legacy Dawson estimated the fair value of each stock option on the date of grant using the Black-Scholes option pricing model. Legacy TGC estimated the fair value of each stock option on the date of grant using the Binomial Lattice Model. Actual value realized with stock options, if any, is dependent on the future performance of the Company’s common stock and overall stock market conditions.

A summary of the outstanding stock options as of December 31, 2016 as well as activity during the year then ended is presented below.

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Balance as of December 31, 2015 (1)	428,430	$13.01
Forfeited (1)	(22,519)	$11.05
Expired (1)	(36,447)	$17.34
Balance as of December 31, 2016	369,464	$12.70	2.09
Exercisable as of December 31, 2016	369,464	$12.70	2.09

(1)	Balance of stock options and weighted average exercise price adjusted to reflect the Merger Exchange Ratio of 1.76.

Stock options issued under the Legacy TGC plan are a combination of incentive stock options and non-qualified stock options, and stock options issued under the Legacy Dawson plans are incentive stock options. For incentive stock options, no tax deduction is recorded when options are awarded. If an exercise and sale of vested options results in a disqualifying disposition, a tax deduction for the Company occurs.

Outstanding options at December 31, 2016 expire during the period from August 2017 to July 2019. The intrinsic value of the outstanding options at December 31, 2016 was zero. There were no unrecognized compensation costs related to stock options as of December 31, 2016.

There were no options granted or vested, and there were no excess tax benefits from disqualifying dispositions during the years ended December 31, 2016 and 2015, the three months ended December 31, 2014 and the year ended September 30, 2014. No options were exercised during the years ended December 31, 2016 and 2015 or the three months ended December 31, 2014. The total intrinsic value of options exercised during the year ended September 30, 2014 was $13,000.

No cash was received from option exercises during the years ended December 31, 2016 and 2015, or the three months ended December 31, 2014.  Cash received from option exercises during the year ended September 30, 2014 was $32,000.

Restricted Stock Awards:

The Company granted 87,000 non-participating (as defined above) restricted stock awards during the year ended December 31, 2016 with a weighted average grant date fair value of $2.96. There were no restricted stock grants in the year ended December 31, 2015, the three months ended December 31, 2014 or the year ended September 30, 2014. The fair value of non-participating restricted stock awards equals the market price of the Company’s stock on the grant date and generally vest in three years or in annual increments over three years.

A summary of the status of the Company’s nonvested non-participating restricted stock awards as of December 31, 2016 and activity during the year then ended is presented below.

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2015	—	$—
Grants	87,000	$2.96
Nonvested as of December 31, 2016	87,000	$2.96

As of December 31, 2016, there were approximately $173,000 of unrecognized compensation costs related to nonvested non-participating restricted stock awards. These costs are expected to be recognized over a weighted average period of 2.12 years.

Restricted Stock Unit Awards:

The Company granted 196,400, 10,000, 94,898 and 38,555 restricted stock unit awards during the years ended December 31, 2016 and 2015, the three months ended December 31, 2014 and the year ended September 30, 2014, respectively, with a weighted average grant date fair value of $2.96, $5.76, $6.79 and $18.02, respectively. The fair value of restricted stock unit awards equals the market price of the Company’s stock on the grant date and generally vest in one to three years or in annual increments over three years.

A summary of the Company’s nonvested restricted stock unit awards as of December 31, 2016 and activity during the year then ended is presented below.

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2015 (1)	129,247	$8.85
Grants	196,400	$2.96
Vested (1)	(20,221)	$18.15
Forfeited (1)	(52,111)	$5.45
Nonvested as of December 31, 2016	253,315	$4.24

(1)	Balance of restricted stock unit awards and weighted average grant date fair value adjusted to reflect the Merger Exchange Ratio of 1.76.

As of December 31, 2016, there were approximately $514,000 of unrecognized compensation costs related to nonvested restricted stock unit awards. These costs are expected to be recognized over a weighted average period of 1.72 years.

Common Stock Awards:

The Company granted common stock awards with immediate vesting to outside directors and employees during the years ended December 31, 2016 and 2015, the three months ended December 31, 2014 and the year ended September 30, 2014 as follows:

	Number of Common Stock Awards	Weighted Average Grant Date Fair Value
Year Ended December 31, 2016	66,200	$6.31
Year Ended December 31, 2015	58,937	$4.53
Three Months Ended December 31, 2014	21,730	$7.59
Year Ended September 30, 2014	9,706	$17.61

9.           Dividends

The Company has not paid dividends during calendar years 2016 and 2015. While there are currently no restrictions prohibiting the Company from paying dividends, the board of directors, after consideration of economic and market conditions affecting the energy industry in general, and the oilfield services business in particular, determined that the Company would not pay a dividend in respect of the Company’s common stock for the foreseeable future.  Payment of any dividends in the future will be at the discretion of the Company’s board and will depend on our financial condition, results of operations, capital and legal requirements, and other factors deemed relevant by the board.

10.         Employee Benefit Plans

The Company provides a 401(k) plan as part of its employee benefits package in order to retain quality personnel. Legacy Dawson elected to match 100% of the employee contributions up to a maximum of 6% of the participant’s applicable compensation under the Legacy Dawson 401(k) plan for the years ended December 31, 2016 and 2015, the three months ended December 31, 2014 and the year ended September 30, 2014. Legacy Dawson's 401(k) plan was retained in connection with the Merger. Legacy TGC’s 401(k) plan, which was terminated in connection with the Merger, is consistent with Legacy Dawson’s 401(k) plan except Legacy TGC matched 50% of the employee’s contribution up to a maximum of 6% of the participant’s applicable compensation. The Company’s matching contributions under Legacy Dawson’s 401(k) plan for the years ended December 31, 2016 and 2015, the three months ended December 31, 2014 and the year ended September 30, 2014 were approximately $1,658,000, $1,849,000, $462,000 and $1,895,000, respectively. Legacy TGC’s employees rolled into the Legacy Dawson 401(k) plan during 2015. In addition, the Company’s matching contributions to the Legacy TGC 401(k) plan (prior to such plan’s termination) during 2015 were $98,000.

11.         Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs for the years ended December 31, 2016 and 2015, the three months ended December 31, 2014 and the year ended September 31, 2014, respectively, totaled $372,000, $466,000, $62,000 and $223,000, respectively.

12.         Income Taxes

The Company’s components of loss before income taxes are as follows:

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2016	2015	2014	2014
Loss before income taxes
Domestic	$(41,162,000)	$(36,230,000)	$(6,249,000)	$(11,671,000)
Foreign	(5,079,000)	(3,804,000)	(654,000)	(6,229,000)
Total	$(46,241,000)	$(40,034,000)	$(6,903,000)	$(17,900,000)

The Company recorded income tax benefit of $6,449,000 and $13,755,000 in the years ended December 31, 2016 and 2015, respectively. The Company recorded income tax benefit of $1,912,000 and $5,280,000 in the three months ended December 31, 2014 and year ended September 30, 2014 respectively.

Income tax benefit was comprised of the following:

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2016	2015	2014	2014
Current federal benefit	$215,000	$280,000	$—	$74,000
Current state benefit (expense)	181,000	(571,000)	(39,000)	(633,000)
Current foreign expense	—	—	—	(228,000)
Deferred federal benefit	5,795,000	12,499,000	1,783,000	5,489,000
Deferred state (expense) benefit	(847,000)	860,000	168,000	578,000
Deferred foreign benefit	1,105,000	687,000	—	—
Total	$6,449,000	$13,755,000	$1,912,000	$5,280,000

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to losses before income taxes as follows:

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2016	2015	2014	2014
Tax benefit computed at statutory rate of 35%	$16,184,000	$14,012,000	$2,416,000	$6,265,000
Change in valuation allowance	(10,200,000)	(502,000)	(170,000)	(1,506,000)
State income tax (expense) benefit, net of federal tax	(433,000)	423,000	83,000	(32,000)
Foreign losses	985,000	954,000	170,000	1,506,000
Transaction costs	—	(445,000)	(522,000)	(332,000)
Other	(87,000)	(687,000)	(65,000)	(621,000)
Income tax benefit	$6,449,000	$13,755,000	$1,912,000	$5,280,000

The principal components of the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Federal tax net operating loss ("NOL") carry forward	$32,746,000	$23,002,000
Foreign tax NOL carry forward	4,486,000	3,694,000
Deferred revenue	462,000	1,193,000
Restricted stock	318,000	214,000
Workers’ compensation	74,000	144,000
State tax NOL carry forward	1,223,000	850,000
Self-insurance	219,000	260,000
Canadian start-up costs	275,000	296,000
Alternative Minimum Tax credit carry forward	315,000	315,000
Foreign tax credit	1,874,000	1,874,000
Other comprehensive income	786,000	1,055,000
Uncertain tax positions	512,000	562,000
Other	(264,000)	(91,000)
Total gross deferred tax assets	43,026,000	33,368,000
Less valuation allowances	(13,602,000)	(3,707,000)
Total net deferred tax assets	29,424,000	29,661,000
Deferred tax liabilities:
Property and equipment	(29,035,000)	(34,980,000)
Total net deferred tax assets (liabilities)	$389,000	$(5,319,000)
Noncurrent portion of foreign deferred tax assets	$535,000	$—
Noncurrent portion of domestic deferred tax liabilities	(146,000)	(5,319,000)
Total net deferred tax assets (liabilities)	$389,000	$(5,319,000)

At December 31, 2016, the Company had a gross NOL for U.S. federal income tax purposes of approximately $93,802,000. This NOL will begin to expire in 2027. The Company will carry forward the net federal NOL of approximately $32,746,000. The Company also had state NOL’s that will affect state taxes of approximately $1,881,000 at December 31, 2016. State NOL’s began to expire in 2015. The Company also has a Canadian NOL of $17,253,000 that will begin to expire in 2032.

In evaluating the possible sources of taxable income during 2016, the Company determined it is more likely than not that the remaining deferred tax assets will not be realizable. As a result, the Company recorded full valuation allowances against its federal, state, and foreign deferred tax assets with the exception of its trademark intangible and the foreign deferred tax assets associated with NOL’s that can be carried back against prior losses.

A summary of the Company’s gross uncertain tax positions at December 31, 2016 and 2015 as well as activity for the years then ended are as follows:

	December 31,
	2016	2015
Balance at beginning of year	$1,684,000	$—
Established at Merger date	—	715,000
(Decrease) increase in prior year tax positions	(14,000)	455,000
Increase in current year tax positions	157,000	514,000
Liability statute expiration	(338,000)	—
Balance at end of year	$1,489,000	$1,684,000

There were no uncertain tax positions for the three months ended December 31, 2014 and the year ended September 30, 2014. The tax years generally subject to future examination by tax authorities are for the years ended December 31, 2013 and after. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

Due to the potential resolution of amended federal, state and foreign tax returns and the expiration of various statutes of limitations, it is reasonably possible that the full uncertain tax positions balance at December 31, 2016 may reverse within the next 12 months.

13.         Net (Loss) Income per Share Attributable to Common Stock

Net loss per share attributable to common stock is calculated using the two-class method. The two-class method is an allocation method of calculating loss per share when a company’s capital structure includes participating securities that have rights to undistributed earnings. Historically, the Company’s employees and officers that held unvested restricted stock were entitled to dividends when the Company paid dividends (“participating”). The Company’s employees and officers that hold unvested restricted stock awarded during 2016 are not entitled to dividends when the Company pays dividends (“non-participating”). The Company’s basic net loss per share attributable to common stock is computed by reducing the Company’s net loss by the income allocable to unvested restricted stockholders that have a right to participate in earnings. The Company’s employees and officers that hold unvested restricted stock do not participate in losses because they are not contractually obligated to do so. The undistributed earnings are allocated based on the relative percentage of the weighted average unvested participating restricted stock awards. The basic net loss per share attributable to common stock is computed by dividing the net loss attributable to common stock by the weighted average shares outstanding. The weighted average shares outstanding for the year ended December 31, 2015 was calculated by totaling (i) the product of (x) the weighted shares of Legacy Dawson Common Stock outstanding at the beginning of the year multiplied by (y) the Exchange Ratio, plus (ii) the number of shares associated with awards of Legacy Dawson participating restricted stock and restricted stock units that vested in conjunction with the Merger, weighted as of February 11, 2015, plus (iii) the number of shares of Legacy TGC Common Stock outstanding immediately prior to the Merger, weighted to reflect that such shares were outstanding from February 11, 2015 until December 31, 2015. The weighted average number of shares outstanding for the three months ended December 31, 2014 and for the year ended September 30, 2014 were calculated as if the Merger had occurred at the beginning of the respective period, and the components of the weighted average shares calculation were multiplied by the Exchange Ratio. The Company’s diluted loss per share attributable to common stock is computed by adjusting basic loss per share attributable to common stock by income allocable to unvested participating restricted stock, if any, divided by weighted average diluted shares outstanding.

A reconciliation of the loss per share attributable to common stock is as follows:

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2016	2015	2014	2014
	(in thousands, except share and per share data)
Net loss	$(39,792)	$(26,279)	$(4,991)	$(12,620)
Income allocable to unvested restricted stock	—	—	(9)	(26)
Basic loss attributable to common stock	$(39,792)	$(26,279)	$(5,000)	$(12,646)
Reallocation of participating earnings	—	—	—	—
Diluted loss attributable to common stock	$(39,792)	$(26,279)	$(5,000)	$(12,646)
Weighted average common shares outstanding:
Basic	21,611,562	20,688,185	14,019,813	14,008,635
Dilutive common stock options, restricted stock unit awards and non-participating restricted stock awards	—	—	—	—
Diluted	21,611,562	20,688,185	14,019,813	14,008,635
Basic loss attributable to a share of common stock	$(1.84)	$(1.27)	$(0.36)	$(0.90)
Diluted loss attributable to a share of common stock	$(1.84)	$(1.27)	$(0.36)	$(0.90)

The Company had a net loss in the years ended December 31, 2016 and 2015, the three months ended December 31, 2014 and the year ended September 30, 2014. As a result, all stock options, restricted stock unit awards, and non-participating restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss attributable to a share of common stock for the respective periods. The following weighted average numbers of stock options, restricted stock unit awards, and non-participating restricted stock awards have been excluded from the calculation of diluted loss per share attributable to common stock, as their effect would be anti-dilutive for the years ended December 31, 2016 and 2015, the three months ended December 31, 2014 and the year ended September 30, 2014:

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2016	2015	2014	2014
Stock options	411,763	425,981	160,434	162,107
Restricted stock unit awards	268,461	126,596	66,405	33,373
Non-participating restricted stock awards	76,303	—	—	—
Total	756,527	552,577	226,839	195,480

The following shares of participating restricted stock awards were included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote:

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2016	2015	2014	2014
Participating restricted stock awards	—	—	182,160	182,160

14.         Major Clients

The Company operates in only one business segment, contract seismic data acquisition and processing services.  Sales to these clients, as a percentage of operating revenues that exceeded 10%, were as follows:

	Year Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2016	2015	2014	2014
A	13%	21%	14%	16%
B	—	15%	10%	13%
C	—	—	—	12%

The Company does not believe that the loss of any client listed above would have a material adverse effect on the Company.

15.         Areas of Operation

The U.S. and Canada are the only countries of operation for the Company.

Revenues for the year ended December 31, 2016 were $133,330,000 with $122,522,000 earned in the U.S. and $10,808,000 earned in Canada. Revenues for the year ended December 31, 2015 were $234,685,000 with $222,154,000 earned in the U.S. and $12,531,000 earned in Canada. Revenues for the three months ended December 31, 2014 were $50,802,000, all earned in the U.S. Revenues for the year ended September 30, 2014 were $261,683,000 with $256,110,000 earned in the U.S. and $5,573,000 earned in Canada.

Net long-lived assets as of December 31, 2016 were approximately $110,917,000, with $105,059,000 located in the U.S. and $5,858,000 located in Canada. Net long-lived assets as of December 31, 2015 were approximately $147,567,000, with $136,758,000 located in the U.S. and $10,809,000 located in Canada.

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

The Company experiences contractual disputes with its clients from time to time regarding the payment of invoices or other matters. While the Company seeks to minimize these disputes and maintain good relations with its clients, the Company has experienced in the past, and may experience in the future, disputes that could affect its revenues and results of operations in any period.

The Company has non-cancelable operating leases for office and shop space in Midland, Plano, Denison, Houston, Denver, Oklahoma City and Calgary, Alberta.

The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of December 31, 2016.

	Payments Due by Period (in thousands)
		Within			After
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Operating lease obligations (office space)	$9,567	$1,468	$2,256	$1,591	$4,252

Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records deferred rent as the difference between the amount charged to expense and the rent paid. Rental expense under the Company’s operating leases with initial terms exceeding one year was $1,907,000 for the year ended December 31, 2016, $1,691,000 for the year ended December 31, 2015, $242,000 for the three months ended December 31, 2014 and $965,000 for the year ended September 30, 2014.

As of December 31, 2016, the Company had unused letters of credit of $1,767,000 associated with the Company's existing insurance coverage.

Also as of December 31, 2016, the Company had unused letters of credit of $233,000 associated with the Company’s self-insured retention on workers’ compensation claims outstanding prior to October 1, 2011. Effective in fiscal 2012, the Company was no longer self-insured for workers’ compensation claims after October 1, 2011.

17.         Recently Issued Accounting Pronouncements

In August 2016,  the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. The Company adopted ASU No. 2016-15 in the third quarter of 2016 with no material impact to its consolidated financial statements. However, certain reclassifications have been made to the Consolidated Statements of Cash Flows for the year ended December 31, 2015 in order to conform to the December 31, 2016 presentation.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify accounting for share-based payments awarded to employees, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for the annual period beginning after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. Adoption of ASU 2016-09 will not have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323), which stated additional qualitative disclosures should be considered to assess the significance of the impact upon adoption. This ASU is effective for the annual period beginning after December 15, 2018, and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements and believes that the most significant change will be to its Consolidated Balance Sheets as its asset and liability balances will increase for operating leases that are currently off-balance sheet.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), which provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and, in certain circumstances, to provide related footnote disclosures. The Company evaluated and adopted this guidance for the period ending December 31, 2016.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or modified approach to adopt ASU No. 2014-09. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Gross versus Net), amending the principal-versus-agent implementation guidance and clarifying that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends certain aspects of the guidance related to identifying performance obligations and licensing implementation. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients, to address certain issues in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends narrow aspects of the guidance such as disclosure of remaining performance obligations and prior-period performance obligations. In January 2017, the FASB issued ASU No. 2017-03,

Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323), which stated additional qualitative disclosures should be considered to assess the significance of the impact upon adoption. These updates do not change the core principle of the guidance under ASU No. 2014-09, but rather provide implementation guidance. In August 2015, ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, was issued and it amended the effective date of ASU No. 2014-09 for public companies to annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but only beginning after December 15, 2016. The Company is reviewing its customer contracts, revenue recognition policies, disclosures, and internal controls and comparing to the provisions of the new standard for its revenues to determine the potential impact on the timing and amounts of revenue recognition. While the Company has not identified any material differences from its review thus far, the evaluation is ongoing and the Company has not concluded on the overall impacts of adopting the new guidance. The Company believes it is following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption.

18.         Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk at any given time may consist of cash and cash equivalents, money market funds and overnight investment accounts, short-term investments in certificates of deposit, trade and other receivables and other current assets. At December 31, 2016 and 2015, the Company had deposits with domestic and international banks in excess of federally insured limits. Management believes the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds.

The Company’s sales are to clients whose activities relate to oil and natural gas exploration and production. The Company generally extends unsecured credit to these clients; therefore, collection of receivables may be affected by the economy surrounding the oil and natural gas industry or other economic conditions. The Company closely monitors extensions of credit and may negotiate payment terms that mitigate risk.

19.         Quarterly Consolidated Financial Data (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Year Ended December 31, 2016:
Operating revenues	$47,055,000	$28,086,000	$28,122,000	$30,067,000
Loss from operations	$(10,631,000)	$(13,266,000)	$(14,257,000)	$(11,282,000)
Net loss	$(8,600,000)	$(11,589,000)	$(12,416,000)	$(7,187,000)
Basic loss per share attributable to common stock	$(0.40)	$(0.54)	$(0.57)	$(0.33)
Diluted loss per share attributable to common stock	$(0.40)	$(0.54)	$(0.57)	$(0.33)
Year Ended December 31, 2015:
Operating revenues	$73,722,000	$43,335,000	$62,498,000	$55,130,000
Loss from operations	$(9,814,000)	$(18,065,000)	$(4,662,000)	$(8,141,000)
Net loss	$(6,592,000)	$(11,877,000)	$(2,870,000)	$(4,940,000)
Basic loss per share attributable to common stock	$(0.37)	$(0.55)	$(0.13)	$(0.23)
Diluted loss per share attributable to common stock	$(0.37)	$(0.55)	$(0.13)	$(0.23)

Basic and diluted loss per share attributable to common stock are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted information may not equal the annual basic and diluted loss per share attributable to common stock. In addition, all loss per share calculations have been adjusted (as applicable) to reflect the Merger Exchange Ratio of 1.76.

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1

Agreement and Plan of Merger, dated October 8, 2014, by and among Dawson Operating Company (f/k/a Dawson Geophysical Company), the Registrant and Riptide Acquisition Corp., filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8‑K, filed on October 9, 2014, and incorporated herein by reference.

3.1

Amended and Restated Certificate of Formation, as amended February 11, 2015, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10‑K, filed on March 16, 2015, and incorporated herein by reference.

3.2	Bylaws, as amended February 11, 2015 filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10‑K, filed on March 16, 2015, and incorporated herein by reference.

4.1	Form of Specimen Stock Certificate, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8‑K, filed on February 11, 2015, and incorporated herein by reference.

10.1

Amended and Restated Loan and Security Agreement by and between the Registrant and Sovereign Bank, dated September 16, 2009, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K, filed on September 22, 2009 (File No. 001‑32472), and incorporated herein by reference.

10.2

Amended and Restated Promissory Note, by and between the Registrant and Sovereign Bank, dated September 16, 2009, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K, filed on September 22, 2009 (File No. 001‑32472), and incorporated herein by reference.

10.3

Amendment to Amended and Restated Loan and Security Agreement and Amended and Restated Promissory Note by and between the Registrant and Sovereign Bank, dated September 16, 2010, filed as Exhibit 10.1 to the Registrant’s Form 10‑Q for the quarterly period ended September 30, 2010, and incorporated herein by reference.

10.4

Third Amendment to Amended and Restated Loan and Security Agreement and Amendment to Amended and Restated Promissory Note, by and between the Registrant and Sovereign Bank, dated September 16, 2011, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K, filed on September 22, 2011, and incorporated herein by reference.

10.5

Fourth Amendment to Amended and Restated Loan and Security Agreement by and between the Registrant and Sovereign Bank, dated January 26, 2012, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2012, and incorporated herein by reference.

10.6

Fifth Amendment to Amended and Restated Loan and Security Agreement by and between the Registrant and Sovereign Bank, dated September 16, 2012, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2012, and incorporated herein by reference.

10.7

Sixth Amendment to Amended and Restated Loan and Security Agreement, by and between the Registrant and Sovereign Bank, dated as of October 11, 2012, filed as Exhibit 10.1 to the Registrant’s Form 10‑Q for the quarterly period ended September 30, 2013, and incorporated herein by reference.

10.8

Seventh Amendment to Amended and Restated Loan and Security Agreement and Amendment to Amended and Restated Promissory Note, by and between the Registrant and Sovereign Bank, dated as of September 16, 2013, filed as Exhibit 10.2 to the Registrant’s Form 10‑Q for the quarterly period ended September 30, 2013, and incorporated herein by reference.

10.9

Eighth Amendment to Amended and Restated Loan and Security Agreement and Amendment to Amended and Restated Promissory Note, by and between the Registrant and Sovereign Bank, dated September 16, 2014, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K, filed on September 19, 2014, and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
10.10

Ninth Amendment to Amended and Restated Loan and Security Agreement, filed on July 2, 2015 as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (File No. 001‑32472), and incorporated herein by reference.

10.11	Tenth Amendment to Amended and Restated Loan and Security Agreement, filed on March 16, 2016 as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, and incorporated herein by reference.

10.12

Eleventh Amendment to Amended and Restated Loan and Security Agreement, by and between Dawson Geophysical Company and Sovereign Bank, dated September 30, 2016, filed on October 6, 2016 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

+10.13	The Executive Nonqualified “Excess” Plan Adoption Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K, filed on January 8, 2013, and incorporated herein by reference.

+10.14	The Executive Nonqualified Excess Plan Document, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed on January 8, 2013, and incorporated herein by reference.

+10.15

Form of Indemnification Agreement entered with directors and executive officers, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K, filed on October 9, 2014, and incorporated herein by reference.

+10.16

Employment Agreement, dated October 8, 2014, by and between the Registrant and Stephen C. Jumper, filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8‑K, filed on October 9, 2014, and incorporated herein by reference.

+10.17

Employment Agreement, dated October 8, 2014, by and between the Registrant and Wayne A. Whitener, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K, filed on October 9, 2014, and incorporated herein by reference.

+10.18

Employment Agreement, dated October 8, 2014, by and between the Registrant and C. Ray Tobias, filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8‑K, filed on October 9, 2014, and incorporated herein by reference.

+10.19

Employment Agreement, dated October 8, 2014, by and between the Registrant and Daniel G. Winn, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8‑K, filed on October 9, 2014, and incorporated herein by reference.

+10.20

Employment Agreement, dated October 8, 2014, by and between the Registrant and James K. Brata, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K, filed on October 9, 2014, and incorporated herein by reference.

+10.21

Employment Agreement, dated October 8, 2014, by and between the Registrant and Christina W. Hagan, filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8‑K, filed on October 9, 2014, and incorporated herein by reference.

+10.22

Employment Agreement, dated October 8, 2014, by and between the Registrant and James W. Thomas, filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8‑K, filed on October 9, 2014, and incorporated herein by reference.

+10.23

Letter Agreement, dated February 15, 2016, by and between James K. Brata and the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K, filed on February 19, 2016, and incorporated herein by reference.

+10.24

Letter Agreement, dated February 15, 2016, by and between Christina W. Hagan and the Company, filed as Exhibit 10.2 to the Company’s Current Report on Form 8‑K, filed on February 19, 2016, and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
+10.25

Letter Agreement, dated February 15, 2016, by and between Stephen C. Jumper and the Company, filed on February 19, 2016 as Exhibit 10.3 to the Company’s Current Report on Form 8‑K (File No. 001‑32472), and incorporated herein by reference.

+10.26

Letter Agreement, dated February 15, 2016, by and between James W. Thomas and the Company, filed as Exhibit 10.4 to the Company’s Current Report on Form 8‑K, filed on February 19, 2016, and incorporated herein by reference.

+10.27

Letter Agreement, dated February 15, 2016, by and between C. Ray Tobias and the Company, filed as Exhibit 10.5 to the Company’s Current Report on Form 8‑K, filed on February 19, 2016, and incorporated herein by reference.

+10.28

Letter Agreement, dated February 15, 2016, by and between Wayne A. Whitener and the Company, filed as Exhibit 10.6 to the Company’s Current Report on Form 8‑K, filed on February 19, 2016, and incorporated herein by reference.

+10.29

Letter Agreement, dated February 15, 2016, by and between Daniel G. Winn and the Company, filed as Exhibit 10.7 to the Company’s Current Report on Form 8‑K, filed on February 19, 2016, and incorporated herein by reference.

+10.30

Letter Agreement, dated May 5, 2016, between the Company and Christina W. Hagan, filed on May 5, 2016 as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K, and incorporated herein by reference.

+10.31

Amended and Restated Dawson Geophysical Company 2006 Stock and Performance Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K, filed on February 11, 2015, and incorporated herein by reference.

+10.32

Form of Restricted Stock Agreement for the Legacy Dawson Plan, filed as Exhibit 10.3 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Quarterly Report on Form 10‑Q, filed on February 11, 2008 (File No. 001‑34404), and incorporated herein by reference.

+10.33

Form of Restricted Stock Agreement for the Legacy Dawson Plan, filed as Exhibit 10.5 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Annual Report on Form 10‑K, filed on December 11, 2013 (File No. 001‑34404), and incorporated herein by reference.

+10.34

Form of Restricted Stock Unit Agreement for the Legacy Dawson Plan, filed as Exhibit 10.5 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Annual Report on Form 10‑K, filed on December 11, 2013 (File No. 001‑34404), and incorporated herein by reference.

+10.35

Form of Stock Option Agreement for the Legacy Dawson Plan, filed as Exhibit 10.4 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Quarterly Report on Form 10‑Q, filed on February 11, 2008 (File No. 001‑34404), and incorporated herein by reference.

+10.36

Form of Stock Option Agreement for the Legacy Dawson Plan, filed as Exhibit 10.9 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Annual Report on Form 10‑K, filed on December 11, 2013 (File No. 001‑34404), and incorporated herein by reference.

+10.37

Dawson Geophysical 2014 Annual Incentive Plan, filed as Exhibit 10.1 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Current Report on Form 8‑K, filed on November 25, 2013 (File No. 001‑34404), and incorporated herein by reference.

10.38

Form of Master Geophysical Data Acquisition Agreement, filed as Exhibit 10.10 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Annual Report on Form 10‑K, filed on December 5, 2012 (File No. 001‑34404), and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
10.39

Form of Supplemental Agreement to Master Geophysical Data Acquisition Agreement, filed as Exhibit 10.11 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Annual Report on Form 10‑K, filed on December 5, 2012 (File No. 001‑34404), and incorporated herein by reference.

+10.40

Amended and Restated 2006 Stock Awards Plan of the Company (formerly known as the TGC Industries, Inc. 2006 Stock Awards Plan, i.e., the Legacy TGC Plan), filed on June 5, 2015 as Exhibit 10.1 to the Company’s Current Report on Form 8‑K (File No. 001‑32472), and incorporated herein by reference.

+10.41	Dawson Geophysical Company 2016 Stock and Performance Incentive Plan, filed on May 5, 2016 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of RSM US LLP, independent registered public accountants to incorporation of report by reference.

*23.2	Consent of Ernst & Young LLP, independent registered public accountants to incorporation of report by reference.

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*           Filed herewith.

+          Management contract or compensatory plan or arrangement.