Form 10-Q
period 2017-03-31
DAWSON GEOPHYSICAL CO
filed 2017-05-09
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 5, 2017
Common Stock, $0.01 par value	21,683,131 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,820	$14,624
Short-term investments	16,000	40,250
Accounts receivable, net	24,034	16,031
Current maturities of notes receivable	391	—
Prepaid expenses and other current assets	5,378	4,822
Total current assets	73,623	75,727

Property and equipment, net	104,141	110,917

Notes receivable less current maturities	1,241	—

Intangibles	492	487

Long-term deferred tax assets, net	541	535

Total assets	$180,038	$187,666

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,431	$5,617
Accrued liabilities:
Payroll costs and other taxes	2,795	885
Other	3,586	2,983
Deferred revenue	2,364	3,155
Current maturities of notes payable and obligations under capital leases	1,504	2,357
Total current liabilities	17,680	14,997

Long-term liabilities:
Deferred tax liabilities, net	148	146
Other accrued liabilities	174	1,639
Total long-term liabilities	322	1,785

Commitments and contingencies

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
21,726,714 and 21,704,851 shares issued, and 21,678,269 and 21,656,406
shares outstanding at March 31, 2017 and December 31, 2016, respectively	217	217
Additional paid-in capital	143,227	142,998
Retained earnings	20,091	29,265
Treasury stock, at cost; 48,445 shares at March 31, 2017 and December 31, 2016	—	—
Accumulated other comprehensive loss, net	(1,499)	(1,596)
Total stockholders’ equity	162,036	170,884

Total liabilities and stockholders’ equity	$180,038	$187,666

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2017	2016

Operating revenues	$41,927	$47,055
Operating costs:
Operating expenses	39,537	40,081
General and administrative	4,355	5,560
Depreciation and amortization	10,176	12,045
	54,068	57,686

Loss from operations	(12,141)	(10,631)

Other income (expense):
Interest income	80	64
Interest expense	(22)	(96)
Other income	106	1,095
Loss before income tax	(11,977)	(9,568)

Income tax benefit	2,823	968

Net loss	(9,154)	(8,600)

Other comprehensive income:
Net unrealized income on foreign exchange rate translation, net	97	719

Comprehensive loss	$(9,057)	$(7,881)

Basic loss per share attributable to common stock	$(0.42)	$(0.40)

Diluted loss per share attributable to common stock	$(0.42)	$(0.40)

Weighted average equivalent common shares outstanding	21,659,539	21,629,817

Weighted average equivalent common shares outstanding - assuming dilution	21,659,539	21,629,817

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,154)	$(8,600)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,176	12,045
Noncash compensation	258	197
Deferred income tax benefit	(16)	(1,033)
Gain on proceeds from insurance settlements	—	(909)
Change in other accrued long-term liabilities	(1,465)	—
(Gain) loss on disposal of assets	(1,108)	41
Other	33	70

Change in current assets and liabilities:
(Increase) decrease in accounts receivable	(8,003)	8,980
Decrease in prepaid expenses and other current assets	(308)	545
Increase (decrease) in accounts payable	1,248	(4,249)
Increase in accrued liabilities	2,381	2,207
Decrease in deferred revenue	(791)	(531)

Net cash (used in) provided by operating activities	(6,749)	8,763

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of noncash capital expenditures summarized below	(3,401)	(4,232)
Proceeds from maturity of short-term investments	26,250	20,000
Acquisition of short-term investments	(2,000)	(31,250)
Proceeds from disposal of assets	240	1,201
Proceeds from flood insurance claims	—	909

Net cash provided by (used in) investing activities	21,089	(13,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(949)	(2,063)
Principal payments on capital lease obligations	(152)	(192)
Tax withholdings related to stock-based compensation awards	(49)	—

Net cash used in financing activities	(1,150)	(2,255)

Effect of exchange rate changes in cash and cash equivalents	6	233

Net increase (decrease) in cash and cash equivalents	13,196	(6,631)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,624	37,009

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,820	$30,378

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$22	$96
Cash received for income taxes	$1,356	$156

NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in accrued purchases of property and equipment	$566	$—
Financed insurance premiums	$248	$—
Equipment sales financed for buyer	$(1,500)	$—
Sales tax on equipment sales financed for buyer	$(132)	$—

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND NATURE OF OPERATIONS

Dawson Geophysical Company (the “Company”) is a leading provider of North American onshore seismic data acquisition services with operations throughout the continental United States (“U.S.”) and Canada. The Company acquires and processes 2-D, 3-D and multi-component seismic data for its clients, ranging from major oil and gas companies to independent oil and gas operators as well as providers of multi-client data libraries.

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

These condensed consolidated financial statements have been prepared using accounting principles generally accepted in the U.S. for interim financial information and the instructions to Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the U.S. have been omitted.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements for the three months ended March 31, 2017 and 2016 include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Eagle Canada, Inc., Dawson Seismic Services Holdings, Inc., Eagle Canada Seismic Services ULC, Inc. and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Notes Receivable. The Company’s notes receivable consist of one note receivable from the purchaser of certain dynamite energy source drilling equipment sold by the Company in March 2017. This note receivable is stated at unpaid principal balance. No allowance for note losses was deemed necessary at March 31, 2017. Interest is recognized over the term of the note and is calculated using the simple-interest method. Amounts payable to the Company under the note receivable are fully collateralized by the specific dynamite energy source drilling equipment sold to the note payor.

Allowance for Doubtful Accounts. Management prepares its allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs and its current client base. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. The Company’s allowance for doubtful accounts was $250,000 at March 31, 2017 and December 31, 2016.

Property and Equipment. Property and equipment is capitalized at historical cost and/or fair value of assets acquired in a business combination and is depreciated over the useful life of the asset. Management’s estimation of this useful life is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the asset. As circumstances change and new information becomes available, these estimates could change.

Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet, and any resulting gain or loss is reflected in the results of operations for the period.

Impairment of Long-lived Assets.  Long-lived assets are reviewed for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets and the fair value of the assets is below the carrying value of the assets. Management’s forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on the Company’s anticipated future results while considering anticipated future oil and natural gas prices, which is fundamental in assessing demand for the Company’s services. If the carrying amounts of the assets exceed the estimated expected undiscounted future cash flows, the Company measures the amount of possible impairment by comparing the carrying amount of the assets to the fair value. Although the Company does not anticipate an impairment of its assets, if oil and natural gas prices remain at current levels for an extended period of time or significantly decline, the Company may be exposed to impairment charges in future periods, which could negatively affect the Company’s results of operations.

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

Stock-Based Compensation. The Company measures all stock-based compensation awards, which include stock options, restricted stock, restricted stock units and common stock awards, using the fair value method and recognizes compensation expense as operating or general and administrative expense, as appropriate, in the condensed consolidated statements of operations on a straight-line basis over the vesting period of the related awards.

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

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify accounting for share-based payments awarded to employees, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU was effective for the annual period beginning after December 15, 2016, and for annual and interim periods thereafter. The Company adopted ASU 2016-09 in the first quarter of 2017 and elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result of adopting this standard, the Company applied the modified retrospective approach and recorded a cumulative-effect adjustment that had no material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323), which stated additional qualitative disclosures should be considered to assess the significance of the impact upon adoption. This ASU is effective for the annual period beginning after December 15, 2018, and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its condensed consolidated financial statements and believes that the most significant change will be to its Condensed Consolidated Balance Sheets as its asset and liability balances will increase for operating leases that are currently off-balance sheet.

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

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

At March 31, 2017 and December 31, 2016, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, accounts and notes receivable (notes receivable were only added at March 31, 2017), other current assets, accounts payable, other current liabilities and notes payable. Due to the short-term maturities of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes receivable and notes payable approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes receivable, notes payable and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

4. DEBT

Credit Agreement

The Company’s existing amended and restated credit agreement with Sovereign Bank (the “Credit Agreement”) includes term loan and revolving loan features, and also allows for the issuance of letters of credit and other promissory notes. The Company can borrow up to a maximum of $20.0 million pursuant to the Credit Agreement, subject to the terms and limitations discussed below.

The Credit Agreement provides for a revolving loan feature (the “Line of Credit”) that permits the Company to borrow, repay and re-borrow, from time to time until June 30, 2017, up to the lesser of (i) $20.0 million or (ii) a sum equal to (a) 80% of the Company’s eligible accounts receivable (less the outstanding principal balance of term loans and letters of credit under the Credit Agreement) and (b) the lesser of (i) 50% of the value of certain of the Company’s core equipment or (ii) $12,500,000. The Company has not utilized the Line of Credit since its inception. Because the Company’s ability to borrow funds under the Line of Credit is tied to the amount of the Company’s eligible accounts receivable and value of certain of its core equipment, if the Company’s accounts receivable decrease materially for any reason, including delays, reductions or cancellations by clients, or decreased demand for the Company’s services, or the value of the Company’s pledged core equipment decreases materially, the Company’s borrowing ability to fund operations or other obligations may be limited.

The Credit Agreement also provides for a term loan feature. The Company has no outstanding notes payable under the term loan feature of the Credit Agreement, and any notes outstanding under this feature would count toward the maximum amounts the Company may borrow under the Credit Agreement.

The Company has one outstanding note payable under the Credit Agreement that is not under the term loan feature (and therefore does not count towards the maximum amounts that the Company may borrow) which was incurred to purchase (and is secured by) equipment, representing a remaining aggregate principal amount of $1,016,000 as of March 31, 2017.

The Company’s obligations under the Line of Credit are secured by a security interest in the Company’s accounts receivable and certain of the Company’s core equipment, and the term loans are also secured by certain of the Company’s core equipment. Interest on amounts outstanding under the Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes. The Company is also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $150,000,000. The Company was in compliance with all covenants under the Credit Agreement, including specified ratios, as of March 31, 2017.

Sovereign Bank has also issued two letters of credit. The first letter of credit is in the amount of $1,767,000 in favor of AIG Assurance Company in order to support payment of certain insurance obligations of the Company. The principal amount of this letter of credit is collateralized by certain of the Company’s core equipment. The second letter of credit is unsecured and in the amount of $75,000 in favor of the City of Midland, Texas, in order to support certain performance obligations of the Company. Neither letter of credit counts as funds borrowed under the Company’s Line of Credit.

Other Indebtedness

The Company has one outstanding note, in the remaining principal amount of $221,000 at March 31, 2017 payable to a finance company for insurance.

In addition, the Company enters into capital lease obligations for certain vehicles. The Company’s Condensed Consolidated Balance Sheets as of March 31, 2017 include capital lease obligations of $267,000.

The following tables set forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
Notes payable to commercial banks
Aggregate principal amount outstanding	$1,016	$1,938
Interest rates	4.25%	3.5% - 4.5%

	March 31, 2017	December 31, 2016
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$221	$—
Interest rates	2.80%	—

The aggregate maturities of the notes payable at March 31, 2017 are as follows (in thousands):

April 2017 - March 2018	$1,237

The aggregate maturities of obligations under capital leases at March 31, 2017 are as follows (in thousands):

April 2017 - March 2018	$267

Interest rates on these leases ranged from 3.16% to 6.72%.

5. COMMITMENTS AND CONTINGENCIES

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

The Company experiences contractual disputes with its clients from time to time regarding the payment of invoices or other matters. While the Company seeks to minimize these disputes and maintain good relations with its clients, the Company has experienced in the past and may experience in the future, disputes that could affect its revenues and results of operations in any period.

The Company has non-cancelable operating leases for office and shop space in Midland, Plano, Denison, Houston, Denver, Oklahoma City and Calgary, Alberta.

6. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCK

Net loss per share attributable to common stock is calculated using the two-class method. The two-class method is an allocation method of calculating loss per share when a company’s capital structure includes participating securities that have rights to undistributed earnings. Historically, the Company’s employees and officers that held unvested restricted stock were entitled to dividends when the Company paid dividends (“participating”). The Company’s employees and officers that hold unvested restricted stock awarded during 2016 or thereafter are not entitled to dividends when the Company pays dividends (“non-participating”). The Company’s basic net loss per share attributable to common stock is computed by reducing the Company’s net loss by the income allocable to unvested restricted stockholders that have a right to participate in earnings. The Company’s employees and officers that hold unvested restricted stock do not participate in losses because they are not contractually obligated to do so. The undistributed earnings are allocated based on the relative percentage of the weighted average unvested participating restricted stock awards. The basic net loss per share attributable to common stock is computed by dividing the net loss attributable to common stock by the weighted average shares outstanding. The Company’s diluted loss per share attributable to common stock is computed by adjusting basic loss per share attributable to common stock by income allocable to unvested participating restricted stock, if any, divided by weighted average diluted shares outstanding.

A reconciliation of the net loss per share attributable to common stock is as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Net loss	$(9,154)	$(8,600)
Income allocable to unvested participating restricted stock	—	—
Basic loss attributable to common stock	$(9,154)	$(8,600)
Reallocation of participating earnings	—	—
Diluted loss attributable to common stock	$(9,154)	$(8,600)
Weighted average common shares outstanding:
Basic	21,659,539	21,629,817
Dilutive common stock options, restricted stock unit awards and non-participating restricted stock awards	—	—
Diluted	21,659,539	21,629,817
Basic loss attributable to a share of common stock	$(0.42)	$(0.40)
Diluted loss attributable to a share of common stock	$(0.42)	$(0.40)

The Company had a net loss in each of the three months ended March 31, 2017 and 2016. As a result, all stock options, restricted stock unit awards, and non-participating restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss attributable to a share of common stock for the respective periods. The following weighted average numbers of stock options, restricted stock unit awards, and non-participating restricted stock awards have been excluded from the calculation of diluted loss per share attributable to common stock, as their effect would be anti-dilutive for each of the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Stock options	363,537	423,627
Restricted stock unit awards	253,315	226,813
Non-participating restricted stock awards	79,805	43,978
Total	696,657	694,418

There were no shares of participating restricted stock awards at March 31, 2017 and 2016 included in common stock outstanding.

7. INCOME TAXES

The Company recorded an income tax benefit of $2,823,000 on pretax losses of $11,977,000 during the three months ended March 31, 2017 which represents an effective tax benefit rate of 23.6%. The company recorded an income tax benefit of $968,000 on a pretax loss of $9,568,000 during the three months ended March 31, 2016 which represents an effective tax benefit rate of 10.1%. The Company’s effective tax rate increased compared to the corresponding period from the prior year primarily due to the reversal of accrued uncertain tax position liabilities associated with the processing of outstanding amended returns that were accepted in the first quarter of 2017.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three year period ended December 31, 2016. Such objective evidence limits the ability to consider other subjective evidence, such as projections for taxable earnings.

The income tax benefit for the three months ended March 31, 2017 does not include income tax benefits for all of the losses incurred because the Company recorded a full valuation allowance against its federal, state and foreign deferred tax assets with the exception of its trademark intangible and the foreign tax assets associated with net operating losses than can be carried back against prior losses. The Company has recorded a valuation allowance against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, a federal valuation allowance of $4,026,000 and additional state valuation allowances of $258,000 were recorded during the three months ended March 31, 2017. In addition, due to our recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowance considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

8. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. These risks include, but are not limited to, dependence upon energy industry spending; the volatility of oil and natural gas prices; changes in economic conditions; the potential for contract delays; reductions or cancellations of service contracts; limited number of customers; credit risk related to our customers; reduced utilization; high fixed costs of operations and high capital requirements; operational disruptions; industry competition; external factors affecting the Company’s crews such as weather interruptions and inability to obtain land access rights of way; whether the Company enters into turnkey or dayrate contracts; crew productivity; the availability of capital resources; and disruptions in the global economy. A discussion of these and other factors, including risks and uncertainties, is set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 that was filed with the Securities and Exchange Commission on March 13, 2017. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We disclaim any intention or obligation to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leading provider of North American onshore seismic data acquisition services with operations throughout the continental U.S. and Canada. Substantially all of our revenues are derived from the seismic data acquisition services we provide to our clients, mainly oil and natural gas companies of all sizes. Our clients consist of major oil and gas companies, independent oil and gas operators, and providers of multi-client data libraries. Demand for our services depends upon the level of spending by these companies for exploration, production, development and field management activities, which depends, in a large part, on oil and natural gas prices. Significant fluctuations in domestic oil and natural gas exploration activities and commodity prices, as we have recently experienced, have affected, and will continue to affect, demand for our services and our results of operations, and such fluctuations continue to be the single most important factor affecting our business and results of operations.

During the first quarter of 2017, we operated three crews early in the quarter and up to a maximum of eight crews in the U.S. and Canada. Activity in the U.S. was weaker than anticipated and resulted in lower utilization of our U.S. crews. The Canadian market was stronger than anticipated during the first quarter, however, the Canadian operations are currently slowing as the winter season concludes. North American and worldwide demand for seismic services remains low compared to recent years. We anticipate operating four to six crews in the U.S. during the second quarter of 2017 with variable utilization of those crews.

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

Demand for our services has continued at reduced levels seen in recent years and is anticipated to remain at such levels through much of 2017 in response to low and uncertain commodity prices and reduced client expenditures. Recent improvements in oil prices have moderately increased drilling and completion activity, primarily in the Permian and Delaware Basins, which may result in increased demand for seismic data acquisition contracts. We anticipate that those basins can maintain two to four crews based on the concentration of areas of increased activity through the second quarter of 2017. Further improvement in oil and natural gas prices will likely be necessary in order to meaningfully increase our crew count and utilization outside of the Permian and Delaware basins of West Texas. Visibility beyond the second quarter of 2017 is unclear due to reasons discussed above.

In response to the lower than anticipated demand for our services, we have continued our cost reduction measures. Our efforts include the sale of our dynamite energy source drilling operation during March 2017. This operation, acquired as part of our February 2015 merger with TGC Industries, was sold to a long-term service provider and resulted in a gain of approximately $1.45 million. We continue an evaluation of all in-house service levels in order to reduce our costs. Our current employee count now stands below 700.

Most of our client contracts are turnkey contracts. The percentage of revenues derived from turnkey contracts represented approximately three-quarters of our revenues in the first quarter of 2017 and throughout 2016. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the percentage of turnkey contracts to remain high as we continue our operations in the mid-continent, western and southwestern regions of the U.S. in which turnkey contracts are more common.

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

Reimbursable third-party charges related to our use of helicopter support services, permit support services, specialized survey technologies and dynamite energy sources in areas with limited access are another important factor affecting our results. Revenues associated with third-party charges as a percentage of revenues were generally below our historical range during 2016 and that trend has continued in 2017. We expect that as we continue our operations in the more open terrain of the mid-continent, western and southwestern regions of the U.S., the level of these third-party charges will continue to be generally below our historical range of 25% to 35% of revenue.

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

Results of Operations

Operating Revenues. Our operating revenues for the first quarter of 2017 decreased 10.9% to $41,927,000 from $47,055,000 in the same period of 2016. The revenue decrease was primarily due to low crew utilization early in the quarter in the U.S. and weaker demand for seismic services as a result of uncertain commodity prices and reduced client expenditures.

Operating Expenses.  Operating expenses for the first quarter of 2017 decreased to $39,537,000 compared to $40,081,000 for the same period of 2016. The decrease in operating expenses was primarily a result of lower crew utilization and fewer projects when compared to the same quarter in the previous year.

General and Administrative Expenses. General and administrative expenses were 10.4% of revenues in the first quarter of 2017, compared to 11.8% of revenues in the same period of 2016. General and administrative expenses decreased $1,205,000 or 21.7% to $4,355,000 during the first quarter of 2017 from $5,560,000 during the same period of 2016. The primary factor for the decrease in general and administrative expenses was our cost reduction measures, including, but not limited to, lower employee counts.

Depreciation Expense.  Depreciation expense for the first quarter of 2017 totaled $10,176,000 compared to $12,045,000 for the same period of 2016. Depreciation expense decreased in 2017 compared to 2016 as a result of over two years of maintenance capital expenditures. Our depreciation expense is expected to remain flat during 2017 primarily due to maintenance capital expenditures to maintain our existing asset base.

Our total operating costs for the first quarter of 2017 were $54,068,000, representing a 6.3% decrease from the same period of 2016. This decrease was primarily due to the factors described above.

Income Taxes. Income tax benefit was $2,823,000 for the first quarter of 2017 compared to $968,000 for same period of 2016. Our effective tax benefit rates increased compared to the corresponding period from the prior year primarily due to the reversal of accrued uncertain tax position liabilities associated with the processing of outstanding amended returns that were accepted in the first quarter of 2017.

Our effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, valuation allowances, non-deductible expenses and discrete items. For further information, see Note 7 of the Notes to the Condensed Consolidated Financial Statements.

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

We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under GAAP, and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. When assessing our operating performance or liquidity, investors and others should not consider this data in isolation or as a substitute for net income (loss), cash flow from operating activities or other cash flow data calculated in accordance with GAAP. In addition, our EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies since such other companies may not calculate EBITDA in the same manner as us. Further, the results presented by EBITDA cannot be achieved without incurring the costs that the measure excludes: interest, taxes, and depreciation and amortization.

The reconciliation of our EBITDA to net loss and to net cash (used in) provided by operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended March 31,
	2017	2016
Net loss	$(9,154)	$(8,600)
Depreciation and amortization	10,176	12,045
Interest (income) expense, net	(58)	32
Income tax benefit	(2,823)	(968)
EBITDA	$(1,859)	$2,509

	Three Months Ended March 31,
	2017	2016
Net cash (used in) provided by operating activities	$(6,749)	$8,763
Changes in working capital and other items	5,148	(6,057)
Noncash adjustments to net loss	(258)	(197)
EBITDA	$(1,859)	$2,509

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

Cash Flows. Net cash used in operating activities was $6,749,000 for the three months ended March 31, 2017. Net cash provided by operating activities was $8,763,000 for the same period of 2016. The decrease in cash flows of $15,512,000 primarily reflects our decline in revenues and changes in our working capital for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Net cash provided by investing activities was $21,089,000 for the three months ended March 31, 2017 compared to net cash used in investing activities of $13,372,000 for the same period of 2016. This increase in cash provided by investing activities was mainly due to $24,250,000 of short term investments that were not reinvested during the first quarter of 2017.

Net cash used in financing activities was $1,150,000 for the three months ended March 31, 2017 and primarily included principal payments of $949,000 on our term notes and payments of $152,000 under our capital leases. Net cash used in financing activities for the three months ended March 31, 2016 was $2,255,000 and was comprised of principal payments of $2,063,000 on term notes and payments of $192,000 under our capital leases.

Capital Expenditures.  The Board of Directors has approved an initial 2017 budget of $10,000,000 for capital expenditures, which is limited primarily to necessary maintenance capital requirements and incremental recording channel replacement or increase. To date, $3,967,000 has been spent primarily for maintenance capital and limited equipment replacement purposes. In recent years, we have funded most of our capital expenditures through cash reserves, equipment term loans and capital leases. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings.

We continually strive to supply our clients with technologically advanced 3-D seismic data acquisition recording services and data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.

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

Credit Agreement

Our Credit Agreement with Sovereign Bank includes term loan and revolving loan features, and also allows for the issuance of letters of credit and other promissory notes. We can borrow up to a maximum of $20.0 million pursuant to the Credit Agreement, subject to the terms and limitations discussed below.

The Credit Agreement provides for a revolving loan feature, the Line of Credit, that permits us to borrow, repay and re-borrow, from time to time until June 30, 2017, up to the lesser of (i) $20.0 million or (ii) a sum equal to (a) 80% of our eligible accounts receivable (less the outstanding principal balance of term loans and letters of credit under the Credit Agreement) and (b) the lesser of (i) 50% of the value of certain of our core equipment or (ii) $12,500,000. We have not utilized the Line of Credit since its inception. Because our ability to borrow funds under the Line of Credit is tied to the amount of our eligible accounts receivable and value of certain of our core equipment, if our accounts receivable decrease materially for any reason, including delays, reductions or cancellations by clients, decreased demand for our services, or the value of our pledged core equipment decreases materially, our borrowing ability to fund operations or other obligations may be limited.

The Credit Agreement also provides for a term loan feature. We have no outstanding notes payable under the term loan feature of the Credit Agreement, and any notes outstanding under this feature would count toward the maximum amounts we may borrow under the Credit Agreement.

We have one outstanding note payable under the Credit Agreement that is not under the term loan feature (and therefore does not count towards the maximum amounts that we may borrow) which was incurred to purchase (and is secured by) equipment, representing a remaining aggregate principal amount of $1,016,000 as of March 31, 2017.

Our obligations under the Line of Credit are secured by a security interest in our accounts receivable and certain of our core equipment, and the term notes are also secured by certain of our core equipment. Interest on amounts outstanding under the Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes. We are also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $150,000,000. We were in compliance with all covenants under the Credit Agreement, including specified ratios, as of March 31, 2017.

Sovereign Bank has also issued two letters of credit. The first letter of credit is in the amount of $1,767,000 in favor of AIG Assurance Company in order to support payment of our insurance obligations. The principal amount of this letter of credit is collateralized by certain of our equipment. The second letter of credit is unsecured and in the amount of $75,000 in favor of the City of Midland, Texas, in order to support certain of our performance obligations. Neither letter of credit counts as funds borrowed under our Line of Credit.

Other Indebtedness

We had one outstanding note, in the remaining principal amount of $221,000 at March 31, 2017 payable to a finance company for insurance.

In addition, we enter into capital lease obligations for certain vehicles. Our Condensed Consolidated Balance Sheets as of March 31, 2017 include capital lease obligations of $267,000.

The following tables set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
Notes payable to commercial banks
Aggregate principal amount outstanding	$1,016	$1,938
Interest rates	4.25%	3.5% - 4.5%

	March 31, 2017	December 31, 2016
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$221	$—
Interest rates	2.80%	—

The aggregate maturities of the notes payable at March 31, 2017 are as follows (in thousands):

April 2017 - March 2018	$1,237

The aggregate maturities of obligations under capital leases at March 31, 2017 are as follows (in thousands):

April 2017 - March 2018	$267

Interest rates on these leases ranged from 3.16% to 6.72%.

Contractual Obligations. We believe that our capital resources, including our short-term investments, funds available under our Credit Agreement, and cash flow from operations will be adequate to meet our current operational needs. We believe that we will be able to finance our 2017 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our Credit Agreement. However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic climate adversely affects the ability of our clients, and/or potential clients, to promptly pay amounts owing to us under their service contracts with us.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements under current GAAP. However, we do have operating leases discussed below in the “Recently Issued Accounting Pronouncements” section.

Critical Accounting Policies

Information regarding our critical accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify accounting for share-based payments awarded to employees, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU was effective for the annual period beginning after December 15, 2016, and for annual and interim periods thereafter. We adopted ASU 2016-09 in the first quarter of 2017 and elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result of adopting this standard, we applied the modified retrospective approach and recorded a cumulative-effect adjustment that had no material impact on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323), which stated additional qualitative disclosures should be considered to assess the significance of the impact upon adoption. This ASU is effective for the annual period beginning after December 15, 2018, and for annual and interim periods thereafter. Early adoption is permitted. We are currently evaluating the new guidance to determine the impact it will have on our condensed consolidated financial statements and believe that the most significant change will be to our Condensed Consolidated Balance Sheets as our asset and liability balances will increase for operating leases that are currently off-balance sheet.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or modified approach to adopt ASU No. 2014-09. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Gross versus Net), amending the principal-versus-agent implementation guidance and clarifying that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends certain aspects of the guidance related to identifying performance obligations and licensing implementation. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients, to address certain issues in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends narrow aspects of the guidance such as disclosure of remaining performance obligations and prior-period performance obligations. In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323), which stated additional qualitative disclosures should be considered to assess the significance of the impact upon adoption. These updates do not change the core principle of the guidance under ASU No. 2014-09, but rather provide implementation guidance. In August 2015, ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, was issued and it amended the effective date of ASU No. 2014-09 for public companies to annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but only beginning after December 15, 2016. We are reviewing our customer contracts, revenue recognition policies, disclosures, and internal controls and comparing to the provisions of the new standard for our revenues to determine the potential impact on the timing and amounts of revenue recognition. While we have not identified any material differences from our review thus far, the evaluation is ongoing and we have not concluded on the overall impacts of adopting the new guidance. We believe we are following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks arising from the use of financial instruments in the ordinary course of business. These risks arise primarily as a result of potential changes to operating concentration of credit risk and changes in interest rates. We have not entered into any hedge arrangements, commodity swap agreements, commodity futures, options or other derivative financial instruments. We also conduct business in Canada, which subjects our results of operations and cash flows to foreign currency exchange rate risk.

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at March 31, 2017. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several small clients.

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

Interest Rate Risk.  We are exposed to the impact of interest rate changes on the outstanding indebtedness under our Credit Agreement which has variable interest rates.

We have cash in the bank which, at times, may exceed federally insured limits. Historically, we have not experienced any losses in such accounts, however, volatility in financial markets may impact our credit risk on cash and short-term investments. At March 31, 2017, cash and cash equivalents totaled $27,820,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various legal proceedings arising in the ordinary course of business. Although we cannot predict the outcomes of any such legal proceedings, our management believes that the resolution of pending legal actions will not have a material adverse effect on our financial condition, results of operations or liquidity as the Company believes that it is adequately indemnified and insured.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our financial condition or results of operations. There have been no material changes in our risk factors from those disclosed in our 2016 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Form 10-Q and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: May 9, 2017	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors, President and Chief Executive Officer

DATE: May 9, 2017	By:	/s/ James K. Brata
James K. Brata
Executive Vice President, Chief Financial Officer, Secretary and Treasurer

INDEX TO EXHIBITS

Number	Exhibit

3.1	Amended and Restated Certificate of Formation, as amended February 11, 2015, filed on March 16, 2015 as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference.

3.2	Bylaws, as amended February 11, 2015, filed on March 16, 2015 as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2017 and 2016, (ii) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements.

*         Filed herewith.