Form 10-Q
period 2017-06-30
DAWSON GEOPHYSICAL CO
filed 2017-08-04
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 1, 2017
Common Stock, $0.01 par value	21,701,662 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,179	$14,624
Short-term investments	9,000	40,250
Accounts receivable, net	18,943	16,031
Current maturities of notes receivable	523	—
Prepaid expenses and other current assets	7,568	4,822
Total current assets	71,213	75,727

Property and equipment, net	96,473	110,917

Notes receivable, net of current maturities	1,109	—

Intangibles	505	487

Long-term deferred tax assets, net	—	535

Total assets	$169,300	$187,666

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,552	$5,617
Accrued liabilities:
Payroll costs and other taxes	1,343	885
Other	3,943	2,983
Deferred revenue	8,316	3,155
Current maturities of notes payable and obligations under capital leases	804	2,357
Total current liabilities	19,958	14,997

Long-term liabilities:
Deferred tax liabilities, net	1,491	146
Other accrued liabilities	174	1,639
Total long-term liabilities	1,665	1,785

Commitments and contingencies

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
21,750,107 and 21,704,851 shares issued, and 21,701,662 and 21,656,406
shares outstanding at June 30, 2017 and December 31, 2016, respectively	217	217
Additional paid-in capital	143,419	142,998
Retained earnings	5,282	29,265
Treasury stock, at cost; 48,445 shares at June 30, 2017 and December 31, 2016	—	—
Accumulated other comprehensive loss, net	(1,241)	(1,596)
Total stockholders’ equity	147,677	170,884

Total liabilities and stockholders’ equity	$169,300	$187,666

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Operating revenues	$30,469	$28,086	$72,396	$75,141
Operating costs:
Operating expenses	31,508	25,990	71,045	66,071
General and administrative	4,496	4,031	8,851	9,591
Depreciation and amortization	9,850	11,331	20,026	23,376
	45,854	41,352	99,922	99,038

Loss from operations	(15,385)	(13,266)	(27,526)	(23,897)

Other income (expense):
Interest income	63	70	143	134
Interest expense	(14)	(72)	(36)	(168)
Other income	133	471	239	1,566
Loss before income tax	(15,203)	(12,797)	(27,180)	(22,365)

Income tax benefit	394	1,208	3,217	2,176

Net loss	(14,809)	(11,589)	(23,963)	(20,189)

Other comprehensive income (loss):
Net unrealized income (loss) on foreign exchange rate translation, net	258	(249)	355	470

Comprehensive loss	$(14,551)	$(11,838)	$(23,608)	$(19,719)

Basic loss per share attributable to common stock	$(0.68)	$(0.54)	$(1.11)	$(0.93)

Diluted loss per share attributable to common stock	$(0.68)	$(0.54)	$(1.11)	$(0.93)

Weighted average equivalent common shares outstanding	21,682,757	21,605,262	21,671,212	21,593,317

Weighted average equivalent common shares outstanding - assuming dilution	21,682,757	21,605,262	21,671,212	21,593,317

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,963)	$(20,189)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	20,026	23,376
Noncash compensation	459	433
Deferred income tax expense (benefit)	1,755	(2,242)
Gain on proceeds from insurance settlements	—	(909)
Change in other accrued long-term liabilities	(1,465)	163
(Gain) loss on disposal of assets	(1,245)	42
Other	43	(132)

Change in current assets and liabilities:
(Increase) decrease in accounts receivable	(2,912)	20,053
(Increase) decrease in prepaid expenses and other current assets	(2,498)	2,172
Increase (decrease) in accounts payable	1,477	(5,891)
Increase in accrued liabilities	1,286	794
Increase (decrease) in deferred revenue	5,161	(1,446)

Net cash (used in) provided by operating activities	(1,876)	16,224

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of noncash capital expenditures summarized below	(7,671)	(5,326)
Proceeds from maturity of short-term investments	41,250	40,000
Acquisition of short-term investments	(10,000)	(60,500)
Proceeds from disposal of assets	460	1,594
Proceeds from flood insurance claims	—	909

Net cash provided by (used in) investing activities	24,039	(23,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(1,540)	(4,128)
Principal payments on capital lease obligations	(261)	(386)
Tax withholdings related to stock-based compensation awards	(58)	(31)

Net cash used in financing activities	(1,859)	(4,545)

Effect of exchange rate changes on cash and cash equivalents	251	330

Net increase (decrease) in cash and cash equivalents	20,555	(11,314)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,624	37,009

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,179	$25,695

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$36	$168
Cash received for income taxes	$1,462	$231

NONCASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accrued purchases of property and equipment	$(1,542)	$—
Financed insurance premiums	$248	$—
Equipment sales financed for buyer	$(1,500)	$—
Sales tax on equipment sales financed for buyer	$(132)	$—

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND NATURE OF OPERATIONS

Dawson Geophysical Company (the “Company”) is a leading provider of North American onshore seismic data acquisition services with operations throughout the continental United States (“U.S.”) and Canada. The Company acquires and processes 2-D, 3-D and multi-component seismic data solely for its clients, ranging from major oil and gas companies to independent oil and gas operators as well as providers of multi-client data libraries.

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

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016 include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Eagle Canada, Inc., Dawson Seismic Services Holdings, Inc., Eagle Canada Seismic Services ULC, and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Notes Receivable. The Company’s notes receivable consist of one note receivable from the purchaser of certain dynamite energy source drilling equipment sold by the Company in March 2017. This note receivable is stated at unpaid principal balance. No allowance for note losses was deemed necessary at June 30, 2017. Interest is recognized over the term of the note and is calculated using the simple-interest method. Amounts payable to the Company under the note receivable are fully collateralized by the specific dynamite energy source drilling equipment sold to the note payor.

Allowance for Doubtful Accounts. Management prepares its allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs and its current client base. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. The Company’s allowance for doubtful accounts was $250,000 at June 30, 2017 and December 31, 2016.

Property and Equipment. Property and equipment is capitalized at historical cost or the fair value of assets acquired in a business combination and is depreciated over the useful life of the asset. Management’s estimation of this useful life is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the asset. As circumstances change and new information becomes available, these estimates could change.

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

Stock-Based Compensation. The Company measures all stock-based compensation awards, which include stock options, restricted stock, restricted stock units and common stock awards, using the fair value method and recognizes compensation expense as operating or general and administrative expense, as appropriate, in the Condensed Consolidated Statements of Operations and Comprehensive Loss on a straight-line basis over the vesting period of the related awards.

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

Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This ASU is effective for the annual period beginning after December 15, 2017, and for annual and interim periods thereafter. The Company does not believe this ASU will have a material impact on its condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or modified approach to adopt ASU No. 2014-09. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Gross versus Net), amending the principal-versus-agent implementation guidance and clarifying that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends certain aspects of the guidance related to identifying performance obligations and licensing implementation. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients, to address certain issues in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends narrow aspects of the guidance such as disclosure of remaining performance obligations and prior-period performance obligations. In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323), which stated additional qualitative disclosures should be considered to assess the significance of the impact upon adoption. These updates do not change the core principle of the guidance under ASU No. 2014-09, but rather provide implementation guidance. In August 2015, ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, was issued and it amended the effective date of ASU No. 2014-09 for public companies to annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but only beginning after December 15, 2016. The Company is reviewing its customer contracts, revenue recognition policies, disclosures, and internal controls and comparing them to the provisions of the new standard for its revenues to determine the potential impact on the timing and amounts of revenue recognition. While the Company has not identified any material differences from its review thus far, the evaluation is ongoing and the Company has not concluded on the overall impacts of adopting the new guidance. The Company believes it is following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

At June 30, 2017 and December 31, 2016, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, accounts receivable, other current assets, accounts payable, other current liabilities and notes payable. At June 30, 2017, the Company’s financial instruments also included notes receivable. Due to the short-term maturities of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes receivable and notes payable approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes receivable, notes payable and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

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

The Credit Agreement provides for a revolving loan feature (the “Line of Credit”) that permits the Company to borrow, repay and re-borrow, from time to time until June 30, 2018, up to the lesser of (i) $20.0 million or (ii) a sum equal to (a) 80% of the Company’s eligible accounts receivable (less the outstanding principal balance of term loans and letters of credit under the Credit Agreement) and (b) the lesser of (i) 50% of the value of certain of the Company’s core equipment or (ii) $12,500,000. The Company has not utilized the Line of Credit since its inception. Because the Company’s ability to borrow funds under the Line of Credit is tied to the amount of the Company’s eligible accounts receivable and value of certain of its core equipment, if the Company’s accounts receivable decrease materially for any reason, including delays, reductions or cancellations by clients, or decreased demand for the Company’s services, or the value of the Company’s pledged core equipment decreases materially, the Company’s borrowing ability to fund operations or other obligations may be limited.

The Credit Agreement also provides for a term loan feature. The Company has no outstanding notes payable under the term loan feature of the Credit Agreement, and any notes outstanding under this feature would count toward the maximum amounts the Company may borrow under the Credit Agreement.

The Company has one outstanding note payable under the Credit Agreement that is not under the term loan feature (and therefore does not count towards the maximum amounts that the Company may borrow) which was incurred to purchase (and is secured by) equipment, representing a remaining aggregate principal amount of $508,000 as of June 30, 2017.

The Company’s obligations under the Line of Credit are secured by a security interest in the Company’s accounts receivable and certain of the Company’s core equipment, and the term loans are also secured by certain of the Company’s core equipment. Interest on amounts outstanding under the Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes. The Company is also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $125,000,000. The Company was in compliance with all covenants under the Credit Agreement, including specified ratios, as of June 30, 2017.

Sovereign Bank has also issued two letters of credit. The first letter of credit is in the amount of $1,767,000 in favor of AIG Assurance Company to support payment of certain insurance obligations of the Company. The principal amount of this letter of credit is collateralized by certain of the Company’s core equipment. The second letter of credit is unsecured and in the amount of $75,000 in favor of the City of Midland, Texas, to support certain performance obligations of the Company. Neither letter of credit counts as funds borrowed under the Company’s Line of Credit.

Other Indebtedness

The Company has one outstanding note, in the remaining principal amount of $139,000 at June 30, 2017 payable to a finance company for insurance.

In addition, the Company enters into capital lease obligations for certain vehicles. The Company’s Condensed Consolidated Balance Sheets as of June 30, 2017 include capital lease obligations of $157,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
Notes payable to commercial banks
Aggregate principal amount outstanding	$508	$1,938
Interest rates	4.25%	3.50% - 4.50%

	June 30, 2017	December 31, 2016
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$139	$—
Interest rates	2.80%	—

The aggregate maturities of the notes payable at June 30, 2017 are as follows (in thousands):

July 2017 - June 2018	$647

The aggregate maturities of obligations under capital leases at June 30, 2017 are as follows (in thousands):

July 2017 - June 2018	$157

Interest rates on these leases range from 3.16% to 6.72%.

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

A reconciliation of the net loss per share attributable to common stock is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(14,809)	$(11,589)	$(23,963)	$(20,189)
Income allocable to unvested participating restricted stock	—	—	—	—
Basic loss attributable to common stock	$(14,809)	$(11,589)	$(23,963)	$(20,189)
Reallocation of participating earnings	—	—	—	—
Diluted loss attributable to common stock	$(14,809)	$(11,589)	$(23,963)	$(20,189)
Weighted average common shares outstanding:
Basic	21,682,757	21,605,262	21,671,212	21,593,317
Dilutive common stock options, restricted stock unit awards and non-participating restricted stock awards	—	—	—	—
Diluted	21,682,757	21,605,262	21,671,212	21,593,317
Basic loss attributable to a share of common stock	$(0.68)	$(0.54)	$(1.11)	$(0.93)
Diluted loss attributable to a share of common stock	$(0.68)	$(0.54)	$(1.11)	$(0.93)

The Company had a net loss in each of the three and six months ended June 30, 2017 and 2016. As a result, all stock options, restricted stock unit awards, and non-participating restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss attributable to a share of common stock for the respective periods. The following weighted average numbers of stock options, restricted stock unit awards, and non-participating restricted stock awards have been excluded from the calculation of diluted loss per share attributable to common stock, as their effect would be anti-dilutive for each of the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	352,797	416,245	358,137	419,934
Restricted stock unit awards	247,260	301,142	250,270	263,977
Non-participating restricted stock awards	71,167	87,000	75,461	65,489
Total	671,224	804,387	683,868	749,400

There were no shares of participating restricted stock awards at June 30, 2017 and 2016 included in common stock outstanding.

7. INCOME TAXES

For the three and six months ended June 30, 2017, the Company's effective tax rate was 2.6% and 11.8%, respectively. For the three and six months ended June 30, 2016, the Company’s effective tax rate was 9.4% and 9.7%, respectively. The Company’s quarter to date effective tax rate decreased compared to the corresponding period from the prior year primarily due to the recognition of valuation allowances as of December 31, 2016, as discussed below. The Company’s year to date effective tax rate increased compared to the corresponding period from the prior year primarily due to the reversal of accrued uncertain tax position liabilities associated with the processing of outstanding amended returns that were accepted in the first quarter of 2017.

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

The income tax benefit for the three and six months ended June 30, 2017 does not include income tax benefits for all of the losses incurred because the Company recorded a full valuation allowance against its federal, state and foreign deferred tax assets with the exception of its trademark intangible and the foreign tax assets associated with net operating losses that can be carried back against prior losses. The Company has recorded a valuation allowance against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, federal valuation allowances of $5,023,000 and $9,049,000 and additional state valuation allowances of $329,000 and $587,000 were recorded during the three and six months ended June 30, 2017, respectively. In addition, due to the Company’s recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowance considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

8. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. These risks include, but are not limited to, dependence upon energy industry spending; the volatility of oil and natural gas prices; changes in economic conditions; the potential for contract delays; reductions or cancellations of service contracts; limited number of customers; credit risk related to our customers; reduced utilization; high fixed costs of operations and high capital requirements; operational disruptions; industry competition; external factors affecting our crews such as weather interruptions and inability to obtain land access rights of way; whether we enter into turnkey or dayrate contracts; crew productivity; the availability of capital resources; and disruptions in the global economy. A discussion of these and other factors, including risks and uncertainties, is set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 that was filed with the SEC on March 13, 2017. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We disclaim any intention or obligation to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

During the second quarter of 2017, we operated six crews in the U.S in June, while effective crew counts were as low as two in April. We operated one crew in Canada for a short period of time during the quarter. We experienced low utilization in April primarily due to weather delays and project readiness issues. As of the end of the second quarter, we were operating six crews in the U.S. and one in Canada. We are currently operating eight crews in the U.S. and anticipate operating those eight crews through the end of the third quarter. We have seen increased bid activity despite the current reduction in oil prices. Visibility into 2018, however, remains unclear.

The majority of our crews are currently working in oil producing basins. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity and utilization level of our data acquisition crews. Factors impacting productivity and utilization levels include client demand, commodity prices, whether we enter into turnkey or dayrate contracts with our clients, the number and size of crews, the number of recording channels per crew, crew downtime related to inclement weather, delays in acquiring land access permits, agricultural or hunting activity, holiday schedules, short winter days, crew repositioning and equipment failure. To the extent we experience these factors, our operating results may be affected from quarter to quarter. Consequently, our efforts to negotiate more favorable contract terms in our supplemental service agreements, mitigate permit access delays and improve overall crew productivity may contribute to growth in our revenues.

Demand for our services has continued at reduced levels seen in recent years and is anticipated to remain at such levels through much of 2017 in response to low and uncertain commodity prices and reduced client expenditures. Recent reductions in oil prices have brought more uncertainty to the seismic data acquisition market. Drilling and completion activity in the Permian and Delaware Basins is expected to remain at its current levels; however, there is currently a surplus of uncompleted wells in those areas which will exert downward pressure on the immediate demand for seismic data acquisition contracts. Improvement in oil and natural gas prices will likely be necessary in order to meaningfully increase our crew count and utilization.

In response to the lower than anticipated demand for our services, we have continued our cost reduction measures. Our efforts include the sale of our dynamite energy source drilling operation during March 2017. This operation, acquired as part of our February 2015 merger with TGC Industries, was sold to a long-term service provider and resulted in a gain of approximately $1.45 million. We continue an evaluation of all in-house service levels in order to reduce our costs. Our employee count was 640 as of June 30, 2017.

Most of our client contracts are turnkey contracts. The percentage of revenues derived from turnkey contracts represented approximately three-quarters of our revenues in the first six months of 2017 and throughout 2016. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the percentage of turnkey contracts to remain high as we continue our operations in the mid-continent, western and southwestern regions of the U.S. in which turnkey contracts are more common.

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

Reimbursable third-party charges related to our use of helicopter support services, permit support services, specialized survey technologies and dynamite energy sources in areas with limited access are other important factors affecting our results. Revenues associated with third-party charges as a percentage of revenues were generally below our historical range during 2016 and that trend has continued in 2017. We expect that as we continue our operations in the more open terrain of the mid-continent, western and southwestern regions of the U.S., the level of these third-party charges will continue to be generally below our historical range of 25% to 35% of revenue.

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

Results of Operations

Operating Revenues. Operating revenues for the second quarter of 2017 increased 8.5% to $30,469,000 from $28,086,000 in the same period of 2016. Revenues decreased 3.7% to $72,396,000 during the first six months of 2017 as compared to $75,141,000 in the same period of 2016. The revenue decrease for the six months was primarily due to low crew utilization and weak demand during the first six months of 2017. Crew utilization was impacted by unfavorable weather and project readiness issues.

Operating Expenses.  Operating expenses for the second quarter and first six months of 2017 increased to $31,508,000 and $71,045,000 compared to $25,990,000 and $66,071,000 for the same periods of 2016. The increase in operating expenses was primarily a result of increased third party charges that occurred during the periods.

General and Administrative Expenses. General and administrative expenses were 14.8% and 12.2% of revenues in the second quarter and first six months of 2017, respectively, compared to 14.4% and 12.8% of revenues in the same period of 2016. General and administrative expenses increased $465,000 or 11.5% to $4,496,000 during the second quarter of 2017 from $4,031,000 during the same periods of 2016, and decreased $740,000 or 7.7% to $8,851,000 during the first six months of 2017 from $9,591,000 during the first six months of 2016. The primary factor for the increase in general and administrative expenses during the second quarter was due to severance expenses during that period; however, our cost cutting strategies were able to reduce our overall expenses for the six months ended June 30, 2017.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the second quarter and first six months of 2017 totaled $9,850,000 and $20,026,000, respectively, compared to $11,331,000 and $23,376,000 for the same periods of 2016, respectively. Depreciation expense decreased in 2017 compared to 2016 as a result of multiple years of reduced capital expenditures. Our depreciation expense is expected to remain flat during 2017 primarily due to maintenance capital expenditures to maintain our existing asset base.

Our total operating costs for the second quarter of 2017 were $45,854,000, representing a 10.9% increase from the same period of 2016. Our operating costs for the first six months of 2017 were $99,922,000, representing a 0.9% increase from the first six months of 2016. These increases  were primarily due to the factors described above.

Income Taxes. Income tax benefit was $394,000 and $3,217,000 for the second quarter and first six months of 2017 compared to $1,208,000 and $2,176,000 for the same periods of 2016. These represent effective tax rates of 2.6% and 11.8% for the second quarter and first six months of 2017 compared to 9.4% and 9.7% for the second quarter and first six months of 2016. Our second quarter effective tax rate decreased compared to the corresponding period from the prior year primarily due to the recognition of valuation allowances as of December 31, 2016. Our year to date effective tax rate increased compared to the corresponding period from the prior year primarily due to the reversal of accrued uncertain tax position liabilities associated with the processing of outstanding amended returns that were accepted in the first quarter of 2017.

Our effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, valuation allowances, non-deductible expenses and discrete items. For further information, see Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Use of EBITDA (a Non-GAAP measure)

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

The reconciliation of our EBITDA to net loss and to net cash provided by (used in) operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(14,809)	$(11,589)	$(23,963)	$(20,189)
Depreciation and amortization	9,850	11,331	20,026	23,376
Interest (income) expense, net	(49)	2	(107)	34
Income tax benefit	(394)	(1,208)	(3,217)	(2,176)
EBITDA	$(5,402)	$(1,464)	$(7,261)	$1,045

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net cash provided by (used in) operating activities	$4,873	$7,461	$(1,876)	$16,224
Changes in working capital and other items	(10,074)	(8,689)	(4,926)	(14,746)
Noncash adjustments to net loss	(201)	(236)	(459)	(433)
EBITDA	$(5,402)	$(1,464)	$(7,261)	$1,045

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

Cash Flows. Net cash used in operating activities was $1,876,000 for the six months ended June 30, 2017 and net cash provided by operating activities was $16,224,000 for the same period of 2016. The change of $18,100,000 in cash flow from operations between periods was primarily due to changes in our working capital for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Net cash provided by investing activities was $24,039,000 for the six months ended June 30, 2017 compared to net cash used in investing activities of $23,323,000 for the same period of 2016. The change in cash flow from investing activities between periods was mainly due to $31,250,000 of short term investments that were not reinvested during the first six months of 2017 compared to $20,500,000 of short term investments in excess of maturities during the first six months of 2016.

Net cash used in financing activities was $1,859,000 for the six months ended June 30, 2017 and primarily included principal payments of $1,540,000 on our term notes and payments of $261,000 under our capital leases. Net cash used in financing activities for the six months ended June 30, 2016 was $4,545,000 and was primarily comprised of principal payments of $4,128,000 on term notes and payments of $386,000 under our capital leases.

Capital Expenditures.  The Board of Directors has approved an initial 2017 budget of $10,000,000 for capital expenditures, which is limited primarily to necessary maintenance capital requirements and incremental recording channel replacement or increase. To date, $6,129,000 has been spent primarily for maintenance capital and limited equipment replacement. In recent years, we have funded most of our capital expenditures through cash reserves, equipment term loans and capital leases. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings.

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

The Credit Agreement provides for a revolving loan feature, the Line of Credit, that permits us to borrow, repay and re-borrow, from time to time until June 30, 2018, up to the lesser of (i) $20.0 million or (ii) a sum equal to (a) 80% of our eligible accounts receivable (less the outstanding principal balance of term loans and letters of credit under the Credit Agreement) and (b) the lesser of (i) 50% of the value of certain of our core equipment or (ii) $12,500,000. We have not utilized the Line of Credit since its inception. Because our ability to borrow funds under the Line of Credit is tied to the amount of our eligible accounts receivable and value of certain of our core equipment, if our accounts receivable decrease materially for any reason, including delays, reductions or cancellations by clients, or decreased demand for our services, or the value of our pledged core equipment decreases materially, our borrowing ability to fund operations or other obligations may be limited.

The Credit Agreement also provides for a term loan feature. We have no outstanding notes payable under the term loan feature of the Credit Agreement, and any notes outstanding under this feature would count toward the maximum amounts we may borrow under the Credit Agreement.

We have one outstanding note payable under the Credit Agreement that is not under the term loan feature (and therefore does not count towards the maximum amounts that we may borrow) which was incurred to purchase (and is secured by) equipment, representing a remaining aggregate principal amount of $508,000 as of June 30, 2017.

Our obligations under the Line of Credit are secured by a security interest in our accounts receivable and certain of our core equipment, and the term loans are also secured by certain of our core equipment. Interest on amounts outstanding under the Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes. We are also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $125,000,000. We were in compliance with all covenants under the Credit Agreement, including specified ratios, as of June 30, 2017.

Sovereign Bank has also issued two letters of credit. The first letter of credit is in the amount of $1,767,000 in favor of AIG Assurance Company to support payment of our insurance obligations. The principal amount of this letter of credit is collateralized by certain of our core equipment. The second letter of credit is unsecured and in the amount of $75,000 in favor of the City of Midland, Texas, to support certain of our performance obligations. Neither letter of credit counts as funds borrowed under our Line of Credit.

Other Indebtedness

We had one outstanding note, in the remaining principal amount of $139,000 at June 30, 2017 payable to a finance company for insurance.

In addition, we enter into capital lease obligations for certain vehicles. Our Condensed Consolidated Balance Sheets as of June 30, 2017 include capital lease obligations of $157,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
Notes payable to commercial banks
Aggregate principal amount outstanding	$508	$1,938
Interest rates	4.25%	3.50% - 4.50%

	June 30, 2017	December 31, 2016
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$139	$—
Interest rates	2.80%	—

The aggregate maturities of the notes payable at June 30, 2017 are as follows (in thousands):

July 2017 - June 2018	$647

The aggregate maturities of obligations under capital leases at June 30, 2017 are as follows (in thousands):

July 2017 - June 2018	$157

Interest rates on these leases range from 3.16% to 6.72%.

Contractual Obligations. We believe that our capital resources, including our short-term investments, funds available under our Credit Agreement, and cash flow from operations will be adequate to meet our current operational needs. We believe that we will be able to finance our 2017 capital expenditures through cash flow from operations, cash reserves, borrowings from commercial lenders, and the funds available under our Credit Agreement. However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic climate adversely affects the ability of our clients, and/or potential clients, to promptly pay amounts owing to us under their service contracts with us.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements under current GAAP. However, we do have operating leases discussed below in the “Recently Issued Accounting Pronouncements” section.

Critical Accounting Policies

Information regarding our critical accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This ASU is effective for the annual period beginning after December 15, 2017, and for annual and interim periods thereafter. We do not believe this ASU will have a material impact on our condensed consolidated financial statements.

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

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at June 30, 2017. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several small clients.

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

We have cash in the bank which, at times, may exceed federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At June 30, 2017, cash and cash equivalents plus short-term investments totaled $44,179,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

DAWSON GEOPHYSICAL COMPANY

DATE: August 4, 2017	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors, President and Chief Executive Officer

DATE: August 4, 2017	By:	/s/ James K. Brata
James K. Brata
Executive Vice President, Chief Financial Officer, Secretary and Treasurer

INDEX TO EXHIBITS

Number	Exhibit

3.1	Amended and Restated Certificate of Formation, as amended February 11, 2015, filed on March 16, 2015 as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference.

3.2	Bylaws, as amended February 11, 2015, filed on March 16, 2015 as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference.

10.1

Twelfth Amendment to Amended and Restated Loan and Security Agreement, by and between Registrant and Sovereign Bank, dated November 23, 2016, filed on June 30, 2017 as Exhibit 10.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.2

Thirteenth Amendment to Amended and Restated Loan and Security Agreement, by and between Registrant and Sovereign Bank, dated June 30, 2017, filed on June 30, 2017 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2017 and 2016, (ii) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements.

*         Filed herewith.