Form 10-Q
period 2017-09-30
DAWSON GEOPHYSICAL CO
filed 2017-11-03
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 1, 2017
Common Stock, $0.01 par value	21,718,018 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,503	$14,624
Short-term investments	12,000	40,250
Accounts receivable, net	25,599	16,031
Current maturities of notes receivable	560	—
Prepaid expenses and other current assets	6,205	4,822
Total current assets	74,867	75,727

Property and equipment, net	95,274	110,917

Notes receivable, net of current maturities	975	—

Intangibles	525	487

Long-term deferred tax assets, net	—	535

Total assets	$171,641	$187,666

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,272	$5,617
Accrued liabilities:
Payroll costs and other taxes	1,826	885
Other	4,161	2,983
Deferred revenue	3,644	3,155
Current maturities of notes payable and obligations under capital leases	2,788	2,357
Total current liabilities	18,691	14,997

Long-term liabilities:
Notes payable and obligations under capital leases, net of current maturities	5,829	—
Deferred tax liabilities, net	1,392	146
Other accrued liabilities	169	1,639
Total long-term liabilities	7,390	1,785

Commitments and contingencies

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
21,766,463 and 21,704,851 shares issued, and 21,718,018 and 21,656,406
shares outstanding at September 30, 2017 and December 31, 2016, respectively	217	217
Additional paid-in capital	143,666	142,998
Retained earnings	2,523	29,265
Treasury stock, at cost; 48,445 shares at September 30, 2017 and December 31, 2016	—	—
Accumulated other comprehensive loss, net	(846)	(1,596)
Total stockholders’ equity	145,560	170,884

Total liabilities and stockholders’ equity	$171,641	$187,666

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Operating revenues	$45,627	$28,122	$118,023	$103,263
Operating costs:
Operating expenses	36,594	28,132	107,639	94,203
General and administrative	3,445	3,656	12,296	13,247
Depreciation and amortization	9,724	10,591	29,750	33,967
	49,763	42,379	149,685	141,417

Loss from operations	(4,136)	(14,257)	(31,662)	(38,154)

Other income (expense):
Interest income	87	92	230	226
Interest expense	(25)	(71)	(61)	(239)
Other (expense) income	(103)	263	136	1,829
Loss before income tax	(4,177)	(13,973)	(31,357)	(36,338)

Income tax benefit	1,418	1,557	4,635	3,733

Net loss	(2,759)	(12,416)	(26,722)	(32,605)

Other comprehensive income (loss):
Net unrealized income (loss) on foreign exchange rate translation, net	395	(48)	750	422

Comprehensive loss	$(2,364)	$(12,464)	$(25,972)	$(32,183)

Basic loss per share attributable to common stock	$(0.13)	$(0.57)	$(1.23)	$(1.51)

Diluted loss per share attributable to common stock	$(0.13)	$(0.57)	$(1.23)	$(1.51)

Weighted average equivalent common shares outstanding	21,701,662	21,622,349	21,681,474	21,603,065

Weighted average equivalent common shares outstanding - assuming dilution	21,701,662	21,622,349	21,681,474	21,603,065

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,722)	$(32,605)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	29,750	33,967
Noncash compensation	706	671
Deferred income tax expense (benefit)	1,257	(3,676)
Gain on proceeds from insurance settlements	(375)	(1,029)
Change in other accrued long-term liabilities	(1,470)	158
(Gain) loss on disposal of assets	(869)	468
Other	444	146

Change in current assets and liabilities:
(Increase) decrease in accounts receivable	(9,568)	22,928
(Increase) decrease in prepaid expenses and other current assets	(1,135)	2,173
Increase (decrease) in accounts payable	2,197	(4,420)
Increase in accrued liabilities	1,987	31
Increase (decrease) in deferred revenue	489	(4,386)

Net cash (used in) provided by operating activities	(3,309)	14,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of noncash capital expenditures summarized below	(8,301)	(6,198)
Proceeds from maturity of short-term investments	50,250	63,500
Acquisition of short-term investments	(22,000)	(86,750)
Proceeds from disposal of assets	696	1,848
Proceeds from flood insurance claims	375	1,029
Proceeds from notes receivable	97	—

Net cash provided by (used in) investing activities	21,117	(26,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(2,131)	(6,090)
Principal payments on capital lease obligations	(374)	(608)
Tax withholdings related to stock-based compensation awards	(58)	(31)

Net cash used in financing activities	(2,563)	(6,729)

Effect of exchange rate changes on cash and cash equivalents	634	128

Net increase (decrease) in cash and cash equivalents	15,879	(18,746)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,624	37,009

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,503	$18,263

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$46	$227
Cash received for income taxes	$2,538	$231

NONCASH INVESTING AND FINANCING ACTIVITIES:
Decrease in accrued purchases of property and equipment	$(1,542)	$—
Capital lease obligations incurred	$8,517	$—
Financed insurance premiums	$248	$—
Equipment sales financed for buyer	$(1,500)	$—
Sales tax on equipment sales financed for buyer	$(132)	$—

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

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Eagle Canada, Inc., Dawson Seismic Services Holdings, Inc., Eagle Canada Seismic Services ULC, and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Notes Receivable. The Company’s notes receivable consist of one note receivable from the purchaser of certain dynamite energy source drilling equipment sold by the Company in March 2017. This note receivable is stated at unpaid principal balance. No allowance for note losses was deemed necessary at September 30, 2017. Interest is recognized over the term of the note and is calculated using the simple-interest method. Amounts payable to the Company under the note receivable are fully collateralized by the specific dynamite energy source drilling equipment sold to the note payor.

Allowance for Doubtful Accounts. Management prepares its allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs and its current client base. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. The Company’s allowance for doubtful accounts was $250,000 at September 30, 2017 and December 31, 2016.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or modified approach to adopt ASU No. 2014-09. Subsequent amendments to the initial guidance have been issued in March 2016, April 2016, May 2016, December 2016, January 2017, and September 2017 within ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, ASU No. 2016-20, ASU No. 2017-03, and ASU No. 2017-13 regarding principal-versus-agent, performance obligations and licensing, assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. These updates do not change the core principle of the guidance under ASU No. 2014-09, but rather provide implementation guidance. In August 2015, ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, was issued and it amended the effective date of ASU No. 2014-09 for public companies to annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but only beginning after December 15, 2016. The Company has completed an initial assessment of the new standard and currently anticipates adopting the standard using the full retrospective method. Under the new standard, the Company expects the recognition of certain miscellaneous revenue to be delayed, but not materially different. These revenues will be estimated and allocated over the life of the contract rather than recognized as services are provided. The Company is continuing to evaluate the effect that the adoption will have on its financial statements, disclosures, and internal controls.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

At September 30, 2017 and December 31, 2016, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, accounts receivable, other current assets, accounts payable, other current liabilities and notes payable. At September 30, 2017, the Company’s financial instruments also included notes receivable. Due to the short-term maturities of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes receivable and notes payable approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes receivable, notes payable and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

4. DEBT

Credit Agreement

The Company’s existing amended and restated credit agreement (the “Credit Agreement”) with Veritex Bank (formerly Sovereign Bank, who merged with and into Veritex Bank effective September 11, 2017) includes term loan and revolving loan features, and also allows for the issuance of letters of credit and other promissory notes. The Company can borrow up to a maximum of $20.0 million pursuant to the Credit Agreement, subject to the terms and limitations discussed below.

The Credit Agreement provides for a revolving loan feature (the “Line of Credit”) that permits the Company to borrow, repay and re-borrow, from time to time until June 30, 2018, up to the lesser of (i) $20.0 million or (ii) a sum equal to (a) 80% of the Company’s eligible accounts receivable (less the outstanding principal balance of term loans and letters of credit under the Credit Agreement) and (b) the lesser of (i) 50% of the value of certain of the Company’s core equipment or (ii) $12,500,000. The Company has not utilized the Line of Credit since its inception. Because the Company’s ability to borrow funds under the Line of Credit is tied to the amount of the Company’s eligible accounts receivable and value of certain of its core equipment, if the Company’s accounts receivable decrease materially for any reason, including delays, reductions or cancellations by clients, or decreased demand for the Company’s services, or the value of the Company’s pledged core equipment decreases materially, the Company’s borrowing ability to fund operations or other obligations may be reduced.

The Credit Agreement also provides for a term loan feature. The Company has no outstanding notes payable under the term loan feature of the Credit Agreement, and any notes outstanding under this feature would count toward the maximum amounts the Company may borrow under the Credit Agreement.

The Company paid off the final remaining equipment note payable during the third quarter of 2017. The Company does not currently have any notes payable under the Credit Agreement.

The Company’s obligations under the Line of Credit are secured by a security interest in the Company’s accounts receivable and certain of the Company’s core equipment, and the term loans are also secured by certain of the Company’s core equipment. Interest on amounts outstanding under the Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes. The Company is also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $125,000,000. The Company was in compliance with all covenants under the Credit Agreement, including specified ratios, as of September 30, 2017.

Veritex Bank has also issued two letters of credit as of September 30, 2017. The first letter of credit is in the amount of $1,767,000 in favor of AIG Assurance Company to support payment of certain insurance obligations of the Company. The principal amount of this letter of credit is collateralized by certain of the Company’s core equipment. The second letter of credit is unsecured and in the amount of $75,000 in favor of the City of Midland, Texas, to support certain performance obligations of the Company. Neither letter of credit counts as funds borrowed under the Company’s Line of Credit.

Other Indebtedness

The Company has one outstanding note, in the remaining principal amount of $56,000 at September 30, 2017 payable to a finance company for insurance.

In addition, the Company enters into capital lease obligations for certain vehicles and recording equipment. The Company’s Condensed Consolidated Balance Sheets as of September 30, 2017 include capital lease obligations of $8,561,000, which includes $8,001,000 for the acquisition of recording equipment during the quarter ended September 30, 2017.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
Notes payable to commercial banks
Aggregate principal amount outstanding	$—	$1,938
Interest rates	—	3.50% - 4.50%

	September 30, 2017	December 31, 2016
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$56	$—
Interest rates	2.80%	—

The aggregate maturities of the notes payable at September 30, 2017 are as follows (in thousands):

October 2017 - September 2018	$56

The aggregate maturities of obligations under capital leases at September 30, 2017 are as follows (in thousands):

October 2017 - September 2018	$2,732
October 2018 - September 2019	2,802
October 2019 - September 2020	3,002
October 2020 - September 2021	25
$8,561

Interest rates on these leases range from 3.16% to 6.88%.

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

A reconciliation of the net loss per share attributable to common stock is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(2,759)	$(12,416)	$(26,722)	$(32,605)
Income allocable to unvested participating restricted stock	—	—	—	—
Basic loss attributable to common stock	$(2,759)	$(12,416)	$(26,722)	$(32,605)
Reallocation of participating earnings	—	—	—	—
Diluted loss attributable to common stock	$(2,759)	$(12,416)	$(26,722)	$(32,605)
Weighted average common shares outstanding:
Basic	21,701,662	21,622,349	21,681,474	21,603,065
Dilutive common stock options, restricted stock unit awards and non-participating restricted stock awards	—	—	—	—
Diluted	21,701,662	21,622,349	21,681,474	21,603,065
Basic loss attributable to a share of common stock	$(0.13)	$(0.57)	$(1.23)	$(1.51)
Diluted loss attributable to a share of common stock	$(0.13)	$(0.57)	$(1.23)	$(1.51)

The Company had a net loss in each of the three and nine months ended September 30, 2017 and 2016. As a result, all stock options, restricted stock unit awards, and non-participating restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss attributable to a share of common stock for the respective periods. The following weighted average numbers of stock options, restricted stock unit awards, and non-participating restricted stock awards have been excluded from the calculation of diluted loss per share attributable to common stock, as their effect would be anti-dilutive for each of the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	326,868	414,533	347,599	418,121
Restricted stock unit awards	378,887	278,412	293,613	268,824
Non-participating restricted stock awards	71,167	87,000	74,014	72,711
Total	776,922	779,945	715,226	759,656

There were no shares of participating restricted stock awards at September 30, 2017 and 2016 included in common stock outstanding.

7. INCOME TAXES

For the three and nine months ended September 30, 2017, the Company's effective tax rate was 33.9% and 14.8%, respectively. For the three and nine months ended September 30, 2016, the Company’s effective tax rate was 11.1% and 10.3%, respectively. The Company’s quarter to date and year to date effective tax rates increased compared to the corresponding periods from the prior year primarily due to the processing of outstanding amended returns that were accepted in the first and third quarters of 2017 and the associated refunds received.

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

The income tax benefit for the three and nine months ended September 30, 2017 does not include income tax benefits for all of the losses incurred because the Company recorded valuation allowances against significantly all of its federal, state and foreign deferred tax assets. The Company has recorded valuation allowances against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, federal valuation allowances of $1,209,000 and $10,258,000 and additional state valuation allowances of $94,000 and $681,000 were recorded during the three and nine months ended September 30, 2017, respectively. In addition, due to the Company’s recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowances considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

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

During the third quarter of 2017, we operated six to eight crews in the U.S with one crew active in Canada for a short period. We experienced increased crew utilization throughout the third quarter, which resulted in improved revenue, and we are currently operating six crews in the U.S. and two in Canada. The fourth quarter in the U.S. historically has been challenging due to shorter work days and the holiday season. We anticipate a temporary decline in utilization during the mid-fourth quarter in the U.S. due to project readiness issues and expect to end the quarter with six to seven crews in the field. Utilization in the U.S. is expected to increase to six to eight crews through the first quarter of 2018. The winter season in Canada has begun early, as we currently have two crews in the field and we anticipate operating two to three crews in Canada for most of the fourth quarter. Utilization in Canada is expected to increase to three to five crews through the first quarter of 2018. While bid activity in North America has remained steady despite recent movement in oil prices, we continue to experience a challenging market environment.

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

Demand for our services has improved in recent months and our third quarter results were positively impacted by increased utilization of our data acquisition crews and an early start to the Canadian winter season. Since the beginning of the year, oil prices have dropped from approximately $57 per barrel for West Texas Intermediate to below $43 per barrel in the second quarter. The prices have recently rebounded to approximately $54 per barrel and analyst models forecast oil prices to remain between $40 and $65 per barrel, leaving upcoming seismic project timing somewhat uncertain. U.S. active rig count, while significantly increased over levels from a year ago, has slightly declined in recent weeks. It is anticipated that the rig count will remain at or near current levels for the foreseeable future, despite the recent movement in oil prices, which should help to drive demand for our services, although well below demand levels of early 2015.

In response to the lower than anticipated demand for our services, we have continued our cost reduction measures. Our efforts include the sale of our dynamite energy source drilling operation during March 2017. This operation, acquired as part of our February 2015 merger with TGC Industries, was sold to a long-term service provider and resulted in a gain of approximately $1.45 million. We continue an evaluation of all in-house service levels in order to reduce our costs. Due to the additional crews in the field during the third quarter, our employee count increased to 740 as of September 30, 2017.

Most of our client contracts are turnkey contracts. The percentage of revenues derived from turnkey contracts represented approximately three-quarters of our revenues in the first nine months of 2017 and throughout 2016. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the percentage of turnkey contracts to remain high as we continue our operations in the mid-continent, western and southwestern regions of the U.S. in which turnkey contracts are more common.

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

Results of Operations

Operating Revenues. Operating revenues for the third quarter and first nine months of 2017 increased by 62.2% and 14.3%, respectively, to $45,627,000 and $118,023,000 compared to $28,122,000 and $103,263,000 for the same periods of 2016. The revenue increase was primarily due to increased crew count and utilization during the third quarter of 2017 compared to the same period of 2016.

Operating Expenses.  Operating expenses for the third quarter and first nine months of 2017 increased to $36,594,000 and $107,639,000 respectively, compared to $28,132,000 and $94,203,000 for the same periods of 2016. The increase in operating expenses was primarily a result of increased costs associated with higher crew count and utilization during the periods.

General and Administrative Expenses. General and administrative expenses for the third quarter and first nine months of 2017 were 7.6% and 10.4% of revenues, respectively, compared to 13.0% and 12.8% of revenues in the same period of 2016. General and administrative expenses decreased $211,000 or 5.8% to $3,445,000 during the third quarter of 2017 from $3,656,000 during the same period of 2016, and decreased $951,000 or 7.2% to $12,296,000 during the first nine months of 2017 from $13,247,000 during the same period of 2016. The primary factor for the decrease in general and administrative expenses during the third quarter and first nine months of 2017 was the continuation of our cost cutting strategies.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the third quarter and first nine months of 2017 totaled $9,724,000 and $29,750,000, respectively, compared to $10,591,000 and $33,967,000 for the same periods of 2016, respectively. Depreciation expense decreased in 2017 compared to 2016 as a result of multiple years of reduced capital expenditures. Our depreciation expense is expected to remain flat during 2017 primarily due to maintenance capital expenditures, during most of the first nine months of 2017, to maintain our existing asset base.

Our total operating costs for the third quarter of 2017 were $49,763,000, representing a 17.4% increase from the same period of 2016. Our operating costs for the first nine months of 2017 were $149,685,000, representing a 5.8% increase from the first nine months of 2016. These increases were primarily due to the factors described above.

Income Taxes.  Income tax benefit for the third quarter and first nine months of 2017 was $1,418,000 and $4,635,000, respectively, compared to $1,557,000 and $3,733,000 for the same periods of 2016. These represent effective tax rates of 33.9% and 14.8% for the third quarter and first nine months of 2017 compared to 11.1% and 10.3% for the third quarter and first nine months of 2016. Our third quarter and year to date effective tax rates increased compared to the corresponding periods from the prior year primarily due to the processing of outstanding amended returns that were accepted in the first and third quarters of 2017 and the associated refunds received.

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

The reconciliation of our EBITDA to net loss and to net cash (used in) provided by operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(2,759)	$(12,416)	$(26,722)	$(32,605)
Depreciation and amortization	9,724	10,591	29,750	33,967
Interest (income) expense, net	(62)	(21)	(169)	13
Income tax benefit	(1,418)	(1,557)	(4,635)	(3,733)
EBITDA	$5,485	$(3,403)	$(1,776)	$(2,358)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net cash (used in) provided by operating activities	(1,433)	(1,798)	(3,309)	14,426
Changes in working capital and other items	7,165	(1,367)	2,239	(16,113)
Noncash adjustments to net loss	(247)	(238)	(706)	(671)
EBITDA	$5,485	$(3,403)	$(1,776)	$(2,358)

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

Cash Flows. Net cash used in operating activities was $3,309,000 for the nine months ended September 30, 2017 and net cash provided by operating activities was $14,426,000 for the same period of 2016. The change of $17,735,000 in cash flow from operations between periods was primarily due to changes in our working capital for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Net cash provided by investing activities was $21,117,000 for the nine months ended September 30, 2017 compared to net cash used in investing activities of $26,571,000 for the same period of 2016. The change in cash flow from investing activities between periods was mainly due to $28,250,000 of short term investments that were not reinvested during the first nine months of 2017 compared to $23,250,000 of short term investments in excess of maturities during the first nine months of 2016.

Net cash used in financing activities was $2,563,000 for the nine months ended September 30, 2017 and primarily included principal payments of $2,131,000 on our term notes and payments of $374,000 under our capital leases. Net cash used in financing activities for the nine months ended September 30, 2016 was $6,729,000 and was primarily comprised of principal payments of $6,090,000 on term notes and payments of $608,000 under our capital leases.

Capital Expenditures. The Board of Directors approved an initial 2017 capital budget of $10,000,000 for capital expenditures, which was limited to necessary maintenance capital requirements and incremental recording channel replacement or increase. During the third quarter, the Board of Directors approved an increase in our 2017 capital budget from $10,000,000 to $16,000,000 in response to an attractive opportunity to acquire seismic data acquisition equipment. The Company had capital expenditures during the quarter of $9,147,000 that included an $8,001,000 strategic capital lease for previously deployed multi-component GSX equipment. Capital expenditures for 2017 were $15,276,000 through September 30, 2017. In recent years, we have funded most of our capital expenditures through cash flow from operations, cash reserves, equipment term loans and capital leases. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings.

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

Credit Agreement

Our Credit Agreement with Veritex Bank (formerly Sovereign Bank) includes term loan and revolving loan features, and also allows for the issuance of letters of credit and other promissory notes. We can borrow up to a maximum of $20.0 million pursuant to the Credit Agreement, subject to the terms and limitations discussed below.

The Credit Agreement provides for a revolving loan feature, the Line of Credit, that permits us to borrow, repay and re-borrow, from time to time until June 30, 2018, up to the lesser of (i) $20.0 million or (ii) a sum equal to (a) 80% of our eligible accounts receivable (less the outstanding principal balance of term loans and letters of credit under the Credit Agreement) and (b) the lesser of (i) 50% of the value of certain of our core equipment or (ii) $12,500,000. We have not utilized the Line of Credit since its inception. Because our ability to borrow funds under the Line of Credit is tied to the amount of our eligible accounts receivable and value of certain of our core equipment, if our accounts receivable decrease materially for any reason, including delays, reductions or cancellations by clients, or decreased demand for our services, or the value of our pledged core equipment decreases materially, our borrowing ability to fund operations or other obligations may be reduced.

The Credit Agreement also provides for a term loan feature. We have no outstanding notes payable under the term loan feature of the Credit Agreement, and any notes outstanding under this feature would count toward the maximum amounts we may borrow under the Credit Agreement.

We paid off the final remaining equipment note payable during the third quarter of 2017. We do not currently have any notes payable under our Credit Agreement.

Our obligations under the Line of Credit are secured by a security interest in our accounts receivable and certain of our core equipment, and the term loans are also secured by certain of our core equipment. Interest on amounts outstanding under the Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes. We are also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $125,000,000. We were in compliance with all covenants under the Credit Agreement, including specified ratios, as of September 30, 2017.

Veritex Bank has also issued two letters of credit as of September 30, 2017. The first letter of credit is in the amount of $1,767,000 in favor of AIG Assurance Company to support payment of our insurance obligations. The principal amount of this letter of credit is collateralized by certain of our core equipment. The second letter of credit is unsecured and in the amount of $75,000 in favor of the City of Midland, Texas, to support certain of our performance obligations. Neither letter of credit counts as funds borrowed under our Line of Credit.

Other Indebtedness

We had one outstanding note, in the remaining principal amount of $56,000 at September 30, 2017 payable to a finance company for insurance.

In addition, we enter into capital lease obligations for certain vehicles and recording equipment. Our Condensed Consolidated Balance Sheets as of September 30, 2017 include capital lease obligations of $8,561,000, which includes $8,001,000 for the acquisition of recording equipment during the quarter ended September 30, 2017.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
Notes payable to commercial banks
Aggregate principal amount outstanding	$—	$1,938
Interest rates	—	3.50% - 4.50%

	September 30, 2017	December 31, 2016
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$56	$—
Interest rates	2.80%	—

The aggregate maturities of the notes payable at September 30, 2017 are as follows (in thousands):

October 2017 - September 2018	$56

The aggregate maturities of obligations under capital leases at September 30, 2017 are as follows (in thousands):

October 2017 - September 2018	$2,732
October 2018 - September 2019	2,802
October 2019 - September 2020	3,002
October 2020 - September 2021	25
$8,561

Interest rates on these leases range from 3.16% to 6.88%.

Contractual Obligations. We believe that our capital resources, including our short-term investments, funds available under our Credit Agreement, and cash flow from operations will be adequate to meet our current operational needs. We believe that we will be able to finance our 2017 capital expenditures through cash flow from operations, cash reserves, equipment term loans, capital leases, and the funds available under our Credit Agreement. However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic climate adversely affects the ability of our clients, and/or potential clients, to promptly pay amounts owing to us under their service contracts with us.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements under current GAAP. However, we do have operating leases discussed below in the “Recently Issued Accounting Pronouncements” section.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or modified approach to adopt ASU No. 2014-09. Subsequent amendments to the initial guidance have been issued in March 2016, April 2016, May 2016, December 2016, January 2017, and September 2017 within ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, ASU No. 2016-20, ASU No. 2017-03, and ASU No. 2017-13 regarding principal-versus-agent, performance obligations and licensing, assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. These updates do not change the core principle of the guidance under ASU No. 2014-09, but rather provide implementation guidance. In August 2015, ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, was issued and it amended the effective date of ASU No. 2014-09 for public companies to annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but only beginning after December 15, 2016. We have completed an initial assessment of the new standard and currently anticipate adopting the standard using the full retrospective method. Under the new standard, we expect the recognition of certain miscellaneous revenue to be delayed, but not materially different. These revenues will be estimated and allocated over the life of the contract rather than recognized as services are provided. We are continuing to evaluate the effect that the adoption will have on our financial statements, disclosures, and internal controls.

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

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at September 30, 2017. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several small clients.

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

We have cash in the bank which, at times, may exceed federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At September 30, 2017, cash and cash equivalents and short-term investments were $30,503,000 and $12,000,000, respectively, and short-term investments with any given banking institution did not exceed the FDIC insurance limit.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016, (ii) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements.

*         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: November 3, 2017	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors, President and Chief Executive Officer

DATE: November 3, 2017	By:	/s/ James K. Brata
James K. Brata
Executive Vice President, Chief Financial Officer, Secretary and Treasurer