Form 10-K
period 2017-12-31
DAWSON GEOPHYSICAL CO
filed 2018-03-09
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2017, the aggregate market value of Dawson Geophysical Company common stock, par value $0.01 per share, held by non-affiliates (based upon the closing transaction price on Nasdaq) was approximately $78,703,000.

On March 5, 2018, there were 21,792,506 shares of Dawson Geophysical Company common stock, $0.01 par value outstanding.

As used in this report, the terms “we,” “our,” “us,” “Dawson” and the “Company” refer to Dawson Geophysical Company unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

DAWSON GEOPHYSICAL COMPANY

FORM 10‑K

For the Year Ended December 31, 2017

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

Part I

Item 1.  BUSINESS

General

Dawson Geophysical Company, a Texas corporation (the “Company”), is a leading provider of North American onshore seismic data acquisition services with operations throughout the continental United States (“U.S.”) and Canada. We acquire and process 2‑D, 3‑D and multi‑component seismic data for our clients, ranging from major oil and gas companies to independent oil and gas operators as well as providers of multi‑client data libraries. Our principal business office is located at 508 West Wall, Suite 800, Midland, Texas 79701 (Telephone: 432‑684‑3000), and our internet address is www.dawson3d.com. We make available free of charge on our website our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, and current reports on Form 8‑K as soon as reasonably practicable after filing or furnishing such information with the Securities and Exchange Commission (“SEC”).

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

As of December 31, 2017, we operated nine seismic crews, consisting of six crews in the U.S. and three crews in Canada, and one seismic data processing center. We began the fourth quarter operating seven crews in the U.S. and two in Canada, and ended the quarter operating six crews in the U.S. and three crews in Canada. We are currently operating seven crews in the U.S. and anticipate operating up to seven crews in the U.S. into the third quarter of 2018. We anticipate operating four crews in Canada through the end of the winter season, which concludes at the end of the first quarter 2018. While demand for our services improved throughout 2017, we continue to experience a challenging market environment due to fluctuations in domestic oil and natural gas exploration activities and commodity prices. Our seismic crews supply seismic data primarily to companies engaged in the exploration and development of oil and natural gas on land and in land‑to‑water transition areas. Seismic acquisition services of our wholly‑owned subsidiary, Eagle Canada Seismic Services, ULC (“Eagle Canada”), are also used by the potash mining industry in Canada, and Eagle Canada has particular expertise through its heliportable capabilities. Our clients rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques. In addition, seismic data are sometimes utilized in unconventional reservoirs to identify geo-hazards (such as subsurface faults) for drilling purposes, aid in geo-steering of a horizontal well bore and rock property identification for high grading of well locations and hydraulic fracturing. The majority of our current activity is in areas of unconventional reservoirs.

We acquire geophysical data using the latest in 3‑D seismic survey techniques. We introduce acoustic energy into the ground by using vibration equipment or dynamite detonation, depending on the surface terrain, area of operation, and subsurface requirements. The reflected energy, or echoes, are received through geophones, converted into a digital signal at a multi‑channel recording unit, and then transmitted to a central recording vehicle. Subsurface requirements dictate the number of channels necessary to perform our services. We generally use tens of thousands of recording channels in our seismic surveys. Additional recording channels enhance the resolution of the seismic survey through increased imaging analysis and provide improved operational efficiencies for our clients. With our state‑of‑the‑art seismic equipment, including computer technology and multiple channels, we acquire, on a cost effective basis, immense volumes of seismic data that, when processed and interpreted, produce precise images of the earth’s subsurface. Our clients then use our seismic data to generate 3‑D geologic models that help reduce drilling risks, finding and development costs, and improve recovery rates from existing fields.

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

In recent years, we have begun providing surface‑recorded microseismic services utilizing equipment we own. Microseismic monitoring is used by clients who use hydraulic fracturing to extract hydrocarbon deposits to monitor their hydraulic fracturing operations.

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

In recent years, we have purchased or leased a significant number of cable‑less recording channels. We have utilized this equipment primarily as stand‑alone recording systems, but, on occasion, we have utilized it in conjunction with our cable‑based systems. As a result of the introduction of cable‑less recording systems, we have realized increased crew efficiencies and increased revenue on projects using this equipment. We believe we will experience continued demand for cable‑less recording systems in the future. While we have replaced cable‑based recording equipment with cable‑less equipment on certain crews, the cable‑based recording equipment continues to be deployed on existing crews.

As of December 31, 2017, we owned equipment for 21 land‑based seismic data acquisition crews, 190 vibrator energy source units, approximately 375,000 recording channels and 21 central recording systems. Of the 21 recording systems we owned at December 31, 2017, 12 were Geospace Technologies GSR and GSX cable‑less recording systems, seven were ARAM ARIES cable‑based recording systems, one was a Wireless Seismic RT System 2 system, and one was a cable‑less INOVA Hawk system. Each crew consists of approximately 40 to 100 technicians with associated vehicles, geophones, a seismic recording system, energy sources, cables, and a variety of other equipment. Each ARAM crew has one central recording vehicle which captures seismic data. The GSR, GSX and INOVA Hawk crews utilize a recorder to manage the data acquisition while the individual system captures and holds the data until they are placed in the Data Transfer Module. The data is then transferred to various data storage media, which are delivered to a data processing center selected by the client.

Equipment Acquisition and Capital Expenditures

We monitor and evaluate advances in geophysical technology and commit capital funds to purchase the equipment we deem most effective to maintain our competitive position. Purchasing and updating seismic equipment and technology involves a commitment to capital spending. We also tie our capital expenditures closely to demand for our services. Beginning in 2014, we adopted a maintenance capital expenditures program due to the belief that our equipment base was sufficient to meet current demand. In response to an opportunity during the third quarter of 2017, we increased our 2017 capital budget to $16 million to acquire 19,000 units of multi-component seismic data acquisition equipment including 57,000 additional cable-less recording channels to serve our clients in the U.S. and Canada. We will continue to adopt a maintenance capital expenditure program for 2018.

Clients

Our services are marketed by supervisory and executive personnel who contact clients to determine geophysical needs and respond to client inquiries regarding the availability of crews or processing schedules. These contacts are based principally upon professional relationships developed over a number of years.

Our clients range from major oil and gas companies to small independent oil and gas operators and also providers of multi‑client data libraries. The services we provide to our clients vary according to the size and needs of each client. During the twelve months ended December 31, 2017, sales to two clients represented approximately 27% of our revenue. The remaining balance of our revenue derived from varied clients and none represented 10% or more of our revenues. We anticipate that sales to these clients will represent a smaller percentage of our overall revenues during 2018.

We do not acquire seismic data for our own account or for future sale, maintain multi‑client seismic data libraries, or participate in oil and gas ventures. The results of seismic surveys conducted for a client belong to that client. It is also our policy that none of our officers, directors or employees actively participate in oil and natural gas ventures. All of our clients’ information is maintained in the strictest confidence.

Domestic and Foreign Operations

We derive our revenue from domestic and foreign sources. Total revenues for the twelve months ended December 31, 2017 were approximately $157,148,000, of which $135,058,000 were earned in the U.S. and $22,090,000 were earned in Canada. Total revenue for the twelve months ended December 31, 2016 were approximately $133,330,000, of which $122,522,000 were earned in the U.S. and $10,808,000 were earned in Canada.

Long lived assets as of December 31, 2017 were approximately $307,844,000, with $282,420,000 owned in the U.S. and $25,424,000 owned in Canada. Long lived assets as of December 31, 2016 were approximately $324,950,000, with $308,418,000 owned in the U.S. and $16,532,000 owned in Canada.

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

Employees

As of December 31, 2017, we employed 851 full‑time employees, of which 92 consisted of management, sales, and administrative personnel with the remainder being crew and crew support personnel. Our employees are not represented by a labor union. We believe we have good relations with our employees.

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

We derive substantially all of our revenues from companies in the oil and natural gas exploration and development industry, as well as providers of multi‑client data libraries which serve common clients in the industry. The oil and natural gas industry is a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices.

Demand for our services depends upon the level of expenditures by oil and natural gas companies for exploration, production, development and field management activities, which depend primarily on oil and natural gas prices. Significant fluctuations in domestic oil and natural gas exploration activities and commodity prices have affected, and will continue to affect, demand for our services and our results of operations. We could be adversely impacted if the level of such exploration activities and the prices for oil and natural gas were to significantly decline in the future. In addition to the market prices of oil and natural gas, the willingness of our clients to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which our management has no control, including general economic conditions and the availability of credit. Any prolonged reduction in the overall level of exploration and development activities, whether resulting from changes in oil and natural gas prices or otherwise, could adversely impact us in many ways by negatively affecting:

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

An economic downturn could have a material adverse effect on our financial results and proposed plan of operations and could lead to further significant fluctuations in the demand for and pricing of oil and gas. Reduced demand and pricing pressures could adversely affect the financial condition and results of operations of our clients and their ability to purchase our services. We are not able to predict the timing, extent, and duration of the economic cycles in the markets in which we operate. The oil and natural gas industry is emerging from a severe downturn and prices for oil and natural gas have recently stabilized after the decline that began in the fourth quarter of 2014. If the downturn that we appear to be emerging from continues for an extended period of time, or if it becomes more extreme, it may have material adverse effects on our planned operations, level of capital expenditures and financial condition.

A limited number of clients operating in a single industry account for a significant portion of our revenues, and the loss of one of these clients could adversely affect our results of operations.

We derive a significant amount of our revenues from a relatively small number of oil and gas exploration and development companies and providers of multi‑client data libraries. During the twelve months ended December 31, 2017, our two largest clients accounted for approximately 27% of our revenues. If these clients, or any of our other significant clients, were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, experience financial difficulties or for any other reason, our results of operations could be adversely affected.

Our clients could delay, reduce or cancel their service contracts with us on short notice, which may lead to lower than expected demand and revenues.

Our order book reflects client commitments at levels we believe are sufficient to maintain operations on our existing crews for the indicated periods. However, our clients can delay, reduce or cancel their service contracts with us on short notice. If the oil and natural gas industry incurs a downturn, it may result in an increase in delays, reductions or cancellations by our clients. In addition, the timing of the origination and completion of projects and when projects are awarded and contracted for is also uncertain. As a result, our order book as of any particular date may not be indicative of actual demand and revenues for any succeeding period.

Our revenues, operating results and cash flows can be expected to fluctuate from period to period.

Our revenues, operating results and cash flows may fluctuate from period to period. These fluctuations are attributable to the level of new business in a particular period, the timing of the initiation, progress or cancellation of significant projects, higher revenues and expenses on our dynamite contracts, and costs we incur to train new crews we may add in the future to meet increased client demand. Fluctuations in our operating results may also be affected by other factors that are outside of our control such as permit delays, weather delays and crew productivity. Oil and natural gas prices, while showing improvement over the past year, have continued to be volatile and have resulted in significant demand fluctuations for our services. There can be no assurance of future oil and gas price levels or stability. Our operations in Canada are also seasonal as a result of the thawing season and we have historically experienced limited Canadian activity during the second and third quarters of each year. The demand for our services will be adversely affected by a significant reduction in oil and natural gas prices and by climate change legislation or material changes to U.S. energy policy. Because our business has high fixed costs, the negative effect of one or more of these factors could trigger wide variations in our operating revenues, cash flows, EBITDA, margin, and profitability from quarter‑to‑quarter, rendering quarter‑to‑quarter comparisons unreliable as an indicator of performance. Due to the factors discussed above, you should not expect sequential growth in our quarterly revenues and profitability.

We extend credit to our clients without requiring collateral, and a default by a client could have a material adverse effect on our operating revenues.

We perform ongoing credit evaluations of our clients’ financial conditions and, generally, require no collateral from our clients. It is possible that one or more of our clients will become financially distressed, especially in light of the recent downturn in the oil and natural gas industry and fluctuations in commodity prices, which could cause them to default on their obligations to us and could reduce the client’s future need for seismic services provided by us. Our concentration of clients may also increase our overall exposure to these credit risks. A default in payment from one of our large clients could have a material adverse effect on our operating results for the period involved.

We incur losses.

We incurred net losses of $31,266,000 and $39,792,000 for the twelve months ended December 31, 2017 and 2016, respectively.

Our ability to be profitable in the future will depend on many factors beyond our control, but primarily on the level of demand for land‑based seismic data acquisition services by oil and natural gas exploration and development companies. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We have indebtedness from time to time under credit facilities with a commercial bank, and certain of our core assets and our accounts receivable are pledged as collateral for these obligations. Our ability to borrow may be limited if our accounts receivable decrease or the value of certain of our core assets is materially impaired.

From time to time, we have indebtedness under credit facilities with a commercial bank, and certain of our core assets as well as our accounts receivable are pledged as collateral for these borrowings. If we are unable to repay all secured borrowings when due, whether at maturity or if declared due and payable following a default, our lenders have the right to proceed against the assets pledged to secure the indebtedness and may sell these assets in order to repay those borrowings, which could materially harm our business, financial condition and results of operations. Our ability to borrow funds under our revolving line of credit is tied to the value of pledged assets as well as the amount of our eligible accounts receivable. If our pledged assets become materially impaired or our accounts receivable decrease materially for any reason, including delays, reductions or cancellations by clients or decreased demand for our services, our ability to borrow to fund operations or other obligations may be limited.

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

Inclement weather may adversely affect our ability to complete projects and could, therefore, adversely affect our results of operations.

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

Our stock price is subject to significant volatility. Overall market conditions, including a decline in oil and natural gas prices and other risks and uncertainties described in this “Risk Factors” section and in our other filings with the SEC, could cause the market price of our common stock to fall. Our high and low sales prices of our common stock for the twelve months ended December 31, 2017 were $8.55 and $3.70, respectively. Further, the high and low sales prices of our common stock for the twelve months ended December 31, 2016 were $9.00 and $2.90, respectively.

Our common stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “DWSN.” However, daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities. For example, during 2017 our daily trading volume was as low as 11,200 shares. It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.

Our common stock has traded below $5.00 per share in the past year, and when it trades below $5.00 per share it may be considered a low‑priced stock and may be subject to regulations that limit or restrict the potential market for the stock.

Although currently our common stock is trading above $5.00 per share, our common stock may be considered a low-priced stock pursuant to rules promulgated under the Exchange Act, if it trades below a price of $5.00 per share. Under these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stock, the broker-dealer’s duties, the client’s rights and remedies, and certain market and other information, and make a suitability determination approving the client for low-priced stock transactions based on the client’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing and provide monthly account statements to the client, and obtain specific written consent of the client. With these restrictions, the likely effect of designation as a low-price stock would be to decrease the willingness of broker-dealers to make a market for our common stock, to decrease the liquidity of the stock, and to increase the transaction costs of sales and purchases of such stocks compared to other securities. As of July 6, 2017, our common stock was quoted at a closing sales price of $3.75 per share and we cannot guarantee that our common stock will trade at a price greater than $5.00 per share.

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

Our amended and restated certificate of formation contains provisions that require the approval of holders of 80% of our issued and outstanding shares before we may merge or consolidate with or into another corporation or entity or sell all, or substantially all, of our assets to another corporation or entity. Additionally, if we increase the size of our board from the current eight directors to nine directors, we could, by resolution of the board of directors, stagger the directors’ terms, and our directors could not be removed without approval of holders of 80% of our issued and outstanding shares. These provisions could discourage or impede a tender offer, proxy contest or other similar transaction involving control of us.

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

In response to concerns suggesting that emissions of certain gases, commonly referred to as “greenhouse gases” (“GHG”) (including carbon dioxide and methane), may be contributing to global climate change, legislative and regulatory measures to address the concerns are in various phases of discussion or implementation at the national and state levels. At least one‑half of the states, either individually or through multi‑state regional initiatives, have already taken legal measures intended to reduce GHG emissions, primarily through the planned development of GHG emission inventories and/or GHG cap and trade programs. Although various climate change legislative measures have been under consideration by the U.S. Congress, it is not possible at this time to predict whether or when Congress may act on climate change legislation. The U.S. Environmental Protection Agency (the “EPA”) has promulgated a series of rulemakings and taken other actions that the EPA states will result in the regulation of GHG as “air pollutants” under the existing federal Clean Air Act. Furthermore, in 2010, EPA regulations became effective that require monitoring and reporting of GHG emissions on an annual basis, including extensive GHG monitoring and reporting requirements. While this rule does not control GHG emission levels from any facilities, it will cause covered facilities to incur monitoring and reporting costs. Moreover, lawsuits have been filed seeking to require individual companies to reduce GHG emissions from their operations. These and other lawsuits relating to GHG emissions may result in decisions by state and federal courts and agencies that could impact our operations.

This increasing governmental focus on alleged global warming may result in new environmental laws or regulations that may negatively affect us, our suppliers and our clients. This could cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our clients, suppliers or both incurring additional compliance costs that get passed on to us. Moreover, passage of climate change legislation or other federal or state legislative or regulatory initiatives that regulate or restrict emissions of GHG may curtail production and demand for fossil fuels such as oil and gas in areas where our clients operate and, thus, adversely affect future demand for our services. Reductions in our revenues or increases in our expenses as a result of climate control initiatives could have adverse effects on our business, financial position, results of operations and cash flows.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

Our headquarters are located in a 34,570 square foot leased property in Midland, Texas. We have two properties in Midland that we own, including a 61,402 square foot property we use as a field office, equipment and fabrication facility, and maintenance and repair shop, along with a 6,600 square foot property that we use as an inventory field office and storage facility.

We also have additional offices in three other cities in Texas: Denison, Houston and Plano. Our Denison warehouse facility consists of one 5,000 square foot building, two 10,000 square foot adjacent buildings and an outdoor storage area of approximately 60,500 square feet. Our Houston sales office is in a 10,041 square foot facility. Our office in Plano, Texas consists of 7,797 square feet of office space.

We lease a 3,443 square foot facility in Denver, Colorado as a sales office. We also lease a 7,480 square foot facility in Oklahoma City, Oklahoma as a sales office.

We lease 15,020 square feet of office, warehouse and shop space located in Calgary, Alberta.

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

For a discussion of certain contingencies affecting the Company, please refer to Note 16, “Commitments and Contingencies,” to the Consolidated Financial Statements incorporated by reference herein.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5.  MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NASDAQ under the symbol “DWSN.” The table below represents the high and low sales prices per share for the periods shown.

Three Months Ended	High	Low
March 31, 2016	$4.85	$2.90
June 30, 2016	$8.42	$4.00
September 30, 2016	$8.87	$6.28
December 31, 2016	$9.00	$6.27
March 31, 2017	$8.55	$5.29
June 30, 2017	$5.61	$3.77
September 30, 2017	$4.70	$3.70
December 31, 2017	$5.66	$4.29

As of March 5, 2018, the market price for our common stock was $6.25 per share, and we had 109 common stockholders of record, as reported by our transfer agent.

We did not pay any dividends to shareholders in 2017 or 2016. While there are currently no restrictions prohibiting us from paying dividends to our shareholders, our board of directors, after consideration of economic and market conditions affecting the energy industry in general, and the oilfield services business in particular, determined that we would not pay a dividend in respect of our common stock for the foreseeable future. Payment of any dividends in the future will be at the discretion of our board and will depend on our financial condition, results of operations, capital and legal requirements, and other factors deemed relevant by the board.

The following table summarizes certain information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2017. See information and definitions regarding material features of the plans in Note 8, “Stock‑Based Compensation,” to the Consolidated Financial Statements incorporated by reference herein.

Equity Compensation Plan Information

Number of
	Securities to be				Number of Securities
	Issued Upon				Remaining Available
	Exercise or		Weighted Average		for Future Issuance
	Vesting of		Exercise Price		Under the Equity
	Outstanding		of Outstanding		Compensation Plan
	Options,		Options,		(Excluding Securities
	Warrants and		Warrants and		Reflected in
Plan Category	Rights		Rights		Column (a))
(a)
Legacy Dawson Plan
Equity compensation plan approved by security holders	305,460	(1)	$10.74	(2)	—
Equity compensation plans not approved by security holders	—		—		—
Legacy TGC Plan
Equity compensation plan approved by security holders	177,163		$13.61		—
Equity compensation plans not approved by security holders	—		—		—
2016 Plan
Equity compensation plan approved by security holders	222,000		$—	(3)	684,416
Equity compensation plans not approved by security holders	—		—		—
Total	704,623		$12.37	(2)	684,416

(1)

Number of securities to be issued upon the exercise of outstanding options, warrants and rights include 133,760 options that have vested but have not yet been exercised and 171,700 restricted stock unit awards that have not yet vested.

(2)	Excludes unvested restricted stock unit awards, for which there is no exercise price.

(3)	Restricted stock unit awards have no exercise price.

PERFORMANCE GRAPH

The following graph matches Dawson Geophysical Company’s cumulative five year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the PHLX Oil Service Sector index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2012 to December 31, 2017.

The stock prices used in the computation of the graph below reflect those of Legacy TGC from December 31, 2012 to December 31, 2014 multiplied by three to account for the 1‑for‑3 reverse stock split undertaken by Legacy TGC in connection with the Merger. The stock price at December 31, 2015, 2016, and 2017 reflects that of the combined Company following the Merger, as reported on NASDAQ under the symbol “DWSN”.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Dawson Geophysical Company, the S&P 500 Index

and the PHLX Oil Service Sector Index

*$100 invested on December 31, 2012 in stock or index, including reinvestment of dividends.

Year ended December 31.

	12/12	12/13	12/14	12/15	12/16	12/17
Dawson Geophysical Company	100.00	98.27	29.08	15.53	36.08	22.30
S&P 500	100.00	129.60	144.36	143.31	156.98	187.47
PHLX Oil Service Sector	100.00	127.64	95.78	71.64	83.48	67.93

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

				Three Months Ended
	Year Ended December 31,			December 31,	Year Ended September 30,
	2017	2016	2015	2014	2014	2013
	(amounts in thousands, except per share amounts)
Operating revenues	$157,148	$133,330	$234,685	$50,802	$261,683	$305,299
Net (loss) income (1)	$(31,266)	$(39,792)	$(26,279)	$(4,991)	$(12,620)	$10,480
Basic (loss) income per share attributable to common stock (2)	$(1.44)	$(1.84)	$(1.27)	$(0.36)	$(0.90)	$0.75
Cash dividends declared per share of common stock (3) (4)	$—	$—	$—	$0.05	$0.14	$—
Weighted average equivalent common shares outstanding (5)	21,695	21,612	20,688	14,020	14,009	13,868
Total assets	$165,238	$187,666	$247,787	$244,022	$256,662	$289,027
Revolving line of credit	$—	$—	$—	$—	$—	$—
Current maturities of notes payable and obligations under capital leases	$2,712	$2,357	$8,585	$6,018	$6,752	$9,258
Notes payable and obligations under capital leases, net of current maturities	$5,153	$—	$2,106	$4,209	$4,933	$3,697
Stockholders’ equity	$141,252	$170,884	$209,718	$194,218	$199,530	$213,060

(1)

Net loss for the year ended December 31, 2015, the three months ended December 31, 2014 and the year ended September 30, 2014 include transaction costs associated with the Merger of $3,314,000, $1,492,000 and $950,000, respectively.

(2)

Earnings per share for the three months ended December 31, 2014 and for the years ended September 30, 2014, and 2013 have been adjusted for the effect of the Merger by dividing the previously reported earnings per share by the Merger conversion factor of 1.76.

(3)	Calculated based on dividends declared in period regardless of period paid.

(4)

Dividends per share for the three months ended December 31, 2014 and for the year ended September 30, 2014 have been adjusted for the effect of the Merger by dividing the previously reported dividends per share by the Merger conversion factor of 1.76.

(5)

Weighted average shares for the three months ended December 31, 2014 and for the years ended September 30, 2014 and 2013 have been adjusted for the effect of the Merger by multiplying the previously reported weighted average shares by the Merger conversion factor of 1.76.

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

During the fourth quarter of 2017, as anticipated, we experienced a temporary decline in crew utilization primarily due to project readiness issues. We began the fourth quarter operating seven crews in the U.S. and two in Canada, and ended the quarter operating six crews in the U.S. and three in Canada. The fourth quarter in the U.S. historically has been challenging due to shorter work days and the holiday season. We are currently operating seven crews in the U.S. and anticipate operating up to seven crews into the third quarter of 2018. We anticipate completing two microseismic projects in the U.S. during the first half of 2018, and operating four crews in Canada through the end of the winter season which concludes at the end of the first quarter of 2018.

While we continue to experience lower than historical demand, we encountered a moderate increase in demand for our services for the year 2017 when compared to 2016. This resulted in improved productivity and crew utilization, primarily during the second half of the year. The recent rise in oil prices, combined with forecasted oil price increases through 2018, has resulted in increased demand for our services and has brought about a return to positive EBITDA. At the same time, the oil and gas industry’s renewed focus on profitability as well as production growth has further driven an increase in requests for proposals, as more exploration and production operators seek to lower drilling and completion costs as well as maximize production through the integrated use of seismic data into their development plans. While still well off the demand levels experienced in 2015, the recent increase in bid activity is encouraging.

The majority of our crews are currently working in oil producing basins, however, we anticipate increased seismic data acquisition activity in basins outside of the Permian and Delaware basins as commodity prices improve and those basins become more economic. While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity and utilization level of our data acquisition crews. Factors impacting productivity and utilization levels include client demand, commodity prices, whether we enter into turnkey or dayrate contracts with our clients, the number and size of crews, the number of recording channels per crew, crew downtime related to inclement weather, delays in acquiring land access permits, agricultural or hunting activity, holiday schedules, short winter days, crew repositioning and equipment failure. To the extent we experience these factors, our operating results may be affected from quarter to quarter. Consequently, our efforts to negotiate more favorable contract terms in our supplemental service agreements, mitigate permit access delays and improve overall crew productivity may contribute to growth in our revenues.

In response to the lower than historical demand for our services, we have continued our cost reduction measures. Our efforts include the sale of our dynamite energy source drilling operation during March 2017. This operation, acquired as part of our February 2015 Merger with TGC Industries, was sold to a long-term service provider and resulted in a gain of approximately $1.45 million. We also decreased costs through operational restructuring and a reduction in the levels of our in-house supplemental services. We continue an evaluation of all in-house service levels in order to reduce our costs. Due to the additional crews in the field during the fourth quarter, our employee count increased to 851 as of December 31, 2017.

Most of our client contracts are turnkey contracts. The percentage of revenues derived from turnkey contracts represented approximately three-quarters of our revenues in 2017 and 2016. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the percentage of turnkey contracts to remain high as we continue our operations in the mid-continent, western and southwestern regions of the U.S. in which turnkey contracts are more common.

Over time, we have experienced continued increases in recording channel capacity on a per-crew or project basis and high utilization of cable-less and multicomponent equipment. This increase in channel count demand is driven by client needs and is necessary in order to produce higher resolution images, increase crew efficiencies and undertake larger scale projects. In response to project-based channel requirements, we routinely deploy a variable number of channels on a variable number of crews in an effort to maximize asset utilization and meet client needs.

Reimbursable third-party charges related to our use of helicopter support services, permit support services, specialized survey technologies and dynamite energy sources in areas with limited access are other important factors affecting our results. Revenues associated with third-party charges as a percentage of revenues were generally below our historical range during 2017. We expect that as we continue our operations in the more open terrain of the mid-continent, western and southwestern regions of the U.S., the level of these third-party charges will continue to be generally below our historical range of 25% to 35% of revenue.

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

Items Affecting Comparability of Our Financial Results

As discussed above, the Merger was accounted for as a reverse acquisition under which Legacy Dawson was considered the accounting acquirer of Legacy TGC. As such, the historical financial statements of Legacy Dawson are treated as the historical financial statements of the combined company. Due to the foregoing, our financial results for the three months ended December 31, 2014 and the years ended September 30, 2014 and 2013 are not directly comparable to our financial results for the years ended December 31, 2017, 2016 and 2015. This is a result of the combination of the assets and liabilities and results of operations of two previously separate companies. The financial results for the year ended December 31, 2015 presented in this Form 10-K reflect the operations of Legacy Dawson for the period January 1 through February 10, 2015 and the operations of the combined company for the period February 11 through December 31, 2015.

Results of Operations

Year Ended December 31, 2017 versus Year Ended December 31, 2016

Operating Revenues.  Operating revenues for the year ended December 31, 2017 were $157,148,000 as compared to $133,330,000 for the same period of 2016. The increase was primarily due to an increase in utilization rates in 2017 as demand for our services showed moderate improvement over 2016. We also had an increase in reimbursable revenue due to the increased number of acquisition projects. We experienced revenue increases in both the U.S. and Canadian markets in 2017. Although we saw increases in our revenue, we did experience a number of project readiness issues and client-directed delays throughout 2017. Severe weather conditions in several areas of operations during the first and second quarters of 2017 led to short term project delays with our crew count dropping to as low as two in April of 2017.

Operating Expenses.  Operating expenses for the year ended December 31, 2017 increased to $139,164,000 as compared to $121,661,000 for the same period of 2016. The increase in operating expenses and reimbursed third–party charges was primarily a result of an increase in utilization rates as discussed in operating revenues above and higher reimbursable expenses corresponding to the increased number of acquisition projects.

General and administrative expenses.  General and administrative expenses were 10.3% of revenues in the year ended December 31, 2017 compared to 12.6% of revenues in the same period of 2016. General and administrative expenses decreased to $16,189,000 during the year ended December 31, 2017 from $16,822,000 during the same period of 2016. The primary factor for the decrease in general and administrative expenses was on-going cost reduction efforts to reduce administrative costs to support our operations.

Depreciation expense.  Depreciation for the year ended December 31, 2017 totaled $39,235,000 compared to $44,283,000 for the same period of 2016. The decrease in depreciation expense is a result of limiting capital expenditures to necessary maintenance capital requirements in recent years. Our depreciation expense is expected to remain flat during 2018 primarily due to limited capital expenditures to maintain our existing asset base.

Our total operating costs for the year ended December 31, 2017 were $194,588,000, representing a 6.5% increase from the corresponding period of 2016. This change was primarily due to the factors described above.

Income Taxes.  Income tax benefit was $5,314,000 for the year ended December 31, 2017 as compared to $6,449,000 for the same period of 2016. The effective tax benefit rates for the years ended December 31, 2017 and 2016 were approximately 14.5% and 13.9%, respectively. Our effective tax rates increased as compared to the corresponding period from the prior year primarily due to the filing and processing of federal and state tax returns and the associated refunds received. Our effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, valuation allowances, non‑deductible expenses and discrete items.

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

Operating Expenses.  Operating expenses for the year ended December 31, 2016 decreased to $121,661,000 as compared to $205,566,000 for the same period of 2015. The decrease in operating expenses and reimbursed third–party charges was primarily a result of the significant reduction in utilization rates discussed in operating revenues above.

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

The reconciliation of our EBITDA to our net loss and net cash (used in) provided by operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net loss	$(31,266)	$(39,792)	$(26,279)
Depreciation and amortization	39,235	44,283	47,072
Interest (income) expense, net	(148)	(87)	450
Income tax benefit	(5,314)	(6,449)	(13,755)
EBITDA	$2,507	$(2,045)	$7,488

	Year Ended December 31,
	2017	2016	2015
Net cash (used in) provided by operating activities	$(6,703)	$8,742	$20,612
Changes in working capital and other items	10,186	(9,908)	(11,968)
Noncash adjustments to net loss	(976)	(879)	(1,156)
EBITDA	$2,507	$(2,045)	$7,488

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

Cash Flows.  The following table shows our sources and uses of cash (in thousands) for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Net cash (used in) provided by:
Operating activities	$(6,703)	$8,742	$20,612
Investing activities	16,788	(22,729)	15,787
Financing activities	(3,420)	(8,483)	(13,606)
Effect of exchange rate changes to cash and cash equivalents	724	85	(428)
Net change in cash and cash equivalents	$7,389	$(22,385)	$22,365

Year Ended December 31, 2017 versus Year Ended December 31, 2016

Net cash used in operating activities was $6,703,000 for the year ended December 31, 2017 compared to cash provided by operating activities of $8,742,000 for the same period in 2016. Cash reductions were primarily due to an increase in our operating level of accounts receivable as of December 31, 2017.

Net cash provided by investing activities was $16,788,000 for the year ended December 31, 2017 and includes $23,667,000 of cash reserves that were not reinvested offset by cash capital expenditures of $8,675,000. The increase in cash provided by investing activities were aided by $1,325,000 of proceeds from disposal of assets and $375,000 of proceeds on flood insurance claims. Net cash used in investing activities was $22,729,000 for the year ended December 31, 2016 and included $19,250,000 of cash reserves that were invested and cash capital expenditures of $8,251,000. These increases in cash used in investing activities were offset by $1,922,000 of proceeds from disposal of assets and $2,850,000 of proceeds on flood insurance claims.

Net cash used in financing activities was $3,420,000 for the year ended December 31, 2017 and includes principal payments of $2,186,000 on our notes, payments of $1,076,000 under our capital leases, and outflows of $158,000 associated with taxes related to stock vesting. Net cash used in financing activities was $8,483,000 for the year ended December 31, 2016 and included principal payments of $7,554,000 on our notes, payments of $780,000 under our capital leases, and outflows of $149,000 associated with taxes related to stock vesting.

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

Net cash used in investing activities was $22,729,000 for the year ended December 31, 2016 and included $19,250,000 of cash reserves that were invested and cash capital expenditures of $8,251,000. These increases in cash used in investing activities were offset by $1,922,000 of proceeds from disposal of assets and $2,850,000 of proceeds on flood insurance claims. Net cash provided by investing activities was $15,787,000 for the year ended December 31, 2015 and included cash of $12,382,000 acquired in the Merger, $7,750,000 of short term investment maturities that were not reinvested, $1,501,000 of proceeds from disposal of assets and $1,000,000 of proceeds on flood insurance claims. These increases in cash provided by investing activities were offset by cash capital expenditures of $6,846,000.

Net cash used in financing activities was $8,483,000 for the year ended December 31, 2016 and included principal payments of $7,554,000 on our notes, payments of $780,000 under our capital leases, and outflows of $149,000 associated with taxes related to stock vesting. Net cash used in financing activities was $13,606,000 for the year ended December 31, 2015 and included principal payments of $16,348,000 on our notes, payments of $1,535,000 under our capital leases, and outflows of $867,000 associated with taxes related to stock vesting offset by proceeds of $5,144,000 from our Credit Agreement (as defined below).

Capital Expenditures.  During 2017, we made capital expenditures of $16,310,000. Our Board of Directors approved an increase to our 2017 capital budget during the third quarter, raising it from $10,000,000 to $16,000,000. This was due to an opportunity to acquire seismic data acquisition equipment during that quarter. The Board of Directors approved an initial 2018 budget of $10,000,000 for capital expenditures, which is limited primarily to necessary maintenance capital requirements and incremental recording channel replacement or increase. In recent years, we have funded some of our capital expenditures through capital leases, cash reserves, and equipment term loans. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings.

We continually strive to supply our clients with technologically advanced 3-D data acquisition recording services and data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.

Capital Resources.  Historically, we have primarily relied on cash generated from operations, cash reserves and borrowings from commercial banks to fund our working capital requirements and, to some extent, our capital expenditures. Recently, we have funded some of our capital expenditures through capital leases and equipment term loans. From time to time in the past, we have also funded our capital expenditures and other financing needs through public equity offerings.

Indebtedness. On June 30, 2015, we entered into an amendment to our Credit Agreement with our lender Sovereign Bank, (as amended from time to time, the “Credit Agreement”) for the purpose of renewing, extending and increasing our line of credit under such agreement. The Credit Agreement was renewed on June 30, 2017. In a merger effective September 11, 2017, Sovereign Bank merged with and into Veritex Bank.

Credit Agreement.  Our Credit Agreement with Veritex Bank (formerly Sovereign Bank) includes term loan and revolving loan features, and also allows for the issuance of letters of credit and other promissory notes. We can borrow up to a maximum of $20.0 million pursuant to the Credit Agreement, subject to the terms and limitations discussed below.

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

 We paid off our remaining equipment note payable during the third quarter of 2017. We do not currently have any notes payable under our Credit Agreement.

 Our obligations under the Line of Credit are secured by a security interest in our accounts receivable and certain of our core equipment, and the term loans are also secured by certain of our core equipment. Interest on amounts outstanding under the Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes. We are also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $125,000,000. We were in compliance with all covenants under the Credit Agreement, including specified ratios, as of December 31, 2017.

Veritex Bank has issued three letters of credit as of December 31, 2017. The first letter of credit is in the amount of $1,767,000 to support payment of our insurance obligations. The principal amount of this letter of credit is collateralized by certain of our core equipment. The second letter of credit is in the amount of $583,000 to support our workers’ compensation insurance and is secured by a certificate of deposit. The third letter of credit is unsecured and in the amount of $75,000, to support certain of our performance obligations. None of the letters of credit count as funds borrowed under our Line of Credit.

Other Indebtedness.  We paid in full, during November 2017, one note payable to a finance company for various insurance premiums.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as capital leases. Our Consolidated Balance Sheets as of December 31, 2017 include capital lease obligations of $7,865,000.

Contractual Obligations.  We believe that our capital resources, including our short‑term investments, cash flow from operations, and funds available under our Line of Credit, will be adequate to meet our current operational needs. We believe that we will be able to finance our 2018 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our Line of Credit. However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic climate adversely affects the ability of our customers, and/or potential customers, to promptly pay amounts owing to us under their service contracts with us.

The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of December 31, 2017 (in thousands):

	Payments Due by Period
		Within			After
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
Operating lease obligations (office space)	$10,386	$1,588	$2,704	$2,176	$3,918
Capital lease obligations	7,865	2,713	5,132	20	—
Total	$18,251	$4,301	$7,836	$2,196	$3,918

Off‑Balance Sheet Arrangements

As of December 31, 2017, we had no off‑balance sheet arrangements under current GAAP. However, we do have operating leases discussed above in the “Liquidity and Capital Resources: Contractual Obligations” section and below in the “Recently Issued Accounting Pronouncements” section.

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

Impairment of Long‑Lived Assets.  We review long‑lived assets for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets, and the fair value of the assets is below the carrying value of the assets. Our forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on our anticipated future results while considering anticipated future oil and gas prices, which is fundamental in assessing demand for our services. If the carrying amounts of the assets exceed the estimated expected undiscounted future cash flows, we measure the amount of possible impairment by comparing the carrying amount of the asset to its fair value. No impairment charges were recognized for the years ended December 31, 2017, 2016 and 2015.

Leases.  We lease certain vehicles and seismic recording equipment under lease agreements. We evaluate each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. Any lease that does not meet the criteria for a capital lease is accounted for as an operating lease. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets. Assets under capital leases are amortized using the straight‑line method over the initial lease term. Amortization of assets under capital leases is included in depreciation expense.

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

Recently Issued Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act passed by the U.S. federal government in December 2017. This ASU is effective for the annual period beginning after December 15, 2018, and for annual and interim periods thereafter. We do not believe this ASU will have a material impact on our condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify accounting for share-based payments awarded to employees, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU was effective for the annual period beginning after December 15, 2016, and for annual and interim periods thereafter. We adopted ASU 2016-09 in the first quarter of 2017 and elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result of adopting this standard, we applied the modified retrospective approach and recorded a cumulative-effect adjustment within the Consolidated Statements of Stockholders’ Equity that had no material impact on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323), which stated additional qualitative disclosures should be considered to assess the significance of the impact upon adoption. This ASU is effective for the annual period beginning after December 15, 2018, and for annual and interim periods thereafter. Early adoption is permitted. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840. We are currently evaluating the new guidance and practical expedient to determine the impact they will have on our condensed consolidated financial statements and believe that the most significant change will be to our Condensed Consolidated Balance Sheets as our asset and liability balances will increase for operating leases that are currently off-balance sheet.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or modified approach to adopt ASU No. 2014-09. Subsequent amendments to the initial guidance have been issued in March 2016, April 2016, May 2016, December 2016, January 2017, and September 2017 within ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, ASU No. 2016-20, ASU No. 2017-03, and ASU No. 2017-13 regarding principal-versus-agent, performance obligations and licensing, assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. These updates do not change the core principle of the guidance under ASU No. 2014-09, but rather provide implementation guidance. This new standard must be adopted by us in our calendar year beginning January 1, 2018. We have completed our assessment of the new standard and are adopting the standard using the full retrospective method.

For further information regarding the impact of this ASU on our consolidated financial statements see Note 17, “Recently Issued Accounting Pronouncements” to the Consolidated Financial Statements.

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

Concentration of Credit Risk.  Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at December 31, 2017. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several smaller clients.

We generally provide services to certain key clients that account for a significant percentage of our accounts receivable at any given time. Our key clients vary over time. We extend credit to various companies in the oil and natural gas industry, including our key clients, for the acquisition of seismic data, which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in the economic or other conditions of our key clients and may accordingly impact our overall credit risk. If any of these significant clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, or for any other reason, our results of operations could be affected. Because of the nature of our contracts and clients’ projects, our largest clients can change from year to year, and the largest clients in any year may not be indicative of the largest clients in any subsequent year. During the twelve months ended December 31, 2017, our two largest clients accounted for approximately 27% of revenue. The remaining balance of our revenue derived from varied clients and none represented more than 10% of revenue.

Interest Rate Risk.  From time to time, we are exposed to the impact of interest rate changes on the outstanding indebtedness under our Credit Agreement.

We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short‑term investments. At December 31, 2017, cash and cash equivalents totaled $22,013,000.

For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors.”

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages F‑1 through F‑24 hereof and are incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a‑15(e) and 15d‑15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer, and our Executive Vice President, Chief Financial Officer, Secretary, and Treasurer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Executive Vice President, Chief Financial Officer, Secretary, and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our President and Chief Executive Officer, and Executive Vice President, Chief Financial Officer, Secretary, and Treasurer, we evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2017 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, we have concluded that, as of December 31, 2017, our internal control over financial reporting was effective. Our internal control over financial reporting as of December 31, 2017 has been audited by RSM US LLP, the independent registered public accounting firm who also audited our financial statements. Their attestation report appears on page F‑2.

Changes in Internal Control over Financial Reporting

In the fourth quarter of 2017, we added and/or modified certain internal controls and processes in preparation of adopting the new revenue recognition standard in January 2018 under the full retrospective approach. There have not been any additional changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) of the Exchange Act) during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Part IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this report:

(1)Financial Statements.

The following consolidated financial statements of the Company appear on pages F‑1 through F‑24 and are incorporated by reference into Part II, Item 8:

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

10.12

Eleventh Amendment to Amended and Restated Loan and Security Agreement, by and between the Registrant and Sovereign Bank, dated September 30, 2016, filed on October 6, 2016 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

10.13

Twelfth Amendment to Amended and Restated Loan and Security Agreement, by and between the Registrant and Sovereign Bank, dated November 23, 2016, filed on June 30, 2017 as Exhibit 10.2 to the registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.14

Thirteenth Amendment to Amended and Restated Loan and Security Agreement, by and between the Registrant and Sovereign Bank, dated June 30, 2017, filed on June 30, 2017 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

+10.15	The Executive Nonqualified “Excess” Plan Adoption Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K, filed on January 8, 2013, and incorporated herein by reference.

+10.16	The Executive Nonqualified Excess Plan Document, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed on January 8, 2013, and incorporated herein by reference.

+10.17

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

+10.38

Amended and Restated 2006 Stock Awards Plan of the Company (formerly known as the TGC Industries, Inc. 2006 Stock Awards Plan, i.e., the Legacy TGC Plan), filed on June 5, 2015 as Exhibit 10.1 to the Company’s Current Report on Form 8‑K (File No. 001‑32472), and incorporated herein by reference.

+10.39	Dawson Geophysical Company 2016 Stock and Performance Incentive Plan, filed on May 5, 2016 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of RSM US LLP, independent registered public accountants to incorporation of report by reference.

*23.2	Consent of Ernst & Young LLP, independent registered public accountants to incorporation of report by reference.

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*           Filed herewith.

+          Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 9th day of March, 2018.

DAWSON GEOPHYSICAL COMPANY

By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen C. Jumper Stephen C. Jumper	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	03-09-18

/s/ Wayne A. Whitener Wayne A. Whitener	Vice Chairman of the Board of Directors	03-09-18

/s/ William J. Barrett William J. Barrett	Director	03-09-18

/s/ Craig W. Cooper Craig W. Cooper	Director	03-09-18

/s/ Gary M. Hoover Gary M. Hoover	Director	03-09-18

/s/ Allen T. McInnes Allen T. McInnes	Director	03-09-18

/s/ Ted R. North Ted R. North	Director	03-09-18

/s/ Mark A. Vander Ploeg Mark A. Vander Ploeg	Director	03-09-18

/s/ James K. Brata James K. Brata	Executive Vice President, Chief Financial Officer, Secretary, and Treasurer (principal financial and accounting officer)	03-09-18

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Dawson Geophysical Company

Opinion on the Internal Control Over Financial Reporting

We have audited Dawson Geophysical Company's (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the years then ended of the Company and our report dated March 9, 2017 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Houston, Texas

March 9, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Dawson Geophysical Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dawson Geophysical Company and its subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the years then ended, and the related notes to the consolidated financial statements.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 9, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2016.

Houston, Texas

March 9, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Dawson Geophysical Company

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Dawson Geophysical Company for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas, Texas
March 15, 2016

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$22,013	$14,624
Short-term investments	16,583	40,250
Accounts receivable, net of allowance for doubtful accounts of $250
at December 31, 2017 and 2016	33,138	16,031
Current maturities of notes receivable	695	—
Prepaid expenses and other current assets	4,677	4,822
Total current assets	77,106	75,727

Property and equipment	307,844	324,950
Less accumulated depreciation	(221,271)	(214,033)
Property and equipment, net	86,573	110,917

Notes receivable, net of current maturities	841	—
Intangibles, net	494	487
Long-term deferred tax assets, net	224	535

Total assets	$165,238	$187,666

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,933	$5,617
Accrued liabilities:
Payroll costs and other taxes	1,151	885
Other	4,314	2,983
Deferred revenue	3,699	3,155
Current maturities of notes payable and obligations under capital leases	2,712	2,357
Total current liabilities	17,809	14,997

Long-term liabilities:
Notes payable and obligations under capital leases, net of current maturities	5,153	—
Deferred tax liabilities, net	874	146
Other accrued liabilities	150	1,639
Total long-term liabilities	6,177	1,785

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
21,836,617 and 21,704,851 shares issued, and 21,788,172 and 21,656,406
shares outstanding at December 31, 2017 and 2016, respectively	218	217
Additional paid-in capital	143,835	142,998
Retained (deficit) earnings	(2,021)	29,265
Treasury stock, at cost; 48,445 shares at December 31, 2017 and December 31, 2016	—	—
Accumulated other comprehensive loss, net	(780)	(1,596)
Total stockholders’ equity	141,252	170,884

Total liabilities and stockholders’ equity	$165,238	$187,666

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015

Operating revenues	$157,148	$133,330	$234,685
Operating costs:
Operating expenses	139,164	121,661	205,566
General and administrative	16,189	16,822	22,729
Depreciation and amortization	39,235	44,283	47,072
	194,588	182,766	275,367

Loss from operations	(37,440)	(49,436)	(40,682)

Other income (expense):
Interest income	306	347	159
Interest expense	(158)	(260)	(609)
Other income	712	3,108	1,098
Loss before income tax	(36,580)	(46,241)	(40,034)

Income tax benefit (expense):
Current	6,077	396	(291)
Deferred	(763)	6,053	14,046
	5,314	6,449	13,755

Net loss	(31,266)	(39,792)	(26,279)

Other comprehensive income (loss):
Net unrealized income (loss) on foreign exchange rate translation, net	816	228	(1,480)

Comprehensive loss	$(30,450)	$(39,564)	$(27,759)

Basic loss per share attributable to common stock	$(1.44)	$(1.84)	$(1.27)

Diluted loss per share attributable to common stock	$(1.44)	$(1.84)	$(1.27)

Weighted average equivalent common shares outstanding	21,694,645	21,611,562	20,688,185

Weighted average equivalent common shares outstanding - assuming dilution	21,694,645	21,611,562	20,688,185

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

					Accumulated
	Common Stock		Additional	Retained	Other
	Number		Paid-in	Earnings	Comprehensive
	Of Shares	Amount	Capital	(Deficit)	(Loss) Income	Total
Balance December 31, 2014	14,216,540	$142	$99,084	$95,336	$(344)	$194,218
Net loss				(26,279)		(26,279)
Unrealized loss on foreign exchange rate translation					(2,106)
Income tax benefit					626
Other comprehensive loss					(1,480)	(1,480)
Stock consideration issued in merger	7,381,476	74	42,828			42,902
Issuance of common stock under stock compensation plans	14,212	—	—			—
Tax deficit recorded to hypothetical apic pool			(551)			(551)
Stock-based compensation expense			890			890
Issuance of common stock as compensation	58,937	—	266			266
Shares exchanged for taxes on stock-based compensation	(41,855)	—	(248)			(248)
Balance December 31, 2015	21,629,310	216	142,269	69,057	(1,824)	209,718
Net loss				(39,792)		(39,792)
Unrealized gain on foreign exchange rate translation					496
Income tax expense					(268)
Other comprehensive gain					228	228
Issuance of common stock under stock compensation plans	20,221	—	—
Tax deficit recorded to hypothetical apic pool			(77)			(77)
Stock-based compensation expense			462			462
Issuance of common stock as compensation	66,200	1	416			417
Shares exchanged for taxes on stock-based compensation	(10,880)	—	(72)			(72)
Balance December 31, 2016	21,704,851	217	142,998	29,265	(1,596)	170,884
Impact of adopting ASU 2016-09			20	(20)		—
Net loss				(31,266)		(31,266)
Unrealized gain on foreign exchange rate translation					1,091
Income tax expense					(275)
Other comprehensive gain					816	816
Issuance of common stock under stock compensation plans	92,448	1	(1)			—
Stock-based compensation expense			656			656
Issuance of common stock as compensation	67,498		320			320
Shares exchanged for taxes on stock-based compensation	(28,180)		(158)			(158)
Balance December 31, 2017	21,836,617	$218	$143,835	$(2,021)	$(780)	$141,252

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,266)	$(39,792)	$(26,279)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	39,235	44,283	47,072
Noncash compensation	976	879	1,156
Deferred income tax expense (benefit)	763	(6,053)	(14,046)
Gain on proceeds from insurance settlements	—	(2,269)	(407)
Change in other accrued long-term liabilities	(1,489)	(195)	1,834
(Gain) loss on disposal of assets	(1,714)	(167)	815
Other	(91)	186	(81)
Change in current assets and liabilities:
(Increase) decrease in accounts receivable	(16,696)	19,669	15,883
Decrease in prepaid expenses and other current assets	401	1,328	1,752
Increase (decrease) in accounts payable	1,176	(4,326)	(3,128)
Increase (decrease) in accrued liabilities	1,458	(1,810)	(4,579)
Increase (decrease) in deferred revenue	544	(2,991)	620
Net cash (used in) provided by operating activities	(6,703)	8,742	20,612
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from merger	—	—	12,382
Capital expenditures, net of noncash capital expenditures summarized below	(8,675)	(8,251)	(6,846)
Proceeds from maturity of short-term investments	61,250	91,750	34,500
Acquisition of short-term investments	(37,583)	(111,000)	(26,750)
Proceeds from disposal of assets	1,325	1,922	1,501
Proceeds from flood insurance claims	375	2,850	1,000
Proceeds from notes receivable	96	—	—
Net cash provided by (used in) investing activities	16,788	(22,729)	15,787
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory note	—	—	5,144
Principal payments on notes payable	(2,186)	(7,554)	(16,348)
Principal payments on capital lease obligations	(1,076)	(780)	(1,535)
Excess tax benefit from share-based payment arrangement	—	(77)	(551)
Tax withholdings related to stock-based compensation awards	(158)	(72)	(316)
Net cash used in financing activities	(3,420)	(8,483)	(13,606)
Effect of exchange rate changes on cash and cash equivalents	724	85	(428)
Net increase (decrease) in cash and cash equivalents	7,389	(22,385)	22,365
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,624	37,009	14,644
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,013	$14,624	$37,009
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$143	$260	$620
Cash paid for income taxes	$—	$33	$692
Cash received for income taxes	$4,791	$348	$752
NONCASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in accrued purchases of property and equipment	$(907)	$1,542	$(52)
Capital lease obligations incurred	$8,542	$—	$126
Stock consideration to consummate the merger	$—	$—	$42,902
Financed insurance premiums	$248	$—	$1,046
Equipment sales financed for buyer	$(1,500)	$—	$—
Sales tax on equipment sales financed for buyer	$(132)	$—	$—

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Eagle Canada, Inc., Dawson Seismic Services Holdings, Inc., Eagle Canada Seismic Services ULC and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

For purposes of the financial statements, the Company considers demand deposits, certificates of deposit, overnight investments, money market funds and all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

Management determines the need for any allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs and its current client base. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets, and the fair value of the assets is below the carrying value of the assets. Management’s forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on the Company’s anticipated future results, while considering anticipated future oil and natural gas prices which is fundamental in assessing demand for the Company’s services. If the carrying amounts of the assets exceed the estimated expected undiscounted future cash flows, the Company measures the amount of possible impairment by comparing the carrying amount of the assets to the fair value. No impairment charges were recognized for the years ended December 31, 2017, 2016 and 2015.

Leases

The Company leases certain seismic recording equipment and vehicles under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. Any lease that does not meet the criteria for a capital lease is accounted for as an operating lease. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets. Assets under capital leases are amortized using the straight-line method over the initial lease term. Amortization of assets under capital leases is included in depreciation expense.

Intangibles

The Company has intangible assets consisting primarily of trademarks/tradenames (which are not amortized) resulting from a business combination. The Company tests for impairment on an annual basis during the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. No impairment charges were recognized for the years ended December 31, 2017, 2016 and 2015.

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

Stock-Based Compensation

The Company measures all stock-based compensation awards, which include stock options, restricted stock, restricted stock units and common stock awards, using the fair value method and recognizes compensation expense, net of actual forfeitures, as operating or general and administrative expense, as appropriate, in the Consolidated Statements of Operations and Comprehensive Loss on a straight-line basis over the vesting period of the related awards.

Foreign Currency Translation

The U.S. Dollar is the reporting currency for all periods presented. The functional currency of the Company’s foreign subsidiaries is generally the local currency. Any transactions denominated in a currency other than the functional currency are remeasured with the resulting unrealized gain or loss recognized in the Consolidated Statements of Operations and Comprehensive Loss as other income (expense).  All assets and liabilities in the functional currency are then translated into U.S. Dollars at the exchange rate on the balance sheet date. Income and expenses are translated using the exchange rate applicable to each transaction. Equity transactions are translated using historical exchange rates. Adjustments resulting from translation are recorded as a separate component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Realized foreign currency transaction gains (losses) are included in the Consolidated Statements of Operations and Comprehensive Loss as other income (expense).

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

Reclassifications

Certain reclassifications have been made to the years ended December 31, 2016 and 2015 consolidated financial statements to conform to the 2017 presentation. This includes reclassifications on the Consolidated Statements of Cash Flows for the adoption in 2016 of ASU No 2016-05.

2.Short-Term Investments

 The Company had short-term investments at December 31, 2017 and 2016 consisting of certificates of deposit with original maturities greater than three months but less than a year. Certificates of deposits with any given banking institution did not exceed the FDIC insurance limit at December 31, 2017 or 2016.

3.           Fair Value of Financial Instruments

At December 31, 2017 and 2016, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, accounts receivable, other current assets, accounts payable, other current liabilities and notes payable. At December 31, 2017, the Company’s financial instruments also included notes receivable. Due to the short-term maturities of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes receivable and notes payable approximate their fair value based on a comparison with the prevailing market interest rates. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes receivable, notes payable and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

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

5.           Property and Equipment

Property and equipment (in thousands), together with the related estimated useful lives at December 31, 2017 and 2016, were as follows:

	December 31,
	2017	2016	Useful Lives
Land, building and other	$16,610	$15,777	3 to 40 years
Recording equipment	183,841	199,068	5 to 10 years
Line clearing equipment	11	1,071	5 years
Vibrator energy sources	79,694	79,162	5 to 15 years
Vehicles	27,688	29,872	1.5 to 10 years
	307,844	324,950
Less accumulated depreciation	(221,271)	(214,033)
Property and equipment, net	$86,573	$110,917

6.           Supplemental Consolidated Balance Sheet Information

Other current liabilities (in thousands) consist of the following at December 31, 2017 and 2016:

	December 31,
	2017	2016
Accrued self-insurance reserves	$2,799	$1,422
Other accrued expenses and current liabilities	1,515	1,561
Other current liabilities	$4,314	$2,983

7.           Debt

On June 30, 2015, the Company entered into an amendment to its Credit Agreement with its lender, Sovereign Bank for the purpose of renewing, extending and increasing the Company’s line of credit under such agreement. The Credit Agreement was renewed on June 30, 2017. In a merger effective September 11, 2017, Sovereign Bank merged with and into Veritex Bank.

Credit Agreement

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

The Company paid off the remaining equipment note payable during the third quarter of 2017. The Company does not currently have any notes payable under the Credit Agreement.

The Company’s obligations under the Line of Credit are secured by a security interest in the Company’s accounts receivable and certain of the Company’s core equipment, and the term loans are also secured by certain of the Company’s core equipment. Interest on amounts outstanding under the Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes. The Company is also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $125,000,000. The Company was in compliance with all covenants under the Credit Agreement, including specified ratios, as of December 31, 2017.

Veritex Bank has issued three letters of credit as of December 31, 2017. The first letter of credit is in the amount of $1,767,000 to support payment of certain insurance obligations of the Company. The principal amount of this letter of credit is collateralized by certain of the Company’s core equipment. The second letter of credit is in the amount of $583,000 to support the company’s workers’ compensation insurance and is secured by a certificate of deposit. The third letter of credit is unsecured and in the amount of $75,000 to support certain performance obligations of the Company. None of the letters of credit count as funds borrowed under the Company’s Line of Credit.

Other Indebtedness

The Company paid in full, during November 2017, one note payable to a finance company for various insurance premiums.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as capital leases. The Company’s Consolidated Balance Sheets as of December 31, 2017 and 2016 include capital lease obligations of $7,865,000 and $419,000, respectively.

Maturities of Debt

The Company’s aggregate principal amount (in thousands) of outstanding notes payable and the interest rates and monthly payments as of December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Notes payable to commercial banks
Aggregate principal amount outstanding	$—	$1,938
Interest rates	—	3.50% - 4.50%

The Company’s aggregate maturities of obligations under capital leases (in thousands) at December 31, 2017 are as follows:

January 2018 - December 2018	$2,713
January 2019 - December 2019	2,841
January 2020 - December 2020	2,291
January 2021 - December 2021	20
Obligations under capital leases	$7,865

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

In 2016, the Company adopted the 2016 Plan. The 2016 Plan, which provides for the issuance of up to 1,000,000 shares of authorized Company common stock. As of December 31, 2017, there were approximately 684,416 shares available for future issuance. The 2016 Plan provides for the issuance of stock-based compensation awards, including stock options, common stock, restricted stock, restricted stock units and other forms. Stock option grant prices awarded under the 2016 Plan may not be less than the fair market value of the common stock subject to such option on the grant date, and the term of stock options shall extend no more than ten years after the grant date. The 2016 Plan terminates May 5, 2026.

In 2006, Legacy Dawson adopted the Legacy Dawson Plan, which was amended and restated in connection with the Merger. The Legacy Dawson Plan provided for the issuance of stock-based compensation awards, including stock options, common stock, restricted stock, restricted stock units and other forms. Stock option grant prices awarded under the Legacy Dawson Plan were required to be no less than the fair market value of the common stock subject to such option on the grant date, and the term of stock options was limited to no more than ten years after the grant date. The Legacy Dawson Plan terminated on November 28, 2016 and, upon the effectiveness of the 2016 Plan on May 5, 2016, has had no shares available for future issuance.

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

Impact of Stock-Based Compensation:

The following table summarizes stock-based compensation expense (in thousands), which is included in operating or general and administrative expense, as appropriate, in the Consolidated Statements of Operations and Comprehensive Loss, for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Stock options	$—	$42	$—
Restricted stock awards	495	347	363
Restricted stock unit awards	161	73	526
Common stock awards	320	417	267
Total compensation expense	$976	$879	$1,156

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

A summary of the outstanding stock options as of December 31, 2017 as well as activity during the year then ended is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Balance as of December 31, 2016	369,464	$12.70
Forfeited	(25,731)	$11.42
Expired	(32,810)	$16.79
Balance as of December 31, 2017	310,923	$12.37	1.23
Exercisable as of December 31, 2017	310,923	$12.37	1.23

Stock options issued under both the Legacy TGC plan and Legacy Dawson plans are a combination of incentive stock options and non-qualified stock options. For incentive stock options, no tax deduction is recorded when options are awarded. If an excise and sale of vested options results in a disqualifying disposition, a tax deduction for the Company occurs.

Outstanding options at December 31, 2017 expire during the period from December 2018 to July 2019. The intrinsic value of the outstanding options at December 31, 2017 was zero. There were no unrecognized compensation costs related to stock options as of December 31, 2017.

There were no options granted or vested, and there were no excess tax benefits from disqualifying dispositions during the years ended December 31, 2017, 2016 and 2015. No options were exercised during the years ended December 31, 2017, 2016 and 2015.

No cash was received from option exercises during the years ended December 31, 2017, 2016 and 2015.

Restricted Stock Awards:

There were no restricted stock grants in the year ended December 31, 2017. The Company granted 87,000 non-participating restricted stock awards during the year ended December 31, 2016 with a weighted average grant date fair value of $2.96. There were no restricted stock grants in the year ended December 31, 2015. The fair value of non-participating restricted stock awards equals the market price of the Company’s stock on the grant date and generally vest in three years or in annual increments over three years.

A summary of the status of the Company’s nonvested non-participating restricted stock awards as of December 31, 2017 and activity during the year then ended is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2016	87,000	$2.96
Vested	(10,833)	$7.00
Forfeited	(5,000)	$2.96
Nonvested as of December 31, 2017	71,167	$4.19

As of December 31, 2017, there were approximately $137,000 of unrecognized compensation costs related to nonvested non-participating restricted stock awards. These costs are expected to be recognized over a weighted average period of 1.12 years.

The aggregate vesting date fair value of restricted stock for the year ended December 31, 2017 was $84,000. There were no vestings of restricted stock for the years ended December 31, 2016 and 2015.

Restricted Stock Unit Awards:

The Company granted 227,000, 196,400, and 10,000 restricted stock unit awards during the years ended December 31, 2017, 2016 and 2015, respectively, with a weighted average grant date fair value of $3.96, $2.96 and $5.76, respectively. The fair value of restricted stock unit awards equals the market price of the Company’s stock on the grant date and generally vest in one to three years or in annual increments over three years.

A summary of the Company’s nonvested restricted stock unit awards as of December 31, 2017 and activity during the year then ended is as follows:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2016	253,315	$4.24
Granted	227,000	$3.96
Vested	(81,615)	$6.58
Forfeited	(5,000)	$3.97
Nonvested as of December 31, 2017	393,700	$3.60

As of December 31, 2017, there were approximately $921,000 of unrecognized compensation costs related to nonvested restricted stock unit awards. These costs are expected to be recognized over a weighted average period of 1.81 years.

The aggregate vesting date fair value of restricted stock units for the years ended December 31, 2017, 2016 and 2015 was $422,000, $156,000 and $85,000, respectively.

Common Stock Awards:

The Company granted common stock awards with immediate vesting to outside directors and employees during the years ended December 31, 2017, 2016 and 2015 as follows:

	Number of Common Stock Awards	Weighted Average Grant Date Fair Value
Year ended December 31, 2017	67,498	$4.74
Year ended December 31, 2016	66,200	$6.31
Year ended December 31, 2015	58,937	$4.53

9.           Dividends

The Company has not paid dividends during calendar years 2017, 2016 and 2015. While there are currently no restrictions prohibiting the Company from paying dividends, the board of directors, after consideration of economic and market conditions affecting the energy industry in general, and the oilfield services business in particular, determined that the Company would not pay a dividend in respect of the Company’s common stock for the foreseeable future. Payment of any dividends in the future will be at the discretion of the Company’s board and will depend on our financial condition, results of operations, capital and legal requirements, and other factors deemed relevant by the board.

10.         Employee Benefit Plans

The Company provides a 401(k) plan as part of its employee benefits package in order to retain quality personnel. Legacy Dawson elected to match 100% of the employee contributions up to a maximum of 6% of the participant’s applicable compensation under the Legacy Dawson 401(k) plan for the years ended December 31, 2017, 2016 and 2015. Legacy Dawson's 401(k) plan was retained in connection with the Merger. Legacy TGC’s 401(k) plan, which was terminated in connection with the Merger, is consistent with Legacy Dawson’s 401(k) plan except Legacy TGC matched 50% of the employee’s contribution up to a maximum of 6% of the participant’s applicable compensation. The Company’s matching contributions under Legacy Dawson’s 401(k) plan for the years ended December 31, 2017, 2016 and 2015 were approximately $1,480,000, $1,658,000, and $1,849,000, respectively. Legacy TGC’s employees rolled into the Legacy Dawson 401(k) plan during 2015. In addition, the Company’s matching contributions to the Legacy TGC 401(k) plan (prior to such plan’s termination) during 2015 were $98,000.

11.         Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs for the years ended December 31, 2017, 2016 and 2015 totaled $371,000, $372,000, and $466,000, respectively.

12.         Income Taxes

The Company’s components of loss before income taxes (in thousands) are as follows:

	Year Ended December 31,
	2017	2016	2015
Domestic	$(31,714)	$(41,162)	$(36,230)
Foreign	(4,866)	(5,079)	(3,804)
Loss before income taxes	$(36,580)	$(46,241)	$(40,034)

The Company’s components of income tax benefit (in thousands) are as follows:

	Year Ended December 31,
	2017	2016	2015
Current federal benefit	$40	$215	$280
Current state benefit (expense)	3,545	181	(571)
Current foreign benefit	2,492	—	—
Deferred federal (expense) benefit	(51)	5,795	12,499
Deferred state benefit (expense)	697	(847)	860
Deferred foreign (expense) benefit	(1,409)	1,105	687
Income tax benefit	$5,314	$6,449	$13,755

The 2017 Tax Cuts and Jobs Act was enacted on December 22, 2017 resulting in significant changes to the Internal Revenue Code. This reform changed the U.S. Statutory tax rate from 35% to 21% for tax years beginning after December 31, 2017. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring the domestic deferred tax assets and liabilities as well as reassessing the net realizability of deferred tax assets and liabilities. Due to the Company’s current loss position and domestic valuation allowances, this tax reform will not have a material impact on the consolidated financials.

In December 2017, the Securities and Exchange Commission staff issued Accounting Bulleting No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows companies to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. Due to the Tax Cuts and Jobs act being enacted in late fourth quarter of 2017 and subsequent guidance expected throughout the next 12 months, the accounting of deferred tax re-measurement is considered incomplete due to forthcoming guidance and the ongoing analysis of final year-end data and tax positions. Analysis is expected to be completed within the measurement period in accordance with SAB 118. Subsequent adjustments are not expected to have a material impact on the consolidated financials due to the domestic loss position and the associated valuation allowances on the domestic deferred tax assets.

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to losses before income taxes as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Tax benefit computed at statutory rate of 35%	$12,803	$16,184	$14,012
Change in valuation allowance	(4,564)	(10,200)	(502)
State income tax benefit (expense), net of federal tax	2,757	(433)	423
Foreign losses	1,593	985	954
Transaction costs	—	—	(445)
Tax reform impact to deferred tax balances (1)	(7,590)	—	—
Other	315	(87)	(687)
Income tax benefit	$5,314	$6,449	$13,755

(1)

Due to the Tax Cuts and Jobs Act enacted on December 22, 2017, the Company’s domestic deferred tax assets and liabilities were remeasured from 35% to 21% as of December 31, 2017. The change in tax rate resulted in a decrease to the gross domestic deferred tax asset which is offset by a corresponding decrease to the valuation allowance.

The principal components of the Company’s net deferred tax (liabilities) assets are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Federal tax net operating loss ("NOL") carryforward	$21,014	$32,746
Foreign tax NOL carryforward	4,410	4,486
Deferred revenue	626	462
Restricted stock and restricted stock unit awards	192	318
Workers’ compensation	64	74
State tax NOL carryforward	1,529	1,223
Self-insurance	128	219
Canadian start-up costs	156	275
Alternative Minimum Tax ("AMT") credit carryforward	315	315
Foreign tax credit	—	1,874
Foreign deferred taxes	874	(535)
Other comprehensive income	242	786
Uncertain tax positions	—	512
Other	80	271
Gross deferred tax assets	29,630	43,026
Less valuation allowances	(17,366)	(13,602)
Net deferred tax assets	12,264	29,424
Deferred tax liabilities:
Property and equipment	(12,914)	(29,035)
Net deferred tax (liabilities) assets	$(650)	$389
Foreign deferred tax (liabilities) assets	$(874)	$535
Domestic deferred tax assets (liabilities)	224	(146)
Net deferred tax (liabilities) assets	$(650)	$389

At December 31, 2017, the Company had a NOL for U.S. federal income tax purposes of approximately $100,065,000. This NOL will begin to expire in 2027. The Company will carry forward the tax benefits related to federal NOL of approximately $21,014,000. The Company also had state NOL’s that will affect state taxes of approximately $1,935,000 at December 31, 2017. State NOL’s began to expire in 2015. The Company also had a Canadian NOL of $16,963,000 that will begin to expire in 2037.

In evaluating the possible sources of taxable income during 2017, the Company determined it is more likely than not that the remaining deferred tax assets will not be realizable. As a result, the Company recorded full valuation allowances against its federal and state deferred tax assets with the exception of its trademark intangible and the AMT credit which will be refundable within the next five years. A partial valuation allowance was recorded against foreign deferred tax assets excluding losses which are expected to be absorbed by future temporary differences.

A summary of the Company’s gross uncertain tax positions at December 31, 2017 and 2016 as well as activity for the years then ended are as follows (in thousands):

	December 31,
	2017	2016
Balance at beginning of year	$1,489	$1,684
Decrease in prior year tax positions	—	(14)
Increase in current year tax positions	—	157
Liability statute expiration	(1,489)	(338)
Balance at end of year	$—	$1,489

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.

Due to the resolution of amended federal, state and foreign tax returns and the expiration of various statutes of limitations, the full uncertain tax positions balance at December 31, 2016 reversed in the twelve months ended December 31, 2017.

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

A reconciliation of the loss per share attributable to common stock is as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016	2015
Net loss	$(31,266)	$(39,792)	$(26,279)
Income allocable to unvested participating restricted stock	—	—	—
Basic loss attributable to common stock	$(31,266)	$(39,792)	$(26,279)
Reallocation of participating earnings	—	—	—
Diluted loss attributable to common stock	$(31,266)	$(39,792)	$(26,279)
Weighted average common shares outstanding:
Basic	21,694,645	21,611,562	20,688,185
Dilutive common stock options, restricted stock unit awards and non-participating restricted stock awards	—	—	—
Diluted	21,694,645	21,611,562	20,688,185
Basic loss attributable to a share of common stock	$(1.44)	$(1.84)	$(1.27)
Diluted loss attributable to a share of common stock	$(1.44)	$(1.84)	$(1.27)

The Company had a net loss in the years ended December 31, 2017, 2016 and 2015. As a result, all stock options, restricted stock unit awards, and non-participating restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss attributable to a share of common stock for the respective periods. The following weighted average numbers of stock options, restricted stock unit awards, and non-participating restricted stock awards have been excluded from the calculation of diluted loss per share attributable to common stock, as their effect would be anti-dilutive for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Stock options	338,355	411,763	425,981
Restricted stock unit awards	332,221	268,461	126,596
Non-participating restricted stock awards	73,296	76,303	—
Total	743,872	756,527	552,577

The Company has not awarded participating restricted stock for the years ended December 31, 2017, 2016 and 2015.

14.         Major Clients

The Company operates in only one business segment, contract seismic data acquisition and processing services.  Sales to these clients, as a percentage of operating revenues that exceeded 10%, were as follows:

	Year Ended December 31,
	2017	2016	2015
A	17%	13%	21%
B	10%	—	15%

The Company does not believe that the loss of any client listed above would have a material adverse effect on the Company.

15.         Areas of Operation

The U.S. and Canada are the only countries of operation for the Company.

Revenues for the year ended December 31, 2017 were $157,148,000 with $135,058,000 earned in the U.S. and $22,090,000 earned in Canada. Revenues for the year ended December 31, 2016 were $133,330,000 with $122,522,000 earned in the U.S. and $10,808,000 earned in Canada. Revenues for the year ended December 31, 2015 were $234,685,000 with $222,154,000 earned in the U.S. and $12,531,000 earned in Canada.

Net long-lived assets as of December 31, 2017 were approximately $86,573,000, with $76,751,000 located in the U.S. and $9,822,000 located in Canada. Net long-lived assets as of December 31, 2016 were approximately $110,917,000, with $105,059,000 located in the U.S. and $5,858,000 located in Canada.

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

The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of December 31, 2017 (in thousands):

	Payments Due by Period
		Within			After
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Operating lease obligations (office space)	$10,386	$1,588	$2,704	$2,176	$3,918

Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records deferred rent as the difference between the amount charged to expense and the rent paid. Rental expense under the Company’s operating leases with initial terms exceeding one year was $1,785,000 for the year ended December 31, 2017, $1,907,000 for the year ended December 31, 2016, and $1,691,000 for the year ended December 31, 2015.

As of December 31, 2017, the Company had three letters of credit issued by Veritex Bank. The first letter of credit is in the amount of $1,767,000 to support payment of our insurance obligations. The principal amount of this letter of credit is collateralized by certain of our core equipment. The second letter of credit is in the amount of $583,000 to support the Company’s workers’ compensation insurance and is secured by a certificate of deposit. The third letter of credit is unsecured and in the amount of $75,000 to support certain of our performance obligations of the Company. None of the letters of credit count as funds borrowed under our Line of Credit.

17.         Recently Issued Accounting Pronouncements

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act passed by the U.S. federal government in December 2017. This ASU is effective for the annual period beginning after December 15, 2018, and for annual and interim periods thereafter. The Company does not believe this ASU will have a material impact on its condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify accounting for share-based payments awarded to employees, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU was effective for the annual period beginning after December 15, 2016, and for annual and interim periods thereafter. The Company adopted ASU 2016-09 in the first quarter of 2017 and elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As a result of adopting this standard, the Company applied the modified retrospective approach and recorded a cumulative-effect adjustment within the Consolidated Statements of Stockholders’ Equity that had no material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323), which stated additional qualitative disclosures should be considered to assess the significance of the impact upon adoption. This ASU is effective for the annual period beginning after December 15, 2018, and for annual and interim periods thereafter. Early adoption is permitted. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840. The Company is currently evaluating the new guidance and practical expedient to determine the impact they will have on its condensed consolidated financial statements and believes that the most significant change will be to its Condensed Consolidated Balance Sheets as its asset and liability balances will increase for operating leases that are currently off-balance sheet.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. Entities have the option of using either a full retrospective or modified approach to adopt ASU No. 2014-09. Subsequent amendments to the initial guidance have been issued in March 2016, April 2016, May 2016, December 2016, January 2017, and September 2017 within ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, ASU No. 2016-20, ASU No. 2017-03, and ASU No. 2017-13 regarding principal-versus-agent, performance obligations and licensing, assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. These updates do not change the core principle of the guidance under ASU No. 2014-09, but rather provide implementation guidance. This new standard must be adopted by the Company in our calendar year beginning January 1, 2018. The Company has completed its assessment of the new standard and are adopting the standard using the full retrospective method.

The expected impact of adopting the new standard on the Company’s 2017 and 2016 consolidated financial statements will not have a material impact on the overall operating results of the Company and is reflected below. The primary impact of adopting the new standard will be delayed recognition of certain miscellaneous revenues and certain fulfillment costs that are being recognized as incurred under our current revenue recognition policy. These revenues and expenses will be estimated and allocated over the life of the contract rather than recognized as services are provided.

Select line items from the Company’s Consolidated Statements of Operations and Comprehensive Loss which reflect the expected adoption of the new standard will be as follows (in thousands except per share data):

	Year Ended December 31,
	2017	2016
Operating revenues	$156,532	$137,640
Operating expenses	$139,072	$124,024
Loss from operations	$(37,964)	$(47,489)
Net loss	$(31,790)	$(37,845)
Diluted loss per share attributed to common stock	$(1.47)	$(1.75)

There will be no effect on income taxes for the years ended December 31, 2017 and 2016 as the Company is in a full valuation allowance domestically.

Select line items from the Company’s Consolidated Balance Sheets which reflect the expected adoption of the new standard are as follows (in thousands):

December 31, 2017
Accounts receivable, net	$33,157
Prepaid expenses and other current assets	$7,339
Deferred revenue	$6,314

18.         Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk at any given time may consist of cash and cash equivalents, money market funds and overnight investment accounts, short-term investments in certificates of deposit, trade and other receivables and other current assets. At December 31, 2017 and 2016, the Company had deposits with domestic and international banks in excess of federally insured limits. Management believes the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds.

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

19.         Quarterly Consolidated Financial Data (unaudited and in thousands, except per share data)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Year ended December 31, 2017:
Operating revenues	$41,927	$30,469	$45,627	$39,125
Loss from operations	$(12,141)	$(15,385)	$(4,136)	$(5,778)
Net loss	$(9,154)	$(14,809)	$(2,759)	$(4,544)
Basic loss per share attributable to common stock	$(0.42)	$(0.68)	$(0.13)	$(0.21)
Diluted loss per share attributable to common stock	$(0.42)	$(0.68)	$(0.13)	$(0.21)
Year ended December 31, 2016:
Operating revenues	$47,055	$28,086	$28,122	$30,067
Loss from operations	$(10,631)	$(13,266)	$(14,257)	$(11,282)
Net loss	$(8,600)	$(11,589)	$(12,416)	$(7,187)
Basic loss per share attributable to common stock	$(0.40)	$(0.54)	$(0.57)	$(0.33)
Diluted loss per share attributable to common stock	$(0.40)	$(0.54)	$(0.57)	$(0.33)

Basic and diluted loss per share attributable to common stock are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted information may not equal the annual basic and diluted loss per share attributable to common stock.