Form 10-Q
period 2018-03-31
DAWSON GEOPHYSICAL CO
filed 2018-05-08
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 4, 2018
Common Stock, $0.01 par value	21,803,753 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and amounts in thousands, except share data)

	March 31,	December 31,
	2018	2017
		(as adjusted)
Assets
Current assets:
Cash and cash equivalents	$17,608	$22,013
Short-term investments	17,583	16,583
Accounts receivable, net	41,215	33,156
Current maturities of notes receivable	50	695
Prepaid expenses and other current assets	9,396	7,340
Total current assets	85,852	79,787

Property and equipment, net	82,056	86,573

Notes receivable, net of current maturities	1,486	841

Intangibles, net	461	494

Long-term deferred tax assets, net	224	224

Total assets	$170,079	$167,919

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$9,057	$5,933
Accrued liabilities:
Payroll costs and other taxes	3,093	1,151
Other	4,175	4,314
Deferred revenue	5,833	6,314
Current maturities of notes payable and obligations under capital leases	3,017	2,712
Total current liabilities	25,175	20,424

Long-term liabilities:
Notes payable and obligations under capital leases, net of current maturities	4,446	5,153
Deferred tax liabilities, net	816	874
Other accrued liabilities	150	150
Total long-term liabilities	5,412	6,177

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
22,942,386 and 22,926,026 shares issued, and 22,893,941 and 22,877,581
shares outstanding at March 31, 2018 and December 31, 2017, respectively	229	229
Additional paid-in capital	152,093	151,881
Retained deficit	(11,678)	(10,012)
Treasury stock, at cost; 48,445 shares at March 31, 2018 and December 31, 2017	—	—
Accumulated other comprehensive loss, net	(1,152)	(780)
Total stockholders’ equity	139,492	141,318

Total liabilities and stockholders’ equity	$170,079	$167,919

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited and amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
		(as adjusted)

Operating revenues	$49,880	$42,366
Operating costs:
Operating expenses	38,759	39,974
General and administrative	4,083	4,355
Depreciation and amortization	8,678	10,176
	51,520	54,505

Loss from operations	(1,640)	(12,139)

Other (expense) income:
Interest income	37	80
Interest expense	(88)	(22)
Other (expense) income	(49)	106
Loss before income tax	(1,740)	(11,975)

Income tax benefit	31	2,823

Net loss	(1,709)	(9,152)

Other comprehensive (loss) income:
Net unrealized (loss) income on foreign exchange rate translation, net	(329)	97

Comprehensive loss	$(2,038)	$(9,055)

Basic loss per share of common stock	$(0.07)	$(0.40)

Diluted loss per share of common stock	$(0.07)	$(0.40)

Weighted average equivalent common shares outstanding	22,879,805	22,742,516

Weighted average equivalent common shares outstanding - assuming dilution	22,879,805	22,742,516

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and amounts in thousands)

	Three Months Ended March 31,
	2018	2017
		(as adjusted)
Cash flows from operating activities:
Net loss	$(1,709)	$(9,152)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,678	10,176
Noncash compensation	235	258
Deferred income tax benefit	(33)	(16)
Change in other accrued long-term liabilities	—	(1,465)
Loss (gain) on disposal of assets	10	(1,108)
Other	174	33

Change in current assets and liabilities:
Increase in accounts receivable	(9,036)	(8,102)
Increase in prepaid expenses and other current assets	(1,755)	(47)
Increase in accounts payable	2,845	1,424
Increase in accrued liabilities	1,826	2,381
Decrease in deferred revenue	(481)	(1,131)

Net cash provided by (used in) operating activities	754	(6,749)

Cash flows from investing activities:
Capital expenditures, net of noncash capital expenditures summarized below	(4,120)	(3,401)
Proceeds from maturity of short-term investments	11,000	26,250
Acquisition of short-term investments	(12,000)	(2,000)
Proceeds from disposal of assets	57	240
Proceeds from flood insurance claims	687	—

Net cash (used in) provided by investing activities	(4,376)	21,089

Cash flows from financing activities:
Principal payments on notes payable	(27)	(949)
Principal payments on capital lease obligations	(663)	(152)
Tax withholdings related to stock-based compensation awards	(23)	(49)

Net cash used in financing activities	(713)	(1,150)

Effect of exchange rate changes on cash and cash equivalents	(70)	6

Net (decrease) increase in cash and cash equivalents	(4,405)	13,196

Cash and cash equivalents at beginning of period	22,013	14,624

Cash and cash equivalents at end of period	$17,608	$27,820

Supplemental cash flow information:
Cash paid for interest	$74	$22
Cash received for income taxes	$—	$1,356

Noncash investing and financing activities:
Increase in accrued purchases of property and equipment	$315	$566
Financed insurance premiums	$304	$248
Equipment sales financed for buyer	$—	$(1,500)
Sales tax on equipment sales financed for buyer	$—	$(132)

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) as discussed below. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standard, as indicated by “as adjusted”.

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements for the three months ended March 31, 2018 include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Eagle Canada, Inc., Dawson Seismic Services Holdings, Inc., Eagle Canada Seismic Services ULC, and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Notes Receivable. The Company’s notes receivable consist of one note receivable from the purchaser of certain dynamite energy source drilling equipment. This note receivable is stated at the unpaid principal balance. An allowance for note losses was not deemed necessary at March 31, 2018. Interest is recognized over the term of the note and is calculated using the simple-interest method. Amounts payable to the Company under the note receivable are fully collateralized by the specific dynamite energy source drilling equipment sold to the note payor.

Allowance for Doubtful Accounts. Management prepares its allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs and its current client base. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. The Company’s allowance for doubtful accounts was $250,000 at March 31, 2018 and December 31, 2017.

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

Revenue Recognition.  Services are provided under cancelable service contracts which usually have an original expected duration of one year or less. These contracts are either “turnkey” or “term” agreements. Under both types of agreements, the Company recognizes revenues as the services are performed. Revenue is recognized based on square miles of data recorded compared to total square miles anticipated to be recorded on the survey using the total estimated revenue for the service contract. In the case of a cancelled service contract, the client is billed and revenue is recognized for any third party charges and square miles of data recorded up to the date of cancellation.

The Company receives reimbursements for certain out-of-pocket expenses under the terms of the service contracts. The amounts billed to clients are included at their gross amount in the total estimated revenue for the service contract.

Clients are billed as permitted by the service contract. Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. If billing occurs prior to the revenue recognition or billing exceeds the revenue recognized, the amount is considered deferred revenue and a contract liability. Conversely, if the revenue recognition exceeds the billing, the exceeded amount is considered unbilled receivable and a contract asset. As services are performed, those deferred revenue amounts are recognized as revenue.

In some instances, third-party permitting, surveying, drilling, helicopter, equipment rental and mobilization costs that directly relate to the contract are utilized to fulfill the contract obligations. These fulfillment costs are capitalized in other current assets and amortized based on the total square miles of data recorded compared to total square miles anticipated to be recorded on the survey using the total estimated fulfillment costs for the service contract.

Estimates for total revenue and total fulfillment cost on any service contract are based on significant qualitative and quantitative judgments. Management considers a variety of factors such as whether various components of the performance obligation will be performed internally or externally, cost of third party services, and facts and circumstances unique to the performance obligation in making these estimates.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Topic 606 related to revenue recognition in which an entity should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted Topic 606 effective January 1, 2018, using the full retrospective method, which required us to adjust our condensed consolidated financial statements from amounts previously reported for each prior reporting period presented. This included the recognition of additional revenue and expense deferred from 2016 into the first quarter of 2017 as we had not yet recorded data, but without a change in income tax as the Company was in a full valuation allowance. In addition, adoption of the standard resulted in an increase in accounts receivable, other current assets and deferred revenue due to the recognition in the first quarter of 2017 of deferrals from 2016. The Company recognized the cumulative effect of adopting the guidance as an adjustment to our opening balance of retained earnings as of January 1, 2016. The Company elected several practical expedients including (i) to ignore the financing component when estimating the transaction price for service contracts completed within one year, (ii) to exclude sales tax collected from the customer when determining the transaction price, (iii) to not restate contracts that begin and end within the same annual reporting period, (iv) to use the transaction price at the completion of the contract to retrospectively apply the new guidance, and (v) to not disclose the remaining performance obligations for the reporting periods presented before the date of initial application.

Adjustments to Condensed Consolidated Financial Statements related to Topic 606 are shown in Note 4  - Supplemental Consolidated Financial Statement Information.

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act passed by the U.S. federal government in December 2017. The Company adopted ASU 2018-02 in the first quarter of 2018 and recorded an adjustment to Stockholders’ Equity within the Condensed Consolidated Balance Sheets that did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company adopted this guidance in the first quarter of 2018, and it did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323), which stated additional qualitative disclosures should be considered to assess the significance of the impact upon adoption. This ASU is effective for the annual period beginning after December 15, 2018, and for annual and interim periods thereafter. Early adoption is permitted. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840. The Company is currently evaluating the new guidance and practical expedients to determine the impact they will have on the Company’s condensed consolidated financial statements. The Company believes that the most significant change will be to the Condensed Consolidated Balance Sheets as the Company’s asset and liability balances will increase for operating leases that are currently off-balance sheet.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

At March 31, 2018 and December 31, 2017, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, accounts receivable, notes receivable, other current assets, accounts payable, other current liabilities and notes payable. Due to the short-term maturities of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes receivable and notes payable approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes receivable, notes payable and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

4. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Except for the items mentioned below, no other balance sheet opening balances were materially impacted at January 1, 2017 for the adoption of Topic 606.

Deferred Costs

The Company’s prepaid expenses and other assets at March 31, 2018 and 2017 included deferred costs (in thousands) incurred to fulfill contracts with customers of $4,688 and $3,180, respectively. The amount of total deferred costs amortized (in thousands) during the three months ended March 31, 2018 and 2017 was $6,999 and $13,015, respectively. There were no material impairment losses incurred during these periods.

The opening balance of deferred cost (in thousands) was $2,991 and $3,668 at January 1, 2018 and 2017, respectively.

Deferred Revenue

The Company recognized revenue (in thousands) of $3,683 and $4,655 during the three months ended March 31, 2018 and 2017, respectively, that was included in deferred revenue balances at the beginning of the respective periods.

The opening balance of deferred revenue (in thousands) was $6,314 and $5,385 at January 1, 2018 and 2017, respectively.

Adjustments to Condensed Consolidated Financial Statements

The following tables reflect the adjustments applied to our condensed consolidated financial statements related to both the adoption of Topic 606 and the 5% stock dividend discussed in Note 9.

Select line items from the Company’s Condensed Consolidated Balance Sheets which reflect the adoption of the new standard and 5% stock dividend are as follows (in thousands):

	December 31, 2017
	As Previously Reported	Topic 606 Adjustments	Stock Dividend Adjustments	As Adjusted
Current assets:
Accounts receivable, net	$33,138	$18		$33,156
Prepaid expenses and other current assets	$4,677	$2,663		$7,340
Current liabilities:
Deferred revenue	$3,699	$2,615		$6,314
Stockholders' equity:
Common Stock	$218		$11	$229
Additional paid-in capital	$143,835		$8,046	$151,881
Retained deficit	$(2,021)	$66	$(8,057)	$(10,012)

Select line items from the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss which reflect the adoption of the new standard and 5% stock dividend are as follows (in thousands except share and per share data):

	Three Months Ended March 31, 2017
	As Previously Reported	Topic 606 Adjustments	Stock Dividend Adjustments	As Adjusted
Operating revenues	$41,927	$439		$42,366
Operating costs:
Operating expenses	$39,537	$437		$39,974
Loss from operations	$(12,141)	$2		$(12,139)
Net loss	$(9,154)	$2		$(9,152)
Basic and diluted loss per share of common stock	$(0.42)	$—	$0.02	$(0.40)
Weighted average equivalent common shares
outstanding and outstanding - assuming dilution	21,659,539		1,082,977	22,742,516

Select line items from the Company’s Condensed Consolidated Statements of Cash Flows which reflect the adoption of the new standard are as follows (in thousands):

	Three Months Ended March 31, 2017
	As Previously Reported	Topic 606 Adjustments	As Adjusted
Cash flows from operating activities:
Net loss	$(9,154)	$2	$(9,152)
Change in current assets and liabilities:
Increase in accounts receivable	$(8,003)	$(99)	$(8,102)
Increase in prepaid expenses and other current assets	$(308)	$261	$(47)
Increase in accounts payable	$1,248	$176	$1,424
Decrease in deferred revenue	$(791)	$(340)	$(1,131)
Net cash used in operating activities	$(6,749)	$—	$(6,749)

5. DEBT

Credit Agreement

The Company’s existing amended and restated credit agreement (the “Credit Agreement”) with Veritex Bank includes term loan and revolving loan features, and also allows for the issuance of letters of credit and other promissory notes. The Company can borrow up to a maximum of $20.0 million pursuant to the Credit Agreement, subject to the terms and limitations discussed below.

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

The Company does not currently have any notes payable under the Credit Agreement or the term loan feature of the Credit Agreement.

The Company’s obligations under the Line of Credit are secured by a security interest in the Company’s accounts receivable and certain of the Company’s core equipment, and the term loans are also secured by certain of the Company’s core equipment. Interest on amounts outstanding under the Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes. The Company is also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $125,000,000. The Company was in compliance with all covenants under the Credit Agreement, including specified ratios, as of March 31, 2018.

Veritex Bank has also issued three letters of credit as of March 31, 2018. The first letter of credit is in the amount of $1,767,000 to support payment of certain insurance obligations of the Company. The principal amount of this letter of credit is collateralized by certain of the Company’s core equipment. The second letter of credit is in the amount of $583,000 to support the company’s workers compensation insurance and is secured by a certificate of deposit. The third letter of credit is unsecured and in the amount of $75,000 to support certain performance obligations of the Company. None of the letters of credit counts as funds borrowed under the Company’s Line of Credit.

Other Indebtedness

The Company has one outstanding note, in the remaining principal amount of $277,000 at March 31, 2018 payable to a finance company for insurance.

In addition, the Company enters into capital lease obligations for certain vehicles and recording equipment. The Company’s  Condensed Consolidated Balance Sheets as of March 31, 2018 include capital lease obligations of $7,186,000.

Maturities and Interest Rates of Debt

The following table sets forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$277	$—
Interest rates	3.80%	—

The aggregate maturities of the notes payable at March 31, 2018 are as follows (in thousands):

January 2018 - December 2018	$277

The aggregate maturities of obligations under capital leases at March 31, 2018 are as follows (in thousands):

April 2018 - March 2019	$2,740
April 2019 - March 2020	2,870
April 2020 - March 2021	1,560
April 2021 - March 2022	16
Obligations under capital leases	$7,186

Interest rates on these leases range from 4.65% to 4.93%.

6. COMMITMENTS AND CONTINGENCIES

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

7. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted average shares outstanding. Diluted loss per share is computed by dividing the net loss by the weighted average diluted shares outstanding.

All share and per share amounts listed on the table below have been adjusted to reflect the 5% stock dividend discussed in Note 9.

The computation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
		(as adjusted)
Net loss	$(1,709)	$(9,152)
Weighted average common shares outstanding:
Basic	22,879,805	22,742,516
Dilutive common stock options, restricted stock unit awards and restricted stock awards	—	—
Diluted	22,879,805	22,742,516
Basic loss per share of common stock	$(0.07)	$(0.40)
Diluted loss per share of common stock	$(0.07)	$(0.40)

The Company had a net loss in the three months ended March 31, 2018 and 2017. As a result, all stock options, restricted stock unit awards, and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for the respective periods.

The following weighted average numbers of stock options, restricted stock unit awards, and restricted stock awards have been excluded from the calculation of diluted loss per share of common stock, as their effect would be anti-dilutive for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Stock options	308,191	363,537
Restricted stock unit awards	393,700	253,315
Restricted stock awards	67,000	79,805
Total	768,891	696,657

8. INCOME TAXES

For the three months ended March 31, 2018, the Company's effective tax rate was 1.8%. For the three months ended March 31, 2017, the Company’s effective tax rate was 23.6%. The Company’s effective tax rate decreased compared to the corresponding period from the prior year primarily due to the reversal of uncertain tax positions associated with the processing of outstanding amended returns that were accepted in the first quarter of 2017 and the associated refunds received.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over an extended amount of time. Such objective evidence limits the ability to consider other subjective evidence, such as projections for taxable earnings.

The income tax benefit for the three months ended March 31, 2018 does not include income tax benefits for all of the losses incurred because the Company recorded valuation allowances against significantly all of its federal, state and foreign deferred tax assets. The Company has recorded valuation allowances against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, a federal valuation allowance and additional state valuation allowances were maintained during the three months ended March 31, 2018 and 2017. In addition, due to the Company’s recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowances considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

9. SUBSEQUENT EVENTS

Stock Dividend

On May 1, 2018, the Board of Directors approved a 5% stock dividend (or 0.05 share for each share outstanding) on the outstanding shares of common stock of the Company, par value $0.01 per share. The stock dividend is payable on May 29, 2018 to shareholders of record on May 14, 2018.  Shareholders will receive cash in lieu of any fractional shares that they otherwise would have been entitled to receive in connection with the stock dividend. The anticipated impact on the 2017 condensed consolidated financial statements is reflected in Note 4. The anticipated impact of all loss per common share for the quarter ended March 31, 2018 referenced within this Form 10-Q have been adjusted for the 5% stock dividend to be paid on May 29, 2018 to shareholders of record as of May 14, 2018 (excluding fractional shares that cannot be determined at this date).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. These risks include, but are not limited to, dependence upon energy industry spending; the volatility of oil and natural gas prices; changes in economic conditions; the potential for contract delays; reductions or cancellations of service contracts; limited number of customers; credit risk related to our customers; reduced utilization; high fixed costs of operations and high capital requirements; operational disruptions; industry competition; external factors affecting our crews such as weather interruptions and inability to obtain land access rights of way; whether we enter into turnkey or dayrate contracts; crew productivity; the availability of capital resources; and disruptions in the global economy. A discussion of these and other factors, including risks and uncertainties, is set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 that was filed with the SEC on March 9, 2018. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We disclaim any intention or obligation to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We began the first quarter of 2018 operating six crews in the U.S. and four in Canada, and ended the quarter operating eight crews in the U.S. and four in Canada. We experienced a stronger than anticipated Canadian winter season, which has now concluded, after encountering temporary weather delays early in the quarter. We are currently operating six crews in the U.S. and, as previously anticipated, expect to operate up to seven crews in the U.S. into the third quarter of 2018. Project visibility, while remaining constrained due to the uncertain sustainability of the recent rise in oil prices and seismic data acquisition budgets, has improved. Despite the improved environment and our recent positive EBITDA results over the last three quarters, market conditions remain challenging and we continue to maintain a conservative approach. We have continued to explore ways to reduce costs, downsized the levels of in-house services, and gained operating efficiencies through internal restructuring.

The majority of our crews have historically worked, and are currently working, in oil producing basins. It is our belief that seismic data acquisition activity will increase in producing basins outside of the Permian and Delaware basins, the primary areas of activity in the U.S., if commodity prices continue to improve and those basins become more economic. We are beginning to see a modest uptick in the bid activity and interest levels outside of those regions. Those projects are presently very competitive and the contracts on those early projects have not been awarded.

We encountered a moderate increase in demand for our services for the year 2017 and through the first quarter of 2018 as compared to 2016 demand levels. This has resulted in improved productivity and crew utilization, primarily during the second half of 2017 and through the first quarter of 2018. The recent rise in oil prices, combined with forecasted oil price increases through 2018, has resulted in increased demand for our services. At the same time, the oil and gas industry’s renewed focus on profitability as well as production growth has further driven an increase in requests for proposals, as more E&P operations seek to lower drilling and completion costs as well as maximize production through the integrated use of seismic data into their development plans. While still lower than the demand levels experienced in 2015, the recent increase in bid activity is encouraging.

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

Most of our client contracts are turnkey contracts. The percentage of revenues derived from turnkey contracts represented approximately three-quarters of our revenues in the first three months of 2018 and throughout 2017. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the percentage of turnkey contracts to remain high as we continue our operations in the mid-continent, western and southwestern regions of the U.S. in which turnkey contracts are more common.

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

Reimbursable third-party charges related to our use of helicopter support services, permit support services, specialized survey technologies and dynamite energy sources in areas with limited access are other important factors affecting our results. Revenues associated with third-party charges as a percentage of revenues were generally below our historical range during 2017 and that trend has continued in 2018. We expect that as we continue our operations in the more open terrain of the mid-continent, western and southwestern regions of the U.S., the level of these third-party charges will continue to be generally below our historical range of 25% to 35% of revenue.

While the markets for oil and natural gas have been very volatile and are likely to continue to be so in the future, and we can make no assurances as to future levels of domestic exploration or commodity prices, we believe opportunities exist for us to enhance our market position by responding to our clients’ continuing desire for higher resolution subsurface images. If economic conditions weaken such that our clients reduce their capital expenditures or if there is a significant drop in oil and natural gas prices, it could result in diminished demand for our seismic services, could cause downward pressure on the prices we charge and would affect our results of operations.

We adopted the new accounting standard for revenue recognition effective January 1, 2018. The new standard had a material impact on our Condensed Consolidated Balance Sheets. Our financial results reflect adoption of the standard with prior periods adjusted accordingly. Refer to Note 2 – Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements, Part I, Item 1 of this Form 10-Q, for further discussion.

Results of Operations

Operating Revenues. Operating revenues for the first quarter of 2018 increased by 17.7%, to $49,880,000 compared to $42,366,000 for the same period of 2017. The revenue increase was primarily due to increased crew count and utilization during the first quarter of 2018 compared to the same period of 2017.

Operating Expenses.  Operating expenses for the first quarter of 2018 decreased by 3.0% to $38,759,000 compared to $39,974,000 for the same period of 2017. The decrease in operating expenses was primarily due to reduced reimbursable third party charges during the period.

General and Administrative Expenses. General and administrative expenses for the first quarter of 2018 were 8.2% of revenues, compared to 10.3% of revenues in the same period of 2017. General and administrative expenses decreased $272,000 or 6.2% to $4,083,000 during the first quarter of 2018 from $4,355,000 during the same period of 2017. The primary factor for the decrease in general and administrative expenses during the first quarter of 2018 was the results of our continued cost cutting strategies.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the first quarter of 2018 totaled $8,678,000 compared to $10,176,000 for the same period of 2017. Depreciation expense decreased in 2018 compared to 2017 as a result of multiple years of reduced capital expenditures. Our depreciation expense is expected to remain flat during 2018 primarily due to continued maintenance levels of capital expenditures to maintain our existing asset base.

Our total operating costs for the first quarter of 2018 were $51,520,000, representing a 5.5% decrease from the same period of 2017. This decrease was primarily due to the factors described above.

Income Taxes.  Income tax benefit for the first quarter of 2018 was $31,000, compared to $2,823,000 for the same period of 2017. These represent effective tax rates of 1.8% for the first quarter of 2018 compared to 23.6% for the first quarter of 2017. Our first quarter effective tax rate decreased compared to the corresponding period from the prior year primarily due to the processing of outstanding amended returns that were accepted in the first quarter of 2017 and the associated refunds received.

Our effective tax rates differ from the statutory federal rate of 21% for certain items such as state and local taxes, valuation allowances, non-deductible expenses and discrete items. For further information, see Note 8 of the Notes to the Condensed Consolidated Financial Statements.

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

The reconciliation of our EBITDA to net loss and to net cash provided by (used in) operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended March 31,
	2018	2017
		(as adjusted)
Net loss	$(1,709)	$(9,152)
Depreciation and amortization	8,678	10,176
Interest expense (income), net	51	(58)
Income tax benefit	(31)	(2,823)
EBITDA	$6,989	$(1,857)

	Three Months Ended March 31,
	2018	2017
		(as adjusted)
Net cash provided by (used in) operating activities	$754	$(6,749)
Changes in working capital and other items	6,470	5,150
Noncash adjustments to net loss	(235)	(258)
EBITDA	$6,989	$(1,857)

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

Cash Flows. Net cash provided by operating activities was $754,000 for the three months ended March 31, 2018 and net cash used in operating activities was $6,749,000 for the same period of 2017. The change of $7,503,000 in cash flow from operations between periods was primarily due to a decrease of our net loss of $7,443,000 for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Net cash used in investing activities was $4,376,000 for the three months ended March 31, 2018 compared to net cash provided by investing activities of $21,089,000 for the same period of 2017. The change in cash flow from investing activities between periods was mainly due to $1,000,000 of short term investments in excess of maturities during the first three months of 2018 compared to $24,250,000 of short term investments that were not reinvested during the first three months of 2017.

Net cash used in financing activities was $713,000 for the three months ended March 31, 2018 and primarily included principal payments of $690,000 under our notes payable and capital leases. Net cash used in financing activities for the three months ended March 31, 2017 was primarily comprised of principal payments of $1,101,000 under our notes payable and capital leases.

Capital Expenditures. The Board of Directors approved an initial 2018 capital budget in the amount of $10,000,000 for capital expenditures, which was limited to necessary maintenance capital requirements and incremental recording channel replacement or increase. To date, $4,435,000 has been spent primarily for maintenance capital and equipment replacement and refurbishment purposes. In recent years, we have funded most of our capital expenditures through cash flow from operations, cash reserves, equipment term loans and capital leases. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings.

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

Credit Agreement

Our Credit Agreement with Veritex Bank includes term loan and revolving loan features, and also allows for the issuance of letters of credit and other promissory notes. We can borrow up to a maximum of $20.0 million pursuant to the Credit Agreement, subject to the terms and limitations discussed below.

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

We do not currently have any notes payable under the Credit Agreement or the term loan feature of the Credit Agreement.

Our obligations under the Line of Credit are secured by a security interest in our accounts receivable and certain of our core equipment, and the term loans are also secured by certain of our core equipment. Interest on amounts outstanding under the Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes. We are also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $125,000,000. We were in compliance with all covenants under the Credit Agreement, including specified ratios, as of March 31, 2018.

Veritex Bank has also issued three letters of credit as of March 31, 2018. The first letter of credit is in the amount of $1,767,000 to support payment of our insurance obligations. The principal amount of this letter of credit is collateralized by certain of our core equipment. The second letter of credit is in the amount of $583,000 to support our workers compensation insurance and is secured by a certificate of deposit. The third letter of credit is unsecured and in the amount of $75,000 to support certain of our performance obligations. None of the letters of credit counts as funds borrowed under our Line of Credit.

Other Indebtedness

We had one outstanding note, in the remaining principal amount of $277,000 at March 31, 2018 payable to a finance company for insurance.

In addition, we enter into capital lease obligations for certain vehicles and recording equipment. Our Condensed Consolidated Balance Sheets as of March 31, 2018 include capital lease obligations of $7,186,000.

Maturities and Interest Rates of Debt

The following table set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$277	$—
Interest rates	3.80%	—

The aggregate maturities of the notes payable at March 31, 2018 are as follows (in thousands):

January 2018 - December 2018	$277

The aggregate maturities of obligations under capital leases at March 31, 2018 are as follows (in thousands):

April 2018 - March 2019	$2,740
April 2019 - March 2020	2,870
April 2020 - March 2021	1,560
April 2021 - March 2022	16
Obligations under capital leases	$7,186

Interest rates on these leases range from 4.65% to 4.93%.

Contractual Obligations. We believe that our capital resources, including our short-term investments, funds available under our Credit Agreement, and cash flow from operations will be adequate to meet our current operational needs. We believe that we will be able to finance our 2018 capital expenditures through cash flow from operations, cash reserves, equipment term loans, capital leases, and the funds available under our Credit Agreement. However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the current economic climate and the ability of our clients, and/or potential clients, to promptly pay amounts owing to us under their service contracts with us.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements under current GAAP. However, we do have operating leases discussed below in the “Recently Issued Accounting Pronouncements” section.

Critical Accounting Policies

Except as it relates to revenue recognition, information regarding our critical accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017. Refer to Note 2 – Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for discussion about revenue recognition.

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act passed by the U.S. federal government in December 2017. We adopted ASU 2018-02 in the first quarter of 2018 and recorded an adjustment to Stockholders’ Equity within the Condensed Consolidated Balance Sheets that did not have a material impact on our condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. We adopted this guidance in the first quarter of 2018, and it did not have a material impact on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323), which stated additional qualitative disclosures should be considered to assess the significance of the impact upon adoption. This ASU is effective for the annual period beginning after December 15, 2018, and for annual and interim periods thereafter. Early adoption is permitted. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840. We are currently evaluating the new guidance and practical expedient to determine the impact they will have on our condensed consolidated financial statements. We believe that the most significant change will be to our Condensed Consolidated Balance Sheets as our asset and liability balances will increase for operating leases that are currently off-balance sheet.

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

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at March 31, 2018. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several small clients.

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

We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short‑term investments. At March 31, 2018, cash and cash equivalents totaled $17,608,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We implemented internal controls to ensure we properly assessed the impact of the new accounting standard related to revenue recognition on our condensed consolidated financial statements to facilitate its adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our financial condition or results of operations. There have been no material changes in our risk factors from those disclosed in our 2017 Annual Report on Form 10-K.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2018 and 2017, (ii) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements.

*         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: May 8, 2018	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors, President and Chief Executive Officer

DATE: May 8, 2018	By:	/s/ James K. Brata
James K. Brata
Executive Vice President, Chief Financial Officer, Secretary and Treasurer