Form 10-Q
period 2018-06-30
DAWSON GEOPHYSICAL CO
filed 2018-08-06
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 3, 2018
Common Stock, $0.01 par value	22,921,199 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and amounts in thousands, except share data)

	June 30,	December 31,
	2018	2017
		(as adjusted)
Assets
Current assets:
Cash and cash equivalents	$26,755	$22,013
Short-term investments	17,583	16,583
Accounts receivable, net	27,895	33,156
Current maturities of notes receivable	63	695
Prepaid expenses and other current assets	11,816	7,340
Total current assets	84,112	79,787

Property and equipment, net	75,469	86,573

Notes receivable, net of current maturities	1,473	841

Intangibles, net	433	494

Long-term deferred tax assets, net	224	224

Total assets	$161,711	$167,919

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$7,629	$5,933
Accrued liabilities:
Payroll costs and other taxes	1,109	1,151
Other	4,479	4,314
Deferred revenue	7,103	6,314
Current maturities of notes payable and obligations under capital leases	2,965	2,712
Total current liabilities	23,285	20,424

Long-term liabilities:
Notes payable and obligations under capital leases, net of current maturities	3,736	5,153
Deferred tax liabilities, net	666	874
Other accrued liabilities	150	150
Total long-term liabilities	4,552	6,177

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
22,964,444 and 22,926,805 shares issued, and 22,915,999 and 22,878,360
shares outstanding at June 30, 2018 and December 31, 2017, respectively	229	229
Additional paid-in capital	152,548	151,881
Retained deficit	(17,531)	(10,012)
Treasury stock, at cost; 48,445 shares at June 30, 2018 and December 31, 2017	—	—
Accumulated other comprehensive loss, net	(1,372)	(780)
Total stockholders’ equity	133,874	141,318

Total liabilities and stockholders’ equity	$161,711	$167,919

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited and amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)

Operating revenues	$36,158	$31,640	$86,038	$74,006
Operating costs:
Operating expenses	31,215	32,798	69,974	72,772
General and administrative	3,842	4,496	7,925	8,851
Depreciation and amortization	7,392	9,850	16,070	20,026
	42,449	47,144	93,969	101,649

Loss from operations	(6,291)	(15,504)	(7,931)	(27,643)

Other income (expense):
Interest income	73	63	110	143
Interest expense	(82)	(14)	(170)	(36)
Other income	463	133	414	239
Loss before income tax	(5,837)	(15,322)	(7,577)	(27,297)

Income tax benefit	126	394	157	3,217

Net loss	(5,711)	(14,928)	(7,420)	(24,080)

Other comprehensive (loss) income:
Net unrealized (loss) income on foreign exchange rate translation, net	(220)	258	(549)	355

Comprehensive loss	$(5,931)	$(14,670)	$(7,969)	$(23,725)

Basic loss per share of common stock	$(0.25)	$(0.66)	$(0.32)	$(1.06)

Diluted loss per share of common stock	$(0.25)	$(0.66)	$(0.32)	$(1.06)

Weighted average equivalent common shares outstanding	22,897,686	22,766,894	22,888,746	22,754,772

Weighted average equivalent common shares outstanding - assuming dilution	22,897,686	22,766,894	22,888,746	22,754,772

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and amounts in thousands)

	Six Months Ended June 30,
	2018	2017
		(as adjusted)
Cash flows from operating activities:
Net loss	$(7,420)	$(24,080)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,070	20,026
Noncash compensation	565	459
Deferred income tax (benefit) expense	(169)	1,755
Change in other accrued long-term liabilities	—	(1,465)
Loss (gain) on disposal of assets	29	(1,245)
Other	287	43

Change in current assets and liabilities:
Decrease (increase) in accounts receivable	4,434	(2,971)
Increase in prepaid expenses and other current assets	(4,176)	(1,014)
Increase in accounts payable	2,302	1,720
Increase in accrued liabilities	127	1,286
Increase in deferred revenue	789	3,610

Net cash provided by (used in) operating activities	12,838	(1,876)

Cash flows from investing activities:
Capital expenditures, net of noncash capital expenditures summarized below	(6,152)	(7,671)
Proceeds from maturity of short-term investments	27,000	41,250
Acquisition of short-term investments	(28,000)	(10,000)
Proceeds from disposal of assets	242	460
Proceeds from flood insurance claims	687	—

Net cash (used in) provided by investing activities	(6,223)	24,039

Cash flows from financing activities:
Principal payments on notes payable	(109)	(1,540)
Principal payments on capital lease obligations	(1,336)	(261)
Tax withholdings related to stock-based compensation awards	(39)	(58)
Cash in lieu of stock dividend paid	(1)	—

Net cash used in financing activities	(1,485)	(1,859)

Effect of exchange rate changes on cash and cash equivalents	(388)	251

Net increase in cash and cash equivalents	4,742	20,555

Cash and cash equivalents at beginning of period	22,013	14,624

Cash and cash equivalents at end of period	$26,755	$35,179

Supplemental cash flow information:
Cash paid for interest	$158	$36
Cash received for income taxes	$—	$1,462

Noncash investing and financing activities:
Decrease in accrued purchases of property and equipment	$(584)	$(1,542)
Financed insurance premiums	$304	$248
Equipment sales financed for buyer	$—	$(1,500)
Sales tax on equipment sales financed for buyer	$—	$(132)

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

The Board of Directors approved a 5% stock dividend (or 0.05 share for each share outstanding) on the outstanding shares of common stock of the Company on May 1, 2018. The stock dividend was paid on May 29, 2018 to shareholders of record on May 14, 2018. All comparative financial statement presentation has been retroactively adjusted to reflect the dividend.

Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) as discussed below. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standard, as indicated by “as adjusted”.

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements for the three and six months ended June 30, 2018 include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Eagle Canada, Inc., Dawson Seismic Services Holdings, Inc., Eagle Canada Seismic Services ULC, and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Notes Receivable. The Company’s notes receivable consist of one note receivable from the purchaser of certain dynamite energy source drilling equipment. This note receivable is stated at the unpaid principal balance. An allowance for note losses was not deemed necessary at June 30, 2018. Amounts payable to the Company under the note receivable are fully collateralized by the specific dynamite energy source drilling equipment sold to the note payor.

Allowance for Doubtful Accounts. Management prepares its allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs and its current client base. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. The Company’s allowance for doubtful accounts was $250,000 at June 30, 2018 and December 31, 2017.

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

Clients are billed as permitted by the service contract. Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. If billing occurs prior to the revenue recognition or billing exceeds the revenue recognized, the amount is considered deferred revenue and a contract liability. Conversely, if the revenue recognition exceeds the billing, the excess is considered unbilled receivable and a contract asset. As services are performed, those deferred revenue amounts are recognized as revenue.

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

The Company adopted Topic 606 effective January 1, 2018, using the full retrospective method, which required us to adjust our condensed consolidated financial statements from amounts previously reported for each prior reporting period presented. This included the recognition of additional revenue and expense deferred from 2016 into 2017 as we had not yet recorded data, but without a change in income tax as the Company was in a full valuation allowance. In addition, adoption of the standard resulted in an increase in accounts receivable, other current assets and deferred revenue due to the recognition in 2017 and 2018 of deferrals from 2016 and 2017. The Company recognized the cumulative effect of adopting the guidance as an adjustment to our opening balance of retained earnings as of January 1, 2016. The Company elected several ongoing and transitional practical expedients including (i) to ignore the financing component when estimating the transaction price for service contracts completed within one year, (ii) to exclude sales tax collected from the customer when determining the transaction price, (iii) to not restate contracts that begin and end within the same annual reporting period, (iv) to use the transaction price at the completion of the contract to retrospectively apply the new guidance, and (v) to not disclose the remaining performance obligations for the reporting periods presented before the date of initial application.

Adjustments to Condensed Consolidated Financial Statements related to Topic 606 are shown in Note 4 - Supplemental Consolidated Financial Statement Information.

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees except for certain circumstances. Any transition impact will be a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. This ASU is effective for the annual period beginning after December 15, 2018, including interim periods within that annual period and early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on the Company’s condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases using a modified retrospective approach. Qualitative and quantitative disclosures are required and optional practical expedients may be elected. This ASU is effective for the annual period beginning after December 15, 2018, including interim periods within that annual period. Subsequent amendments to the initial guidance have been issued in January 2017, January 2018, and July 2018 within ASU No. 2017-03, ASU No. 2018-01, ASU No. 2018-10, and ASU No. 2018-11 regarding qualitative disclosures, optional practical expedients, an optional transition method to adopt with a cumulative-effect adjustment and codification improvements. These updates do not change the core principle of the guidance under ASU No. 2016-02, but rather provide implementation guidance. The Company is currently evaluating the updates to determine the impact they will have on the Company’s condensed consolidated financial statements. The Company believes that the most significant change will be to the Condensed Consolidated Balance Sheets as the Company’s asset and liability balances will increase for operating leases (primarily for office and shop space) that are currently off-balance sheet.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

At June 30, 2018 and December 31, 2017, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, accounts receivable, notes receivable, other current assets, accounts payable, other current liabilities and notes payable. Due to the short-term maturities of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes receivable and notes payable approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes receivable, notes payable and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

4. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Except for the items mentioned below, no other balance sheet opening balances were materially impacted at January 1, 2017 for the adoption of Topic 606.

Deferred Costs (in thousands)

The opening balance of deferred cost was $2,991 and $3,668 at January 1, 2018 and 2017, respectively. The Company’s prepaid expenses and other current assets at June 30, 2018 and 2017 included deferred costs incurred to fulfill contracts with customers of $7,367 and $1,952, respectively.

Deferred costs at June 30, 2018 compared to January 1, 2018 increased primarily as a result of more projects with higher deferred fulfillment costs impacted by reimbursable third party charges relating to helicopter, permitting, surveying, drilling and line clearing. Deferred cost balance decreased when comparing June 30, 2017 to January 1, 2017 primarily due to the completion of several projects during that six month period that had significant deferred fulfillment costs at January 1, 2017.

The amount of total deferred costs amortized for the second quarter and first six months of 2018 was $7,248 and $14,247, respectively. The amount of total deferred cost amortized for the second quarter and first six months of 2017 was $10,273 and $23,288, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue (in thousands)

The opening balance of deferred revenue was $6,314 and $5,385 at January 1, 2018 and 2017, respectively. The Company’s deferred revenue at June 30, 2018 and 2017 was $7,103 and $8,995, respectively.

Deferred revenue did not change significantly from January 1, 2018 to June 30, 2018 primarily as a result of increases in deferred revenue for unfinished projects mostly offset by the completion of several projects with prepayments from clients. Deferred revenue at June 30, 2017 compared to January 1, 2017 increased primarily as a result of large prepayments from clients with an anticipated large amount of third party reimbursables partially offset by completed projects that had deferred revenue at January 1, 2017.

Revenue recognized for the second quarter and first six months of 2018 that was included in the contract liability balance at the beginning of 2018 was $1,628 and $5,311, respectively. Revenue recognized for the second quarter and first six months of 2017 that was included in the contract liability balance at the beginning of 2017 was $55 and $4,710, respectively.

Adjustments to Condensed Consolidated Financial Statements

The following tables reflect the adjustments applied to our condensed consolidated financial statements related to both the adoption of Topic 606 and the 5% stock dividend discussed in Note 2 – Summary of Significant Accounting Policies’ Basis of Presentation.

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

Select line items from the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss which reflect the adoption of the new standard and the 5% stock dividend are as follows (in thousands except share and per share data):

	Three Months Ended June 30, 2017
	As Previously Reported	Topic 606 Adjustments	Stock Dividend Adjustments	As Adjusted
Operating revenues	$30,469	$1,171		$31,640
Operating costs:
Operating expenses	$31,508	$1,290		$32,798
Loss from operations	$(15,385)	$(119)		$(15,504)
Net loss	$(14,809)	$(119)		$(14,928)
Basic and diluted loss per share of common stock	$(0.68)	$—	$0.02	$(0.66)
Weighted average equivalent common shares
outstanding and outstanding - assuming dilution	21,682,757		1,084,137	22,766,894

	Six Months Ended June 30, 2017
	As Previously Reported	Topic 606 Adjustments	Stock Dividend Adjustments	As Adjusted
Operating revenues	$72,396	$1,610		$74,006
Operating costs:
Operating expenses	$71,045	$1,727		$72,772
Loss from operations	$(27,526)	$(117)		$(27,643)
Net loss	$(23,963)	$(117)		$(24,080)
Basic and diluted loss per share of common stock	$(1.11)	$—	$0.05	$(1.06)
Weighted average equivalent common shares
outstanding and outstanding - assuming dilution	21,671,212		1,083,560	22,754,772

Select line items from the Company’s Condensed Consolidated Statements of Cash Flows which reflect the adoption of the new standard are as follows (in thousands):

	Six Months Ended June 30, 2017
	As Previously Reported	Topic 606 Adjustments	As Adjusted
Cash flows from operating activities:
Net loss	$(23,963)	$(117)	$(24,080)
Change in current assets and liabilities:
Increase in accounts receivable	$(2,912)	$(59)	$(2,971)
Increase in prepaid expenses and other current assets	$(2,498)	$1,484	$(1,014)
Increase in accounts payable	$1,477	$243	$1,720
Decrease in deferred revenue	$5,161	$(1,551)	$3,610
Net cash used in operating activities	$(1,876)	$—	$(1,876)

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

The Credit Agreement provides for a revolving loan feature (the “Line of Credit”) that permits the Company to borrow, repay and re-borrow, from time to time until June 30, 2019, up to the lesser of (i) $20.0 million or (ii) a sum equal to (a) 80% of the Company’s eligible accounts receivable (less the outstanding principal balance of term loans and letters of credit under the Credit Agreement) and (b) the lesser of (i) 50% of the value of certain of the Company’s core equipment or (ii) $12,500,000. The Company has not utilized the Line of Credit since its inception. Because the Company’s ability to borrow funds under the Line of Credit is tied to the amount of the Company’s eligible accounts receivable and value of certain of its core equipment, if the Company’s accounts receivable decrease materially for any reason, including delays, reductions or cancellations by clients, or decreased demand for the Company’s services, or the value of the Company’s pledged core equipment decreases materially, the Company’s borrowing ability to fund operations or other obligations may be reduced.

The Credit Agreement also provides for a term loan feature. Any notes outstanding under this feature would count toward the maximum amounts the Company may borrow under the Credit Agreement.

The Company does not currently have any notes payable under the Credit Agreement or the term loan feature of the Credit Agreement.

The Company’s obligations under the Line of Credit are secured by a security interest in the Company’s accounts receivable and certain of the Company’s core equipment, and the term loans are also secured by certain of the Company’s core equipment. Interest on amounts outstanding under the Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes. The Company is also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $100,000,000. The Company was in compliance with all covenants under the Credit Agreement, including specified ratios, as of June 30, 2018.

Veritex Bank has also issued three letters of credit as of June 30, 2018. The first letter of credit is in the amount of $1,767,000 to support payment of certain insurance obligations of the Company. The principal amount of this letter of credit is collateralized by certain of the Company’s core equipment. The second letter of credit is in the amount of $583,000 to support the company’s workers compensation insurance and is secured by a certificate of deposit. The third letter of credit is unsecured and in the amount of $75,000 to support certain performance obligations of the Company. None of the letters of credit counts as funds borrowed under the Company’s Line of Credit.

Other Indebtedness

The Company has one outstanding note, in the remaining principal amount of $195,000 at June 30, 2018 payable to a finance company for insurance.

In addition, the Company enters into capital lease obligations for certain vehicles and recording equipment. The Company’s  Condensed Consolidated Balance Sheets include capital lease obligations of $6,506,000 as of June 30, 2018.

Maturities and Interest Rates of Debt

The following table sets forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$195	$—
Interest rates	3.80%	—

The aggregate maturities of the notes payable at June 30, 2018 are as follows (in thousands):

July 2018 - June 2019	$195

The aggregate maturities of obligations under capital leases at June 30, 2018 are as follows (in thousands):

July 2018 - June 2019	$2,770
July 2019 - June 2020	2,901
July 2020 - June 2021	824
July 2021 - June 2022	11
Obligations under capital leases	$6,506

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

The computation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Net loss	$(5,711)	$(14,928)	$(7,420)	$(24,080)
Weighted average common shares outstanding:
Basic	22,897,686	22,766,894	22,888,746	22,754,772
Dilutive common stock options, restricted stock unit awards and restricted stock awards	—	—	—	—
Diluted	22,897,686	22,766,894	22,888,746	22,754,772
Basic loss per share of common stock	$(0.25)	$(0.66)	$(0.32)	$(1.06)
Diluted loss per share of common stock	$(0.25)	$(0.66)	$(0.32)	$(1.06)

The Company had a net loss in the three and six months ended June 30, 2018 and 2017. As a result, all stock options, restricted stock unit awards, and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for the respective periods.

The following weighted average numbers of stock options, restricted stock unit awards, and restricted stock awards, in each case as adjusted for the 5% stock dividend paid to shareholders on May 29, 2018, have been excluded from the calculation of diluted loss per share of common stock, as their effect would be anti-dilutive for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	314,490	370,435	319,015	376,042
Restricted stock unit awards	499,516	259,622	456,688	262,783
Restricted stock awards	65,974	74,725	68,150	79,235
Total	879,980	704,782	843,853	718,060

8. INCOME TAXES

For the three and six months ended June 30, 2018, the Company's effective tax rate was 2.2% and 2.1%, respectively. For the three and six months ended June 30, 2017, the Company’s effective tax rate was 2.6% and 11.8%, respectively. The Company’s year to date effective tax rate decreased compared to the corresponding period from the prior year primarily due to the reversal of accrued uncertain tax position liabilities associated with the processing of outstanding amended returns that were accepted in the first quarter of 2017 and the associated refunds received.

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

The income tax benefit for the three and six months ended June 30, 2018 does not include income tax benefits for all of the losses incurred because the Company recorded valuation allowances against significantly all of its federal, state and foreign deferred tax assets. The Company has recorded valuation allowances against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, a federal valuation allowance and additional state valuation allowances were maintained during the six months ended June 30, 2018 and 2017. In addition, due to the Company’s recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowances considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

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

During the second quarter of 2018, we operated four to seven crews in the U.S. and the equivalent of one crew in Canada for approximately half of the quarter. We are currently operating five crews in the U.S. and no crews in Canada. Based on currently available information, we anticipate operating up to five crews in the U.S. during the third quarter and up to five crews on a combined basis in the U.S. and Canada during the fourth quarter of 2018. Early indications are leading to an improved outlook for the upcoming October to April winter season in Canada. Project visibility remains constrained due to the uncertain sustainability of the recent rise in oil prices and overall activity, particularly in the Permian and Delaware basins.

While our second quarter and trailing twelve months’ financial results represent a strong improvement from comparable prior periods, bid activity and crew utilization slowed significantly during the second quarter of 2018. As such, we have maintained our focus on activities designed to reduce costs and generate increased efficiencies. As we enter into the second month of the third quarter, we are experiencing a gradual improvement in bid activity, primarily outside of the Permian and Delaware Basins. We have a guarded outlook for the remainder of 2018, but are encouraged by the recent increase in bid activity for 2019.

The majority of our crews have historically worked, and are currently working, in oil producing basins. During the second quarter, Permian and Delaware activity declined slightly as we are nearing completion of several projects in this highly concentrated area of activity. It is our belief that seismic data acquisition will increase in producing basins outside of the Permian and Delaware basins, the primary areas of activity in the U.S., if commodity prices continue to improve and those basins become more economic, but that activity has yet to materialize in a meaningful way.

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

Most of our client contracts are turnkey contracts. The percentage of revenues derived from turnkey contracts represented approximately three-quarters of our revenues in the first six months of 2018 and throughout 2017. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the percentage of turnkey contracts to remain high as we continue our operations in the mid-continent, western and southwestern regions of the U.S. in which turnkey contracts are more common.

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

We adopted the new accounting standard for revenue recognition effective January 1, 2018. The new standard had a material impact on our Condensed Consolidated Balance Sheets. Our financial results reflect adoption of the standard with prior periods adjusted accordingly. Refer to Note 2 – Summary of Significant Accounting Policies and Note 4 – Supplemental Consolidated Financial Statement Information in the Notes to the Condensed Consolidated Financial Statements, Part I, Item 1 of this Form 10-Q, for further discussion.

Results of Operations

Operating Revenues. Operating revenues for the second quarter of 2018 increased 14.3%, to $36,158,000 compared to $31,640,000 in the same period of 2017. Operating revenues increased 16.3% to $86,038,000 during the first six months of 2018 compared to $74,006,000 in the same period of 2017. The revenue increase was primarily due to increased crew count and utilization during the first six months of 2018 compared to the same period of 2017.

Operating Expenses.  Operating expenses for the second quarter of 2018 decreased by 4.8% to $31,215,000 compared to $32,798,000 in the same period of 2017. Operating expenses decreased 3.8% to $69,974,000 during the first six months of 2018 compared to $72,772,000 in the same period of 2017. The decrease in operating expenses was primarily due to reduced fulfillment costs during the second quarter and first six months of 2018.

General and Administrative Expenses. General and administrative expenses were 10.6% and 9.2% of revenues in the second quarter and first six months of 2018, respectively, compared to 14.2% and 12.0% of revenues in the same periods of 2017. General and administrative expenses decreased $654,000 or 14.5% to $3,842,000 during the second quarter of 2018 from $4,496,000 during the same periods of 2017, and decreased $926,000 or 10.5% to $7,925,000 during the first six months of 2018 from $8,851,000 during the first six months of 2017. The primary factor for the decrease in general and administrative expenses during the second quarter and first six months of 2018 was the results of our continued cost cutting strategies.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the second quarter and first six months of 2018 totaled $7,392,000 and $16,070,000, respectively, compared to $9,850,000 and $20,026,000, for the same period of 2017, respectively. Depreciation expense decreased in 2018 compared to 2017 as a result of multiple years of reduced capital expenditures. Our depreciation expense is expected to remain flat during 2018 primarily due to continued maintenance levels of capital expenditures to maintain our existing asset base.

Our total operating costs for the second quarter of 2018 were $42,449,000, representing a 10.0% decrease from the same period of 2017. Our operating costs for the first six months of 2018 were $93,969,000, representing a 7.6% decrease from the first six months of 2017. This decrease was primarily due to the factors described above.

Income Taxes. Income tax benefit for the second quarter and first six months of 2018 was $126,000 and $157,000, respectively, compared to $394,000 and $3,217,000 for the same periods of 2017. These represent effective tax rates of 2.2% and 2.1% for the second quarter and first six months of 2018 compared to 2.6% and 11.8% for the second quarter and first six months of 2017. Our year to date effective tax rate decreased compared to the corresponding period from the prior year primarily due to the reversal of accrued uncertain tax position liabilities associated with the processing of outstanding amended returns that were accepted in the first quarter of 2017 and the associated refunds received.

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

The reconciliation of our EBITDA to net loss and to net cash provided by (used in) operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Net loss	$(5,711)	$(14,928)	$(7,420)	$(24,080)
Depreciation and amortization	7,392	9,850	16,070	20,026
Interest expense (income), net	9	(49)	60	(107)
Income tax benefit	(126)	(394)	(157)	(3,217)
EBITDA	$1,564	$(5,521)	$8,553	$(7,378)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Net cash provided by (used in) operating activities	$12,084	$4,873	$12,838	$(1,876)
Changes in working capital and other items	(10,190)	(10,193)	(3,720)	(5,043)
Noncash adjustments to net loss	(330)	(201)	(565)	(459)
EBITDA	$1,564	$(5,521)	$8,553	$(7,378)

Liquidity and Capital Resources

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

Cash Flows. Net cash provided by operating activities was $12,838,000 for the six months ended June 30, 2018 and net cash used in operating activities was $1,876,000 for the same period of 2017. The change of $14,714,000 in cash flow from operations between periods was primarily due to a decrease of our net loss of $16,660,000 for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Net cash used in investing activities was $6,223,000 for the six months ended June 30, 2018 compared to net cash provided by investing activities of $24,039,000 for the same period of 2017. The change in cash flow from investing activities between periods was primarily due to $1,000,000 of short term investments in excess of maturities during the first six months of 2018 compared to $31,250,000 of short term investments that were not reinvested during the first six months of 2017.

Net cash used in financing activities was $1,485,000 for the six months ended June 30, 2018 and primarily included principal payments of $1,445,000 under our notes payable and capital leases. Net cash used in financing activities for the six months ended June 30, 2017 was $1,859,000 and primarily comprised of principal payments of $1,801,000 under our notes payable and capital leases.

Capital Expenditures. The Board of Directors approved an initial 2018 capital budget in the amount of $10,000,000 for capital expenditures, which was limited to necessary maintenance capital requirements and incremental recording channel replacement or increase. To date, $5,568,000 has been spent primarily for maintenance capital and equipment replacement and refurbishment. In recent years, we have funded most of our capital expenditures through cash flow from operations, cash reserves, equipment term loans and capital leases. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings.

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

The Credit Agreement provides for a revolving loan feature, the Line of Credit, that permits us to borrow, repay and re-borrow, from time to time until June 30, 2019, up to the lesser of (i) $20.0 million or (ii) a sum equal to (a) 80% of our eligible accounts receivable (less the outstanding principal balance of term loans and letters of credit under the Credit Agreement) and (b) the lesser of (i) 50% of the value of certain of our core equipment or (ii) $12,500,000. We have not utilized the Line of Credit since its inception. Because our ability to borrow funds under the Line of Credit is tied to the amount of our eligible accounts receivable and value of certain of our core equipment, if our accounts receivable decrease materially for any reason, including delays, reductions or cancellations by clients, or decreased demand for our services, or the value of our pledged core equipment decreases materially, our borrowing ability to fund operations or other obligations may be reduced.

The Credit Agreement also provides for a term loan feature. Any notes outstanding under this feature would count toward the maximum amounts we may borrow under the Credit Agreement.

We do not currently have any notes payable under the Credit Agreement or the term loan feature of the Credit Agreement.

Our obligations under the Line of Credit are secured by a security interest in our accounts receivable and certain of our core equipment, and the term loans are also secured by certain of our core equipment. Interest on amounts outstanding under the Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes. We are also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $100,000,000. We were in compliance with all covenants under the Credit Agreement, including specified ratios, as of June 30, 2018.

Veritex Bank has also issued three letters of credit as of June 30, 2018. The first letter of credit is in the amount of $1,767,000 to support payment of our insurance obligations. The principal amount of this letter of credit is collateralized by certain of our core equipment. The second letter of credit is in the amount of $583,000 to support our workers compensation insurance and is secured by a certificate of deposit. The third letter of credit is unsecured and in the amount of $75,000 to support certain of our performance obligations. None of the letters of credit counts as funds borrowed under our Line of Credit.

Other Indebtedness

We had one outstanding note, in the remaining principal amount of $195,000 at June 30, 2018 payable to a finance company for insurance.

In addition, we enter into capital lease obligations for certain vehicles and recording equipment. Our Condensed Consolidated Balance Sheets include capital lease obligations of $6,506,000 as of June 30, 2018.

Maturities and Interest Rates of Debt

The following table set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$195	$—
Interest rates	3.80%	—

The aggregate maturities of the notes payable at June 30, 2018 are as follows (in thousands):

July 2018 - June 2019	$195

The aggregate maturities of obligations under capital leases at June 30, 2018 are as follows (in thousands):

July 2018 – June 2019	$2,770
July 2019 – June 2020	2,901
July 2020 – June 2021	824
July 2021 – June 2022	11
Obligations under capital leases	$6,506

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements under current GAAP. However, we do have operating leases discussed below in the “Recently Issued Accounting Pronouncements” section.

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

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees except for certain circumstances. Any transition impact will be a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. This ASU is effective for the annual period beginning after December 15, 2018, including interim periods within that annual period and early adoption is permitted. We are currently evaluating the new guidance to determine the impact it will have on our condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases using a modified retrospective approach. Qualitative and quantitative disclosures are required and optional practical expedients may be elected. This ASU is effective for the annual period beginning after December 15, 2018, including interim periods within that annual period. Subsequent amendments to the initial guidance have been issued in January 2017, January 2018, and July 2018 within ASU No. 2017-03, ASU No. 2018-01, ASU No. 2018-10, and ASU No. 2018-11 regarding qualitative disclosures, optional practical expedients, an optional transition method to adopt with a cumulative-effect adjustment and codification improvements. These updates do not change the core principle of the guidance under ASU No. 2016-02, but rather provide implementation guidance. We are currently evaluating the new guidance and practical expedient to determine the impact they will have on our condensed consolidated financial statements. We believe that the most significant change will be to our Condensed Consolidated Balance Sheets as our asset and liability balances will increase for operating leases (primarily for office and shop space) that are currently off-balance sheet.

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

Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at June 30, 2018. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several small clients.

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

We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short‑term investments. At June 30, 2018, cash and cash equivalents totaled $26,755,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We implemented internal controls to ensure we properly assessed the impact of the new accounting standard related to revenue recognition on our condensed consolidated financial statements to facilitate its adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

10.1

Fourteenth Amendment to Amended and Restated Loan and Security Agreement, by and between the Registrant and Veritex Community Bank, dated November 23, 2017, filed on July 2, 2018 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.2

Fifteenth Amendment to Amended and Restated Loan and Security Agreement, by and between the Registrant and Veritex Community Bank, dated June 30, 2018, filed on July 2, 2018 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2018 and 2017, (ii) Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements.

*         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: August 6, 2018	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors, President and Chief Executive Officer

DATE: August 6, 2018	By:	/s/ James K. Brata
James K. Brata
Executive Vice President, Chief Financial Officer, Secretary and Treasurer