Form 10-Q
period 2018-09-30
DAWSON GEOPHYSICAL CO
filed 2018-11-02
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Accelerated filer ☒	Smaller reporting company ☒

Non-accelerated filer ☐	Emerging growth company ☐

Large accelerated filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at October 30, 2018
Common Stock, $0.01 par value	22,943,639 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and amounts in thousands, except share data)

	September 30,	December 31,
	2018	2017
		(as adjusted)
Assets
Current assets:
Cash and cash equivalents	$28,163	$22,013
Short-term investments	17,583	16,583
Accounts receivable, net	29,800	33,156
Current maturities of notes receivable	63	695
Prepaid expenses and other current assets	6,758	7,340
Total current assets	82,367	79,787

Property and equipment, net	76,565	86,573

Notes receivable, net of current maturities	1,460	841

Intangibles, net	421	494

Long-term deferred tax assets, net	224	224

Total assets	$161,037	$167,919

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$10,037	$5,933
Accrued liabilities:
Payroll costs and other taxes	1,886	1,151
Other	4,020	4,314
Deferred revenue	2,779	6,314
Current maturities of notes payable and obligations under capital leases	5,090	2,712
Total current liabilities	23,812	20,424

Long-term liabilities:
Notes payable and obligations under capital leases, net of current maturities	7,373	5,153
Deferred tax liabilities, net	445	874
Other accrued liabilities	150	150
Total long-term liabilities	7,968	6,177

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
22,992,084 and 22,926,805 shares issued, and 22,943,639 and 22,878,360
shares outstanding at September 30, 2018 and December 31, 2017, respectively	230	229
Additional paid-in capital	152,885	151,881
Retained deficit	(22,702)	(10,012)
Treasury stock, at cost; 48,445 shares	—	—
Accumulated other comprehensive loss, net	(1,156)	(780)
Total stockholders’ equity	129,257	141,318

Total liabilities and stockholders’ equity	$161,037	$167,919

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited and amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)

Operating revenues	$40,448	$45,108	$126,486	$119,114
Operating costs:
Operating expenses	34,419	36,238	104,393	109,010
General and administrative	4,136	3,445	12,061	12,296
Depreciation and amortization	7,127	9,724	23,197	29,750
	45,682	49,407	139,651	151,056

Loss from operations	(5,234)	(4,299)	(13,165)	(31,942)

Other income (expense):
Interest income	147	87	257	230
Interest expense	(74)	(25)	(244)	(61)
Other (expense) income	(242)	(103)	172	136
Loss before income tax	(5,403)	(4,340)	(12,980)	(31,637)

Income tax benefit	232	1,418	389	4,635

Net loss	(5,171)	(2,922)	(12,591)	(27,002)

Other comprehensive income (loss):
Net unrealized income (loss) on foreign exchange rate translation, net	216	395	(333)	750

Comprehensive loss	$(4,955)	$(2,527)	$(12,924)	$(26,252)

Basic loss per share of common stock	$(0.23)	$(0.13)	$(0.55)	$(1.19)

Diluted loss per share of common stock	$(0.23)	$(0.13)	$(0.55)	$(1.19)

Weighted average equivalent common shares outstanding	22,926,764	22,786,745	22,901,558	22,765,548

Weighted average equivalent common shares outstanding - assuming dilution	22,926,764	22,786,745	22,901,558	22,765,548

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
		(as adjusted)
Cash flows from operating activities:
Net loss	$(12,591)	$(27,002)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,197	29,750
Noncash compensation	980	706
Deferred income tax (benefit) expense	(403)	1,257
Gain on proceeds from insurance settlements	—	(375)
Change in other accrued long-term liabilities	—	(1,470)
Loss (gain) on disposal of assets	8	(869)
Other	186	444
Change in current assets and liabilities:
Decrease (increase) in accounts receivable	2,491	(9,371)
Decrease in prepaid expenses and other current assets	883	166
Increase in accounts payable	1,110	2,267
Increase in accrued liabilities	446	1,987
Decrease in deferred revenue	(3,535)	(799)

Net cash provided by (used in) operating activities	12,772	(3,309)

Cash flows from investing activities:
Capital expenditures, net of noncash capital expenditures summarized below	(10,760)	(8,301)
Proceeds from maturity of short-term investments	39,000	50,250
Acquisition of short-term investments	(40,000)	(22,000)
Proceeds from disposal of assets	409	696
Proceeds from flood insurance claims	687	375
Proceeds from notes receivable	13	97

Net cash (used in) provided by investing activities	(10,651)	21,117

Cash flows from financing activities:
Proceeds from notes payable	6,518	—
Principal payments on notes payable	(192)	(2,131)
Principal payments on obligations under capital leases	(2,018)	(374)
Tax withholdings related to stock-based compensation awards	(116)	(58)
Cash in lieu of stock dividend paid	(1)	—

Net cash provided by (used in) financing activities	4,191	(2,563)

Effect of exchange rate changes on cash and cash equivalents	(162)	634

Net increase in cash and cash equivalents	6,150	15,879

Cash and cash equivalents at beginning of period	22,013	14,624

Cash and cash equivalents at end of period	$28,163	$30,503

Supplemental cash flow information:
Cash paid for interest	$233	$46
Cash received for income taxes	$—	$2,538

Noncash investing and financing activities:
Increase (decrease) in accrued purchases of property and equipment	$3,027	$(1,542)
Capital lease obligations incurred	$—	$8,517
Financed insurance premiums	$304	$248
Equipment sales financed for buyer	$—	$(1,500)
Sales tax on equipment sales financed for buyer	$—	$(132)

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

The Board of Directors approved a 5% stock dividend (or 0.05 share for each share outstanding) on the outstanding shares of common stock of the Company on May 1, 2018. The stock dividend was paid on May 29, 2018 to shareholders of record on May 14, 2018. All comparative financial statement presentations have been retroactively adjusted to reflect the dividend.

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements for the three and nine months ended September 30, 2018 include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Eagle Canada, Inc., Dawson Seismic Services Holdings, Inc., Eagle Canada Seismic Services ULC, and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Notes Receivable. The Company’s notes receivable consist of one note receivable from the purchaser of certain dynamite energy source drilling equipment. This note receivable is stated at the unpaid principal balance. An allowance for note losses was not deemed necessary at September 30, 2018. Interest is recognized over the term of the note and is calculated using the simple-interest method. Amounts payable to the Company under the note receivable are fully collateralized by the specific dynamite energy source drilling equipment sold to the note payor.

Allowance for Doubtful Accounts. Management prepares its allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs and its current client base. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. The Company’s allowance for doubtful accounts was $250,000 at September 30, 2018 and December 31, 2017.

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

Clients are billed as permitted by the service contract. Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. If billing occurs prior to the revenue recognition or billing exceeds the revenue recognized, the amount is considered deferred revenue and a contract liability. Conversely, if the revenue recognition exceeds the billing, the excess is considered an unbilled receivable and a contract asset. As services are performed, those deferred revenue amounts are recognized as revenue.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Qualitative and quantitative disclosures are required and optional practical expedients may be elected. This ASU is effective for the annual period beginning after December 15, 2018, including interim periods within that annual period. Subsequent amendments to the initial guidance have been issued in January 2017, January 2018, and July 2018 within ASU No. 2017-03, ASU No. 2018-01, ASU No. 2018-10, and ASU No. 2018-11 regarding qualitative disclosures, optional practical expedients, codification improvements and an optional transition method to adopt with a cumulative-effect adjustment versus a modified retrospective approach. These updates do not change the core principle of the guidance under ASU No. 2016-02, but rather provide implementation guidance. The Company is nearing completion of the review of its existing leases and plans to implement ASU No. 2016-02 using the cumulative-effect transition method. The Company anticipates recognizing on its balance sheet certain right-of-use assets and lease liabilities, which consist primarily of office and shop space operating leases that are currently off-balance sheet. The Company is still evaluating the impact the adoption of this accounting standard will have on the Company’s results of operations, cash flows and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement by removing, modifying, and adding certain disclosures. This ASU is effective for the annual period beginning after December 15, 2019, including interim periods within that annual period. The Company is currently evaluating the new guidance to determine the impact it will have on the Company’s condensed consolidated financial statements.

In August 2018, the SEC adopted amendments to simplify certain disclosure requirements, as set forth in Securities Act Release No. 33-10532, Disclosure Update and Simplification, which includes a requirement for entities to present the changes in shareholders’ equity in the interim financial statements in quarterly reports on Form 10-Q. This amendment is effective for all filings made on or after November

5, 2018. In light of the timing of effectiveness of the amendment and proximity to the filing date for most filers’ quarterly reports, the SEC has allowed for a filer’s first presentation of the changes in shareholders’ equity to be included in its Form 10-Q for the quarter that begins after the effective date. The Company has elected to adopt the SEC’s delayed implementation option and will present the changes in shareholders’ equity on an interim basis in the first quarter of 2019.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

At September 30, 2018 and December 31, 2017, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, accounts receivable, notes receivable, other current assets, accounts payable, other current liabilities and notes payable. Due to the short-term maturities of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes receivable and notes payable approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes receivable, notes payable and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

4. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Except for the items mentioned below, no other balance sheet opening balances were materially impacted at January 1, 2017 for the adoption of Topic 606.

Deferred Costs (in thousands)

The opening balance of deferred cost was $2,991 and $3,668 at January 1, 2018 and 2017, respectively. The Company’s prepaid expenses and other current assets at September 30, 2018 and 2017 included deferred costs incurred to fulfill contracts with customers of $3,157 and $1,625, respectively.

Deferred costs at September 30, 2018 compared to January 1, 2018 remained fairly consistent. Deferred cost at September 30, 2017 compared to January 1, 2017 decreased primarily as a result of the completion of several projects during that nine month period that had significant deferred fulfillment costs at January 1, 2017.

The amount of total deferred costs amortized for the third quarter and first nine months of 2018 was $14,757 and $29,004, respectively. The amount of total deferred cost amortized for the third quarter and first nine months of 2017 was $12,485 and $35,773, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue (in thousands)

The opening balance of deferred revenue was $6,314 and $5,385 at January 1, 2018 and 2017, respectively. The Company’s deferred revenue at September 30, 2018 and 2017 was $2,779 and $4,587, respectively.

Deferred revenue at September 30, 2018 compared to January 1, 2018 decreased primarily as a result of completing projects for clients with large prepayments for third party reimbursables. Deferred revenue at September 30, 2017 compared to January 1, 2017 decreased primarily as a result of the completion of projects that had deferred revenue at January 1, 2017.

Revenue recognized for the third quarter and first nine months of 2018 that was included in the contract liability balance at the beginning of 2018 was $634 and $5,945, respectively. Revenue recognized for the third quarter and first nine months of 2017 that was included in the contract liability balance at the beginning of 2017 was $96 and $4,806, respectively.

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

Select line items from the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss which reflect the adoption of the new standard and the 5% stock dividend are as follows (in thousands except share and per share data):

	Three Months Ended September 30, 2017
	As Previously Reported	Topic 606 Adjustments	Stock Dividend Adjustments	As Adjusted
Operating revenues	$45,627	$(519)		$45,108
Operating costs:
Operating expenses	$36,594	$(356)		$36,238
Loss from operations	$(4,136)	$(163)		$(4,299)
Net loss	$(2,759)	$(163)		$(2,922)
Basic and diluted loss per share of common stock	$(0.13)	$—	$—	$(0.13)
Weighted average equivalent common shares
outstanding and outstanding - assuming dilution	21,701,662		1,085,083	22,786,745

	Nine Months Ended September 30, 2017
	As Previously Reported	Topic 606 Adjustments	Stock Dividend Adjustments	As Adjusted
Operating revenues	$118,023	$1,091		$119,114
Operating costs:
Operating expenses	$107,639	$1,371		$109,010
Loss from operations	$(31,662)	$(280)		$(31,942)
Net loss	$(26,722)	$(280)		$(27,002)
Basic and diluted loss per share of common stock	$(1.23)	$—	$0.04	$(1.19)
Weighted average equivalent common shares
outstanding and outstanding - assuming dilution	21,681,474		1,084,074	22,765,548

Select line items from the Company’s Condensed Consolidated Statements of Cash Flows which reflect the adoption of the new standard are as follows (in thousands):

	Nine Months Ended September 30, 2017
	As Previously Reported	Topic 606 Adjustments	As Adjusted
Cash flows from operating activities:
Net loss	$(26,722)	$(280)	$(27,002)
Change in current assets and liabilities:
Increase in accounts receivable	$(9,568)	$197	$(9,371)
(Increase) decrease in prepaid expenses and other current assets	$(1,135)	$1,301	$166
Increase in accounts payable	$2,197	$70	$2,267
Increase (decrease) in deferred revenue	$489	$(1,288)	$(799)
Net cash used in operating activities	$(3,309)	$—	$(3,309)

5. DEBT

Credit Agreement

The Company’s existing amended and restated credit agreement (the “Credit Agreement”) with Veritex Community Bank, a Texas state bank (“Veritex Bank”), includes term loan and revolving loan features, and also allows for the issuance of letters of credit and other promissory notes. The Company can borrow up to a maximum of $20.0 million pursuant to the Credit Agreement, subject to the terms and limitations discussed below.

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

The Company does not currently have any notes payable under the term loan feature of the Credit Agreement.

The Company has one outstanding note payable under the Credit Agreement that is not under the term loan feature (and therefore does not count towards the maximum amounts that the Company may borrow) which was incurred on September 13, 2018 to purchase (and is secured by) equipment and has a remaining aggregate principal amount of $6,518,000 as of September 30, 2018. The note payable will mature upon the earlier of (i) the acceleration of the indebtedness pursuant to the terms of the Company’s existing credit facility with Veritex Bank or (ii) September 13, 2021.

The Company’s obligations under the Line of Credit are secured by a security interest in the Company’s accounts receivable and certain of the Company’s core equipment, and the term loans are also secured by certain of the Company’s core equipment. Interest on amounts outstanding under the Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes. The Company is also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $100,000,000. The Company was in compliance with all covenants under the Credit Agreement, including specified ratios, as of September 30, 2018.

Veritex Bank has also issued three letters of credit as of September 30, 2018. The first letter of credit is in the amount of $1,767,000 to support payment of certain insurance obligations of the Company. The principal amount of this letter of credit is collateralized by certain of the Company’s core equipment. The second letter of credit is in the amount of $583,000 to support the company’s workers compensation insurance and is secured by a certificate of deposit. The third letter of credit is unsecured and in the amount of $75,000 to support certain performance obligations of the Company. None of the letters of credit counts as funds borrowed under the Company’s Line of Credit.

Other Indebtedness

The Company has one outstanding note, in the remaining principal amount of $112,000 at September 30, 2018 payable to a finance company for insurance.

In addition, the Company enters into capital lease obligations for certain vehicles and recording equipment. The Company’s Condensed Consolidated Balance Sheets include capital lease obligations of $5,833,000 as of September 30, 2018.

Maturities and Interest Rates of Debt

The following table sets forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Notes payable to commercial banks
Aggregate principal amount outstanding	$6,518	$—
Interest rates	5.00%	—

	September 30, 2018	December 31, 2017
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$112	$—
Interest rates	3.80%	—

The aggregate maturities of the notes payable at September 30, 2018 are as follows (in thousands):

October 2018 - September 2019	$2,284
October 2019 - September 2020	2,173
October 2020 - September 2021	2,173
Obligations under notes payable	$6,630

The aggregate maturities of obligations under capital leases at September 30, 2018 are as follows (in thousands):

October 2018 - September 2019	$2,805
October 2019 - September 2020	3,004
October 2020 - September 2021	24
Obligations under capital leases	$5,833

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

The computation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Net loss	$(5,171)	$(2,922)	$(12,591)	$(27,002)
Weighted average common shares outstanding:
Basic	22,926,764	22,786,745	22,901,558	22,765,548
Dilutive common stock options, restricted stock unit awards and restricted stock awards	—	—	—	—
Diluted	22,926,764	22,786,745	22,901,558	22,765,548
Basic loss per share of common stock	$(0.23)	$(0.13)	$(0.55)	$(1.19)
Diluted loss per share of common stock	$(0.23)	$(0.13)	$(0.55)	$(1.19)

The Company had a net loss in the three and nine months ended September 30, 2018 and 2017. As a result, all stock options, restricted stock unit awards, and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for the respective periods.

The following weighted average numbers of stock options, restricted stock unit awards, and restricted stock awards, in each case as adjusted for the 5% stock dividend paid to shareholders on May 29, 2018, have been excluded from the calculation of diluted loss per share of common stock, as their effect would be anti-dilutive for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	310,059	343,210	316,012	364,978
Restricted stock units	651,482	397,830	522,333	308,293
Non-participating restricted stock awards	65,974	74,725	67,417	77,716
Total	1,027,515	815,765	905,762	750,987

8. INCOME TAXES

For the three and nine months ended September 30, 2018, the Company's effective tax rate was 4.3% and 3.0%, respectively. For the three and nine months ended September 30, 2017, the Company’s effective tax rate was 32.7% and 14.7%, respectively. The Company’s year to date effective tax rate decreased compared to the corresponding period from the prior year primarily due to the reversal of accrued uncertain tax position liabilities associated with the processing of outstanding amended returns that were accepted in the first and third quarters of 2017 and the associated refunds received.

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

The income tax benefit for the three and nine months ended September 30, 2018 does not include income tax benefits for all of the losses incurred because the Company recorded valuation allowances against significantly all of its federal, state and foreign deferred tax assets. The Company has recorded valuation allowances against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, a federal valuation allowance and additional state valuation allowances were maintained during the nine months ended September 30, 2018 and 2017. In addition, due to the Company’s recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowances considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

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

During the third quarter of 2018, we operated a peak of five crews in the U.S. and one crew in Canada for approximately half of the quarter. We anticipate operating three to five crews in the U.S. and one to two crews in Canada in the fourth quarter. In addition, we will conduct one microseismic project in the U.S. during the fourth quarter of 2018. Based on currently available information, we anticipate operating three to five crews in the U.S and up to four crews in Canada during the first quarter of 2019.

The increase in demand we had anticipated for the back half of 2018 has not materialized to the degree that we originally expected. Our optimism for opportunities in the Canadian market has lessened somewhat with the recent large differential between Canadian oil prices and WTI prices. Many industry professionals believe the Permian and Delaware pricing differential is temporary and will ease as additional takeaway capacity is added in 2019 and 2020. In addition, as we enter into the second month of the fourth quarter, we are beginning to experience a slight improvement in bid activity and have secured additional work in various basins including the Permian and Delaware.

Although oil prices have risen in recent quarters, project visibility currently remains constrained. It is our belief that sustainability of oil prices at current or improved levels will result in increased activity and exploration in multiple basins including the Permian and Delaware and lead to improved project visibility as exploration and production companies generate greater cash flows. While we are encouraged by the slight uptick in bid activity that we have seen in the first month of the fourth quarter, we remain cautiously optimistic as our clients evaluate 2019 capital budget expenditures. We continue to maintain our commitment to protecting our balance sheet, taking advantage of opportunistic equipment purchases, and positioning ourselves to meet the needs of our valued shareholders and clients.

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

Most of our client contracts are turnkey contracts. The percentage of revenues derived from turnkey contracts represented approximately three-quarters of our revenues in the first nine months of 2018 and throughout 2017. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the percentage of turnkey contracts to remain high as we continue our operations in the mid-continent, western and southwestern regions of the U.S. in which turnkey contracts are more common.

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

We adopted the new accounting standard for revenue recognition effective January 1, 2018. The new standard had a material impact on our Condensed Consolidated Balance Sheets. Our financial results reflect adoption of the standard with prior periods adjusted accordingly. Refer to Note 2 – Summary of Significant Accounting Policies and Note 4 – Supplemental Consolidated Financial Statement Information in the Notes to the Condensed Consolidated Financial Statements, Part I, Item 1 of this Form 10-Q for further discussion.

Results of Operations

Operating Revenues. Operating revenues for the third quarter of 2018 decreased 10.3%, to $40,448,000 compared to $45,108,000 in the same period of 2017. The revenue decrease for the quarter was primarily due to a decrease in crew utilization when compared to the same period of 2017. Operating revenues increased 6.2% to $126,486,000 during the first nine months of 2018 compared to $119,114,000 in the same period of 2017. The revenue increase for the first nine months of 2018 was primarily due to increased crew utilization when compared to the same period of 2017.

Operating Expenses.  Operating expenses for the third quarter of 2018 decreased by 5.0% to $34,419,000 compared to $36,238,000 in the same period of 2017. Operating expenses decreased 4.2% to $104,393,000 during the first nine months of 2018 compared to $109,010,000 in the same period of 2017. The decrease in operating expenses was primarily due to reduced crew utilization during the third quarter and reduced fulfillment costs over the first nine months of 2018.

General and Administrative Expenses. General and administrative expenses were 10.2% and 9.5% of revenues in the third quarter and first nine months of 2018, respectively, compared to 7.6% and 10.3% of revenues in the same periods of 2017. General and administrative expenses increased $691,000 or 20.1% to $4,136,000 during the third quarter of 2018 from $3,445,000 during the same period of 2017, and decreased $235,000 or 1.9% to $12,061,000 during the first nine months of 2018 from $12,296,000 during the first nine months of 2017. The primary factors for the increase in general and administrative expenses during the third quarter of 2018 when compared to the same period of 2017 were increases in legal and various professional expenses. The costs associated with general and administrative expenses remained flat when comparing the first nine months of 2018 when compared to the same period of 2017.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the third quarter and first nine months of 2018 totaled $7,127,000 and $23,197,000, respectively, compared to $9,724,000 and $29,750,000, for the same periods of 2017, respectively. Depreciation expense decreased in 2018 compared to 2017 as a result of multiple years of reduced capital expenditures. Our depreciation expense is expected to remain flat for the remainder of 2018 primarily due to continued maintenance levels of capital expenditures to maintain our existing asset base.

Our total operating costs for the third quarter of 2018 were $45,682,000, representing a 7.5% decrease from the same period of 2017. Our operating costs for the first nine months of 2018 were $139,651,000, representing a 7.6% decrease from the first nine months of 2017. This decrease was primarily due to the factors described above.

Income Taxes. Income tax benefit for the third quarter and first nine months of 2018 was $232,000 and $389,000, respectively, compared to $1,418,000 and $4,635,000 for the same periods of 2017. These represent effective tax rates of 4.3% and 3.0% for the third quarter and first nine months of 2018 compared to 32.7% and 14.7% for the third quarter and first nine months of 2017. Our year to date effective tax rate decreased compared to the corresponding period from the prior year primarily due to the reversal of accrued uncertain tax position liabilities associated with the processing of outstanding amended returns that were accepted in the first and third quarters of 2017 and the associated refunds received.

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

The reconciliation of our EBITDA to net loss and to net cash (used in) provided by operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Net loss	$(5,171)	$(2,922)	$(12,591)	$(27,002)
Depreciation and amortization	7,127	9,724	23,197	29,750
Interest (income) expense, net	(73)	(62)	(13)	(169)
Income tax benefit	(232)	(1,418)	(389)	(4,635)
EBITDA	$1,651	$5,322	$10,204	$(2,056)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
Net cash (used in) provided by operating activities	$(66)	$(1,433)	$12,772	$(3,309)
Changes in working capital and other items	2,317	7,002	(1,403)	1,959
Noncash adjustments to net loss	(600)	(247)	(1,165)	(706)
EBITDA	$1,651	$5,322	$10,204	$(2,056)

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

Cash Flows. Net cash provided by operating activities was $12,772,000 for the nine months ended September 30, 2018 and net cash used in operating activities was $3,309,000 for the same period of 2017. The change of $16,081,000 in cash flow from operations between periods was primarily due to a decrease of our net loss of $14,411,000 for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Net cash used in investing activities was $10,651,000 for the nine months ended September 30, 2018 compared to net cash provided by investing activities of $21,117,000 for the same period of 2017. The change in cash flow from investing activities between periods was primarily due to $1,000,000 of short term investments in excess of maturities during the first nine months of 2018 compared to $28,250,000 of short term investments that were not reinvested during the first nine months of 2017. Other factors include $2,459,000 of additional cash capital expenditures for seismic equipment during the nine months ending 2018 when compared to 2017.

Net cash provided by financing activities was $4,191,000 for the nine months ended September 30, 2018 and primarily included proceeds from the promissory note used to purchase certain seismic recording equipment of $6,518,000 and principal payments of $2,210,000 under our notes payable and capital leases. Net cash used in financing activities for the nine months ended September 30, 2017 was $2,563,000 and primarily comprised of principal payments of $2,505,000 under our notes payable and capital leases.

Capital Expenditures. The Board of Directors approved an initial 2018 capital budget in the amount of $10,000,000 for capital expenditures, which was limited to necessary maintenance capital requirements and incremental recording channel replacement or increase. During the third quarter, the Board of Directors approved an increase in our 2018 capital budget from $10,000,000 to $17,000,000 in response to a strategic opportunity to acquire certain seismic recording equipment. To date, $13,787,000 has been utilized primarily for maintenance capital, additional seismic equipment, and equipment replacement and refurbishment. In recent years, we have funded most of our capital expenditures through cash flow from operations, cash reserves, equipment term loans and capital leases. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings.

We continually strive to supply our clients with technologically advanced 3-D seismic data acquisition recording services and data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.

Capital Resources.  Historically, we have primarily relied on cash generated from operations, cash reserves and borrowings from commercial banks to fund our working capital requirements and, to some extent, our capital expenditures. Recently, we have funded some of our capital expenditures through commercial bank borrowings, capital leases and equipment term loans. From time to time in the past, we have also funded our capital expenditures and other financing needs through public equity offerings.

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

We do not currently have any notes payable under the term loan feature of the Credit Agreement.

We have one outstanding note payable under the Credit Agreement that is not under the term loan feature (and therefore does not count towards the maximum amounts that we may borrow) which was incurred on September 13, 2018 to purchase (and is secured by) equipment and has a remaining aggregate principal amount of $6,518,000 as of September 30, 2018. The note payable will mature upon the earlier of (i) the acceleration of the indebtedness pursuant to the terms of the Company’s existing credit facility with Veritex Bank or (ii) September 30, 2021.

Our obligations under the Line of Credit are secured by a security interest in our accounts receivable and certain of our core equipment, and the term loans are also secured by certain of our core equipment. Interest on amounts outstanding under the Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes. We are also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $100,000,000. We were in compliance with all covenants under the Credit Agreement, including specified ratios, as of September 30, 2018.

Veritex Bank has also issued three letters of credit as of September 30, 2018. The first letter of credit is in the amount of $1,767,000 to support payment of our insurance obligations. The principal amount of this letter of credit is collateralized by certain of our core equipment. The second letter of credit is in the amount of $583,000 to support our workers compensation insurance and is secured by a certificate of deposit. The third letter of credit is unsecured and in the amount of $75,000 to support certain of our performance obligations. None of the letters of credit counts as funds borrowed under our Line of Credit.

Other Indebtedness

We had one outstanding note, in the remaining principal amount of $112,000 at September 30, 2018 payable to a finance company for insurance.

In addition, we enter into capital lease obligations for certain vehicles and recording equipment. Our Condensed Consolidated Balance Sheets include capital lease obligations of $5,833,000 as of September 30, 2018.

Maturities and Interest Rates of Debt

The following table set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Notes payable to commercial banks
Aggregate principal amount outstanding	$6,518	$—
Interest rates	5.00%	—

	September 30, 2018	December 31, 2017
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$112	$—
Interest rates	3.80%	—

The aggregate maturities of the notes payable at September 30, 2018 are as follows (in thousands):

October 2018 - September 2019	$2,284
October 2019 - September 2020	2,173
October 2020 - September 2021	2,173
Obligations under notes payable	$6,630

The aggregate maturities of obligations under capital leases at September 30, 2018 are as follows (in thousands):

October 2018 - September 2019	$2,805
October 2019 - September 2020	3,004
October 2020 - September 2021	24
Obligations under capital leases	$5,833

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements under current GAAP. However, we do have operating leases discussed below in the “Recently Issued Accounting Pronouncements” section.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Qualitative and quantitative disclosures are required and optional practical expedients may be elected. This ASU is effective for the annual period beginning after December 15, 2018, including interim periods within that annual period. Subsequent amendments to the initial guidance have been issued in January 2017, January 2018, and July 2018 within ASU No. 2017-03, ASU No. 2018-01, ASU No. 2018-10, and ASU No. 2018-11 regarding qualitative disclosures, optional practical expedients, codification improvements and an optional transition method to adopt with a cumulative-effect adjustment versus a modified retrospective approach. These updates do not change the core principle of the guidance under ASU No. 2016-02, but rather provide implementation guidance. We are nearing completion of the review of our existing leases and plan to implement ASU No. 2016-02 using the cumulative-effect transition method. We anticipate recognizing on our balance sheet certain right-of-use assets and lease liabilities, which consist primarily of office and shop space operating leases that are currently off-balance sheet. We are still evaluating the impact the adoption of this accounting standard will have on our results of operations, cash flows and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement by removing, modifying, and adding certain disclosures. This ASU is effective for the annual period beginning after December 15, 2019, including interim periods within that annual period. We are currently evaluating the new guidance to determine the impact it will have on our condensed consolidated financial statements.

In August 2018, the SEC adopted amendments to simplify certain disclosure requirements, as set forth in Securities Act Release No. 33-10532, Disclosure Update and Simplification, which includes a requirement for entities to present the changes in shareholders’ equity in the interim financial statements in quarterly reports on Form 10-Q. This amendment is effective for all filings made on or after November 5, 2018. In light of the timing of effectiveness of the amendment and proximity to the filing date for most filers’ quarterly reports, the SEC has allowed for a filer’s first presentation of the changes in shareholders’ equity to be included in its Form 10-Q for the quarter that begins after the effective date. We have elected to adopt the SEC’s delayed implementation option and will present the changes in shareholders’ equity on an interim basis in the first quarter of 2019.

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

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at September 30, 2018. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several small clients.

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

We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short‑term investments. At September 30, 2018, cash and cash equivalents totaled $28,163,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

10.3

Sixteenth Amendment to Amended and Restated Loan and Security Agreement, by and between the Registrant and Veritex Community Bank, dated September 13, 2018, filed on September 18, 2018 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2018 and 2017, (ii) Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements.

*         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: November 2, 2018	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors, President and Chief Executive Officer

DATE: November 2, 2018	By:	/s/ James K. Brata
James K. Brata
Executive Vice President, Chief Financial Officer, Secretary and Treasurer