Form 10-K
period 2018-12-31
DAWSON GEOPHYSICAL CO
filed 2019-03-06
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232 405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                 Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2018, the aggregate market value of Dawson Geophysical Company common stock, par value $0.01 per share, held by non-affiliates (based upon the closing transaction price on Nasdaq) was approximately $165,982,000.

On March 4, 2019, there were 23,141,739 shares of Dawson Geophysical Company common stock, $0.01 par value outstanding.

As used in this report, the terms “we,” “our,” “us,” “Dawson” and the “Company” refer to Dawson Geophysical Company unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

DAWSON GEOPHYSICAL COMPANY

FORM 10‑K

For the Year Ended December 31, 2018

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

During the fourth quarter of 2018, we operated a peak of four crews in the U.S. and a peak of three crews in Canada with varying utilization of the active crews during the quarter in both areas of operation. The fourth quarter in the U.S. historically has been challenging due to shorter work days and the holiday season. Based on currently available information, we anticipate operating up to a peak of five crews in the U.S. and up to a peak of four crews in Canada in the first quarter of 2019, with varying utilization of the active crews during the quarter in both areas of operation. The winter season in Canada concludes at the end of the first quarter of 2019 with no further seismic activities anticipated thereafter and until the next winter season. In addition, we anticipate that we will conduct one microseismic project in the U.S. during the first quarter of 2019. Based on currently available information, we anticipate operating up to a peak of four crews in the U.S. with varying utilization during the second quarter of 2019.

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

Currently, the North American seismic data acquisition industry is made up of a number of companies divided into two groups. The first group is made up of publicly‑traded companies which includes us and SAExploration Holdings, Inc. (“SAE”). The second group is made up of Echo Seismic Ltd. (“ECHO”), Breckenridge Geophysical Inc. (“Breckenridge”), and Paragon Geophysical Services, Inc. (“Paragon”), along with smaller companies which generally run one or two small channel count seismic crews and often specialize in specific regions or types of operations.

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

In recent years, we have purchased or leased a significant number of cable‑less recording channels. We utilize this equipment primarily as stand‑alone recording systems. As a result of the introduction of cable‑less recording systems, we have realized increased crew efficiencies and increased channels on projects using this equipment. We believe we will experience continued demand for cable‑less recording systems and increased channel count in the future.

As of December 31, 2018, we owned 18 central recording systems, 184 vibrator energy source units, and approximately 334,000 recording channels. Of the 18 recording systems we owned at December 31, 2018, 13 were Geospace Technologies GSR and GSX cable‑less recording systems, three were ARAM ARIES cable‑based recording systems, one was a Wireless Seismic RT System 2 system, and one was a cable‑less INOVA Hawk system. Each crew consists of approximately 40 to 100 technicians with associated vehicles, geophones, a seismic recording system, energy sources, cables, and a variety of other equipment. Each ARAM crew has one central recording vehicle which captures seismic data. The GSR, GSX and INOVA Hawk crews utilize a recorder to manage the data acquisition while the individual system captures and holds the data until they are placed in the Data Transfer Module. The data is then transferred to various data storage media, which are delivered to a data processing center selected by the client.

Equipment Acquisition and Capital Expenditures

We monitor and evaluate advances in geophysical technology and commit capital funds to purchase the equipment we deem most effective to maintain our competitive position. Purchasing and updating seismic equipment and technology involves a commitment to capital spending. We also tie our capital expenditures closely to demand for our services. Beginning in 2014, we adopted a maintenance capital expenditures program due to the belief that our equipment base was sufficient to meet current demand. In response to a strategic opportunity to acquire certain seismic recording equipment during the third quarter of 2018, we increased our 2018 capital budget to $17,000,000. We have adopted a maintenance capital expenditure program of $10,000,000 for 2019.

Clients

Our services are marketed by supervisory and executive personnel who contact clients to determine geophysical needs and respond to client inquiries regarding the availability of crews or processing schedules. These contacts are based principally upon professional relationships developed over a number of years.

Our clients range from major oil and gas companies to small independent oil and gas operators and also providers of multi‑client data libraries. The services we provide to our clients vary according to the size and needs of each client. During the twelve months ended December 31, 2018, sales to two clients represented approximately 32% of our revenues. We anticipate that sales to these clients will represent a smaller percentage of our overall revenues during 2019. The remaining balance of our revenues were derived from varied clients and none represented 10% or more of our revenues.

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

Domestic and Foreign Operations

We derive our revenue from domestic and foreign sources. Total revenues for the twelve months ended December 31, 2018 were approximately $154,156,000, of which $137,101,000 were earned in the U.S. and $17,055,000 were earned in Canada. Total revenues for the twelve months ended December 31, 2017 were approximately $156,532,000, of which $134,442,000 were earned in the U.S. and $22,090,000 were earned in Canada.

Long lived assets as of December 31, 2018 were approximately $293,948,000, with $267,418,000 owned in the U.S. and $26,530,000 owned in Canada. Long lived assets as of December 31, 2017 were approximately $307,844,000, with $282,420,000 owned in the U.S. and $25,424,000 owned in Canada.

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

Competition

The acquisition of seismic data for the oil and natural gas industry is a highly competitive business. Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although factors other than price, such as crew safety, performance history, and technological and operational expertise, are often determinative. Our competition includes publicly traded competitors, such as SAE. Our other major competitors include Echo, Breckenridge, and Paragon. In addition to these previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two small channel count crews. Further, the barriers to entry in the seismic industry are not prohibitive, and it would not be difficult for seismic companies outside of the U.S. to enter the domestic market and compete with us.

Employees

As of December 31, 2018 we employed 582 full‑time employees, of which 88 consisted of management, sales, and administrative personnel with the remainder being crew and crew support personnel. Our employees are not represented by a labor union. We believe we have good relations with our employees.

See “Item 2. Properties” for a description of the material properties utilized in our business.

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

We derive a significant amount of our revenues from a relatively small number of oil and gas exploration and development companies and providers of multi‑client data libraries. During the twelve months ended December 31, 2018, our two largest clients accounted for approximately 32% of our revenues. If these clients, or any of our other significant clients, were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, experience financial difficulties or for any other reason, our results of operations could be adversely affected.

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

We incur losses.

We incurred net losses of $24,407,000 for the twelve months ended December 31, 2018 and $31,790,000 for the twelve months ended December 31, 2017.

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

Our revenues are determined, in part, by the contract price we receive for our services, the level of utilization of our data acquisition crews and the productivity of these crews. Crew utilization and productivity is partly a function of external factors, such as client cancellation or delay of projects, operating delays from inclement weather, obtaining land access rights and other factors, over which we have no control. If our crews encounter operational difficulties or delays on any data acquisition survey, our results of operations may vary, and in some cases, may be adversely affected.

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

Our stock price is subject to significant volatility. Overall market conditions, including a decline in oil and natural gas prices and other risks and uncertainties described in this “Risk Factors” section and in our other filings with the SEC, could cause the market price of our common stock to fall. Our high and low sales prices of our common stock for the twelve months ended December 31, 2018 were $8.40 and $3.04, respectively. Further, the high and low sales prices of our common stock for the twelve months ended December 31, 2017 were $8.55 and $3.70, respectively.

Our common stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “DWSN.” However, daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities. For example, during 2018 our daily trading volume was as low as 11,000 shares. It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.

Our common stock has traded below $5.00 per share in the past year, and when it trades below $5.00 per share it may be considered a low‑priced stock and may be subject to regulations that limit or restrict the potential market for the stock.

Our common stock may be considered a low-priced stock pursuant to rules promulgated under the Exchange Act, if it trades below a price of $5.00 per share. Under these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stock, the broker-dealer’s duties, the client’s rights and remedies, and certain market and other information, and make a suitability determination approving the client for low-priced stock transactions based on the client’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing and provide monthly account statements to the client, and obtain specific written consent of the client. With these restrictions, the likely effect of designation as a low-price stock would be to decrease the willingness of broker-dealers to make a market for our common stock, to decrease the liquidity of the stock, and to increase the transaction costs of sales and purchases of such stocks compared to other securities. As of December 26, 2018, our common stock was quoted at a closing sales price of $3.10 per share and we cannot guarantee that our common stock will trade at a price greater than $5.00 per share.

We do not expect to pay cash dividends on our common stock for the foreseeable future, and, therefore, only appreciation of the price of our common stock may provide a return to shareholders.

While there are currently no restrictions prohibiting us from paying cash dividends to our shareholders, our board of directors, after consideration of economic and market conditions affecting the energy industry in general, and the oilfield services business in particular, determined that we would not pay a cash dividend in respect of our common stock for the foreseeable future. Payment of any cash dividends in the future will be at the discretion of our board and will depend on our financial condition, results of operations, capital and legal requirements, and other factors deemed relevant by the board.

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

The high fixed costs of our operations could result in continuing or increasing operating losses.

Companies within our industry are typically subject to high fixed costs which consist primarily of depreciation (a non‑cash item) and maintenance expenses associated with seismic data acquisition and equipment and crew costs. In addition, ongoing maintenance capital expenditures, as well as new equipment investment, can be significant. As a result, any extended periods of significant downtime or low productivity caused by reduced demand, weather interruptions, equipment failures, permit delays, or other causes could result in continuing or increasing operating losses.

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

We also have additional offices in three other cities in Texas: Denison, Houston and Plano. Our Denison warehouse facility consists of one 5,000 square foot building, two 10,000 square foot adjacent buildings and an outdoor storage area of approximately 60,500 square feet. Our Houston sales office is in an 8,161 square foot facility. Our office in Plano, Texas consists of 7,797 square feet of office space.

We lease an 1,801 square foot facility in Denver, Colorado as a sales office. We also lease a 7,480 square foot facility in Oklahoma City, Oklahoma as a sales office.

We lease 15,020 square feet of office, warehouse and shop space located in Calgary, Alberta.

We believe that our existing facilities are being appropriately utilized in line with past experience and are well maintained, suitable for their intended use, and adequate to meet our current and future operating requirements.

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

Three Months Ended	High	Low
March 31, 2017	$8.55	$5.29
June 30, 2017	$5.61	$3.77
September 30, 2017	$4.70	$3.70
December 31, 2017	$5.66	$4.29
March 31, 2018	$6.78	$4.64
June 30, 2018	$8.40	$5.38
September 30, 2018	$8.28	$5.50
December 31, 2018	$6.57	$3.04

As of March 4, 2019, the market price for our common stock was $3.30 per share, and we had 115 common stockholders of record, as reported by our transfer agent.

The Board of Directors approved a 5% stock dividend (or 0.05 share for each share outstanding) on the outstanding shares of our common stock on May 1, 2018. The stock dividend was paid on May 29, 2018 to shareholders of record on May 14, 2018. All comparative financial statement presentations have been retroactively adjusted to reflect the dividend. We did not pay any dividends to shareholders in 2017. While there are currently no restrictions prohibiting us from paying dividends to our shareholders, our board of directors, after consideration of economic and market conditions affecting the energy industry in general, and the oilfield services business in particular, determined that we would not pay a dividend in respect of our common stock for the foreseeable future. Payment of any dividends in the future will be at the discretion of our board and will depend on our financial condition, results of operations, capital and legal requirements, and other factors deemed relevant by the board.

The following table summarizes certain information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2018. See information and definitions regarding material features of the plans in Note 8, “Stock‑Based Compensation,” to the Consolidated Financial Statements incorporated by reference herein.

Equity Compensation Plan Information

Number of
	Securities to be			Number of Securities
	Issued Upon			Remaining Available
	Exercise or		Weighted Average	for Future Issuance
	Vesting of		Exercise Price	Under the Equity
	Outstanding		of Outstanding	Compensation Plan
	Options,		Options,	(Excluding Securities
	Warrants and		Warrants and	Reflected in
Plan Category	Rights		Rights	Column (a))
(a)
Legacy Dawson Plan
Equity compensation plan approved by security holders	163,485	(1)	$—	—
Equity compensation plans not approved by security holders	—		—	—
Legacy TGC Plan
Equity compensation plan approved by security holders	87,497		$11.23	—
Equity compensation plans not approved by security holders	—		—	—
2016 Plan
Equity compensation plan approved by security holders	463,600		$—	418,517
Equity compensation plans not approved by security holders	—		—	—
Total	714,582		$11.23	418,517

(1)	Number of securities to be issued upon the exercise of outstanding options, warrants and rights represents 163,485 restricted stock unit awards that have not yet vested.

PERFORMANCE GRAPH

The following graph matches Dawson Geophysical Company’s cumulative five year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the PHLX Oil Service Sector index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2013 to December 31, 2018.

The stock prices used in the computation of the graph below reflect those of Legacy TGC from December 31, 2013 to December 31, 2014 multiplied by three to account for the 1‑for‑3 reverse stock split undertaken by Legacy TGC in connection with the Merger. The stock price at December 31, 2015, 2016, 2017, and 2018 reflects that of the combined Company following the Merger, as reported on NASDAQ under the symbol “DWSN”.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Dawson Geophysical Company, the S&P 500 Index

and the PHLX Oil Service Sector Index

$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
12/13
12/14
12/15
12/16
12/17
12/18
S&P 500
PHLX Oil Services (OSX)
Dawson Geophysical (DWSN)

*$100 invested on December 31, 2013 in stock or index, including reinvestment of dividends.

Year ended December 31.

	12/13	12/14	12/15	12/16	12/17	12/18
Dawson Geophysical Company	100.00	29.59	15.80	36.71	22.69	16.21
S&P 500	100.00	111.39	110.58	121.13	144.65	135.63
PHLX Oil Service Sector	100.00	75.04	56.13	65.40	53.22	28.68

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and related notes included in Item 8, “Financial Statements and Supplementary Data.” Amounts below are in thousands, except per share amounts.

					Three
					Months Ended	Year Ended
	Year Ended December 31,				December 31,	September 30,
	2018	2017	2016	2015	2014	2014
		(as adjusted)	(as adjusted)	(as adjusted)	(as adjusted)	(as adjusted)
Operating revenues (1)	$154,156	$156,532	$137,640	$234,685	$50,802	$261,683
Net loss (2) (3)	$(24,407)	$(31,790)	$(38,333)	$(26,279)	$(4,991)	$(12,620)
Basic loss per share of common stock (4) (5) (6)	$(1.07)	$(1.40)	$(1.69)	$(1.21)	$(0.34)	$(0.86)
Cash dividends declared per share of common stock (7) (8) (9)	$—	$—	$—	$—	$0.05	$0.13
Weighted average equivalent common shares outstanding (10) (11)	22,912	22,779	22,692	21,732	14,730	14,718
Total assets	$150,685	$167,919	$190,455	$247,787	$244,022	$256,662
Revolving line of credit	$—	$—	$—	$—	$—	$—
Current maturities of notes payable and obligations under capital leases	$6,683	$2,712	$2,357	$8,585	$6,018	$6,752
Notes payable and obligations under capital leases, net of current maturities	$6,097	$5,153	$—	$2,106	$4,209	$4,933
Stockholders’ equity	$117,016	$141,318	$171,474	$209,718	$194,218	$199,530

(1)

Operating revenues for the years ended December 31, 2017 and 2016 include adjustments for the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) as discussed below in Critical Accounting Policies.

(2)	Net loss for the years ended December 31, 2017 and 2016 include adjustments for the adoption of Topic 606.
(3)

Net loss for the year ended December 31, 2015, the three months ended December 31, 2014 and the year ended September 30, 2014 include transaction costs associated with the Merger of $3,314,000, $1,492,000 and $950,000, respectively.

(4)

Loss per share of common stock for the years ended December 31, 2017 and 2016 include adjustments for the adoption of Topic 606 and adjustments for the May 2018 5% stock dividend discussed in Item 5 above.

(5)

Loss per share of common stock for the year ended December 31, 2015, the three months ended December 31, 2014 and the year ended September 30, 2014 include adjustments for the May 2018 5% stock dividend.

(6)

Loss per share for the three months ended December 31, 2014 and the year ended September 30, 2014 have been adjusted for the effect of the Merger by dividing the previously reported loss per share by the Merger conversion factor of 1.76.

(7)	Cash dividends per share for the three months ended December 31, 2014 and the year ended September 30, 2014 include adjustments for the May 2018 5% stock dividend.
(8)	Calculated based on cash dividends declared in period regardless of period paid.
(9)

Cash dividends per share for the three months ended December 31, 2014 and the year ended September 30, 2014 have been adjusted for the effect of the Merger by dividing the previously reported dividends per share by the Merger conversion factor of 1.76.

(10)

Weighted average shares for the years ended December 31, 2017, 2016 and 2015, the three months ended December 31, 2014 and the year ended September 30, 2014 include adjustments for the May 2018 5% stock dividend.

(11)

Weighted average shares for the three months ended December 31, 2014 and the year ended September 30, 2014 have been adjusted for the effect of the Merger by multiplying the previously reported weighted average shares by the Merger conversion factor of 1.76.

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

You should read this discussion in conjunction with the financial statements and notes thereto included elsewhere in this Form 10‑K. Unless the context requires otherwise, all references in this Item 7 to the “Company,” “we,” “us” or “our” refer to Dawson Geophysical Company and its consolidated subsidiaries.

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

During the fourth quarter of 2018, we operated a peak of four crews in the U.S. and a peak of three crews in Canada with varying utilization of the active crews during the quarter in both areas of operation. The fourth quarter in the U.S. historically has been challenging due to shorter work days and the holiday season. Based on currently available information, we anticipate operating up to a peak of five crews in the U.S. and up to a peak of four crews in Canada in the first quarter of 2019, with varying utilization of the active crews during the quarter in both areas of operation. The winter season in Canada concludes at the end of the first quarter of 2019 with no further seismic activities anticipated thereafter and until the next winter season. In addition, we anticipate that we will conduct one microseismic project in the U.S. during the first quarter of 2019. Based on currently available information, we anticipate operating up to a peak of four crews in the U.S. with varying utilization during the second quarter of 2019.

Despite the challenging fourth quarter market conditions, for the twelve month period ending December 31, 2018, while revenues remained consistent with 2017 levels, we delivered a 140% increase in EBITDA and a significant reduction in net loss compared to the twelve month period ended December 31, 2017. Our ongoing emphasis on cost reduction and enhanced efficiencies contributed to these improvements. While our twelve month results improved compared to the twelve month period ended December 31, 2017, market conditions continue to remain challenging in both the U.S. and Canada. The increase in demand we anticipated for the second half of 2018 did not materialize as oil prices softened, and the Canadian market was unfavorably impacted by the large differential between Canadian oil prices and West Texas Intermediate (“WTI”) prices. In the Permian and Delaware Basins, takeaway capacity constraints resulted in a pricing differential to WTI throughout the year, further reducing effective oil prices. Many industry professionals believe the Permian and Delaware pricing differential will further ease as additional takeaway capacity is added in 2019 and 2020. That said, we are encouraged by an emerging trend related to areas of activity by exploration and production companies and multi-client data companies. For much of 2018, seismic projects in the U.S. have been concentrated in the Permian and Delaware basins with little activity occurring outside of those basins. In recent months, we have seen a slight increase in interest in projects located outside of the Permian and Delaware basins. We have recently bid projects in the Niobrara and Powder River, SCOOP/STACK, Eagle Ford, and Austin Chalk basins.

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

The majority of our revenues were derived from turnkey contracts for the years ending December 31, 2018 and 2017. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the majority of our contracts to be turnkey as we continue our operations in the mid-continent, western and southwestern regions of the U.S. in which turnkey contracts are more common.

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

Reimbursable third-party charges related to our use of helicopter support services, permit support services, specialized survey technologies and dynamite energy sources in areas with limited access are other important factors affecting our results. Revenues associated with third-party charges as a percentage of revenues were generally below our historical range during 2018. We expect that as we continue our operations in the more open terrain of the mid-continent, western and southwestern regions of the U.S., the level of these third-party charges will continue to be generally below our historical range of 25% to 35% of revenue.

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

 Items Affecting Comparability of Our Financial Results

Effective January 1, 2018, the Company adopted the requirements of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) as discussed below. All amounts and disclosures set forth in this Annual report on Form 10-K have been updated to comply with the new standard, as indicated by “as adjusted”.

The Board of Directors approved a 5% stock dividend (or 0.05 share for each share outstanding) on the outstanding shares of common stock of the Company on May 1, 2018. The stock dividend was paid on May 29, 2018 to shareholders of record on May 14, 2018. All comparative financial statement presentations have been retroactively adjusted to reflect the dividend and is also indicated by “as adjusted”.

Results of Operations

Year Ended December 31, 2018 versus Year Ended December 31, 2017 (as adjusted)

Operating Revenues.  Operating revenues for the year ended December 31, 2018 were $154,156,000 compared to $156,532,000 for the same period of 2017. The comparable revenue totals for the years ended December 31, 2018 and 2017 was a result of similar crew utilization rates over those periods.

Operating Expenses.  Operating expenses for the year ended December 31, 2018 decreased to $132,937,000 compared to $139,072,000 for the same period of 2017. The decrease in operating expenses was mainly due to decreased reimbursable charges for the year ended December 31, 2018 compared to the same period in 2017.

General and administrative expenses.  General and administrative expenses were 10.6% of revenues in the year ended December 31, 2018 compared to 10.3% of revenues in the same period of 2017. General and administrative expenses increased to $16,287,000 during the year ended December 31, 2018 from $16,189,000 during the same period of 2017.

The primary factor for general and administrative expenses remaining flat year to year is the result of multiple years of initiatives to control administrative costs required to support our operations.

Depreciation expense.  Depreciation for the year ended December 31, 2018 totaled $29,959,000 compared to $39,235,000 for the same period of 2017. The decrease in depreciation expense is a result of limiting capital expenditures to necessary maintenance capital requirements in recent years. Our depreciation expense is expected to remain flat during 2019 primarily due to limited capital expenditures to maintain our existing asset base.

Our total operating costs for the year ended December 31, 2018 were $179,183,000, representing a 7.9% decrease from the corresponding period of 2017. This change was primarily due to the factors described above.

Income Taxes.  Income tax benefit was $798,000 for the year ended December 31, 2018 compared to $5,314,000 for the same period of 2017. The effective tax benefit rates for the years ended December 31, 2018 and 2017 were approximately 3.1% and 14.3%, respectively. Our effective tax rates decreased compared to the corresponding period from the prior year primarily due to the filing and acceptance of federal and state tax returns and the associated refunds received in 2017. Our effective tax rates differ from the statutory federal rate of 21% for certain items such as state and local taxes, valuation allowances, non‑deductible expenses and discrete items.

Year Ended December 31, 2017 (as adjusted) versus Year Ended December 31, 2016 (as adjusted)

Operating Revenues.  Operating revenues for the year ended December 31, 2017 were $156,532,000 compared to $137,640,000 for the same period of 2016. The increase was primarily due to an increase in utilization rates in 2017 as demand for our services showed moderate improvement over 2016. We also had an increase in reimbursable revenue due to the increased number of acquisition projects. We experienced revenue increases in both the U.S. and Canadian markets in 2017. Although we saw increases in our revenues, we did experience a number of project readiness issues and client-directed delays throughout 2017. Severe weather conditions in several areas of operations during the first and second quarters of 2017 led to short term project delays with our crew count dropping to as low as two in April of 2017.

Operating Expenses.  Operating expenses for the year ended December 31, 2017 increased to $139,072,000 compared to $124,023,000 for the same period of 2016. The increase in operating expenses and reimbursed third–party charges was primarily a result of an increase in utilization rates as discussed in operating revenues above and higher reimbursable expenses corresponding to the increased number of acquisition projects.

General and administrative expenses.  General and administrative expenses were 10.3% of revenues in the year ended December 31, 2017 compared to 12.2% of revenues in the same period of 2016. General and administrative expenses decreased to $16,189,000 during the year ended December 31, 2017 from $16,822,000 during the same period of 2016. The primary factor for the decrease in general and administrative expenses was on-going cost control efforts to reduce administrative costs to support our operations.

Depreciation expense.  Depreciation for the year ended December 31, 2017 totaled $39,235,000 compared to $44,283,000 for the same period of 2016. The decrease in depreciation expense is a result of limiting capital expenditures to necessary maintenance capital requirements in recent years.

Our total operating costs for the year ended December 31, 2017 were $194,496,000, representing a 5.1% increase from the corresponding period of 2016. This change was primarily due to the factors described above.

Income Taxes.  Income tax benefit was $5,314,000 for the year ended December 31, 2017 compared to $5,960,000 for the same period of 2016. The effective tax benefit rates for the years ended December 31, 2017 and 2016 were approximately 14.3% and 13.5%, respectively. Our effective tax rates increased compared to the corresponding period from the prior year primarily due to the filing and acceptance of federal and state tax returns and the associated refunds received. Our effective tax rates differ from the statutory federal rate of 35% for certain items such as state and local taxes, valuation allowances, non‑deductible expenses and discrete items.

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

The reconciliation of our EBITDA to our net loss and net cash provided by (used in) operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Year Ended December 31,
	2018	2017	2016
		(as adjusted)	(as adjusted)
Net loss	$(24,407)	$(31,790)	$(38,333)
Depreciation and amortization	29,959	39,235	44,283
Interest expense (income), net	8	(148)	(87)
Income tax benefit	(798)	(5,314)	(5,960)
EBITDA	$4,762	$1,983	$(97)

	Year Ended December 31,
	2018	2017	2016
		(as adjusted)	(as adjusted)
Net cash provided by (used in) operating activities	$12,871	$(6,703)	$8,742
Changes in working capital and other items	(6,741)	9,662	(7,960)
Noncash adjustments to net loss	(1,368)	(976)	(879)
EBITDA	$4,762	$1,983	$(97)

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

Cash Flows.  The following table shows our sources and uses of cash (in thousands) for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
		(as adjusted)	(as adjusted)
Net cash provided by (used in):
Operating activities	$12,871	$(6,703)	$8,742
Investing activities	(8,596)	16,788	(22,729)
Financing activities	2,517	(3,420)	(8,483)
Effect of exchange rate changes on cash and cash equivalents	(76)	724	85
Net change in cash and cash equivalents	$6,716	$7,389	$(22,385)

Year Ended December 31, 2018 versus Year Ended December 31, 2017 (as adjusted)

Net cash provided by operating activities was $12,871,000 for the year ended December 31, 2018 compared to cash used in operating activities of $6,703,000 for the same period in 2017. Cash reductions were primarily due to a decrease in our net loss and a decrease in our operating level of accounts receivable as of December 31, 2018.

Net cash used in investing activities was $8,596,000 for the year ended December 31, 2018 and includes $6,000,000 of proceeds from maturities of short-term investments that were not reinvested offset by cash capital expenditures of $15,745,000. Net cash provided by investing activities was $16,788,000 for the year ended December 31, 2017 and included $23,667,000 of proceeds from maturities of short-term investments that were not reinvested offset by cash capital expenditures of $8,675,000. Cash provided by investing activities for the year ended December 31, 2017 was aided by $1,325,000 of proceeds from disposal of assets.

Net cash provided by financing activities was $2,517,000 for the year ended December 31, 2018 and includes proceeds from notes payable used to purchase seismic data acquisition equipment of $6,518,000 offset by principal payments of $1,180,000 on our notes, payments of $2,699,000 under our capital leases, and outflows of $121,000 associated with taxes related to stock vesting. Net cash used in financing activities was $3,420,000 for the year ended December 31, 2017 and included principal payments of $2,186,000 on our notes, payments of $1,076,000 under our capital leases, and outflows of $158,000 associated with taxes related to stock vesting.

Year Ended December 31, 2017 (as adjusted) versus Year Ended December 31, 2016 (as adjusted)

Net cash used in operating activities was $6,703,000 for the year ended December 31, 2017 compared to cash provided by operating activities of $8,742,000 for the same period in 2016. Cash reductions were primarily due to an increase in our operating level of accounts receivable as of December 31, 2017.

Net cash provided by investing activities was $16,788,000 for the year ended December 31, 2017 and includes $23,667,000 of proceeds from maturities of short-term investments that were not reinvested offset by cash capital expenditures of $8,675,000. The increase in cash provided by investing activities was aided by $1,325,000 of proceeds from disposal of assets. Net cash used in investing activities was $22,729,000 for the year ended December 31, 2016 and included $19,250,000 of cash reserves that were invested and cash capital expenditures of $8,251,000. These increases in cash used in investing activities were offset by $1,922,000 of proceeds from disposal of assets and $2,850,000 of proceeds on flood insurance claims.

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

Indebtedness. On June 30, 2015, we entered into an amendment to our Credit Agreement with our lender Veritex Bank (as amended from time to time, the “Credit Agreement”) for the purpose of renewing, extending and increasing our line of credit under such agreement. The Credit Agreement was renewed on June 30, 2018.

Credit Agreement.  Our Credit Agreement with Veritex Bank includes term loan and revolving loan features, and also allows for the issuance of letters of credit and other promissory notes. We can borrow up to a maximum of $20.0 million pursuant to the Credit Agreement, subject to the terms and limitations discussed below.

The Credit Agreement provides for a revolving loan feature (the “Line of Credit”), that permits us to borrow, repay and re-borrow, from time to time until June 30, 2019, up to the lesser of (i) $20.0 million or (ii) a sum equal to (a) 80% of our eligible accounts receivable (less the outstanding principal balance of term loans and letters of credit under the Credit Agreement) and (b) the lesser of (i) 50% of the value of certain of our core equipment or (ii) $12,500,000. We have not utilized the Line of Credit since its inception. Because our ability to borrow funds under the Line of Credit is tied to the amount of our eligible accounts receivable and value of certain of our core equipment, if our accounts receivable decrease materially for any reason, including delays, reductions or cancellations by clients, or decreased demand for our services, or the value of our pledged core equipment decreases materially, our borrowing ability to fund operations or other obligations may be reduced.

The Credit Agreement also provides for a term loan feature. Any notes outstanding under this feature would count toward the maximum amounts we may borrow under the Credit Agreement.

We do not currently have any notes payable under the term loan feature of the Credit Agreement.

We have one outstanding note payable under the Credit Agreement that is not under the term loan feature (and therefore does not count towards the maximum amounts that we may borrow) which was incurred on September 13, 2018 to purchase (and is secured by) equipment and has a remaining aggregate principal amount of $5,975,000 as of December 31, 2018. The note payable will mature upon the earlier of (i) the acceleration of the indebtedness pursuant to the terms of the Company’s existing credit facility with Veritex Bank or (ii) September 13, 2021.

Our obligations under the Line of Credit are secured by a security interest in our accounts receivable and certain of our core equipment, and the term loans are also secured by certain of our core equipment. Interest on amounts outstanding under the Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes. We are also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $100,000,000. We were in compliance with all covenants under the Credit Agreement, including specified ratios, as of December 31, 2018.

 Veritex Bank has also issued three letters of credit as of December 31, 2018. The first letter of credit is in the amount of $1,767,000 to support payment of our insurance obligations. The principal amount of this letter of credit is collateralized by certain of our core equipment. The second letter of credit is in the amount of $583,000 to support our workers compensation insurance and is secured by a certificate of deposit. The third letter of credit is unsecured and in the amount of $75,000 to support certain of our performance obligations. None of the letters of credit counts as funds borrowed under our Line of Credit.

Other Indebtedness.  As of December 31, 2018, we have two notes payable to a finance company for various insurance premiums totaling $1,680,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as capital leases. Our Consolidated Balance Sheets as of December 31, 2018 include capital lease obligations of $5,125,000.

Contractual Obligations.  We believe that our capital resources, including our short‑term investments, cash flow from operations, and funds available under our Line of Credit, will be adequate to meet our current operational needs. We believe that we will be able to finance our 2019 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our Line of Credit. However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic climate adversely affects the ability of our customers, and/or potential customers, to promptly pay amounts owing to us under their service contracts with us.

The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of December 31, 2018 (in thousands):

	Payments Due by Period (in thousands)
		Within			After
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
Operating lease obligations (office space)	$9,761	$1,521	$2,870	$2,321	$3,049
Capital lease obligations	5,125	2,830	2,295	—	—
Debt obligations	7,655	3,852	3,803	—	—
Total	$22,541	$8,203	$8,968	$2,321	$3,049

Off‑Balance Sheet Arrangements

As of December 31, 2018, we had no off‑balance sheet arrangements under current GAAP. However, we do have operating leases discussed above in the “Liquidity and Capital Resources: Contractual Obligations” section and below in the “Recently Issued Accounting Pronouncements” section.

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

Allowance for Doubtful Accounts. We prepare our allowance for doubtful accounts receivable based on our review of past-due accounts, our past experience of historical write-offs and our current client base. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of our clients. Our allowance for doubtful accounts was $250,000 at December 31, 2018, 2017 and 2016.

Notes Receivable. Our notes receivable consist of one note receivable from the purchaser of certain dynamite energy source drilling equipment. This note receivable is stated at the unpaid principal balance. An allowance for note losses was not deemed necessary at December 31, 2018. Interest is recognized over the term of the note and is calculated using the simple-interest method. Amounts payable to us under the note receivable are fully collateralized by the specific dynamite energy source drilling equipment sold to the note payor.

Impairment of Long‑Lived Assets.  We review long‑lived assets for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets, and the fair value of the assets is below the carrying value of the assets. Our forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on our anticipated future results while considering anticipated future oil and gas prices, which is fundamental in assessing demand for our services. If the carrying amounts of the assets exceed the estimated expected undiscounted future cash flows, we measure the amount of possible impairment by comparing the carrying amount of the asset to its fair value. No impairment charges were recognized for the years ended December 31, 2018, 2017 and 2016.

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

Revenue Recognition. Our services are provided under cancelable service contracts which usually have an original expected duration of one year or less. These contracts are either “turnkey” or “term” agreements. Under both types of agreements, we recognize revenue as the services are performed. Revenue is recognized based on square miles of data recorded compared to total square miles anticipated to be recorded on the survey using the total estimated revenue for the service contract. In the case of a cancelled service contract, the client is billed and revenue is recognized for any third party charges and square miles of data recorded up to the date of cancellation.

 We also receive reimbursements for certain out-of-pocket expenses under the terms of the service contracts. The amounts billed to clients are included at their gross amount in the total estimated revenue for the service contract.

 Clients are billed as permitted by the service contract. Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. If billing occurs prior to the revenue recognition or billing exceeds the revenue recognized, the amount is considered deferred revenue and a contract liability. Conversely, if the revenue recognition exceeds the billing, the excess is considered an unbilled receivable and a contract asset. As services are performed, those contract liabilities and contract assets are recognized as revenue and expense, respectively.

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

We adopted Topic 606 effective January 1, 2018, using the full retrospective method, which required us to adjust our consolidated financial statements from amounts previously reported for each prior reporting period presented. We recognized the cumulative effect of adopting the guidance as an adjustment to our opening balance of retained earnings as of January 1, 2016. We elected several ongoing and transitional practical expedients including (i) to ignore the financing component when estimating the transaction price for service contracts completed within one year, (ii) to exclude sales tax collected from the customer when determining the transaction price, (iii) to expense incremental costs to obtain a customer contract if the amortization period for those costs would otherwise be one year or less, (iv) to not restate contracts that begin and end within the same annual reporting period, (v) to use the transaction price at the completion of the contract to retrospectively apply the new guidance, and (vi) to not disclose the remaining performance obligations for the reporting periods presented before the date of initial application. The most significant impact to us of the adoption of Topic 606 relates to the deferred recognition of revenues and expenses to fulfill contracts with customers until data recording has begun.

Adjustments to Consolidated Financial Statements related to Topic 606 are shown in the Consolidated Statements of Stockholders’ Equity and in Note 6 - Supplemental Consolidated Financial Statement Information.

Income Taxes.  We account for our income taxes with the recognition of amounts of taxes payable or refundable for the current year and by using an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We determine deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates of deferred tax assets and liabilities is recognized in income in the year of an enacted rate change. The deferred tax asset is reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining our annual effective tax rate and the valuation of deferred tax assets, which can create a variance between actual results and estimates and could have a material impact on our provision or benefit for income taxes. Due to our recent operating losses and valuation allowances, we may recognize reduced or no tax benefits on future losses on the Consolidated Statements of Operations and Comprehensive Loss. Our effective tax rates differ from the statutory federal rate of 21% for certain items such as state and local taxes, valuation allowances, non‑deductible expenses and discrete items.

Recently Issued Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees except for certain circumstances. Any transition impact will be a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. This ASU is effective for the annual period beginning after December 15, 2018, including interim periods within that annual period and early adoption is permitted. We will adopt this guidance in the first quarter of 2019 and do not expect a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act passed by the U.S. federal government in December 2017. We adopted ASU 2018-02 in the first quarter of 2018 and recorded an adjustment to Stockholders’ Equity within the Consolidated Balance Sheets that did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. We adopted this guidance in the first quarter of 2018, and it did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Qualitative and quantitative disclosures are required and optional practical expedients may be elected. This ASU is effective for the annual period beginning after December 15, 2018, including interim periods within that annual period. Subsequent amendments to the initial guidance have been issued in January 2017, January 2018, and July 2018 within ASU No. 2017-03, ASU No. 2018-01, ASU No. 2018-10, and ASU No. 2018-11 regarding qualitative disclosures, optional practical expedients, codification improvements and an optional transition method to adopt with a cumulative-effect adjustment versus a modified retrospective approach. These updates do not change the core principle of the guidance under ASU No. 2016-02, but rather provide implementation guidance. We will adopt the accounting standard using the cumulative-effect transition method, which applies the guidance at the beginning of the period of adoption. We will elect the package of practical expedients permitted, which, among other things, allows us to carry forward the historical lease classification. We will make the accounting policy elections to not recognize lease assets and lease liabilities with an initial term of 12 months or less and to not separate lease and non-lease components. Our accounting for finance leases remains substantially unchanged. Operating lease right-of-use (“ROU”) assets and liabilities will be recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, an incremental borrowing rate based on the information available at the commencement date will be used in determining the present value. We will use the implicit rate when readily determinable. The operating lease ROU asset will also include any prepaid lease payments and will be reduced by any accrued lease payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. Operating lease cost for lease payments will be recognized on a straight-line basis over the lease term. The expected impact of adoption on our consolidated balance sheet will be the recognition of a ROU asset of $7.8 million, an operating lease liability of $8.3 million, and a reduction of accrued liabilities of $0.5 million, primarily for office and shop space leases that are currently off-balance sheet. We do not anticipate any material impact on our results of operations nor any material impact on our cash flows. Our disclosures will be adjusted according to the disclosure requirements of the standard.

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

Concentration of Credit Risk.  Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at December 31, 2018. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several smaller clients.

We generally provide services to certain key clients that account for a significant percentage of our accounts receivable at any given time. Our key clients vary over time. We extend credit to various companies in the oil and natural gas industry, including our key clients, for the acquisition of seismic data, which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in the economic or other conditions of our key clients and may accordingly impact our overall credit risk. If any of these significant clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, or for any other reason, our results of operations could be affected. Because of the nature of our contracts and clients’ projects, our largest clients can change from year to year, and the largest clients in any year may not be indicative of the largest clients in any subsequent year. During the twelve months ended December 31, 2018, our two largest clients accounted for approximately 32% of revenue. The remaining balance of our revenue derived from varied clients and none represented more than 10% of revenue.

Interest Rate Risk.  From time to time, we are exposed to the impact of interest rate changes on the outstanding indebtedness under our Credit Agreement.

We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short‑term investments. At December 31, 2018, cash and cash equivalents totaled $28,729,000.

For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors.”

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages F‑1 through F‑25 hereof and are incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a‑15(e) and 15d‑15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer, and our Executive Vice President, Chief Financial Officer, Secretary, and Treasurer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Executive Vice President, Chief Financial Officer, Secretary, and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our President and Chief Executive Officer, and Executive Vice President, Chief Financial Officer, Secretary, and Treasurer, we evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2018 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, we have concluded that, as of December 31, 2018, our internal control over financial reporting was effective. Our internal control over financial reporting as of December 31, 2018 has been audited by RSM US LLP, the independent registered public accounting firm who also audited our financial statements. Their attestation report appears on page F‑2.

Changes in Internal Control over Financial Reporting

There have not been any additional changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) of the Exchange Act) during the quarter ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Part IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this report:

(1)Financial Statements.

The following consolidated financial statements of the Company appear on pages F‑1 through F‑25 and are incorporated by reference into Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

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

10.15

Fourteenth Amendment to Amended and Restated Loan and Security Agreement, by and between the Registrant and Veritex Community Bank, dated November 23, 2017, filed on July 2, 2018 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.16

Fifteenth Amendment to Amended and Restated Loan and Security Agreement, by and between the Registrant and Veritex Community Bank, dated June 30, 2018, filed on July 2, 2018 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.17

Sixteenth Amendment to Amended and Restated Loan and Security Agreement, by and between the Registrant and Veritex Community Bank, dated September 13, 2018, filed on September 18, 2018 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.18

Seventeenth Amendment to Amended and Restated Loan and Security Agreement, by and between the Registrant and Veritex Community Bank, dated November 23, 2018, filed on February 21, 2019 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

+10.19	The Executive Nonqualified “Excess” Plan Adoption Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K, filed on January 8, 2013, and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION

+10.20	The Executive Nonqualified Excess Plan Document, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed on January 8, 2013, and incorporated herein by reference.

+10.21

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

+10.25

Employment Agreement, dated October 8, 2014, by and between the Registrant and Daniel G. Winn, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8‑K, filed on October 9, 2014, and incorporated herein by reference.

+10.26

Employment Agreement, dated October 8, 2014, by and between the Registrant and James K. Brata, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K, filed on October 9, 2014, and incorporated herein by reference.

+10.27

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

+10.30

Letter Agreement, dated February 15, 2016, by and between James W. Thomas and the Company, filed as Exhibit 10.4 to the Company’s Current Report on Form 8‑K, filed on February 19, 2016, and incorporated herein by reference.

+10.31

Letter Agreement, dated February 15, 2016, by and between C. Ray Tobias and the Company, filed as Exhibit 10.5 to the Company’s Current Report on Form 8‑K, filed on February 19, 2016, and incorporated herein by reference.

+10.32

Letter Agreement, dated February 15, 2016, by and between Wayne A. Whitener and the Company, filed as Exhibit 10.6 to the Company’s Current Report on Form 8‑K, filed on February 19, 2016, and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION

+10.33

Letter Agreement, dated February 15, 2016, by and between Daniel G. Winn and the Company, filed as Exhibit 10.7 to the Company’s Current Report on Form 8‑K, filed on February 19, 2016, and incorporated herein by reference.

10.34

Letter Agreement, dated May 4, 2018, by and between James K. Brata and the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 4, 2018, and incorporated herein by reference.

10.35

Letter Agreement, dated May 4, 2018, by and between Stephen C. Jumper and the Company, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 4, 2018, and incorporated herein by reference.

10.36

Letter Agreement, dated May 4, 2018, by and between James W. Thomas and the Company, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on May 4, 2018, and incorporated herein by reference.

10.37

Letter Agreement, dated May 4, 2018, by and between C. Ray Tobias and the Company, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on May 4, 2018, and incorporated herein by reference.

+10.38

Amended and Restated Dawson Geophysical Company 2006 Stock and Performance Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K, filed on February 11, 2015, and incorporated herein by reference.

+10.39

Form of Restricted Stock Agreement for the Legacy Dawson Plan, filed as Exhibit 10.5 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Annual Report on Form 10‑K, filed on December 11, 2013 (File No. 001‑34404), and incorporated herein by reference.

+10.40

Form of Restricted Stock Unit Agreement for the Legacy Dawson Plan, filed as Exhibit 10.5 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Annual Report on Form 10‑K, filed on December 11, 2013 (File No. 001‑34404), and incorporated herein by reference.

+10.41

Form of Stock Option Agreement for the Legacy Dawson Plan, filed as Exhibit 10.4 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Quarterly Report on Form 10‑Q, filed on February 11, 2008 (File No. 001‑34404), and incorporated herein by reference.

+10.42

Form of Stock Option Agreement for the Legacy Dawson Plan, filed as Exhibit 10.9 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Annual Report on Form 10‑K, filed on December 11, 2013 (File No. 001‑34404), and incorporated herein by reference.

+10.43

Dawson Geophysical 2014 Annual Incentive Plan, filed as Exhibit 10.1 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Current Report on Form 8‑K, filed on November 25, 2013 (File No. 001‑34404), and incorporated herein by reference.

10.44

Form of Master Geophysical Data Acquisition Agreement, filed as Exhibit 10.10 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Annual Report on Form 10‑K, filed on December 5, 2012 (File No. 001‑34404), and incorporated herein by reference.

10.45

Form of Supplemental Agreement to Master Geophysical Data Acquisition Agreement, filed as Exhibit 10.11 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Annual Report on Form 10‑K, filed on December 5, 2012 (File No. 001‑34404), and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION

+10.46

Amended and Restated 2006 Stock Awards Plan of the Company (formerly known as the TGC Industries, Inc. 2006 Stock Awards Plan, i.e., the Legacy TGC Plan), filed on June 5, 2015 as Exhibit 10.1 to the Company’s Current Report on Form 8‑K (File No. 001‑32472), and incorporated herein by reference.

+10.47	Dawson Geophysical Company 2016 Stock and Performance Incentive Plan, filed on May 5, 2016 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of RSM US LLP, independent registered public accountants to incorporation of report by reference.

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*           Filed herewith.

+          Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 6th day of March, 2019.

DAWSON GEOPHYSICAL COMPANY

By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen C. Jumper Stephen C. Jumper	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	03-06-19

/s/ Wayne A. Whitener Wayne A. Whitener	Vice Chairman of the Board of Directors	03-06-19

/s/ William J. Barrett William J. Barrett	Director	03-06-19

/s/ Craig W. Cooper Craig W. Cooper	Director	03-06-19

/s/ Gary M. Hoover Gary M. Hoover	Director	03-06-19

/s/ Michael L. Klofas Michael L. Klofas	Director	03-06-19

/s/ Ted R. North Ted R. North	Director	03-06-19

/s/ Mark A. Vander Ploeg Mark A. Vander Ploeg	Director	03-06-19

/s/ James K. Brata James K. Brata	Executive Vice President, Chief Financial Officer, Secretary, and Treasurer (principal financial and accounting officer)	03-06-19

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Dawson Geophysical Company

Opinion on the Internal Control Over Financial Reporting

We have audited Dawson Geophysical Company's (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the years then ended of the Company and our report dated March 6, 2019 expressed an unqualified opinion.

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

March 6, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Dawson Geophysical Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dawson Geophysical Company and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the years then ended, and the related notes to the consolidated financial statements.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 6, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Houston, Texas

March 6, 2019

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,	December 31,
	2018	2017
		(as adjusted)
Assets
Current assets:
Cash and cash equivalents	$28,729	$22,013
Short-term investments	10,583	16,583
Accounts receivable, net of allowance for doubtful accounts of $250 at December 31, 2018 and 2017	25,338	33,156
Current maturities of notes receivable	64	695
Prepaid expenses and other current assets	12,311	7,340
Total current assets	77,025	79,787

Property and equipment	293,948	307,844
Less accumulated depreciation	(222,407)	(221,271)
Property and equipment, net	71,541	86,573

Notes receivable, net of current maturities	1,447	841

Intangibles, net	379	494

Long-term deferred tax assets, net	293	224

Total assets	$150,685	$167,919

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	$5,427	$5,933
Accrued liabilities:
Payroll costs and other taxes	1,034	1,151
Other	3,643	4,314
Deferred revenue	10,501	6,314
Current maturities of notes payable and obligations under capital leases	6,683	2,712
Total current liabilities	27,288	20,424

Long-term liabilities:
Notes payable and obligations under capital leases, net of current maturities	6,097	5,153
Deferred tax liabilities, net	134	874
Other accrued liabilities	150	150
Total long-term liabilities	6,381	6,177

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
23,018,441 and 22,926,805 shares issued, and 22,969,996 and 22,878,360
shares outstanding at December 31, 2018 and 2017, respectively	230	229
Additional paid-in capital	153,268	152,022
Retained deficit	(34,518)	(10,153)
Treasury stock, at cost; 48,445 shares	—	—
Accumulated other comprehensive loss, net	(1,964)	(780)
Total stockholders’ equity	117,016	141,318

Total liabilities and stockholders’ equity	$150,685	$167,919

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
		(as adjusted)	(as adjusted)

Operating revenues	$154,156	$156,532	$137,640
Operating costs:
Operating expenses	132,937	139,072	124,023
General and administrative	16,287	16,189	16,822
Depreciation and amortization	29,959	39,235	44,283
	179,183	194,496	185,128

Loss from operations	(25,027)	(37,964)	(47,488)

Other income (expense):
Interest income	400	306	347
Interest expense	(408)	(158)	(260)
Other (expense) income	(170)	712	3,108
Loss before income tax	(25,205)	(37,104)	(44,293)

Income tax benefit (expense):
Current	41	6,077	396
Deferred	757	(763)	5,564
	798	5,314	5,960

Net loss	(24,407)	(31,790)	(38,333)

Other comprehensive (loss) income:
Net unrealized (loss) income on foreign exchange rate translation, net	(1,141)	816	228

Comprehensive loss	$(25,548)	$(30,974)	$(38,105)

Basic loss per share of common stock	$(1.07)	$(1.40)	$(1.69)

Diluted loss per share of common stock	$(1.07)	$(1.40)	$(1.69)

Cash dividend declared per share of common stock	$—	$—	$—

Weighted average equivalent common shares outstanding	22,912,217	22,779,377	22,692,139

Weighted average equivalent common shares outstanding - assuming dilution	22,912,217	22,779,377	22,692,139

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

					Accumulated
	Common Stock		Additional	Retained	Other
	Number		Paid-in	Earnings	Comprehensive
	Of Shares	Amount	Capital	(Deficit)	(Loss) Income	Total
	(as adjusted)	(as adjusted)	(as adjusted)	(as adjusted)

Balance December 31, 2015	22,719,498	$227	$150,456	$60,859	$(1,824)	$209,718
Impact of adopting ASU 2014-09				(869)		(869)
Net loss (as adjusted)				(38,333)		(38,333)
Unrealized gain on foreign exchange rate translation					496
Income tax expense					(268)
Other comprehensive gain					228	228
Issuance of common stock under stock compensation plans	20,221	—	—			—
Tax deficit recorded to hypothetical APIC pool			(77)			(77)
Stock-based compensation expense			462			462
Issuance of common stock as compensation	66,200	1	416			417
Shares exchanged for taxes on stock-based compensation	(10,880)	—	(72)			(72)
Balance December 31, 2016	22,795,039	228	151,185	21,657	(1,596)	171,474
Impact of adopting ASU 2016-09			20	(20)		—
Net loss (as adjusted)				(31,790)		(31,790)
Unrealized gain on foreign exchange rate translation					1,091
Income tax expense					(275)
Other comprehensive gain					816	816
Issuance of common stock under stock compensation plans	92,448	1	(1)			—
Stock-based compensation expense			656			656
Issuance of common stock as compensation	67,498	—	320			320
Shares exchanged for taxes on stock-based compensation	(28,180)	—	(158)			(158)
Balance December 31, 2017	22,926,805	229	152,022	(10,153)	(780)	141,318
Impact of adopting ASU 2018-02				43	(43)	—
Cash in lieu of fractional shares for stock dividend	(101)			(1)		(1)
Net loss				(24,407)		(24,407)
Unrealized loss on foreign exchange rate translation					(1,141)
Income tax benefit					—
Other comprehensive loss					(1,141)	(1,141)
Issuance of common stock under stock compensation plans	51,384	1	(1)			—
Stock-based compensation expense			1,037			1,037
Issuance of common stock as compensation	59,284	—	331			331
Shares exchanged for taxes on stock-based compensation	(18,931)	—	(121)			(121)
Balance December 31, 2018	23,018,441	$230	$153,268	$(34,518)	$(1,964)	$117,016

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
		(as adjusted)	(as adjusted)
Cash flows from operating activities:
Net loss	$(24,407)	$(31,790)	$(38,333)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	29,959	39,235	44,283
Noncash compensation	1,368	976	879
Deferred income tax (benefit) expense	(757)	763	(5,564)
Gain on proceeds from insurance settlements	—	—	(2,269)
Change in other accrued long-term liabilities	—	(1,489)	(195)
Loss (gain) on disposal of assets	16	(1,714)	(167)
Other	—	(91)	186
Change in current assets and liabilities:
Decrease (increase) in accounts receivable	6,744	(16,465)	19,891
(Increase) decrease in prepaid expenses and other current assets	(2,664)	278	4,242
(Decrease) increase in accounts payable	(798)	1,207	(4,878)
(Decrease) increase in accrued liabilities	(777)	1,458	(1,810)
Increase (decrease) in deferred revenue	4,187	929	(7,523)
Net cash provided by (used in) operating activities	12,871	(6,703)	8,742
Cash flows from investing activities:
Capital expenditures, net of noncash capital expenditures summarized below	(15,745)	(8,675)	(8,251)
Proceeds from maturity of short-term investments	55,000	61,250	91,750
Acquisition of short-term investments	(49,000)	(37,583)	(111,000)
Proceeds from disposal of assets	437	1,325	1,922
Proceeds from flood insurance claims	687	375	2,850
Proceeds from notes receivable	25	96	—
Net cash (used in) provided by investing activities	(8,596)	16,788	(22,729)
Cash flows from financing activities:
Proceeds from notes payable	6,518	—	—
Principal payments on notes payable	(1,180)	(2,186)	(7,554)
Principal payments on obligations under capital leases	(2,699)	(1,076)	(780)
Excess tax benefit from share-based payment arrangement	—	—	(77)
Tax withholdings related to stock-based compensation awards	(121)	(158)	(72)
Cash in lieu of stock dividend paid	(1)	—	—
Net cash provided by (used in) financing activities	2,517	(3,420)	(8,483)
Effect of exchange rate changes on cash and cash equivalents	(76)	724	85
Net increase (decrease) in cash and cash equivalents	6,716	7,389	(22,385)
Cash and cash equivalents at beginning of year	22,013	14,624	37,009
Cash and cash equivalents at end of year	$28,729	$22,013	$14,624

Supplemental cash flow information:
Cash paid for interest	$408	$143	$260
Cash paid for income taxes	$14	$—	$33
Cash received for income taxes	$—	$4,791	$348

Noncash investing and financing activities:
Increase (decrease) in accrued purchases of property and equipment	$353	$(907)	$1,542
Capital lease obligations incurred	$—	$8,542	$—
Financed insurance premiums	$2,317	$248	$—
Equipment sales financed for buyer	$—	$(1,500)	$—
Sales tax on equipment sales financed for buyer	$—	$(132)	$—

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets, and the fair value of the assets is below the carrying value of the assets. Management’s forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on the Company’s anticipated future results, while considering anticipated future oil and natural gas prices which is fundamental in assessing demand for the Company’s services. If the carrying amounts of the assets exceed the estimated expected undiscounted future cash flows, the Company measures the amount of possible impairment by comparing the carrying amount of the assets to the fair value. No impairment charges were recognized for the years ended December 31, 2018, 2017 and 2016.

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

Intangibles

The Company has intangible assets consisting primarily of trademarks/tradenames (which are not amortized) resulting from a business combination. The Company tests for impairment on an annual basis during the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. No impairment charges were recognized for the years ended December 31, 2018, 2017 and 2016.

Revenue Recognition

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Topic 606 (ASU 2014-09) related to revenue recognition in which an entity should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted Topic 606 effective January 1, 2018, using the full retrospective method, which required us to adjust our consolidated financial statements from amounts previously reported for each prior reporting period presented. The Company recognized the cumulative effect of adopting the guidance as an adjustment to our opening balance of retained earnings as of January 1, 2016. The Company elected several ongoing and transitional practical expedients including (i) to ignore the financing component when estimating the transaction price for service contracts completed within one year, (ii) to exclude sales tax collected from the customer when determining the transaction price, (iii) to expense incremental costs to obtain a customer contract if the amortization period for those costs would otherwise be one year or less, (iv) to not restate contracts that begin and end within the same annual reporting period, (v) to use the transaction price at the completion of the contract to retrospectively apply the new guidance, and (vi) to not disclose the remaining performance obligations for the reporting periods presented before the date of initial application. The most significant impact to the Company of the adoption of Topic 606 relates to the deferred recognition of revenues and expenses to fulfill contracts with customers until data recording has begun.

Adjustments to Consolidated Financial Statements related to Topic 606 are shown in the Consolidated Statements of Stockholders’ Equity and in Note 6 - Supplemental Consolidated Financial Statement Information.

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

Income Taxes

The Company accounts for income taxes by recognizing amounts of taxes payable or refundable for the current year, and by using an asset and liability approach in recognizing the amount of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Management determines deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates of deferred tax assets and liabilities is recognized in income in the year of an enacted rate change. The deferred tax asset is reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management’s methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining the annual effective tax rate and the valuation of deferred tax assets, which can create variances between actual results and estimates and could have a material impact on the Company’s provision or benefit for income taxes. Due to recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the Consolidated Statements of Operations and Comprehensive Loss. The Company’s effective tax rates differ from the statutory federal rate of 21% for certain items such as state and local taxes, valuation allowances, non-deductible expenses and discrete items.

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

Reclassifications

Certain reclassifications have been made to the years ended December 31, 2017 and 2016 consolidated financial statements to conform to the 2018 presentation.

2.Short-Term Investments

 The Company had short-term investments at December 31, 2018 and 2017 consisting of certificates of deposit with original maturities greater than three months but less than a year. Certificates of deposits with any given banking institution did not exceed the FDIC insurance limit at December 31, 2018 or 2017.

3.           Fair Value of Financial Instruments

At December 31, 2018 and 2017, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, accounts receivable, notes receivable, other current assets, accounts payable, other current liabilities and notes payable. Due to the short-term maturities of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes receivable and notes payable approximate their fair value based on a comparison with the prevailing market interest rates. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes receivable, notes payable and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

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

5.           Property and Equipment

Property and equipment (in thousands), together with the related estimated useful lives at December 31, 2018 and 2017, were as follows:

	December 31,
	2018	2017	Useful Lives
Land, building and other	$15,164	$16,610	3 to 40 years
Recording equipment	171,514	183,841	5 to 10 years
Line clearing equipment	—	11	5 years
Vibrator energy sources	79,168	79,694	5 to 15 years
Vehicles	28,101	27,688	1.5 to 10 years
	293,948	307,844
Less accumulated depreciation	(222,407)	(221,271)
Property and equipment, net	$71,541	$86,573

6.           Supplemental Consolidated Financial Statement Information

Disaggregated Revenues

 The Company has one line of business, acquiring and processing seismic data in North America. Our chief operating decision maker (President, CEO, and Chairman of the Board) makes operating decisions and assesses performance based on the Company as a whole. Accordingly, the Company is considered to be in a single reportable segment. The following table presents the Company’s operating revenues (unaudited and in thousands) disaggregated by geographic region:

	Year Ended December 31,
	2018	2017	2016
		(as adjusted)	(as adjusted)
Operating Revenues
United States	$137,101	$134,442	$126,832
Canada	17,055	22,090	10,808
Total	$154,156	$156,532	$137,640

Deferred Costs (in thousands)

The opening balance of deferred cost was $2,991 and $3,668 at January 1, 2018 and 2017, respectively. The Company’s prepaid expenses and other current assets at December 31, 2018 included deferred costs incurred to fulfill contracts with customers of $6,994.

 Deferred costs at December 31, 2018 compared to January 1, 2018 increased primarily as a result of new projects for clients with significant deferred fulfillment costs at December 31, 2018. Deferred cost at December 31, 2017 compared to January 1, 2017 remained fairly consistent.

 The amount of total deferred costs amortized for the years ended December 31, 2018 and 2017 was $36,615 and $39,980, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue (in thousands)

The opening balance of deferred revenue was $6,314 and $5,385 at January 1, 2018 and 2017, respectively. The Company’s deferred revenue at December 31, 2018 was $10,501.

Deferred revenue at December 31, 2018 compared to January 1, 2018 increased primarily as a result of new projects for clients with large third party reimbursables where data has not yet been recorded. Deferred revenue at December 31, 2017 compared to January 1, 2017 remained fairly consistent.

Revenue recognized for the year ended December 31, 2018 that was included in the contract liability balance at the beginning of 2018 was $5,945. Revenue recognized for the year ended December 31, 2017 that was included in the contract liability balance at the beginning of 2017 was $5,381. Deferred revenue not recognized during either year relates to projects that have not yet started or were cancelled.

Adjustments to Consolidated Financial Statements

The following tables reflect the adjustments applied to our consolidated financial statements related to both the adoption of Topic 606 and the 5% stock dividend discussed in Note 1 – Summary of Significant Accounting Policies’ Basis of Presentation and Note 9 – Dividends, respectively.

Select line items from the Company’s Consolidated Balance Sheets which reflect the adoption of the new standard and 5% stock dividend are as follows (in thousands):

	December 31, 2017
	As Previously Reported	Topic 606 Adjustments	Stock Dividend Adjustments	As Adjusted
Current assets:
Accounts receivable, net	$33,138	$18		$33,156
Prepaid expenses and other current assets	$4,677	$2,663		$7,340
Current liabilities:
Deferred revenue	$3,699	$2,615		$6,314
Stockholders' equity:
Common Stock	$218		$11	$229
Additional paid-in capital	$143,835		$8,187	$152,022
Retained deficit	$(2,021)	$66	$(8,198)	$(10,153)

	December 31, 2016
	As Previously Reported	Topic 606 Adjustments	Stock Dividend Adjustments	As Adjusted
Current assets:
Accounts receivable, net	$16,031	$249		$16,280
Prepaid expenses and other current assets	$4,822	$2,540		$7,362
Current liabilities:
Accounts payable	$5,617	$(31)		$5,586
Deferred revenue	$3,155	$2,230		$5,385
Stockholders' equity:
Common Stock	$217		$11	$228
Additional paid-in capital	$142,998		$8,187	$151,185
Retained earnings	$29,265	$590	$(8,198)	$21,657

Select line items from the Company’s Consolidated Statements of Operations and Comprehensive Loss which reflect the adoption of the new standard and the 5% stock dividend are as follows (in thousands except share and per share data):

	Twelve Months Ended December 31, 2017
	As Previously Reported	Topic 606 Adjustments	Stock Dividend Adjustments	As Adjusted
Operating revenues	$157,148	$(616)		$156,532
Operating costs:
Operating expenses	$139,164	$(92)		$139,072
Loss from operations	$(37,440)	$(524)		$(37,964)
Net loss	$(31,266)	$(524)		$(31,790)
Basic and diluted loss per share of common stock	$(1.44)	$(0.03)	$0.07	$(1.40)
Weighted average equivalent common shares
outstanding and outstanding - assuming dilution	21,694,645		1,084,732	22,779,377

	Twelve Months Ended December 31, 2016
	As Previously Reported	Topic 606 Adjustments	Stock Dividend Adjustments	As Adjusted
Operating revenues	$133,330	$4,310		$137,640
Operating costs:
Operating expenses	$121,661	$2,362		$124,023
Loss from operations	$(49,436)	$1,948		$(47,488)
Income tax benefit	$6,449	$(489)		$5,960
Net loss	$(39,792)	$1,459		$(38,333)
Basic and diluted loss per share of common stock	$(1.84)	$0.07	$0.08	$(1.69)
Weighted average equivalent common shares
outstanding and outstanding - assuming dilution	21,611,562		1,080,577	22,692,139

Select line items from the Company’s Consolidated Statements of Cash Flows which reflect the adoption of the new standard are as follows (in thousands):

	Twelve Months Ended December 31, 2017
	As Previously Reported	Topic 606 Adjustments	As Adjusted
Cash flows from operating activities:
Net loss	$(31,266)	$(524)	$(31,790)
Change in current assets and liabilities:
Increase in accounts receivable	$(16,696)	$231	$(16,465)
Decrease in prepaid expenses and other current assets	$401	$(123)	$278
Increase in accounts payable	$1,176	$31	$1,207
Increase in deferred revenue	$544	$385	$929
Net cash used in operating activities	$(6,703)	$—	$(6,703)

	Twelve Months Ended December 31, 2016
	As Previously Reported	Topic 606 Adjustments	As Adjusted
Cash flows from operating activities:
Net loss	$(39,792)	$1,459	$(38,333)
Deferred income tax benefit	$(6,053)	$489	$(5,564)
Change in current assets and liabilities:
Decrease in accounts receivable	$19,669	$222	$19,891
Decrease in prepaid expenses and other current assets	$1,328	$2,914	$4,242
Decrease in accounts payable	$(4,326)	$(552)	$(4,878)
Decrease in deferred revenue	$(2,991)	$(4,532)	$(7,523)
Net cash used in operating activities	$8,742	$—	$8,742

Other current liabilities (in thousands) consist of the following at December 31, 2018 and 2017:

	December 31,
	2018	2017
Accrued self-insurance reserves	$2,423	$2,799
Other accrued expenses and current liabilities	1,220	1,515
Other current liabilities	$3,643	$4,314

7.           Debt

On June 30, 2015, the Company entered into an amendment to its Credit Agreement with its lender, Veritex Bank for the purpose of renewing, extending and increasing the Company’s line of credit under such agreement. The Credit Agreement was renewed on June 30, 2018.

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

The Company has one outstanding note payable under the Credit Agreement that is not under the term loan feature (and therefore does not count towards the maximum amounts that the Company may borrow) which was incurred on September 13, 2018 to purchase (and is secured by) equipment and has a remaining aggregate principal amount of $5,975,000 as of December 31, 2018. The note payable will mature upon the earlier of (i) the acceleration of the indebtedness pursuant to the terms of the Company’s existing credit facility with Veritex Bank or (ii) September 13, 2021.

The Company’s obligations under the Line of Credit are secured by a security interest in the Company’s accounts receivable and certain of the Company’s core equipment, and the term loans are also secured by certain of the Company’s core equipment. Interest on amounts outstanding under the Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes. The Company is also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $100,000,000. The Company was in compliance with all covenants under the Credit Agreement, including specified ratios, as of December 31, 2018.

 Veritex Bank has also issued three letters of credit as of December 31, 2018. The first letter of credit is in the amount of $1,767,000 to support payment of certain insurance obligations of the Company. The principal amount of this letter of credit is collateralized by certain of the Company’s core equipment. The second letter of credit is in the amount of $583,000 to support the company’s workers compensation insurance and is secured by a certificate of deposit. The third letter of credit is unsecured and in the amount of $75,000 to support certain performance obligations of the Company. None of the letters of credit counts as funds borrowed under the Company’s Line of Credit.

Other Indebtedness

As of December 31, 2018, the Company has two notes payable to a finance company for various insurance premiums totaling $1,680,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as capital leases. The Company’s Consolidated Balance Sheets as of December 31, 2018 and 2017 include capital lease obligations of $5,125,000 and $7,865,000, respectively.

Maturities of Debt

The Company’s aggregate principal amount (in thousands) of outstanding notes payable and the interest rates and monthly payments as of December 31, 2018 and 2017 are as follows:

	Year Ended December 31,
	2018	2017
Notes payable to commercial banks
Aggregate principal amount outstanding	$5,975	$—
Interest rate	5.0%	—

	Year Ended December 31,
	2018	2017
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$1,680	$—
Interest rate	3.8%	—

The Company’s aggregate maturities of obligations under capital leases (in thousands) at December 31, 2018 are as follows:

January 2019 - December 2019	$2,830
January 2020 - December 2020	2,276
January 2021 - December 2021	19
Obligations under capital leases	$5,125

Interest rates on these leases ranged from 4.65% to 4.93%.

8.           Stock-Based Compensation

Since the date of its effectiveness on May 5, 2016, the Company issues new grants of stock-based awards pursuant to the Dawson Geophysical Company 2016 Stock and Performance Incentive Plan (the “2016 Plan”). Upon its effectiveness, the 2016 Plan replaced: (i) the Amended and Restated Dawson Geophysical Company 2006 Stock and Performance Incentive Plan (the “Legacy Dawson Plan”), which originated from Legacy Dawson and (ii) the Amended and Restated 2006 Stock Awards Plan of Dawson Geophysical Company (formerly known as the TGC Industries, Inc. 2006 Stock Awards Plan) (the “Legacy TGC Plan”), which originated from Legacy TGC (the Legacy Dawson Plan and the Legacy TGC Plan are referred to collectively as the “Prior Plans”. The Company administered both of the Prior Plans as a result of the Merger, and per the 2016 Plan, no new grants of awards have been permitted under the Prior Plans after the effectiveness of the 2016 Plan. Further, the Legacy Dawson Plan and the Legacy TGC Plan expired pursuant to their terms on November 28, 2016 and March 29, 2016, respectively. Any outstanding awards previously granted under the Prior Plans continue to remain outstanding in accordance with their terms. The awards outstanding and available under the 2016 Plan and the awards outstanding under each of the Prior Plans and their associated accounting treatment are discussed below.

In 2016, the Company adopted the 2016 Plan, which provides for the issuance of up to 1,000,000 shares of authorized Company common stock. As of December 31, 2018, there were approximately 418,517 shares available for future issuance. The 2016 Plan provides for the issuance of stock-based compensation awards, including stock options, common stock, restricted stock, restricted stock units and other forms. Stock option grant prices awarded under the 2016 Plan may not be less than the fair market value of the common stock subject to such option on the grant date, and the term of stock options shall extend no more than ten years after the grant date. The 2016 Plan terminates May 5, 2026.

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

Historically, the Company’s employees and officers that held unvested restricted stock were entitled to dividends when the Company paid dividends. The Company’s employees and officers that hold unvested restricted stock awarded during 2016 or thereafter are not entitled to dividends when the Company pays dividends.

Impact of Stock-Based Compensation:

The following table summarizes stock-based compensation expense (in thousands), which is included in operating or general and administrative expense, as appropriate, in the Consolidated Statements of Operations and Comprehensive Loss, for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Stock options	$—	$—	$42
Restricted stock awards	915	495	347
Restricted stock unit awards	122	161	73
Common stock awards	331	320	417
Total compensation expense	$1,368	$976	$879

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

A summary of the outstanding stock options as of December 31, 2018 as well as activity during the year then ended is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
	(as adjusted)	(as adjusted)
Balance as of December 31, 2017	326,460	$11.79
Forfeited	(42,516)	$12.48
Expired	(196,447)	$11.88
Balance as of December 31, 2018	87,497	$11.23	0.58
Exercisable as of December 31, 2018	87,497	$11.23	0.58

Stock options issued under both the Legacy TGC plan and Legacy Dawson plans are a combination of incentive stock options and non-qualified stock options. For incentive stock options, no tax deduction is recorded when options are awarded. If an exercise and sale of vested options results in a disqualifying disposition, a tax deduction for the Company occurs.

Outstanding options at December 31, 2018 expire in July 2019. The intrinsic value of the outstanding options at December 31, 2018 was zero. There were no unrecognized compensation costs related to stock options as of December 31, 2018.

There were no options granted or vested, and there were no excess tax benefits from disqualifying dispositions during the years ended December 31, 2018, 2017 and 2016. No options were exercised during the years ended December 31, 2018, 2017 and 2016.

No cash was received from option exercises during the years ended December 31, 2018, 2017 and 2016.

Restricted Stock Awards:

There were no restricted stock grants in the years ended December 31, 2018 and 2017. The Company granted 91,348 restricted stock awards during the year ended December 31, 2016 with a weighted average grant date fair value of $2.96. The fair value of restricted stock awards equals the market price of the Company’s stock on the grant date and the awards generally vest in one to three years or in annual increments over three years.

A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2018 and activity during the year then ended is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
	(as adjusted)
Nonvested as of December 31, 2017	74,724	$4.19
Vested	(8,750)	$8.21
Nonvested as of December 31, 2018	65,974	$3.65

As of December 31, 2018, there were approximately $15,000 of unrecognized compensation costs related to nonvested restricted stock awards. These costs are expected to be recognized over a weighted average period of 0.13 years.

The aggregate vesting date fair value of restricted stock for the years ended December 31, 2018 and 2017 was $48,000 and $84,000, respectively. There was no vesting of restricted stock for the year ended December 31, 2016.

Restricted Stock Unit Awards:

The Company granted 268,000, 238,350, and 206,220 restricted stock unit awards during the years ended December 31, 2018, 2017 and 2016, respectively, with a weighted average grant date fair value of $7.14, $3.96, and $2.96, respectively. The fair value of restricted stock unit awards equals the market price of the Company’s stock on the grant date and the awards generally vest in one to three years or in annual increments over three years.

A summary of the Company’s nonvested restricted stock unit awards as of December 31, 2018 and activity during the year then ended is as follows:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
	(as adjusted)
Nonvested as of December 31, 2017	413,385	$3.60
Granted	268,000	$7.14
Vested	(43,050)	$4.40
Forfeited	(11,250)	$5.63
Nonvested as of December 31, 2018	627,085	$5.03

As of December 31, 2018, there were approximately $1,868,000 of unrecognized compensation costs related to nonvested restricted stock unit awards. These costs are expected to be recognized over a weighted average period of 1.58 years.

The aggregate vesting date fair value of restricted stock units for the years ended December 31, 2018, 2017, and 2016 was $273,000, $422,000, and $156,000, respectively.

Common Stock Awards:

The Company granted common stock awards with immediate vesting to outside directors and employees during the years ended December 31, 2018, 2017 and 2016 as follows:

	Number of Common Stock Awards	Weighted Average Grant Date Fair Value
Year ended December 31, 2018	59,284	$5.59
Year ended December 31, 2017	67,498	$4.74
Year ended December 31, 2016	66,200	$6.31

9.           Dividends

The Board of Directors approved a 5% stock dividend (or 0.05 share for each share outstanding) on the outstanding shares of our common stock on May 1, 2018. The stock dividend was paid on May 29, 2018 to shareholders of record on May 14, 2018. The Company did not issue any stock dividends during calendar years 2017 or 2016.

The Company has not paid cash dividends during calendar years 2018, 2017 and 2016. While there are currently no restrictions prohibiting the Company from paying cash dividends, the board of directors, after consideration of economic and market conditions affecting the energy industry in general, and the oilfield services business in particular, determined that the Company would not pay a cash dividend in respect of the Company’s common stock for the foreseeable future. Payment of any type of dividends in the future will be at the discretion of the Company’s board and will depend on our financial condition, results of operations, capital and legal requirements, and other factors deemed relevant by the board.

10.         Employee Benefit Plans

The Company provides a 401(k) plan as part of its employee benefits package in order to retain quality personnel. Legacy Dawson elected to match 100% of the employee contributions up to a maximum of 6% of the participant’s applicable compensation under the Legacy Dawson 401(k) plan for the years ended December 31, 2018, 2017 and 2016. Legacy Dawson's 401(k) plan was retained in connection with the Merger. Legacy TGC’s 401(k) plan, which was terminated in connection with the Merger, is consistent with Legacy Dawson’s 401(k) plan except Legacy TGC matched 50% of the employee’s contribution up to a maximum of 6% of the participant’s applicable compensation. The Company’s matching contributions under Legacy Dawson’s 401(k) plan for the years ended December 31, 2018, 2017 and 2016 were approximately $1,505,000, $1,480,000, and $1,658,000, respectively.

11.         Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs for the years ended December 31, 2018, 2017 and 2016 totaled $498,000, $371,000, and $372,000, respectively.

12.         Income Taxes

The Company’s components of loss before income taxes (in thousands) are as follows:

	Year Ended December 31,
	2018	2017	2016
		(as adjusted)	(as adjusted)
Domestic	$(20,577)	$(32,238)	$(39,214)
Foreign	(4,628)	(4,866)	(5,079)
Loss before income taxes	$(25,205)	$(37,104)	$(44,293)

The Company’s components of income tax benefit (in thousands) are as follows:

	Year Ended December 31,
	2018	2017	2016
		(as adjusted)	(as adjusted)
Current federal benefit	$55	$40	$215
Current state (expense) benefit	(14)	3,545	181
Current foreign benefit	—	2,492	—
Deferred federal (expense) benefit	(274)	(51)	5,326
Deferred state benefit (expense)	344	697	(867)
Deferred foreign benefit (expense)	687	(1,409)	1,105
Income tax benefit	$798	$5,314	$5,960

The 2017 Tax Cuts and Jobs Act was enacted on December 22, 2017 resulting in significant changes to the Internal Revenue Code. This reform changed the U.S. Statutory tax rate from 35% to 21% for tax years beginning after December 31, 2017. The Company was required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring the domestic deferred tax assets and liabilities as well as reassessing the net realizability of deferred tax assets and liabilities. Due to the Company’s current loss position and domestic valuation allowances, the tax reform did not have a material impact on the consolidated financials.

In December 2017, the SEC staff issued Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows companies to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. The Tax Cuts and Jobs act was enacted in late fourth quarter of 2017 and provisional amounts were recorded. Subsequent guidance was received throughout the year and the accounting of deferred tax re-measurement was completed in accordance with SAB 118. Adjustments did not have a material impact on the consolidated financials due to the domestic loss position and the associated valuation allowances on the domestic deferred tax assets.

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to losses before income taxes as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
		(as adjusted)	(as adjusted)
Tax benefit computed at statutory rate of 21% and 35% (1)	$5,293	$12,986	$15,503
Change in valuation allowance	(5,811)	(4,747)	(9,995)
State income tax benefit (expense), net of federal tax	260	2,757	(446)
Foreign losses	1,319	1,593	985
Tax reform impact to deferred tax balances (2)	—	(7,590)	—
Other	(263)	315	(87)
Income tax benefit	$798	$5,314	$5,960

(1)	Statutory rate of 21% for year ended December 31, 2018 and 35% for years ended December 31, 2017 and 2016.
(2)

Due to the Tax Cuts and Jobs Act enacted on December 22, 2017, the Company’s domestic deferred tax assets and liabilities were remeasured from 35% to 21% as of December 31, 2017. The change in tax rate resulted in a decrease to the gross domestic deferred tax asset which is offset by a corresponding decrease to the valuation allowance.

The principal components of the Company’s net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Federal tax net operating loss ("NOL") carryforward	$24,848	$21,014
Foreign tax NOL carryforward	5,298	4,410
Deferred revenue	697	626
Restricted stock and restricted stock unit awards	320	192
Workers’ compensation	60	64
State tax NOL carryforward	2,134	1,529
Self-insurance	111	128
Canadian start-up costs	137	156
Alternative Minimum Tax ("AMT") credit carryforward	315	315
Foreign deferred taxes	466	874
Other comprehensive income	490	242
Other	92	80
Gross deferred tax assets	34,968	29,630
Less valuation allowances	(22,806)	(17,366)
Net deferred tax assets	12,162	12,264
Deferred tax liabilities:
Property and equipment	(12,003)	(12,914)
Net deferred tax assets (liabilities)	$159	$(650)
Foreign deferred tax liabilities	$(134)	$(874)
Domestic deferred tax assets	293	224
Net deferred tax assets (liabilities)	$159	$(650)

At December 31, 2018, the Company had a NOL for U.S. federal income tax purposes of approximately $118,326,000. This NOL will begin to expire in 2027. Losses incurred after the year ended December 31, 2017 have no expiration. The Company will carry forward the tax benefits related to federal NOL of approximately $24,848,000. The Company also had state NOL’s that will affect state taxes of approximately $2,702,000 at December 31, 2018. State NOL’s began to expire in 2015. The Company also had a Canadian NOL of $20,379,000 that will begin to expire in 2037.

In evaluating the possible sources of taxable income during 2018, the Company determined it is more likely than not that the remaining deferred tax assets will not be realizable. As a result, the Company recorded full valuation allowances against its federal and state deferred tax assets with the exception of its trademark intangible and the AMT credit which will be refundable within the next four years. A partial valuation allowance was recorded against foreign deferred tax assets excluding losses which are expected to be absorbed by future temporary differences.

A summary of the Company’s gross uncertain tax positions at December 31, 2018 and 2017 as well as activity for the years then ended are as follows (in thousands):

	December 31,
	2018	2017
Balance at beginning of year	$—	$1,489
Decrease in prior year tax positions	—	—
Increase in current year tax positions	—	—
Liability statute expiration	—	(1,489)
Balance at end of year	$—	$—

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

The computation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017	2016
		(as adjusted)	(as adjusted)
Net loss	$(24,407)	$(31,790)	$(38,333)
Weighted average common shares outstanding:
Basic	22,912,217	22,779,377	22,692,139
Dilutive common stock options, restricted stock unit awards and restricted stock awards	—	—	—
Diluted	22,912,217	22,779,377	22,692,139
Basic loss per share of common stock	$(1.07)	$(1.40)	$(1.69)
Diluted loss per share of common stock	$(1.07)	$(1.40)	$(1.69)

The Company had a net loss in the years ended December 31, 2018, 2017 and 2016. As a result, all stock options, restricted stock unit awards, and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for the respective periods.

The following weighted average numbers of stock options, restricted stock unit awards, and restricted stock awards, in each case as adjusted for the 5% stock dividend paid to shareholders on May 29, 2018, have been excluded from the calculation of diluted loss per share of common stock, as their effect would be anti-dilutive for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
		(as adjusted)	(as adjusted)
Stock options	240,700	355,264	432,337
Restricted stock units	552,458	348,826	281,875
Restricted stock awards	67,052	76,960	80,116
Total	860,210	781,050	794,328

14.         Major Clients

The Company operates in only one business segment, contract seismic data acquisition and processing services.  Sales to these clients, as a percentage of operating revenues that exceeded 10%, were as follows:

	Year Ended December 31,
	2018	2017	2016
A	22%	17%	13%
B	10%	10%	—

15.         Areas of Operation

The U.S. and Canada are the only countries of operation for the Company.

Revenues for the year ended December 31, 2018 were $154,156,000 with $137,101,000 earned in the U.S. and $17,055,000 earned in Canada. Revenues for the year ended December 31, 2017 were $156,532,000 with $134,442,000 earned in the U.S. and $22,090,000 earned in Canada. Revenues for the year ended December 31, 2016 were $137,640,000 with $126,832,000 earned in the U.S. and $10,808,000 earned in Canada.

Net long-lived assets as of December 31, 2018 were approximately $71,541,000, with $62,033,000 located in the U.S. and $9,508,000 located in Canada. Net long-lived assets as of December 31, 2017 were approximately $86,573,000, with $76,751,000 located in the U.S. and $9,822,000 located in Canada.

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

The following table summarizes payments due in specific periods related to the Company’s contractual obligations with initial terms exceeding one year as of December 31, 2018 (in thousands):

	Payments Due by Period (in thousands)
		Within			After
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Operating lease obligations (office space)	$9,761	$1,521	$2,870	$2,321	$3,049

Some of the Company’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related expense on a straight-line basis and records deferred rent as the difference between the amount charged to expense and the rent paid. Rental expense under the Company’s operating leases with initial terms exceeding one year was $1,604,000 for the year ended December 31, 2018, $1,785,000 for the year ended December 31, 2017, and $1,907,000 for the year ended December 31, 2016.

As of December 31, 2018, the Company had three letters of credit issued by Veritex Bank. The first letter of credit is in the amount of $1,767,000 to support payment of our insurance obligations. The principal amount of this letter of credit is collateralized by certain of our core equipment. The second letter of credit is in the amount of $583,000 to support the Company’s workers’ compensation insurance and is secured by a certificate of deposit. The third letter of credit is unsecured and in the amount of $75,000 to support certain of our performance obligations of the Company. None of the letters of credit count as funds borrowed under our Line of Credit.

17.         Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees except for certain circumstances. Any transition impact will be a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. This ASU is effective for the annual period beginning after December 15, 2018, including interim periods within that annual period and early adoption is permitted. The Company will adopt this guidance in the first quarter of 2019 and does not expect a material impact on its consolidated financial statements.

 In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act passed by the U.S. federal government in December 2017. The Company adopted ASU 2018-02 in the first quarter of 2018 and recorded an adjustment to Stockholders’ Equity within the Consolidated Balance Sheets that did not have a material impact on the Company’s consolidated financial statements.

 In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company adopted this guidance in the first quarter of 2018, and it did not have a material impact on the Company’s consolidated financial statements.

 In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Qualitative and quantitative disclosures are required and optional practical expedients may be elected. This ASU is effective for the annual period beginning after December 15, 2018, including interim periods within that annual period. Subsequent amendments to the initial guidance have been issued in January 2017, January 2018, and July 2018 within ASU No. 2017-03, ASU No. 2018-01, ASU No. 2018-10, and ASU No. 2018-11 regarding qualitative disclosures, optional practical expedients, codification improvements and an optional transition method to adopt with a cumulative-effect adjustment versus a modified retrospective approach. These updates do not change the core principle of the guidance under ASU No. 2016-02, but rather provide implementation guidance. The Company will adopt the accounting standard using the cumulative-effect transition method, which applies the guidance at the beginning of the period of adoption. The Company will elect the package of practical expedients permitted, which, among other things, allows the Company to carry forward the historical lease classification. The Company will make the accounting policy elections to not recognize lease assets and lease liabilities with an initial term of 12 months or less and to not separate lease and non-lease components. The Company’s accounting for finance leases remains substantially unchanged. Operating lease ROU assets and liabilities will be recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, an incremental borrowing rate based on the information available at the commencement date will be used in determining the present value. The Company will use the implicit rate when readily determinable. The operating lease ROU asset will also include any prepaid lease payments and will be reduced by any accrued lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. Operating lease cost for lease payments will be recognized on a straight-line basis over the lease term. The expected impact of adoption on the Company’s consolidated balance sheet will be the recognition of a ROU asset of $7.8 million, an operating lease liability of $8.3 million, and a reduction of accrued liabilities of $0.5 million, primarily for office and shop space leases that are currently off-balance sheet. The Company does not anticipate any material impact on its results of operations nor any material impact on its cash flows. The Company’s disclosures will be adjusted according to the disclosure requirements of the standard.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement by removing, modifying, and adding certain disclosures. This ASU is effective for the annual period beginning after December 15, 2019, including interim periods within that annual period. The Company is currently evaluating the new guidance to determine the impact it will have on the Company’s consolidated financial statements.

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

18.         Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk at any given time may consist of cash and cash equivalents, money market funds and overnight investment accounts, short-term investments in certificates of deposit, trade and other receivables and other current assets. At December 31, 2018 and 2017, the Company had deposits with domestic and international banks in excess of federally insured limits. Management believes the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds.

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

19.         Quarterly Consolidated Financial Data (unaudited and in thousands, except per share data)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Year ended December 31, 2018:
Operating revenues	$49,880	$36,158	$40,448	$27,670
Loss from operations	$(1,640)	$(6,291)	$(5,234)	$(11,862)
Net loss	$(1,709)	$(5,711)	$(5,171)	$(11,816)
Basic loss per share of common stock	$(0.07)	$(0.25)	$(0.23)	$(0.51)
Diluted loss per share of common stock	$(0.07)	$(0.25)	$(0.23)	$(0.51)

	(as adjusted)	(as adjusted)	(as adjusted)	(as adjusted)
Year ended December 31, 2017:
Operating revenues	$42,366	$31,640	$45,108	$37,418
Loss from operations	$(12,139)	$(15,504)	$(4,299)	$(6,022)
Net loss	$(9,152)	$(14,928)	$(2,922)	$(4,788)
Basic loss per share of common stock	$(0.40)	$(0.66)	$(0.13)	$(0.21)
Diluted loss per share of common stock	$(0.40)	$(0.66)	$(0.13)	$(0.21)

Basic and diluted loss per share of common stock are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted information may not equal the annual basic and diluted loss per share of common stock.