Form 10-Q
period 2019-03-31
DAWSON GEOPHYSICAL CO
filed 2019-05-07
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

(Address of Principal Executive Office) (Zip Code)

Registrant’s Telephone Number, Including Area Code: 432-684-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered	Trading Symbol
Common Stock, $0.01 par value	The NASDAQ Stock Market	DWSN

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

Accelerated filer ☒	Large accelerated filer ☐	Smaller reporting company ☒

Non-accelerated filer ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 6, 2019
Common Stock, $0.01 par value	23,171,039 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,405	$28,729
Short-term investments	10,583	10,583
Accounts receivable, net	35,661	25,338
Current maturities of notes receivable	64	64
Prepaid expenses and other current assets	9,134	12,311
Total current assets	78,847	77,025

Property and equipment, net	66,696	71,541
Right-of-use assets	7,531	—
Notes receivable, net of current maturities	1,434	1,447
Intangibles, net	374	379
Long-term deferred tax assets, net	290	293

Total assets	$155,172	$150,685

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$7,103	$5,427
Accrued liabilities:
Payroll costs and other taxes	2,054	1,034
Other	3,404	3,643
Deferred revenue	5,675	10,501
Current maturities of notes payable and finance leases	6,459	6,683
Current maturities of operating lease liabilities	1,229	—
Total current liabilities	25,924	27,288

Long-term liabilities:
Notes payable and finance leases, net of current maturities	4,861	6,097
Operating lease liabilities, net of current maturities	6,839	—
Deferred tax liabilities, net	146	134
Other accrued liabilities	150	150
Total long-term liabilities	11,996	6,381

Operating commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
23,219,484 and 23,018,441 shares issued, and 23,171,039 and 22,969,996
shares outstanding at March 31, 2019 and December 31, 2018, respectively	232	230
Additional paid-in capital	153,430	153,268
Retained deficit	(34,655)	(34,518)
Treasury stock, at cost; 48,445 shares	—	—
Accumulated other comprehensive loss, net	(1,755)	(1,964)
Total stockholders’ equity	117,252	117,016

Total liabilities and stockholders’ equity	$155,172	$150,685

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited and amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018

Operating revenues	$51,164	$49,880
Operating costs:
Operating expenses	40,856	38,759
General and administrative	4,544	4,083
Depreciation and amortization	6,081	8,678
	51,481	51,520

Loss from operations	(317)	(1,640)

Other income (expense):
Interest income	142	37
Interest expense	(158)	(88)
Other income (expense)	196	(49)
Loss before income tax	(137)	(1,740)

Income tax benefit	—	31

Net loss	(137)	(1,709)

Other comprehensive income (loss):
Net unrealized income (loss) on foreign exchange rate translation, net	209	(329)

Comprehensive income (loss)	$72	$(2,038)

Basic loss per share of common stock	$(0.01)	$(0.07)

Diluted loss per share of common stock	$(0.01)	$(0.07)

Weighted average equivalent common shares outstanding	23,057,546	22,879,805

Weighted average equivalent common shares outstanding - assuming dilution	23,057,546	22,879,805

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and amounts in thousands)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(137)	$(1,709)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,081	8,678
Operating lease cost	340	—
Noncash compensation	370	235
Deferred income tax benefit	—	(33)
(Gain) loss on disposal of assets	(44)	10
Remeasurement and other	(153)	174
Change in operating assets and liabilities:
Increase in accounts receivable	(10,291)	(9,036)
Decrease (increase) in prepaid expenses and other current assets	3,503	(1,755)
Increase in accounts payable	2,606	2,845
Increase in accrued liabilities	1,270	1,826
Decrease in operating lease liabilities	(286)	—
Decrease in deferred revenue	(4,826)	(481)
Net cash (used in) provided by operating activities	(1,567)	754

Cash flows from investing activities:
Capital expenditures, net of noncash capital expenditures summarized below	(1,944)	(4,120)
Proceeds from maturity of short-term investments	9,000	11,000
Acquisition of short-term investments	(9,000)	(12,000)
Proceeds from disposal of assets	80	57
Proceeds from flood insurance claims	—	687
Proceeds from notes receivable	13	—
Net cash used in investing activities	(1,851)	(4,376)

Cash flows from financing activities:
Principal payments on notes payable	(1,146)	(27)
Principal payments on finance leases	(700)	(663)
Tax withholdings related to stock-based compensation awards	(206)	(23)
Net cash used in financing activities	(2,052)	(713)
Effect of exchange rate changes on cash and cash equivalents	146	(70)
Net decrease in cash and cash equivalents	(5,324)	(4,405)
Cash and cash equivalents at beginning of period	28,729	22,013
Cash and cash equivalents at end of period	$23,405	$17,608

Supplemental cash flow information:
Cash paid for interest	$144	$74

Noncash operating, investing and financing activities:
(Decrease) increase in accrued purchases of property and equipment	$(938)	$315
Finance leases incurred	$40	$—
Increase in right-of-use assets and operating lease liabilities	$8,337	$—
Decrease in right-of-use asset for accrued rent	$(497)	$—
Increase in right-of-use asset for prepaid rent	$14	$—
Financed insurance premiums	$337	$304

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(unaudited and amounts in thousands)

					Accumulated
	Common Stock		Additional	Retained	Other
	Number		Paid-in	Earnings	Comprehensive
	Of Shares	Amount	Capital	(Deficit)	(Loss) Income	Total

Balance December 31, 2018	23,018,441	$230	$153,268	$(34,518)	$(1,964)	$117,016
Net loss				(137)		(137)
Unrealized gain on foreign exchange rate translation					209
Income tax benefit					—
Other comprehensive income					209	209
Issuance of common stock under stock compensation plans	229,459	2	(2)			—
Stock-based compensation expense			297			297
Issuance of common stock as compensation	24,785	—	73			73
Shares exchanged for taxes on stock-based compensation	(53,201)	—	(206)			(206)
Balance March 31, 2019	23,219,484	$232	$153,430	$(34,655)	$(1,755)	$117,252

					Accumulated
	Common Stock		Additional	Retained	Other
	Number		Paid-in	Earnings	Comprehensive
	Of Shares	Amount	Capital	(Deficit)	(Loss) Income	Total
			(as adjusted)	(as adjusted)

Balance December 31, 2017	22,926,805	$229	$152,022	$(10,153)	$(780)	$141,318
Impact of adopting ASU 2018-02				43	(43)	—
Net loss				(1,709)		(1,709)
Unrealized loss on foreign exchange rate translation					(329)
Income tax benefit					—
Other comprehensive loss					(329)	(329)
Issuance of common stock under stock compensation plans	8,334	—	—			—
Stock-based compensation expense			162			162
Issuance of common stock as compensation	11,247	—	73			73
Shares exchanged for taxes on stock-based compensation	(4,000)	—	(23)			(23)
Balance March 31, 2018	22,942,386	$229	$152,234	$(11,819)	$(1,152)	$139,492

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The Board of Directors approved a 5% stock dividend (or 0.05 share for each share outstanding) on the outstanding shares of common stock of the Company on May 1, 2018. The stock dividend was paid on May 29, 2018 to shareholders of record on May 14, 2018. All comparative financial statement presentations have been retroactively adjusted to reflect the dividend, as indicated by “as adjusted”.

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements for the three months ended March 31, 2019 include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Eagle Canada, Inc., Dawson Seismic Services Holdings, Inc., Eagle Canada Seismic Services ULC and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Notes Receivable. The Company’s notes receivable consist of one note receivable from the purchaser of certain dynamite energy source drilling equipment. This note receivable is stated at the unpaid principal balance. An allowance for note losses was not deemed necessary at March 31, 2019. Interest is recognized over the term of the note and is calculated using the simple-interest method. Amounts payable to the Company under the note receivable are fully collateralized by the specific dynamite energy source drilling equipment sold to the note payor.

Allowance for Doubtful Accounts. Management prepares its allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs and its current client base. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. The Company’s allowance for doubtful accounts was $250,000 at March 31, 2019 and December 31, 2018.

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

Leases. The Company leases certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets. Assets under finance leases are amortized using the straight-line method over the initial lease term. Amortization of assets under finance leases is included in depreciation expense.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Subsequent ASUs were issued to provide additional guidance.

On January 1, 2019, the Company adopted Topic 842 using the optional transition method of adoption, under which the new standards were applied prospectively rather than restating the prior periods presented. The Company elected the package of practical expedients permitted, which, among other things, allowed the Company to carry forward the historical lease classification. The Company made the accounting policy elections to not recognize lease assets and lease liabilities with an initial term of 12 months or less and to not separate lease and non-lease components. The Company’s accounting for finance leases (formerly called capital lease obligations) remains substantially unchanged. Operating lease right-of-use (“ROU”) assets and liabilities were recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, an incremental borrowing rate based on the information available at the commencement date was used in determining the present value. The Company will use the implicit rate when readily determinable. The operating lease ROU asset also included prepaid lease payments and was reduced by accrued lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. Operating lease cost for lease payments will be recognized on a straight-line basis over the lease term. The impact of adoption on the Company’s consolidated balance sheet was the recognition of a ROU asset of $7.8 million, an operating lease liability of $8.3 million, and a reduction of accrued liabilities of $0.5 million, primarily for office and shop space leases. The Company’s adoption of Topic 842 did not materially impact its results of operations or cash flows.

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

Estimates for total revenue and total fulfillment cost on any service contract are based on significant qualitative and quantitative judgments. Management considers a variety of factors such as whether various components of the performance obligation will be performed internally or externally, cost of third party services and facts and circumstances unique to the performance obligation in making these estimates.

Recently Issued Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation – Stock Compensation (“Topic 718”): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees except for certain circumstances. Any transition impact will be a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company adopted this guidance in the first quarter of 2019 and it did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement by removing, modifying and adding certain disclosures. This ASU is effective for the annual period beginning after December 15, 2019, including interim periods within that annual period. The Company is currently evaluating the new guidance to determine the impact it will have on the Company’s consolidated financial statements.

In August 2018, the SEC adopted amendments to simplify certain disclosure requirements, as set forth in Securities Act Release No. 33-10532, Disclosure Update and Simplification, which includes a requirement for entities to present the changes in shareholders’ equity in the interim financial statements in quarterly reports on Form 10-Q. This amendment is effective for all filings made on or after November 5, 2018. In light of the timing of effectiveness of the amendment and proximity to the filing date for most filers’ quarterly reports, the SEC has allowed for a filer’s first presentation of the changes in shareholders’ equity to be included in its Form 10-Q for the quarter that begins after the effective date. The Company adopted the SEC’s amendment to interim disclosures in the first quarter of 2019 and has presented the changes in shareholders’ equity on an interim basis.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

At March 31, 2019 and December 31, 2018, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, accounts receivable, notes receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating lease liabilities. Due to the short-term maturities of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes receivable, notes payable, finance leases and operating lease liabilities approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes receivable, notes payable and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

4. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Disaggregated Revenues

The Company has one line of business, acquiring and processing seismic data in North America. Our chief operating decision maker (President, Chief Executive Officer and Chairman of the Board) makes operating decisions and assesses performance based on the Company as a whole. Accordingly, the Company is considered to be in a single reportable segment. The following table presents the Company’s operating revenues (unaudited and in thousands) disaggregated by geographic region:

	Three Months Ended March 31,
	2019	2018
Operating Revenues
United States	$37,636	$37,777
Canada	13,528	12,103
Total	$51,164	$49,880

Deferred Costs (in thousands)

The opening balance of deferred cost was $6,994 and $2,991 at January 1, 2019 and 2018, respectively. The Company’s prepaid expenses and other current assets at March 31, 2019 and 2018 included deferred costs incurred to fulfill contracts with customers of $3,997 and $4,688, respectively.

Deferred costs at March 31, 2019 compared to January 1, 2019 decreased primarily as a result of the completion of several projects during the first quarter of 2019 that had significant deferred fulfillment costs at January 1, 2019. Deferred cost at March 31, 2018 compared to January 1, 2018 increased primarily as a result of new projects for clients with significant deferred fulfillment costs at March 31, 2018.

The amount of total deferred costs amortized for the first quarter of 2019 and 2018 was $12,905 and $6,999, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue (in thousands)

The opening balance of deferred revenue was $10,501 and $6,314 at January 1, 2019 and 2018, respectively. The Company’s deferred revenue at March 31, 2019 and 2018 was $5,675 and $5,833, respectively.

Deferred revenue at March 31, 2019 compared to January 1, 2019 decreased primarily as a result of completing projects for clients with large prepayments for third party reimbursables. Deferred revenue at March 31, 2018 compared to January 1, 2018 remained fairly consistent.

Revenue recognized for the first quarter of 2019 and 2018 that was included in the contract liability balance at the beginning of 2019 and 2018 was $6,893 and $3,683, respectively.

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

The Company has one outstanding note payable under the Credit Agreement that is not under the term loan feature (and therefore does not count towards the maximum amounts that the Company may borrow) which was incurred on September 13, 2018 to purchase (and is secured by) equipment and has a remaining aggregate principal amount of $5,432,000 as of March 31, 2019. The note payable will mature upon the earlier of (i) the acceleration of the indebtedness pursuant to the terms of the Company’s existing credit facility with Veritex Bank or (ii) September 13, 2021.

The Company’s obligations under the Line of Credit are secured by a security interest in the Company’s accounts receivable and certain of the Company’s core equipment, and the term loans are also secured by certain of the Company’s core equipment. Interest on amounts outstanding under the Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes. The Company is also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $100,000,000. The Company was in compliance with all covenants under the Credit Agreement, including specified ratios, as of March 31, 2019.

 Veritex Bank has also issued two letters of credit as of March 31, 2019. The first letter of credit is in the amount of $1,767,000 to support payment of certain insurance obligations of the Company. The principal amount of this letter of credit is collateralized by certain of the Company’s core equipment. The second letter of credit is in the amount of $583,000 to support the Company’s workers compensation insurance and is secured by a certificate of deposit. Neither of the letters of credit counts as funds borrowed under the Company’s Line of Credit.

Other Indebtedness

As of March 31, 2019, the Company has two notes payable to a finance company for various insurance premiums totaling $1,413,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Condensed Consolidated Balance Sheets as of March 31, 2019 include finance leases of $4,475,000.

Maturities and Interest Rates of Debt

The following table sets forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Notes payable to commercial banks
Aggregate principal amount outstanding	$5,432	$5,975
Interest rate	5.00%	5.00%

	March 31, 2019	December 31, 2018
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$1,413	$1,680
Interest rate	3.80% - 4.99%	3.80%

The aggregate maturities of notes payable at March 31, 2019 are as follows (in thousands):

April 2019 - March 2020	$3,586
April 2020 - March 2021	2,173
April 2021 - March 2022	1,086
Total notes payable	$6,845

The aggregate maturities of finance leases at March 31, 2019 are as follows (in thousands):

April 2019 - March 2020	$2,873
April 2020 - March 2021	1,564
April 2021 - March 2022	24
April 2022 - March 2023	14
Obligations under finance leases	$4,475

Interest rates on these leases range from 4.65% to 5.37%.

6. LEASES

The Company leases certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable operating leases for office and shop space in Midland, Plano, Denison, Houston, Denver, Oklahoma City and Calgary, Alberta.

On January 1, 2019, the Company adopted Topic 842 requiring organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The Company elected to use the transition method of adoption, under which the new standards were applied prospectively rather than restating the prior periods presented. As a result of the transition method of adoption certain accounts lack a comparable value for the same period of 2018, specifically accounts and values associated with operating leases and ROU assets.

The components of lease cost for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	March 31, 2019	March 31, 2018

Finance lease cost:
Amortization of right-of-use assets	$351	$366
Interest on lease liabilities	55	86
Total finance lease cost	406	452

Operating lease cost	443	414

Short-term lease cost	10	4
Total lease cost	$859	$870

Supplemental cash flow information related to leases for the three months ended March 31, 2019 and 2018 was as follows (in thousands):

	March 31, 2019	March 31, 2018

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(349)	$(410)
Operating cash flows from finance leases	$(57)	$(73)
Financing cash flows from finance leases	$(700)	$(663)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,337	$—
Finance leases	$40	$—

Supplemental balance sheet information related to leases as of March 31, 2019 and 2018 was as follows (in thousands):

	March 31, 2019	March 31, 2018
Operating leases
Operating lease right-of-use assets	$7,531	$—

Operating lease liabilities - current	$1,229	$—
Operating lease liabilities - long-term	6,839	—
Total operating lease liabilities	$8,068	$—

Finance leases
Property and equipment, at cost	$8,582	$8,542
Accumulated depreciation	(2,223)	(869)
Property and equipment, net	$6,359	$7,673

Finance lease liabilities - current	$2,873	$2,740
Finance lease liabilities - long-term	1,602	4,446
Total finance lease liabilities	$4,475	$7,186

Weighted average remaining lease term:
Operating leases	6.8 years	7.9 years
Finance leases	1.5 years	2.5 years

Weighted average discount rate:
Operating leases	5.04%	—
Finance leases	4.66%	4.65%

Maturities of lease liabilities at March 31, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases

April 2019 - March 2020	$1,614	$3,022
April 2020 - March 2021	1,491	1,587
April 2021 - March 2022	1,314	25
April 2022 - March 2023	1,147	15
April 2023 - March 2024	1,168	—
Thereafter	2,866	—
Total payments under lease agreements	$9,600	$4,649

Less imputed interest	(1,532)	(174)

Total lease liabilities	$8,068	$4,475

7. OPERATING COMMITMENTS AND CONTINGENCIES

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

We are also party to the following legal proceeding:  On April 1, 2019, Weatherford International, LLC and Weatherford U.S., L.P. (collectively, “Weatherford”) filed a petition in state district court for Midland County, Texas, in which the Company and eighteen other parties were named as defendants, alleging the Company and/or the other named defendants contributed to or caused contamination of groundwater at and around property owned by Weatherford.  Weatherford is seeking declaratory judgment, recovery and contribution for past and future costs incurred in responding to or correcting the contamination at and around the property from each defendant.  The Company disputes Weatherford’s allegations with respect to the Company and intends to vigorously defend itself in this case.  While the outcome and impact of this legal proceeding on the Company cannot be predicted with certainty, based on currently available information management believes that the resolution of this proceeding will not have a material adverse effect on our financial condition, results of operations or liquidity.

 Additionally, the Company experiences contractual disputes with its clients from time to time regarding the payment of invoices or other matters. While the Company seeks to minimize these disputes and maintain good relations with its clients, the Company has experienced in the past, and may experience in the future, disputes that could affect its revenues and results of operations in any period.

8. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted average shares outstanding. Diluted loss per share is computed by dividing the net loss by the weighted average diluted shares outstanding.

The computation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018

Net loss	$(137)	$(1,709)
Weighted average common shares outstanding:
Basic	23,057,546	22,879,805
Dilutive common stock options, restricted stock unit awards and restricted stock awards	—	—
Diluted	23,057,546	22,879,805
Basic loss per share of common stock	$(0.01)	$(0.07)
Diluted loss per share of common stock	$(0.01)	$(0.07)

The Company had a net loss for the three months ended March 31, 2019 and 2018. As a result, all stock options, restricted stock unit awards and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for the respective periods.

The following weighted average numbers of stock options, restricted stock unit awards and restricted stock awards, in each case as adjusted for the 5% stock dividend paid to shareholders on May 29, 2018, have been excluded from the calculation of diluted loss per share of common stock, as their effect would be anti-dilutive for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
		(as adjusted)

Stock options	87,497	290,838
Restricted stock units	546,747	413,385
Restricted stock awards	32,987	70,349
Total	667,231	774,572

9. INCOME TAXES

For the three months ended March 31, 2019, the Company's effective tax rate was 0.0%. For the three months ended March 31, 2018, the Company’s effective tax rate was 1.8%. The Company’s effective tax rate decreased compared to the corresponding period from the prior year primarily due to the recognition of a full valuation allowance in all jurisdictions.

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

 Due to the Company’s near break-even results for the three months ended March 31, 2019, the Company did not record an income tax benefit. The Company does not include income tax benefits for all of the losses incurred because it has recorded valuation allowances against significantly all of its federal, state and foreign deferred tax assets. The Company has recorded valuation allowances against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, a federal valuation allowance and additional state valuation allowances were maintained during the three months ended March 31, 2019 and 2018. In addition, due to the Company’s recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowances considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

10. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements and our financial position, business strategy and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. These risks include, but are not limited to, dependence upon energy industry spending; the volatility of oil and natural gas prices; changes in economic conditions; the potential for contract delays; reductions or cancellations of service contracts; limited number of customers; credit risk related to our customers; reduced utilization; high fixed costs of operations and high capital requirements; operational disruptions; industry competition; external factors affecting our crews such as weather interruptions and inability to obtain land access rights of way; whether we enter into turnkey or dayrate contracts; crew productivity; the availability of capital resources; and disruptions in the global economy. A discussion of these and other factors, including risks and uncertainties, is set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 that was filed with the SEC on March 6, 2019. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We disclaim any intention or obligation to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

During the first quarter of 2019, we operated a peak of five crews in the U.S. and a peak of four crews in Canada with varying utilization of the active crews during the quarter in both areas of operation, compared to a peak of nine crews in the U.S. and a peak of four crews in Canada in the first quarter of 2018. The winter season in Canada concluded at the end of the first quarter of 2019 with limited seismic activities anticipated until the next winter season. Based on currently available information, we anticipate operating two to four crews in the U.S. during the second quarter of 2019 and up to five crews in the third quarter. As in recent quarters, the majority of our projects are on behalf of multi-client companies in the U.S. In addition, we anticipate that we will conduct a total of two microseismic projects in the U.S. during the second and third quarters of 2019.

Our first quarter results were primarily a result of increased utilization of active recording channels in the U.S. and a better than anticipated late winter season in Canada. While the overall crew count in the U.S. was down from recent quarters, channel utilization peaked with a project in West Texas that included a peak of 48,000 channels. The project in West Texas, which was started and completed during the first quarter of 2019, combined with a 34,000 channel project in Eastern New Mexico completed in the second quarter, represents a peak of 82,000 channels and 42 vibrator energy source units over two crews. The large channel project in West Texas is the largest seismic project we have completed to date in the U.S. as measured by the number of single channel recording units and number of energy sources in operation. It also represents an approximate fifteen times increase in data density and volume, as well as the average number of data source points acquired per day, as compared to our typical projects. While such data acquisition projects are currently not our typical projects in the U.S., there continues to be a growing trend toward larger more complex projects: projects that require an increase in channel count, energy source units and data management capabilities. During the first quarter in Canada, we successfully completed a high density 3D multi-component project requiring 32,000 three channel multi-component seismic data recording units or 96,000 channels. With these high channel count projects in the U.S. and Canada, data gathering and throughput were equally as impressive as the seismic equipment requirements.

Despite a reduction in the overall crew count in the first quarter, channel count utilization was at full capacity. Market conditions however remain difficult as we navigate the second quarter. The Canadian winter season has ended and we anticipate reduced utilization of both channels and crews in the U.S. during the second quarter.

In response to the decrease in overall crew count, we have reduced our work force approximately 23% since the end of 2018 and nearly 47% from the end of 2017. The reduction in headcount is in response to an anticipated lower crew count, higher channel count requirements and operational improvements.

While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity and utilization level of our data acquisition crews. Factors impacting productivity and utilization levels include: client demand, commodity prices, whether we enter into turnkey or dayrate contracts with our clients, the number and size of crews, the number of recording channels per crew, crew downtime related to inclement weather, delays in acquiring land access permits, agricultural or hunting activity, holiday schedules, short winter days, crew repositioning and equipment failure. To the extent we experience these factors, our operating results may be affected from quarter to quarter. Consequently, our efforts to negotiate more favorable contract terms in our supplemental service agreements, mitigate permit access delays and improve overall crew productivity may contribute to growth in our revenues.

As previously discussed, in recent periods, we have experienced continued increases in recording channel capacity on a per-crew or project basis and high utilization of cable-less and multicomponent equipment. This increase in channel count demand is driven by client needs and is necessary in order to produce higher resolution images, increase crew efficiencies and undertake larger scale projects. In response to project-based channel requirements, we routinely deploy a variable number of channels on a variable number of crews in an effort to maximize asset utilization and meet client needs.

Reimbursable third-party charges related to our use of helicopter support services, permit support services, specialized survey technologies and dynamite energy sources in areas with limited access are other important factors affecting our results. Revenues associated with third-party charges as a percentage of revenues were generally below our historical range during recent years. We expect that as we continue our operations in the more open terrain of the mid-continent, western and southwestern regions of the U.S., the level of these third-party charges will continue to be generally below our historical range of 25% to 35% of revenue.

Results of Operations

Operating Revenues. Operating revenues for the first quarter of 2019 increased 2.6% to $51,164,000 compared to $49,880,000 in the same period of 2018. The revenue increase was primarily due to an increase in reimbursable revenues when compared to the same period of 2018.

 Operating Expenses.  Operating expenses for the first quarter of 2019 increased 5.4% to $40,856,000 compared to $38,759,000 in the same period of 2018. The increase in operating expenses was primarily due to an increase in reimbursable charges associated with the projects recorded during the period when compared to the same period of 2018.

General and Administrative Expenses. General and administrative expenses were 8.9% of revenues in the first quarter of 2019, compared to 8.2% of revenues in the same period of 2018. General and administrative expenses increased $461,000 or 11.3% to $4,544,000 during the first quarter of 2019 from $4,083,000 during the same period of 2018. The primary factors for the increase in general and administrative expenses during the first quarter of 2019 when compared to the same period of 2018 were increases in various professional expenses and salaries.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the first quarter of 2019 totaled $6,081,000, compared to $8,678,000 for the same period of 2018, respectively. Depreciation expense decreased in 2019 compared to 2018 as a result of multiple years of reduced capital expenditures. Our depreciation expense is expected to remain below that of 2018 for the remainder of 2019, due to the anticipated continuation of maintenance levels of capital expenditures to maintain our existing asset base.

Our total operating costs for the first quarter of 2019 were $51,481,000, representing a less than 1.0% decrease from the same period of 2018. This slight decrease was primarily due to the factors described above.

Income Taxes. We did not have an income tax benefit for the first quarter of 2019, compared to a benefit of $31,000 for the same period of 2018. These represent effective tax rates of 0.0% and 1.8%, respectively. The Company’s effective tax rate decreased compared to the corresponding period from the prior year primarily due to the recognition of a full valuation allowance in all jurisdictions.

Our effective tax rates differ from the statutory federal rate of 21.0% for certain items such as state and local taxes, valuation allowances, non-deductible expenses and discrete items. For further information, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Use of EBITDA (a Non-GAAP measure)

We define EBITDA as net income (loss) plus interest expense, interest income, income taxes and depreciation and amortization expense. Our management uses EBITDA as a supplemental financial measure to assess:

•	the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis;
•	our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate EBITDA in a similar manner; and
•	the ability of our assets to generate cash sufficient for us to pay potential interest costs.

We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under GAAP, and EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. When assessing our operating performance or liquidity, investors and others should not consider this data in isolation or as a substitute for net income (loss), cash flow from operating activities or other cash flow data calculated in accordance with GAAP. In addition, our EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies since such other companies may not calculate EBITDA in the same manner as us. Further, the results presented by EBITDA cannot be achieved without incurring the costs that the measure excludes: interest, taxes and depreciation and amortization.

The reconciliation of our EBITDA to net loss and to net cash (used in) provided by operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended March 31,
	2019	2018

Net loss	$(137)	$(1,709)
Depreciation and amortization	6,081	8,678
Interest expense (income), net	16	51
Income tax benefit	—	(31)
EBITDA	$5,960	$6,989

	Three Months Ended March 31,
	2019	2018

Net cash (used in) provided by operating activities	$(1,567)	$754
Changes in working capital and other items	8,237	6,470
Noncash adjustments to net loss	(710)	(235)
EBITDA	$5,960	$6,989

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

Cash Flows. Net cash used in operating activities was $1,567,000 for the three months ended March 31, 2019 and net cash provided by operating activities was $754,000 for the same period of 2018. The change of $2,321,000 in cash flow from operations between periods was primarily due to increased outflows related to changes in our current assets and liabilities for the three months ended March 31, 2019.

Net cash used in investing activities was $1,851,000 for the three months ended March 31, 2019 compared to net cash used in investing activities of $4,376,000 for the same period of 2018. The change in cash flow from investing activities between periods of $2,525,000 was primarily due to $2,176,000 of additional cash capital expenditures during the three months ended March 31, 2018.

Net cash used in financing activities was $2,052,000 for the three months ended March 31, 2019 and was primarily comprised of principal payments of $1,146,000 and $700,000 under our notes payable and finance leases, respectively. Net cash used in financing activities for the three months ended March 31, 2018 was $713,000 and was primarily comprised of principal payments of $27,000 and $663,000 under our notes payable and finance leases, respectively.

Capital Expenditures. The Board of Directors approved an initial 2019 capital budget in the amount of $10,000,000 for capital expenditures, which was limited to necessary maintenance capital requirements and incremental recording channel replacement or increase. For the quarter ended March 31, 2019, $1,046,000 has been utilized primarily for maintenance capital, additional seismic equipment, and equipment replacement and refurbishment. In recent years, we have funded most of our capital expenditures through cash flow from operations, cash reserves, equipment term loans and finance leases. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings.

We continually strive to supply our clients with technologically advanced 3-D seismic data acquisition recording services and data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.

Capital Resources.  Historically, we have primarily relied on cash generated from operations, cash reserves and borrowings from commercial banks to fund our working capital requirements and, to some extent, our capital expenditures. Recently, we have funded some of our capital expenditures through commercial bank borrowings, finance leases and equipment term loans. From time to time in the past, we have also funded our capital expenditures and other financing needs through public equity offerings.

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

We have one outstanding note payable under the Credit Agreement that is not under the term loan feature (and therefore does not count towards the maximum amounts that we may borrow) which was incurred on September 13, 2018 to purchase (and is secured by) equipment and has a remaining aggregate principal amount of $5,432,000 as of March 31, 2019. The note payable will mature upon the earlier of (i) the acceleration of the indebtedness pursuant to the terms of the Company’s existing credit facility with Veritex Bank or (ii) September 13, 2021.

Our obligations under the Line of Credit are secured by a security interest in our accounts receivable and certain of our core equipment, and the term loans are also secured by certain of our core equipment. Interest on amounts outstanding under the Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes. We are also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $100,000,000. We were in compliance with all covenants under the Credit Agreement, including specified ratios, as of March 31, 2019.

 Veritex Bank has also issued two letters of credit as of March 31, 2019. The first letter of credit is in the amount of $1,767,000 to support payment of our insurance obligations. The principal amount of this letter of credit is collateralized by certain of our core equipment. The second letter of credit is in the amount of $583,000 to support our workers compensation insurance and is secured by a certificate of deposit. Neither of the letters of credit counts as funds borrowed under our Line of Credit.

Other Indebtedness

As of March 31, 2019, we have two notes payable to a finance company for various insurance premiums totaling $1,413,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Condensed Consolidated Balance Sheets as of March 31, 2019 include finance leases of $4,475,000.

Maturities and Interest Rates of Debt

The following table set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Notes payable to commercial banks
Aggregate principal amount outstanding	$5,432	$5,975
Interest rate	5.00%	5.00%

	March 31, 2019	December 31, 2018
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$1,413	$1,680
Interest rate	3.80% - 4.99%	3.80%

The aggregate maturities of the notes payable at March 31, 2019 are as follows (in thousands):

April 2019 - March 2020	$3,586
April 2020 - March 2021	2,173
April 2021 - March 2022	1,086
Total notes payable	$6,845

The aggregate maturities of finance leases at March 31, 2019 are as follows (in thousands):

April 2019 - March 2020	$2,873
April 2020 - March 2021	1,564
April 2021 - March 2022	24
April 2022 - March 2023	14
Total finance leases	$4,475

Interest rates on these leases range from 4.65% to 5.37%.

Contractual Obligations. We believe that our capital resources, including our short-term investments, cash flow from operations, and funds available under our Credit Agreement, will be adequate to meet our current operational needs. We believe that we will be able to finance our 2019 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our Line of Credit. However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic climate adversely affects the ability of our customers, and/or potential customers, to promptly pay amounts owing to us under their service contracts with us.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements.

Critical Accounting Policies

Except as it relates to leases, information regarding our critical accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018. Refer to Note 2 – Summary of Significant Accounting Policies in the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for discussion about leases.

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees except for certain circumstances. Any transition impact will be a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We adopted this guidance in the first quarter of 2019 and it did not have a material impact on our consolidated financial statements.

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

In August 2018, the SEC adopted amendments to simplify certain disclosure requirements, as set forth in Securities Act Release No. 33-10532, Disclosure Update and Simplification, which includes a requirement for entities to present the changes in shareholders’ equity in the interim financial statements in quarterly reports on Form 10-Q. This amendment is effective for all filings made on or after November 5, 2018. In light of the timing of effectiveness of the amendment and proximity to the filing date for most filers’ quarterly reports, the SEC has allowed for a filer’s first presentation of the changes in shareholders’ equity to be included in its Form 10-Q for the quarter that begins after the effective date. We adopted the SEC’s amendment to interim disclosures in the first quarter of 2019 and have presented the changes in shareholders’ equity on an interim basis.

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

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at March 31, 2019. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several small clients.

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

We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short‑term investments. At March 31, 2019, cash and short term investments totaled $33,988,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 7 – Contingencies in the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a discussion of the Company’s legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our financial condition or results of operations. There have been no material changes in our risk factors from those disclosed in our 2018 Annual Report on Form 10-K.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018, (ii) Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements.

*         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: May 7, 2019	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors, President and Chief Executive Officer

DATE: May 7, 2019	By:	/s/ James K. Brata
James K. Brata
Executive Vice President, Chief Financial Officer, Secretary and Treasurer