Form 10-Q
period 2019-06-30
DAWSON GEOPHYSICAL CO
filed 2019-08-06
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 2, 2019
Common Stock, $0.01 par value	23,221,655 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,278	$28,729
Short-term investments	10,583	10,583
Accounts receivable, net	16,590	25,338
Current maturities of notes receivable	65	64
Prepaid expenses and other current assets	8,863	12,311
Total current assets	70,379	77,025

Property and equipment, net	62,582	71,541
Right-of-use assets	7,165	—
Notes receivable, net of current maturities	1,421	1,447
Intangibles, net	382	379
Long-term deferred tax assets, net	287	293

Total assets	$142,216	$150,685

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,922	$5,427
Accrued liabilities:
Payroll costs and other taxes	2,254	1,034
Other	3,698	3,643
Deferred revenue	8,538	10,501
Current maturities of notes payable and finance leases	5,855	6,683
Current maturities of operating lease liabilities	1,206	—
Total current liabilities	25,473	27,288

Long-term liabilities:
Notes payable and finance leases, net of current maturities	3,581	6,097
Operating lease liabilities, net of current maturities	6,494	—
Deferred tax liabilities, net	73	134
Other accrued liabilities	150	150
Total long-term liabilities	10,298	6,381

Operating commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
23,270,100 and 23,018,441 shares issued, and 23,221,655 and 22,969,996
shares outstanding at June 30, 2019 and December 31, 2018, respectively	233	230
Additional paid-in capital	153,694	153,268
Retained deficit	(45,901)	(34,518)
Treasury stock, at cost; 48,445 shares	—	—
Accumulated other comprehensive loss, net	(1,581)	(1,964)
Total stockholders’ equity	106,445	117,016

Total liabilities and stockholders’ equity	$142,216	$150,685

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited and amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Operating revenues	$24,076	$36,158	$75,240	$86,038
Operating costs:
Operating expenses	25,324	31,215	66,180	69,974
General and administrative	5,049	3,842	9,593	7,925
Depreciation and amortization	5,325	7,392	11,406	16,070
	35,698	42,449	87,179	93,969

Loss from operations	(11,622)	(6,291)	(11,939)	(7,931)

Other income (expense):
Interest income	151	73	293	110
Interest expense	(122)	(82)	(280)	(170)
Other income	226	463	422	414
Loss before income tax	(11,367)	(5,837)	(11,504)	(7,577)

Income tax benefit	121	126	121	157

Net loss	(11,246)	(5,711)	(11,383)	(7,420)

Other comprehensive income (loss):
Net unrealized income (loss) on foreign exchange rate translation, net	174	(220)	383	(549)

Comprehensive loss	$(11,072)	$(5,931)	$(11,000)	$(7,969)

Basic loss per share of common stock	$(0.49)	$(0.25)	$(0.49)	$(0.32)

Diluted loss per share of common stock	$(0.49)	$(0.25)	$(0.49)	$(0.32)

Weighted average equivalent common shares outstanding	23,176,934	22,897,686	23,117,571	22,888,746

Weighted average equivalent common shares outstanding - assuming dilution	23,176,934	22,897,686	23,117,571	22,888,746

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and amounts in thousands)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(11,383)	$(7,420)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,406	16,070
Operating lease cost	610	—
Noncash compensation	664	565
Deferred income tax benefit	(131)	(169)
(Gain) loss on disposal of assets	(73)	29
Remeasurement and other	(191)	287
Change in operating assets and liabilities:
Decrease in accounts receivable	8,802	4,434
Decrease (increase) in prepaid expenses and other current assets	3,775	(4,176)
(Decrease) increase in accounts payable	(635)	2,302
Increase in accrued liabilities	1,747	127
Decrease in operating lease liabilities	(559)	—
(Decrease) increase in deferred revenue	(1,963)	789
Net cash provided by operating activities	12,069	12,838

Cash flows from investing activities:
Capital expenditures, net of noncash capital expenditures summarized below	(3,057)	(6,152)
Proceeds from maturity of short-term investments	18,000	27,000
Acquisition of short-term investments	(18,000)	(28,000)
Proceeds from disposal of assets	223	242
Proceeds from flood insurance claims	—	687
Proceeds from notes receivable	25	—
Net cash used in investing activities	(2,809)	(6,223)

Cash flows from financing activities:
Principal payments on notes payable	(2,331)	(109)
Principal payments on finance leases	(1,407)	(1,336)
Tax withholdings related to stock-based compensation awards	(235)	(39)
Cash in lieu of stock dividend paid	—	(1)
Net cash used in financing activities	(3,973)	(1,485)

Effect of exchange rate changes on cash and cash equivalents	262	(388)
Net increase in cash and cash equivalents	5,549	4,742
Cash and cash equivalents at beginning of period	28,729	22,013
Cash and cash equivalents at end of period	$34,278	$26,755

Supplemental cash flow information:
Cash paid for interest	$274	$158
Cash paid for income taxes	$14	$—
Cash received for income taxes	$55	$—

Noncash operating, investing and financing activities:
Decrease in accrued purchases of property and equipment	$(899)	$(584)
Finance leases incurred	$40	$—
Increase in right-of-use assets and operating lease liabilities	$8,226	$—
Decrease in right-of-use asset for accrued rent	$(497)	$—
Increase in right-of-use asset for prepaid rent	$14	$—
Financed insurance premiums	$337	$304

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(unaudited and amounts in thousands)

					Accumulated
	Common Stock		Additional	Retained	Other
	Number		Paid-in	Earnings	Comprehensive
	Of Shares	Amount	Capital	(Deficit)	(Loss) Income	Total

Balance December 31, 2018	23,018,441	$230	$153,268	$(34,518)	$(1,964)	$117,016
Net loss				(137)		(137)
Unrealized income on foreign exchange rate translation					209
Income tax expense					—
Other comprehensive income					209	209
Issuance of common stock under stock compensation plans	229,459	2	(2)			—
Stock-based compensation expense			297			297
Issuance of common stock as compensation	24,785	—	73			73
Shares exchanged for taxes on stock-based compensation	(53,201)	—	(206)			(206)
Balance March 31, 2019	23,219,484	232	153,430	(34,655)	(1,755)	117,252
Net loss				(11,246)		(11,246)
Unrealized income on foreign exchange rate translation					174
Income tax expense					—
Other comprehensive income					174	174
Issuance of common stock under stock compensation plans	34,000		—			—
Stock-based compensation expense			221			221
Issuance of common stock as compensation	29,016	1	73			74
Shares exchanged for taxes on stock-based compensation	(12,400)	—	(30)			(30)
Balance June 30, 2019	23,270,100	$233	$153,694	$(45,901)	$(1,581)	$106,445

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (continued)

(unaudited and amounts in thousands)

					Accumulated
	Common Stock		Additional	Retained	Other
	Number		Paid-in	Earnings	Comprehensive
	Of Shares	Amount	Capital	(Deficit)	(Loss) Income	Total
			(as adjusted)	(as adjusted)
Balance December 31, 2017	22,926,805	$229	$152,022	$(10,153)	$(780)	$141,318
Impact of adopting ASU 2018-02				43	(43)	—
Net loss				(1,709)		(1,709)
Unrealized loss on foreign exchange rate translation					(329)
Income tax benefit					—
Other comprehensive loss					(329)	(329)
Issuance of common stock under stock compensation plans	8,334	—	—			—
Stock-based compensation expense			162			162
Issuance of common stock as compensation	11,247	—	73			73
Shares exchanged for taxes on stock-based compensation	(4,000)	—	(23)			(23)
Balance March 31, 2018	22,942,386	229	152,234	(11,819)	(1,152)	139,492
Cash in lieu of fractional shares for stock dividend	(101)			(1)		(1)
Net loss				(5,711)		(5,711)
Unrealized loss on foreign exchange rate translation					(220)
Income tax benefit					—
Other comprehensive loss					(220)	(220)
Issuance of common stock under stock compensation plans	10,000	—	—			—
Stock-based compensation expense			221			221
Issuance of common stock as compensation	14,359	—	109			109
Shares exchanged for taxes on stock-based compensation	(2,200)	—	(16)			(16)
Balance June 30, 2018	22,964,444	$229	$152,548	$(17,531)	$(1,372)	$133,874

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND NATURE OF OPERATIONS

Dawson Geophysical Company (the “Company”) is a leading provider of North American onshore seismic data acquisition services with operations throughout the continental United States (“U.S.”) and Canada. The Company acquires and processes 2-D, 3-D and multicomponent seismic data solely for its clients, ranging from major oil and gas companies to independent oil and gas operators as well as providers of multi-client data libraries.

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

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements for the three and six months ended June 30, 2019 include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Eagle Canada, Inc., Dawson Seismic Services Holdings, Inc., Eagle Canada Seismic Services ULC and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Notes Receivable. The Company’s notes receivable consist of one note receivable from the purchaser of certain dynamite energy source drilling equipment. This note receivable is stated at the unpaid principal balance. An allowance for note losses was not deemed necessary at June 30, 2019. Interest is recognized over the term of the note and is calculated using the simple-interest method. Amounts payable to the Company under the note receivable are fully collateralized by the specific dynamite energy source drilling equipment sold to the note payor.

Allowance for Doubtful Accounts. Management prepares its allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs and its current client base. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. The Company’s allowance for doubtful accounts was $250,000 at June 30, 2019 and December 31, 2018.

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

On January 1, 2019, the Company adopted Topic 842 using the optional transition method of adoption, under which the new standards were applied prospectively rather than restating the prior periods presented. The Company elected the package of practical expedients permitted, which, among other things, allowed the Company to carry forward the historical lease classification. The Company made the accounting policy elections to not recognize lease assets and lease liabilities with an initial term of 12 months or less and to not separate lease and non-lease components. The Company’s accounting for finance leases (formerly called capital lease obligations) remains substantially unchanged. Operating lease right-of-use (“ROU”) assets and liabilities were recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, an incremental borrowing rate based on the information available at the commencement date was used in determining the present value. The Company will use the implicit rate when readily determinable. The operating lease ROU asset also included prepaid lease payments and was reduced by accrued lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. Operating lease cost for lease payments will be recognized on a straight-line basis over the lease term. The impact of adoption on the Company’s consolidated balance sheet was the recognition of a ROU asset of $7.7 million, an operating lease liability of $8.2 million, and a reduction of accrued liabilities of $0.5 million, primarily for office and shop space leases. The Company’s adoption of Topic 842 did not materially impact its results of operations or cash flows.

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

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

At June 30, 2019 and December 31, 2018, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, accounts receivable, notes receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating lease liabilities. Due to the short-term maturities of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes receivable, notes payable, finance leases and operating lease liabilities approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes receivable, notes payable and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Revenues
United States	$22,046	$35,288	$59,682	$73,065
Canada	2,030	870	15,558	12,973
Total	$24,076	$36,158	$75,240	$86,038

Deferred Costs (in thousands)

The opening balance of deferred cost was $6,994 and $2,991 at January 1, 2019 and 2018, respectively. The Company’s prepaid expenses and other current assets at June 30, 2019 and 2018 included deferred costs incurred to fulfill contracts with customers of $4,590 and $7,367, respectively.

Deferred costs at June 30, 2019 compared to January 1, 2019 decreased primarily as a result of the completion of several projects during that six month period that had significant deferred fulfillment costs at January 1, 2019. Deferred cost at June 30, 2018 compared to January 1, 2018 increased primarily as a result of new projects for clients with significant deferred fulfillment costs at June 30, 2018.

The amount of total deferred costs amortized for the second quarter and first six months of 2019 was $7,542 and $20,447, respectively. The amount of total deferred costs amortized for the second quarter and first six months of 2018 was $7,248 and $14,247, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue (in thousands)

The opening balance of deferred revenue was $10,501 and $6,314 at January 1, 2019 and 2018, respectively. The Company’s deferred revenue at June 30, 2019 and 2018 was $8,538 and $7,103, respectively.

Deferred revenue at June 30, 2019 compared to January 1, 2019 decreased primarily as a result of completing projects for clients with large prepayments for third party reimbursables. Deferred revenue at June 30, 2018 compared to January 1, 2018 remained fairly consistent.

Revenue recognized for the second quarter and first six months of 2019 that was included in the contract liability balance at the beginning of 2019 was $1,284 and $8,177, respectively. Revenue recognized for the second quarter and first six months of 2018 that was included in the contract liability balance at the beginning of 2018 was $1,628 and $5,311, respectively.

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

 The Credit Agreement provides for a revolving loan feature (the “Line of Credit”) that permits the Company to borrow, repay and re-borrow, from time to time until September 30, 2019, up to the lesser of (i) $20.0 million or (ii) a sum equal to (a) 80% of the Company’s eligible accounts receivable (less the outstanding principal balance of term loans and letters of credit under the Credit Agreement) and (b) the lesser of (i) 50% of the value of certain of the Company’s core equipment or (ii) $12,500,000. The Company has not utilized the Line of Credit since its inception. Because the Company’s ability to borrow funds under the Line of Credit is tied to the amount of the Company’s eligible accounts receivable and value of certain of its core equipment, if the Company’s accounts receivable decrease materially for any reason, including delays, reductions or cancellations by clients, or decreased demand for the Company’s services, or the value of the

Company’s pledged core equipment decreases materially, the Company’s borrowing ability to fund operations or other obligations may be reduced.

The Line of Credit now matures on September 30, 2019, which date was extended in the Amended Loan Agreement from a previous maturity of June 30, 2019. The Company and Veritex Bank have mutually agreed to use commercially reasonable efforts to extend the Line of Credit, in accordance with past practice, for a period of two years from the end of this current amendment.

The Credit Agreement also provides for a term loan feature. Any notes outstanding under this feature would count toward the maximum amounts the Company may borrow under the Credit Agreement.

The Company does not currently have any notes payable under the term loan feature of the Credit Agreement.

The Company has one outstanding note payable under the Credit Agreement that is not under the term loan feature (and therefore does not count towards the maximum amounts that the Company may borrow) which was incurred on September 13, 2018 to purchase (and is secured by) equipment and has a remaining aggregate principal amount of $4,889,000 as of June 30, 2019. The note payable will mature upon the earlier of (i) the acceleration of the indebtedness pursuant to the terms of the Company’s existing credit facility with Veritex Bank or (ii) September 13, 2021.

The Company’s obligations under the Line of Credit are secured by a security interest in the Company’s accounts receivable and certain of the Company’s core equipment, and the term loans are also secured by certain of the Company’s core equipment. Interest on amounts outstanding under the Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes. The Company is also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to (y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $75,000,000. The Company was in compliance with all covenants under the Credit Agreement, including specified ratios, as of June 30, 2019.

 Veritex Bank has also issued two letters of credit as of June 30, 2019. The first letter of credit is in the amount of $1,767,000 to support payment of certain insurance obligations of the Company. The principal amount of this letter of credit is collateralized by certain of the Company’s core equipment. The second letter of credit is in the amount of $583,000 to support the Company’s workers compensation insurance and is secured by a certificate of deposit. Neither of the letters of credit counts as funds borrowed under the Company’s Line of Credit.

Other Indebtedness

As of June 30, 2019, the Company has two notes payable to a finance company for various insurance premiums totaling $772,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Condensed Consolidated Balance Sheets as of June 30, 2019 include finance leases of $3,775,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Notes payable to commercial banks
Aggregate principal amount outstanding	$4,889	$5,975
Interest rate	5.00%	5.00%

	June 30, 2019	December 31, 2018
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$772	$1,680
Interest rate	3.80% - 4.99%	3.80%

The aggregate maturities of notes payable at June 30, 2019 are as follows (in thousands):

July 2019 - June 2020	$2,945
July 2020 - June 2021	2,173
July 2021 - June 2022	543
Total notes payable	$5,661

The aggregate maturities of finance leases at June 30, 2019 are as follows (in thousands):

July 2019 - June 2020	$2,910
July 2020 - June 2021	833
July 2021 - June 2022	20
July 2022 - June 2023	12
Total finance leases	$3,775

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

On January 1, 2019, the Company adopted Topic 842 requiring organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The Company elected to use the transition method of adoption, under which the new standards were applied prospectively rather than restating the prior periods presented. As a result of the transition method of adoption, certain accounts lack a comparable value for the same period of 2018, specifically accounts and values associated with operating leases and ROU assets.

The components of lease cost for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Finance lease cost:
Amortization of right-of-use assets	$352	$357	$703	$723
Interest on lease liabilities	48	80	103	166
Total finance lease cost	$400	$437	$806	$889

Operating lease cost	366	406	809	820

Short-term lease cost	—	—	—	—
Total lease cost	$766	$843	$1,615	$1,709

Supplemental cash flow information related to leases for the six months ended June 30, 2019 and 2018 was as follows (in thousands):

	June 30, 2019	June 30, 2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(726)	$(831)
Operating cash flows from finance leases	$(106)	$(154)
Financing cash flows from finance leases	$(1,407)	$(1,336)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,226	$—
Finance leases	$40	$—

Supplemental balance sheet information related to leases as of June 30, 2019 and 2018 was as follows (in thousands):

	June 30, 2019	June 30, 2018
Operating leases
Operating lease right-of-use assets	$7,165	$—

Operating lease liabilities - current	$1,206	$—
Operating lease liabilities - long-term	6,494	—
Total operating lease liabilities	$7,700	$—

Finance leases
Property and equipment, at cost	$8,582	$8,542
Accumulated depreciation	(2,563)	(1,223)
Property and equipment, net	$6,019	$7,319

Finance lease liabilities - current	$2,910	$2,770
Finance lease liabilities - long-term	865	3,736
Total finance lease liabilities	$3,775	$6,506

Weighted average remaining lease term:
Operating leases	6.7 years	7.6 years
Finance leases	1.3 years	2.3 years

Weighted average discount rate:
Operating leases	5.04%	—
Finance leases	4.66%	4.65%

Maturities of lease liabilities at June 30, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
July 2019 - June 2020	$1,566	$3,025
July 2020 - June 2021	1,409	841
July 2021 - June 2022	1,253	21
July 2022 - June 2023	1,150	12
July 2023 - June 2024	1,173	—
Thereafter	2,571	—
Total payments under lease agreements	$9,122	$3,899

Less imputed interest	(1,422)	(124)

Total lease liabilities	$7,700	$3,775

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

We are also party to the following legal proceeding: On April 1, 2019, Weatherford International, LLC and Weatherford U.S., L.P. (collectively, “Weatherford”) filed a petition in state district court for Midland County, Texas, in which the Company and eighteen other parties were named as defendants, alleging the Company and/or the other named defendants contributed to or caused contamination of groundwater at and around property owned by Weatherford. Weatherford is seeking declaratory judgment, recovery and contribution for past and future costs incurred in responding to or correcting the contamination at and around the property from each defendant. The Company disputes Weatherford’s allegations with respect to the Company and intends to vigorously defend itself in this case. Subsequent to the filing of the petition,  Weatherford filed for bankruptcy protection on July 1, 2019. While the outcome and impact of this legal proceeding on the Company cannot be predicted with certainty, based on currently available information management believes that the resolution of this proceeding will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

The computation of basic and diluted loss per share is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(11,246)	$(5,711)	$(11,383)	$(7,420)
Weighted average common shares outstanding:
Basic	23,176,934	22,897,686	23,117,571	22,888,746
Dilutive common stock options, restricted stock unit awards and restricted stock awards	—	—	—	—
Diluted	23,176,934	22,897,686	23,117,571	22,888,746
Basic loss per share of common stock	$(0.49)	$(0.25)	$(0.49)	$(0.32)
Diluted loss per share of common stock	$(0.49)	$(0.25)	$(0.49)	$(0.32)

The Company had a net loss for the three and six months ended June 30, 2019 and 2018. As a result, all stock options, restricted stock unit awards and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for the respective periods.

The following weighted average numbers of stock options, restricted stock unit awards and restricted stock awards, in each case as adjusted for the 5% stock dividend paid to shareholders on May 29, 2018, have been excluded from the calculation of diluted loss per share of common stock, as their effect would be anti-dilutive for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
		(as adjusted)		(as adjusted)
Stock options	87,497	254,348	87,497	272,492
Restricted stock units	451,190	499,516	498,704	456,688
Restricted stock awards	—	65,974	16,402	68,149
Total	538,687	819,838	602,603	797,329

9. INCOME TAXES

For the three and six months ended June 30, 2019, the Company's effective tax rate was 1.1% and 1.1%, respectively. For the three and six months ended June 30, 2018, the Company’s effective tax rate was 2.2% and 2.1%, respectively. The Company’s effective tax rate decreased compared to the corresponding periods from the prior year primarily due to the recognition of a full valuation allowance in all jurisdictions.

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

 The income tax benefit for the three and six months ended June 30, 2019 does not include income tax benefits for all of the losses incurred because the Company has recorded valuation allowances against significantly all of its federal, state and foreign deferred tax assets. The Company has recorded valuation allowances against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, a federal valuation allowance and additional state valuation allowances were maintained during the six months ended June 30, 2019 and 2018. In addition, due to the Company’s recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowances considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

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

During the second quarter of 2019, we operated a peak of five crews in the U.S. including microseismic operations and a single small channel count crew in Canada for a short period of time, compared to four large channel count crews in the U.S. and four large channel count crews in Canada in the first quarter. Based on currently available information, we anticipate operating four to six crews in the U.S. during the third quarter and into early fourth quarter of 2019 and two to four crews in the U.S. later in the fourth quarter of 2019, with limited activity in Canada in the fourth quarter. We are currently operating three crews in the U.S. with two additional crews to be deployed in the next few weeks. As in recent quarters, the majority of our projects are on behalf of multi-client companies in the U.S. with some activity directly for exploration and production companies. The Company continues to implement cost reduction measures and maintain a strong balance sheet.

As anticipated in our first quarter press release and conference call, overall crew utilization was lower during the second quarter. We began the quarter with three crews operating and two microseismic projects and ended the quarter with two crews active and three microseismic projects. Channel utilization was markedly lower in the second quarter compared to the first quarter of 2019, as several large channel count projects transitioned into smaller channel count projects during much of the second quarter. Utilization during the second quarter was further impacted by the timing of crew moves and severe wet conditions, primarily in Oklahoma, which limited activity on a large channel count crew for the back half of the quarter. Weather conditions became more favorable in the beginning of the third quarter. Reflected in the second quarter is an accrual of $1,450,000 for severance and retirement package costs related to recent headcount reductions and executive retirements.

We anticipate that both crew and channel count utilization will be improved in the third quarter and into the fourth quarter of 2019 in the U.S. as compared to second quarter levels, with four to six crews operating. In June, we began a large multicomponent project in West Texas utilizing 44,000 three-component units, or 132,000 total channels. Our current inventory of multicomponent channels is sufficient to meet these needs. This project is anticipated to be completed mid fourth quarter at which time the multicomponent equipment will redeploy to Canada for the winter season.

Our primary areas of operations are in the Permian and Delaware Basins, SCOOP/STACK region of Oklahoma and Austin Chalk area of Southeast Texas. In addition, we have two larger channel count projects in Louisiana and Wyoming, each of which is projected to begin in the late third or early fourth quarter of this year. Bid activity remains intermittent and visibility remains challenging as exploration and production companies continue to evaluate capital spending.

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

Results of Operations

Operating Revenues. Operating revenues for the second quarter of 2019 decreased 33.4% to $24,076,000 compared to $36,158,000 in the same period of 2018. Operating revenues decreased 12.6% to $75,240,000 during the first six months of 2019 compared to $86,038,000 in the same period of 2018. The revenue decrease was primarily due to reduced crew count and lower equipment utilization during the second quarter of 2019 when compared to the same period of 2018.

 Operating Expenses.  Operating expenses for the second quarter of 2019 decreased 18.9% to $25,324,000 compared to $31,215,000 in the same period of 2018. Operating expenses decreased 5.4% to $66,180,000 during the first six months of 2019 compared to $69,974,000 in the same period of 2018. The decrease in operating expenses was primarily due to lower crew counts and lower utilization during the period when compared to the same periods of 2018.

General and Administrative Expenses. General and administrative expenses were 21.0%  and 12.7% of revenues in the second quarter and first six months of 2019, respectively, compared to 10.6% and 9.2% of revenues in the same periods of 2018. General and administrative expenses increased $1,207,000 or 31.4% to $5,049,000 during the second quarter of 2019 from $3,842,000 during the same period of 2018, and increased $1,668,000 or 21.0% to $9,593,000 during the first six months of 2019 from $7,925,000 during the first six months of 2018. The primary factor for the increase in general and administrative expenses during the second quarter and first six months of 2019 when compared to the same periods of 2018 were severance and retirement costs related to headcount reductions and executive retirements that occurred in 2019.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the second quarter and first six months of 2019 totaled $5,325,000 and $11,406,000, respectively, compared to $7,392,000 and $16,070,000 for the same periods of 2018, respectively. Depreciation expense decreased in 2019 compared to 2018 as a result of multiple years of reduced capital expenditures. Our depreciation expense is expected to remain below that of 2018 for the remainder of 2019, due to the anticipated continuation of maintenance levels of capital expenditures to maintain our existing asset base.

Our total operating costs for the second quarter of 2019 were $35,698,000, representing a 15.9% decrease from the same period of 2018. The operating costs for the first six months of 2019 were $87,179,000, representing a 7.2% decrease from the first six months of 2018. This decrease was primarily due to the factors described above.

Income Taxes. Income tax benefit for the second quarter and first six months of 2019 was $121,000 and $121,000, respectively, compared to $126,000 and $157,000 for the same periods of 2018. These represent effective tax rates of 1.1%  and 1.1% for the second quarter and first six months of 2019 compared to 2.2% and 2.1% for the second quarter and first six months of 2018. The Company’s effective tax rate decreased compared to the corresponding period from the prior year primarily due to the recognition of a full valuation allowance in all jurisdictions.

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

The reconciliation of our EBITDA to net loss and to net cash provided by operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(11,246)	$(5,711)	$(11,383)	$(7,420)
Depreciation and amortization	5,325	7,392	11,406	16,070
Interest (income) expense, net	(29)	9	(13)	60
Income tax benefit	(121)	(126)	(121)	(157)
EBITDA	$(6,071)	$1,564	$(111)	$8,553

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net cash provided by operating activities	$13,636	$12,084	$12,069	$12,838
Changes in working capital and other items	(19,143)	(10,190)	(10,906)	(3,720)
Noncash adjustments to net loss	(564)	(330)	(1,274)	(565)
EBITDA	$(6,071)	$1,564	$(111)	$8,553

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

Cash Flows. Net cash provided by operating activities was $12,069,000 for the six months ended June 30, 2019 and net cash provided by operating activities was $12,838,000 for the same period of 2018. This results in a minimal decrease of $769,000 in cash flow provided by operations when comparing the six months ended June 30, 2019 to the six months ended June 30, 2018.

Net cash used in investing activities was $2,809,000 for the six months ended June 30, 2019 compared to net cash used in investing activities of $6,223,000 for the same period of 2018. The decrease in cash used in investing activities between periods of $3,414,000 was primarily due to $3,095,000 of additional cash capital expenditures during the six months ended June 30, 2018.

Net cash used in financing activities was $3,973,000 for the six months ended June 30, 2019 and was primarily comprised of principal payments of $2,331,000 and $1,407,000 under our notes payable and finance leases, respectively. Net cash used in financing activities for the six months ended June 30, 2018 was $1,485,000 and was primarily comprised of principal payments of $109,000 and $1,336,000 under our notes payable and finance leases, respectively.

Capital Expenditures. The Board of Directors approved an initial 2019 capital budget in the amount of $10,000,000 for capital expenditures, which was limited to necessary maintenance capital requirements and incremental recording channel replacement or increase. For the six months ended June 30, 2019, $2,198,000 has been utilized primarily for maintenance capital, additional seismic equipment, and equipment replacement and refurbishment. In recent years, we have funded most of our capital expenditures through cash flow from operations, cash reserves, equipment term loans and finance leases. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings.

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

The Credit Agreement provides for a revolving loan feature, the Line of Credit, that permits us to borrow, repay and re-borrow, from time to time until September 30, 2019, up to the lesser of (i) $20.0 million or (ii) a sum equal to (a) 80% of our eligible accounts receivable (less the outstanding principal balance of term loans and letters of credit under the Credit Agreement) and (b) the lesser of (i) 50% of the value of certain of our core equipment or (ii) $12,500,000. We have not utilized the Line of Credit since its inception. Because our ability to borrow funds under the Line of Credit is tied to the amount of our eligible accounts receivable and value of certain of our core equipment, if our accounts receivable decrease materially for any reason, including delays, reductions or cancellations by clients, or decreased demand for our services, or the value of our pledged core equipment decreases materially, our borrowing ability to fund operations or other obligations may be reduced.

The Line of Credit now matures on September 30, 2019, which date was extended in the Amended Loan Agreement from a previous maturity of June 30, 2019. We have mutually agreed with Veritex Bank to use commercially reasonable efforts to extend the Line of Credit, in accordance with past practice, for a period of two years from the end of this current amendment.

The Credit Agreement also provides for a term loan feature. Any notes outstanding under this feature would count toward the maximum amounts we may borrow under the Credit Agreement.

We do not currently have any notes payable under the term loan feature of the Credit Agreement.

We have one outstanding note payable under the Credit Agreement that is not under the term loan feature (and therefore does not count towards the maximum amounts that we may borrow) which was incurred on September 13, 2018 to purchase (and is secured by) equipment and has a remaining aggregate principal amount of $4,889,000 as of June 30, 2019. The note payable will mature upon the earlier of (i) the acceleration of the indebtedness pursuant to the terms of the Company’s existing credit facility with Veritex Bank or (ii) September 13, 2021.

Our obligations under the Line of Credit are secured by a security interest in our accounts receivable and certain of our core equipment, and the term loans are also secured by certain of our core equipment. Interest on amounts outstanding under the Credit Agreement accrues at the lesser of 4.5% or the prime rate (as quoted in the Wall Street Journal), subject to an interest rate floor of 2.5%. The Credit Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets, mergers and other fundamental changes. We are also obligated to meet certain financial covenants, including (i) a ratio of (x) total liabilities minus subordinated debt to

(y) tangible net worth plus subordinated debt not to exceed 1.00:1.00, (ii) a ratio of current assets to current liabilities of at least 1.50:1.00 and (iii) required tangible net worth of not less than $75,000,000. We were in compliance with all covenants under the Credit Agreement, including specified ratios, as of June 30, 2019.

 Veritex Bank has also issued two letters of credit as of June 30, 2019. The first letter of credit is in the amount of $1,767,000 to support payment of our insurance obligations. The principal amount of this letter of credit is collateralized by certain of our core equipment. The second letter of credit is in the amount of $583,000 to support our workers compensation insurance and is secured by a certificate of deposit. Neither of the letters of credit counts as funds borrowed under our Line of Credit.

Other Indebtedness

As of June 30, 2019, we have two notes payable to a finance company for various insurance premiums totaling $772,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Condensed Consolidated Balance Sheets as of June 30, 2019 include finance leases of $3,775,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Notes payable to commercial banks
Aggregate principal amount outstanding	$4,889	$5,975
Interest rate	5.00%	5.00%

	June 30, 2019	December 31, 2018
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$772	$1,680
Interest rate	3.80% - 4.99%	3.80%

The aggregate maturities of the notes payable at June 30, 2019 are as follows (in thousands):

July 2019 - June 2020	$2,945
July 2020 - June 2021	2,173
July 2021 - June 2022	543
Total notes payable	$5,661

The aggregate maturities of finance leases at June 30, 2019 are as follows (in thousands):

July 2019 - June 2020	$2,910
July 2020 - June 2021	833
July 2021 - June 2022	20
July 2022 - June 2023	12
Total finance leases	$3,775

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements.

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

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at June 30, 2019. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several small clients.

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

We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short‑term investments. At June 30, 2019, cash and short term investments totaled $44,861,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 7 – Operating Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a discussion of the Company’s legal proceedings.

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

ITEM 6. EXHIBITS

Number	Exhibit

3.1	Amended and Restated Certificate of Formation, as amended February 11, 2015, filed on March 16, 2015 as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference.

3.2	Bylaws, as amended February 11, 2015, filed on March 16, 2015 as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference.

10.1	Eighteenth Amendment to Amended and Restated Loan and Security Agreement, by and between Veritex Community Bank and Dawson Geophysical Company, dated June 30, 2019.

10.2	Letter Agreement, dated June 30, 2019, between Wayne A. Whitener and the Company.

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2019 and 2018, (ii) Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements.

*         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: August 6, 2019	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors, President and Chief Executive Officer

DATE: August 6, 2019	By:	/s/ James K. Brata
James K. Brata
Executive Vice President, Chief Financial Officer, Secretary and Treasurer