Form 10-Q
period 2019-09-30
DAWSON GEOPHYSICAL CO
filed 2019-11-05
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 1, 2019
Common Stock, $0.01 par value	23,257,505 shares

DAWSON GEOPHYSICAL COMPANY

INDEX

Page Number
Part I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets at September 30, 2019 (unaudited) and December 31, 2018	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018 (unaudited)	5
Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4. Controls and Procedures	23
Part II. OTHER INFORMATION	23
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 6. Exhibits	24
Signatures	25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,670	$28,729
Restricted cash	5,000	—
Short-term investments	7,425	10,583
Accounts receivable, net	35,969	25,338
Current maturities of notes receivable	65	64
Prepaid expenses and other current assets	10,335	12,311
Total current assets	73,464	77,025

Property and equipment, net	57,848	71,541
Right-of-use assets	6,863	—
Notes receivable, net of current maturities	1,408	1,447
Intangibles, net	377	379
Long-term deferred tax assets, net	289	293

Total assets	$140,249	$150,685

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,312	$5,427
Accrued liabilities:
Payroll costs and other taxes	2,849	1,034
Other	3,676	3,643
Deferred revenue	7,970	10,501
Current maturities of notes payable and finance leases	3,153	6,683
Current maturities of operating lease liabilities	1,226	—
Total current liabilities	25,186	27,288

Long-term liabilities:
Notes payable and finance leases, net of current maturities	106	6,097
Operating lease liabilities, net of current maturities	6,171	—
Deferred tax liabilities, net	10	134
Other accrued liabilities	150	150
Total long-term liabilities	6,437	6,381

Operating commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
23,305,950 and 23,018,441 shares issued, and 23,257,505 and 22,969,996
shares outstanding at September 30, 2019 and December 31, 2018, respectively	233	230
Additional paid-in capital	153,980	153,268
Retained deficit	(43,903)	(34,518)
Treasury stock, at cost; 48,445 shares	—	—
Accumulated other comprehensive loss, net	(1,684)	(1,964)
Total stockholders’ equity	108,626	117,016

Total liabilities and stockholders’ equity	$140,249	$150,685

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited and amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Operating revenues	$36,976	$40,448	$112,216	$126,486
Operating costs:
Operating expenses	26,030	34,419	92,210	104,393
General and administrative	3,797	4,136	13,390	12,061
Depreciation and amortization	5,238	7,127	16,644	23,197
	35,065	45,682	122,244	139,651

Income (loss) from operations	1,911	(5,234)	(10,028)	(13,165)

Other income (expense):
Interest income	152	147	445	257
Interest expense	(101)	(74)	(381)	(244)
Other income (expense)	11	(242)	433	172
Income (loss) before income tax	1,973	(5,403)	(9,531)	(12,980)

Income tax benefit	25	232	146	389

Net income (loss)	1,998	(5,171)	(9,385)	(12,591)

Other comprehensive (loss) income:
Net unrealized (loss) income on foreign exchange rate translation, net	(103)	216	280	(333)

Comprehensive income (loss)	$1,895	$(4,955)	$(9,105)	$(12,924)

Basic income (loss) per share of common stock	$0.09	$(0.23)	$(0.41)	$(0.55)

Diluted income (loss) per share of common stock	$0.09	$(0.23)	$(0.41)	$(0.55)

Weighted average equivalent common shares outstanding	23,222,045	22,926,764	23,152,776	22,901,558

Weighted average equivalent common shares outstanding - assuming dilution	23,337,903	22,926,764	23,152,776	22,901,558

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and amounts in thousands)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(9,385)	$(12,591)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,644	23,197
Operating lease cost	903	—
Noncash compensation	951	980
Deferred income tax benefit	(209)	(403)
(Gain) loss on disposal of assets	(85)	8
Remeasurement and other	(118)	186
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,549)	2,491
Decrease in prepaid expenses and other current assets	2,303	883
Increase in accounts payable	1,793	1,110
Increase in accrued liabilities	2,332	446
Decrease in operating lease liabilities	(852)	—
Decrease in deferred revenue	(2,531)	(3,535)
Net cash provided by operating activities	1,197	12,772

Cash flows from investing activities:
Capital expenditures, net of noncash capital expenditures summarized below	(3,649)	(10,760)
Proceeds from maturity of short-term investments	28,000	39,000
Acquisition of short-term investments	(24,842)	(40,000)
Proceeds from disposal of assets	272	409
Proceeds from flood insurance claims	—	687
Proceeds from notes receivable	38	13
Net cash used in investing activities	(181)	(10,651)

Cash flows from financing activities:
Proceeds from notes payable	—	6,518
Principal payments on notes payable	(7,867)	(192)
Principal payments on finance leases	(2,126)	(2,018)
Tax withholdings related to stock-based compensation awards	(236)	(116)
Cash in lieu of stock dividend paid	—	(1)
Net cash (used in) provided by financing activities	(10,229)	4,191

Effect of exchange rate changes on cash, cash equivalents and restricted cash	154	(162)
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,059)	6,150
Cash, cash equivalents and restricted cash at beginning of period	28,729	22,013
Cash, cash equivalents and restricted cash at end of period	$19,670	$28,163

Supplemental cash flow information:
Cash paid for interest	$390	$223
Cash paid for income taxes	$14	$—
Cash received for income taxes	$55	$—

Noncash operating, investing and financing activities:
(Decrease) increase in accrued purchases of property and equipment	$(928)	$3,027
Finance leases incurred	$121	$—
Increase in right-of-use assets and operating lease liabilities	$8,226	$—
Decrease in right-of-use asset for accrued rent	$(497)	$—
Increase in right-of-use asset for prepaid rent	$14	$—
Financed insurance premiums	$337	$304

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(unaudited and amounts in thousands)

					Accumulated
	Common Stock		Additional	Retained	Other
	Number		Paid-in	Earnings	Comprehensive
	Of Shares	Amount	Capital	(Deficit)	(Loss) Income	Total

Balance December 31, 2018	23,018,441	$230	$153,268	$(34,518)	$(1,964)	$117,016
Net loss				(137)		(137)
Unrealized income on foreign exchange rate translation					209
Income tax expense					—
Other comprehensive income					209	209
Issuance of common stock under stock compensation plans	229,459	2	(2)			—
Stock-based compensation expense			297			297
Issuance of common stock as compensation	24,785	—	73			73
Shares exchanged for taxes on stock-based compensation	(53,201)	—	(206)			(206)
Balance March 31, 2019	23,219,484	232	153,430	(34,655)	(1,755)	117,252
Net loss				(11,246)		(11,246)
Unrealized income on foreign exchange rate translation					174
Income tax expense					—
Other comprehensive income					174	174
Issuance of common stock under stock compensation plans	34,000		—			—
Stock-based compensation expense			221			221
Issuance of common stock as compensation	29,016	1	73			74
Shares exchanged for taxes on stock-based compensation	(12,400)	—	(30)			(30)
Balance June 30, 2019	23,270,100	233	153,694	(45,901)	(1,581)	106,445
Net income				1,998		1,998
Unrealized loss on foreign exchange rate translation					(133)
Income tax benefit					30
Other comprehensive loss					(103)	(103)
Issuance of common stock under stock compensation plans			—			—
Stock-based compensation expense			209			209
Issuance of common stock as compensation	35,850	—	77			77
Shares exchanged for taxes on stock-based compensation						—
Balance September 30, 2019	23,305,950	$233	$153,980	$(43,903)	$(1,684)	$108,626

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (continued)

(unaudited and amounts in thousands)

					Accumulated
	Common Stock		Additional	Retained	Other
	Number		Paid-in	Earnings	Comprehensive
	Of Shares	Amount	Capital	(Deficit)	(Loss) Income	Total
			(as adjusted)	(as adjusted)
Balance December 31, 2017	22,926,805	$229	$152,022	$(10,153)	$(780)	$141,318
Impact of adopting ASU 2018-02				43	(43)	—
Net loss				(1,709)		(1,709)
Unrealized loss on foreign exchange rate translation					(329)
Income tax benefit					—
Other comprehensive loss					(329)	(329)
Issuance of common stock under stock compensation plans	8,334	—	—			—
Stock-based compensation expense			162			162
Issuance of common stock as compensation	11,247	—	73			73
Shares exchanged for taxes on stock-based compensation	(4,000)	—	(23)			(23)
Balance March 31, 2018	22,942,386	229	152,234	(11,819)	(1,152)	139,492
Cash in lieu of fractional shares for stock dividend	(101)			(1)		(1)
Net loss				(5,711)		(5,711)
Unrealized loss on foreign exchange rate translation					(220)
Income tax benefit					—
Other comprehensive loss					(220)	(220)
Issuance of common stock under stock compensation plans	10,000	—	—			—
Stock-based compensation expense			221			221
Issuance of common stock as compensation	14,359	—	109			109
Shares exchanged for taxes on stock-based compensation	(2,200)	—	(16)			(16)
Balance June 30, 2018	22,964,444	229	152,548	(17,531)	(1,372)	133,874
Net loss				(5,171)		(5,171)
Unrealized income on foreign exchange rate translation					216
Income tax expense					—
Other comprehensive income					216	216
Issuance of common stock under stock compensation plans	26,750	1	(1)			—
Stock-based compensation expense			340			340
Issuance of common stock as compensation	12,235	—	76			76
Shares exchanged for taxes on stock-based compensation	(11,345)	—	(78)			(78)
Balance September 30, 2018	22,992,084	$230	$152,885	$(22,702)	$(1,156)	$129,257

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

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements for the three and nine months ended September 30, 2019 include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Eagle Canada, Inc., Dawson Seismic Services Holdings, Inc., Eagle Canada Seismic Services ULC and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Notes Receivable. The Company’s notes receivable consist of one note receivable from the purchaser of certain dynamite energy source drilling equipment. This note receivable is stated at the unpaid principal balance. An allowance for note losses was not deemed necessary at September 30, 2019. Interest is recognized over the term of the note and is calculated using the simple-interest method. Amounts payable to the Company under the note receivable are fully collateralized by the specific dynamite energy source drilling equipment sold to the note payor.

Allowance for Doubtful Accounts. Management prepares its allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs and its current client base. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. The Company’s allowance for doubtful accounts was $250,000 at September 30, 2019 and December 31, 2018.

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

 Stock-Based Compensation. The Company measures all stock-based compensation awards, which include stock options, restricted stock, restricted stock units and common stock awards, using the fair value method and recognizes compensation expense as operating or general and administrative expense, as appropriate, in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) on a straight-line basis over the vesting period of the related awards.

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

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

At September 30, 2019 and December 31, 2018, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, accounts receivable, notes receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating lease liabilities. At September 30, 2019, the Company’s financial instruments also included restricted cash. Due to the short-term maturities of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes receivable, notes payable, finance leases and operating lease liabilities approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes receivable, notes payable and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Revenues
United States	$36,814	$39,950	$96,496	$113,015
Canada	162	498	15,720	13,471
Total	$36,976	$40,448	$112,216	$126,486

Deferred Costs (in thousands)

The opening balance of deferred cost was $6,994 and $2,991 at January 1, 2019 and 2018, respectively. The Company’s prepaid expenses and other current assets at September 30, 2019 and 2018 included deferred costs incurred to fulfill contracts with customers of $3,157 and $7,001, respectively.

Deferred costs at September 30, 2019 compared to January 1, 2019 decreased primarily as a result of the completion of several projects during that nine month period that had significant deferred fulfillment costs at January 1, 2019. Deferred cost at September 30, 2018 compared to January 1, 2018 increased primarily as a result of new projects for clients with significant deferred fulfillment costs at September 30, 2018.

The amount of total deferred costs amortized for the third quarter and first nine months of 2019 was $6,806 and $27,253, respectively. The amount of total deferred costs amortized for the third quarter and first nine months of 2018 was $14,757 and $29,004 respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue (in thousands)

The opening balance of deferred revenue was $10,501 and $6,314 at January 1, 2019 and 2018, respectively. The Company’s deferred revenue at September 30, 2019 and 2018 was $7,970 and $2,779, respectively.

Deferred revenue at September 30, 2019 compared to January 1, 2019 and at September 30, 3018 compared to January 1, 2018 decreased primarily as a result of completing projects for clients with large prepayments for third party reimbursables.

Revenue recognized for the third quarter and first nine months of 2019 that was included in the contract liability balance at the beginning of 2019 was $427 and $8,604, respectively. Revenue recognized for the third quarter and first nine months of 2018 that was included in the contract liability balance at the beginning of 2018 was $634 and $5,945, respectively.

5. DEBT

Dominion Credit Agreement

On September 30, 2019, the Company entered into a new Loan and Security Agreement (the “Loan Agreement”) with Dominion Bank (the “Lender”). The Loan Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an amount up to the lesser of (i) $15,000,000 or (ii) a sum equal to (a) 80% of the Company’s eligible accounts receivable plus 100% of the amount on deposit with the Lender in the Company’s collateral account, such amount to initially include a restricted money market account for $5,000,000 (the “Deposit”).

Under the Revolving Credit Facility, interest will accrue at an annual rate equal to the lesser of (i) 6.00% and (ii) the greater of (a) the prime rate as published from time to time in The Wall Street Journal or (b) 3.50%. The Company will pay a commitment fee of 0.10% per annum on the difference of (a) $15,000,000 minus the Deposit minus (b) the daily average usage of the Revolving Credit Facility. The Loan Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets. The Company is also obligated to meet certain financial covenants under the Loan Agreement, including maintaining a tangible net worth of $75,000,000 and specified ratios with respect to current assets and liabilities and debt to tangible net worth. The Company’s obligations under the Loan Agreement are secured by a security interest in the collateral account (including the Deposit) with the Lender and future accounts receivable and related collateral. As of September 30, 2019, the Company has not borrowed any amounts under the Revolving Credit Facility. The maturity date of the Loan Agreement is September 30, 2020.

Expiration of Veritex Credit Agreement

On September 30, 2019, the Company’s line of credit (the “Veritex Line of Credit”) under the Amended and Restated Loan and Security Agreement (as amended, the “Veritex Loan Agreement”) by and between the Company and Veritex Community Bank (“Veritex”) matured pursuant to its terms. No amounts were borrowed under the Veritex Line of Credit. In connection with the maturity of the Veritex Line of Credit and entry into the Loan Agreement with Dominion Bank, the Company paid off all amounts owed pursuant to the term loan under the Veritex Loan Agreement of $4,355,665.

Veritex Letters of Credit

As of September 30, 2019, Veritex has issued three letters of credit under the Veritex Loan Agreement. The first letter of credit is in the amount of $1,767,000 to support payment of certain insurance obligations of the Company. The second letter of credit is in the amount of $583,000 to support the Company’s workers compensation insurance. The third letter of credit is in the amount of $75,000 to support certain performance obligations of the Company. Each of the letters of credit are secured by a certificate of deposit with Veritex.

Other Indebtedness

As of September 30, 2019, the Company has one note payable to a finance company for various insurance premiums totaling $124,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Condensed Consolidated Balance Sheets as of September 30, 2019 include finance leases of $3,135,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Notes payable to commercial banks
Aggregate principal amount outstanding	$—	$5,975
Interest rate	—	5.00%

	September 30, 2019	December 31, 2018
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$124	$1,680
Interest rate	4.99%	3.80%

The aggregate maturities of notes payable at September 30, 2019 are as follows (in thousands):

October 2019 - September 2020	$124
October 2020 - September 2021	—
October 2021 - September 2022	—
Total notes payable	$124

The aggregate maturities of finance leases at September 30, 2019 are as follows (in thousands):

October 2019 - September 2020	$3,029
October 2020 - September 2021	56
October 2021 - September 2022	41
October 2022 - September 2023	9
Total finance leases	$3,135

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

The components of lease cost for the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Finance lease cost:
Amortization of right-of-use assets	$359	$355	$1,062	$1,078
Interest on lease liabilities	41	72	144	238
Total finance lease cost	$400	$427	$1,206	$1,316

Operating lease cost	388	406	1,197	1,226

Short-term lease cost	—	—	—	—
Total lease cost	$788	$833	$2,403	$2,542

Supplemental cash flow information related to leases for the nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	September 30, 2019	September 30, 2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,115)	$(1,246)
Operating cash flows from finance leases	$(148)	$(228)
Financing cash flows from finance leases	$(2,126)	$(2,018)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,226	$—
Finance leases	$121	$—

Supplemental balance sheet information related to leases as of September 30, 2019 and 2018 was as follows (in thousands):

	September 30, 2019	September 30, 2018
Operating leases
Operating lease right-of-use assets	$6,863	$—

Operating lease liabilities - current	$1,226	$—
Operating lease liabilities - long-term	6,171	—
Total operating lease liabilities	$7,397	$—

Finance leases
Property and equipment, at cost	$8,663	$8,542
Accumulated depreciation	(2,932)	(1,560)
Property and equipment, net	$5,731	$6,982

Finance lease liabilities - current	$3,029	$2,805
Finance lease liabilities - long-term	106	3,028
Total finance lease liabilities	$3,135	$5,833

Weighted average remaining lease term:
Operating leases	6.5 years	7.5 years
Finance leases	1.1 years	2.0 years

Weighted average discount rate:
Operating leases	5.04%	—
Finance leases	4.67%	4.65%

Maturities of lease liabilities at September 30, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases
October 2019 - September 2020	$1,571	$3,112
October 2020 - September 2021	1,349	60
October 2021 - September 2022	1,198	42
October 2022 - September 2023	1,154	10
October 2023 - September 2024	1,177	—
Thereafter	2,274	—
Total payments under lease agreements	$8,723	$3,224

Less imputed interest	(1,326)	(89)

Total lease liabilities	$7,397	$3,135

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

8. NET INCOME  (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average shares outstanding. Diluted income (loss) per share is computed by dividing the net income (loss) by the weighted average diluted shares outstanding.

The computation of basic and diluted income  (loss) per share is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$1,998	$(5,171)	$(9,385)	$(12,591)
Weighted average common shares outstanding:
Basic	23,222,045	22,926,764	23,152,776	22,901,558
Dilutive common stock options, restricted stock unit awards and restricted stock awards	115,858	—	—	—
Diluted	23,337,903	22,926,764	23,152,776	22,901,558
Basic income (loss) per share of common stock	$0.09	$(0.23)	$(0.41)	$(0.55)
Diluted income (loss) per share of common stock	$0.09	$(0.23)	$(0.41)	$(0.55)

The Company had net income for the three months ended September 30, 2019 and had 115,858 dilutive restricted stock unit awards and no dilutive common stock options or restricted stock awards for that period. The Company had a net loss for the nine months ended September 30, 2019 and the three and nine months ended September 30, 2018. As a result, all stock options, restricted stock unit awards and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for those periods.

The following weighted average numbers of stock options, restricted stock unit awards and restricted stock awards, in each case as adjusted for the 5% stock dividend paid to shareholders on May 29, 2018, have been excluded from the calculation of diluted income (loss) per share of common stock, as their effect would be anti-dilutive for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
		(as adjusted)		(as adjusted)
Stock options	—	236,168	67,625	260,251
Restricted stock units	103,484	651,482	471,624	522,333
Restricted stock awards	—	65,974	10,874	67,416
Total	103,484	953,624	550,123	850,000

9. INCOME TAXES

For the three and nine months ended September 30, 2019, the Company's effective tax rate was -1.3% and 1.5%, respectively. For the three and nine months ended September 30, 2018, the Company’s effective tax rate was 4.3% and 3.0%, respectively. The Company’s effective tax rate decreased compared to the corresponding periods from the prior year primarily due to the recognition of a full valuation allowance in all jurisdictions. The Company’s negative effective tax rate for the three months ended September 30, 2019 is due to profitability in the quarter compared to a  projected loss for the year.

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

 The income tax benefit for the three and nine months ended September 30, 2019 does not include income tax benefits for all of the losses incurred because the Company has recorded valuation allowances against significantly all of its federal, state and foreign deferred tax assets. The Company has recorded valuation allowances against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, a federal valuation allowance and additional state valuation allowances were maintained during the nine months ended September 30, 2019 and 2018. In addition, due to the Company’s recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowances considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

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

During the third quarter of 2019, we operated a peak of six crews in the U.S. that included four large  channel count crews compared to a peak of five crews with smaller channel counts in the U.S. in the second quarter of 2019, including microseismic operations, and a single small channel count crew in Canada for a short period of time. Based on currently available information, we anticipate operating up to five crews in the U.S. during the fourth quarter of 2019 that could result in continued high-levels of channel count and energy source utilization during the quarter along with limited activity in Canada in the fourth quarter of 2019.  We believe, based on currently available information, that such levels of activity could be sustained into the second quarter of 2020 in the U.S. and up to four crews during the first quarter of 2020 in Canada.  We are currently operating five crews in the U.S. and one small crew in Canada as it ramps up for the winter season. As in recent quarters, the majority of our projects are on behalf of multi-client companies in the U.S. with some activity directly for exploration and production companies.

Our improved quarterly results were attributable to continued diligent efforts designed to further reduce costs and improve productivity while operating much larger channel count crews, favorable weather conditions and higher utilization of recording channels. In addition to greatly increased channel utilization compared to the second quarter, we experienced very high utilization of energy source units as we continue to move toward a channel and energy source utilization model rather than a crew based model.

Despite challenging times in the oil and gas sector, increased demand for large channel count projects by our clients continues to drive today’s seismic market. During the third quarter, we continued operation of the large 44,000 station multi-component crew with 132,000 total channels and two 35,000 plus channel count crews along with intermittent smaller channel count crews. Each of the crews operated between 16 and 22 energy source units. Several of these projects will continue well into the fourth quarter. We are conducting these projects utilizing our industry-leading inventory of wireless channels and energy source equipment. Our current inventory, while tight, is sufficient to meet current client needs.

Visibility into 2020 appears positive compared to recent quarters. Based on currently available information, we anticipate both channel and source utilization to be much improved over our second quarter but below the level of our third quarter utilization. Early indications are for a Canadian season similar to last year with up to four crews operating, and with high channel and source utilization in the U.S. in the first quarter of 2020. After the completion of the Canadian season, equipment will redeploy to the lower 48 in the second quarter. We are anticipating strong channel and energy source utilization in the U.S. into the second quarter of 2020. As in prior years, the winter season in the lower 48 is historically difficult with shorter days, the holiday season and increased weather exposure.

While we are pleased to report solidly improved third quarter results and increased visibility of channel and energy source utilization, the seismic market and the overall oil and gas sector remain challenging as project delays, cancellations or changes in scope continue to be the primary factors in overall activity and utilization. We continue to be encouraged by ongoing conversations with our clients, primarily multi-client companies, with regards to future projects.

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

Results of Operations

Operating Revenues. Operating revenues for the third quarter of 2019 decreased 8.6% to $36,976,000 compared to $40,448,000 in the same period of 2018. Operating revenues decreased 11.3% to $112,216,000 during the first nine months of 2019 compared to $126,486,000 in the same period of 2018. The decrease in the third quarter of 2019 was primarily due to lower reimbursable revenues when compared to the same period of 2018. The decrease during the first nine months of 2019 when compared to the first nine months of 2018 is primarily due to lower crew and equipment utilization throughout the first half of 2019.

 Operating Expenses.  Operating expenses for the third quarter of 2019 decreased 24.4% to $26,030,000 compared to $34,419,000 in the same period of 2018. The decrease in the third quarter of 2019 was primarily due to lower reimbursable expenses when compared to the same period of 2018. Operating expenses decreased 11.7% to $92,210,000 during the first nine months of 2019 compared to $104,393,000 in the same period of 2018. The decrease was primarily due to decreased reimbursable expenses and increased operational efficiencies.

General and Administrative Expenses. General and administrative expenses were 10.3%  and 11.9%  of revenues in the third quarter and first nine months of 2019, respectively, compared to 10.2% and 9.5% of revenues in the same periods of 2018. General and administrative expenses decreased  $339,000 or 8.2% to $3,797,000 during the third quarter of 2019 from $4,136,000 during the same period of 2018, and increased $1,329,000 or 11.0% to $13,390,000 during the first nine months of 2019 from $12,061,000 during the first nine months of 2018. The primary factor for the decrease in general and administrative expenses during the third quarter was the continued cost reduction efforts made by management. The primary factor for the increase in general and administrative expenses during the first nine months of 2019 when compared to the same periods of 2018 were severance and retirement costs related to headcount reductions and executive retirements that occurred in 2019.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the third quarter and first nine months of 2019 totaled $5,238,000 and $16,644,000, respectively, compared to $7,127,000 and $23,197,000 for the same periods of 2018, respectively. Depreciation expense decreased in 2019 compared to 2018 as a result of multiple years of reduced capital expenditures. Our depreciation expense is expected to remain below that of 2018 for the remainder of 2019, due to the anticipated continuation of maintenance levels of capital expenditures to maintain our existing asset base.

Total operating costs for the third quarter of 2019 were $35,065,000, representing a 23.2% decrease from the same period of 2018. The operating costs for the first nine months of 2019 were $122,244,000, representing a 12.5% decrease from the first nine months of 2018. This decrease was primarily due to the factors described above.

Income Taxes. Income tax benefit for the third quarter and first nine months of 2019 was $25,000 and $146,000, respectively, compared to $232,000 and $389,000 for the same periods of 2018. These represent effective tax rates of -1.3%  and 1.5% for the third quarter and first nine months of 2019 compared to 4.3% and 3.0% for the third quarter and first nine months of 2018. The Company’s effective tax rate decreased compared to the corresponding period from the prior year primarily due to the recognition of a full valuation allowance in all jurisdictions. Our negative effective tax rate for the three months ended September 30, 2019 is due to profitability in the quarter compared to a projected loss for the year.

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

The reconciliation of our EBITDA to net income (loss) and to net cash (used in) provided by operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$1,998	$(5,171)	$(9,385)	$(12,591)
Depreciation and amortization	5,238	7,127	16,644	23,197
Interest (income) expense, net	(51)	(73)	(64)	(13)
Income tax benefit	(25)	(232)	(146)	(389)
EBITDA	$7,160	$1,651	$7,049	$10,204

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net cash (used in) provided by operating activities	$(10,872)	$(66)	$1,197	$12,772
Changes in working capital and other items	18,612	2,317	7,706	(1,403)
Noncash adjustments to net income (loss)	(580)	(600)	(1,854)	(1,165)
EBITDA	$7,160	$1,651	$7,049	$10,204

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

Cash Flows. Net cash provided by operating activities was $1,197,000 for the nine months ended September 30, 2019 and net cash provided by operating activities was $12,772,000 for the same period of 2018. This results in a decrease of $11,575,000 in cash flow provided by operations when comparing the nine months ended September 30, 2019 to the nine months ended September 30, 2018. This is primarily due to an increase in the balance of our accounts receivable of $10,549,000 for the nine months ended September 30, 2019 compared to a decrease in the balance of accounts receivable of 2,491,000 over the same period of 2018.

Net cash used in investing activities was $181,000 for the nine months ended September 30, 2019 compared to net cash used in investing activities of $10,651,000 for the same period of 2018. The decrease in cash used in investing activities between periods of $10,470,000 was primarily due to $7,111,000 of additional cash capital expenditures during the nine months ended September 30, 2018 as well as $3,158,000 of proceeds from maturity of short-term investments that were not reinvested during the nine months ended September 30, 2019.

Net cash used in financing activities was $10,229,000 for the nine months ended September 30, 2019 and was primarily comprised of principal payments of $7,867,000 and $2,126,000 under our notes payable and finance leases, respectively. Net cash provided by financing activities for the nine months ended September 30, 2018 was $4,191,000 and was primarily comprised of proceeds from notes payable of $6,518,000 offset by principal payments of $192,000 and $2,018,000 under our notes payable and finance leases, respectively.

Capital Expenditures. The Board of Directors approved an initial 2019 capital budget in the amount of $10,000,000 for capital expenditures, which was limited to necessary maintenance capital requirements and incremental recording channel replacement or increase. For the nine months ended September 30, 2019, $2,842,000 has been utilized primarily for maintenance capital, additional seismic equipment, and equipment replacement and refurbishment. In recent years, we have funded most of our capital expenditures through cash flow from operations, cash reserves, equipment term loans and finance leases. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings.

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

Credit Agreement

Dominion Credit Agreement. On September 30, 2019, we entered into a new Loan and Security Agreement (the “Loan Agreement”) with Dominion Bank (the “Lender”). The Loan Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an amount up to the lesser of (i) $15,000,000 or (ii) a sum equal to (a) 80% of our eligible accounts receivable plus 100% of the amount on deposit with the Lender in our collateral account, such amount to initially include a restricted money market account for $5,000,000 (the “Deposit”).

Under the Revolving Credit Facility, interest will accrue at an annual rate equal to the lesser of (i) 6.00% and (ii) the greater of (a) the prime rate as published from time to time in The Wall Street Journal or (b) 3.50%. We will pay a commitment fee of 0.10% per annum on the difference of (a) $15,000,000 minus the Deposit minus (b) the daily average usage of the Revolving Credit Facility. The Loan Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets. We are also obligated to meet certain financial covenants under the Loan Agreement, including maintaining a tangible net worth of $75,000,000 and specified ratios with respect to current assets and liabilities and debt to tangible net worth. Our obligations under the Loan Agreement are secured by a security interest in the collateral account (including the Deposit) with the Lender and future accounts receivable and related collateral. As of September 30, 2019, we have not borrowed any amounts under the Revolving Credit Facility. The maturity date of the Loan Agreement is September 30, 2020.

Expiration of Veritex Credit Agreement. On September 30, 2019, our line of credit (the “Veritex Line of Credit”) under the Amended and Restated Loan and Security Agreement (as amended, the “Veritex Loan Agreement”) by and between us and Veritex Community Bank (“Veritex”) matured pursuant to its terms. No amounts were borrowed under the Veritex Line of Credit. In connection with the maturity of the Veritex Line of Credit and entry into the Loan Agreement with Dominion Bank,  we paid off all amounts owed pursuant to the term loan under the Veritex Loan Agreement of $4,355,665.

Veritex Letters of Credit. As of September 30, 2019, Veritex has issued three letters of credit under the Veritex Loan Agreement. The first letter of credit is in the amount of $1,767,000 to support payment of our insurance obligations. The second letter of credit is in the amount of $583,000 to support our workers compensation insurance. The third letter of credit in the amount of $75,000 to support certain of our performance obligations. Each of the letters of credit are secured by a certificate of deposit with Veritex.

Other Indebtedness

As of September 30, 2019, we have one note payable to a finance company for various insurance premiums totaling $124,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Condensed Consolidated Balance Sheets as of September 30, 2019 include finance leases of $3,135,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Notes payable to commercial banks
Aggregate principal amount outstanding	$—	$5,975
Interest rate	—	5.00%

	September 30, 2019	December 31, 2018
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$124	$1,680
Interest rate	4.99%	3.80%

The aggregate maturities of the notes payable at September 30, 2019 are as follows (in thousands):

October 2019 - September 2020	$124
October 2020 - September 2021	—
October 2021 - September 2022	—
Total notes payable	$124

The aggregate maturities of finance leases at September 30, 2019 are as follows (in thousands):

October 2019 - September 2020	$3,029
October 2020 - September 2021	56
October 2021 - September 2022	41
October 2022 - September 2023	9
Total finance leases	$3,135

Interest rates on these leases range from 4.65% to 5.37%.

Contractual Obligations. We believe that our capital resources, including our short-term investments, cash flow from operations, and funds available under our Credit Agreement, will be adequate to meet our current operational needs. We believe that we will be able to finance our 2019 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our Revolving Credit Facility. However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic climate adversely affects the ability of our customers, and/or potential customers, to promptly pay amounts owing to us under their service contracts with us.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements.

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

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at September 30, 2019. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several small clients.

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

We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short‑term investments. At September 30, 2019, cash and short term investments totaled $27,095,000.

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

Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Number	Exhibit

3.1	Amended and Restated Certificate of Formation, as amended February 11, 2015, filed on March 16, 2015 as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference.

3.2	Bylaws, as amended February 11, 2015, filed on March 16, 2015 as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference.

10.1	Loan and Security Agreement, by and between Dawson Geophysical Company and Dominion Bank, dated September 30, 2019.

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018, (ii) Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements.

*         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: November 5, 2019	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors, President and Chief Executive Officer

DATE: November 5, 2019	By:	/s/ James K. Brata
James K. Brata
Executive Vice President, Chief Financial Officer, Secretary and Treasurer