Form 10-K
period 2019-12-31
DAWSON GEOPHYSICAL CO
filed 2020-03-06
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                   to

Commission File No. 001-32472

DAWSON GEOPHYSICAL COMPANY

(Exact name of registrant as specified in its charter)

Texas	74-2095844
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

508 West Wall, Suite 800, Midland, Texas 79701

(Address of Principal Executive Office) (Zip Code)

Registrant’s Telephone Number, including area code:  432-684-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, $0.01 par value	DWSN	The NASDAQ Stock Market

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

As of June 28, 2019, the aggregate market value of Dawson Geophysical Company common stock, par value $0.01 per share, held by non-affiliates (based upon the closing transaction price on Nasdaq) was approximately $54,112,000.

On March 4, 2020, there were 23,287,410 shares of Dawson Geophysical Company common stock, $0.01 par value outstanding.

As used in this report, the terms “we,” “our,” “us,” “Dawson” and the “Company” refer to Dawson Geophysical Company unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

DAWSON GEOPHYSICAL COMPANY

FORM 10‑K

For the Year Ended December 31, 2019

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

We provide our seismic data acquisition services primarily to providers of multi‑client data libraries for use in the onshore drilling and production of oil and natural gas in the continental U.S. and Canada, as well as directly to onshore oil and natural gas exploration and development companies. The main factors influencing demand for seismic data acquisition services in our industry are the level of drilling and completion activity by oil and natural gas companies and the size of such companies’ exploration and development budgets, which, in turn, depend largely on current and anticipated future crude oil and natural gas prices and production levels and depletion rates of the companies’ oil and natural gas reserves.

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

We acquire geophysical data using the latest in 3‑D seismic survey techniques. We introduce acoustic energy into the ground by using vibration equipment or dynamite detonation, depending on the surface terrain, area of operation, and subsurface requirements. The reflected energy, or echoes, are received through geophones, converted into a digital signal at a multi‑channel recording unit, and then transmitted to a central recording vehicle. Subsurface requirements dictate the number of channels necessary to perform our services. We generally use tens of thousands of recording channels in our 3-D seismic surveys. Additional recording channels enhance the resolution of the seismic survey through increased imaging analysis and provide improved operational efficiencies for our clients. With our state‑of‑the‑art seismic equipment, including computer technology and multiple channels, we acquire, on an efficient basis, immense volumes of seismic data that, when processed and interpreted, produce precise images of the earth’s subsurface. Our clients then use our seismic data to generate 3‑D geologic models that help reduce drilling risks, finding and development costs, and improve recovery rates from existing fields.

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

The Industry

Technological advances in seismic equipment and computing allow the seismic industry to acquire and process, on an efficient basis, immense volumes of seismic data which produce precise images of the earth’s subsurface. The latest accepted method of seismic data acquisition, processing, and the subsequent interpretation of the processed data is the 3‑D seismic method. Geophysicists use computer workstations to interpret 3‑D data volumes, identify subsurface anomalies, and generate a geologic model of subsurface features. In contrast with the 3‑D method, the 2‑D method involves the collection of seismic data in a linear fashion, thus generating a single plane of subsurface seismic data. Over recent years, the size of our surveys and density of recording channels and vibrator energy source units has increased resulting in an increase in required recording channels and energy source units to perform such surveys.

3‑D seismic data are used in the exploration and development of new reserves and enable oil and natural gas companies to better delineate existing fields and to augment their reservoir management techniques. Benefits of incorporating high resolution 3‑D seismic surveys into exploration and development programs include reducing drilling risk, decreasing oil and natural gas finding costs, and increasing the efficiencies of reservoir location, delineation, and management. In order to meet the requirements necessary to fully realize the benefits of 3‑D seismic data, there is an increasing demand for improved data quality with greater subsurface resolution with increased density of recording channels and vibrator energy source units.

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

Equipment and Crews

In recent years, we have experienced continued increases in recording channel capacity and vibrator energy source units on a per crew or project basis. This increase in channel count and energy source unit demand is driven by client needs and is necessary in order to produce higher resolution images, increase crew efficiencies and undertake larger scale projects. Due to the increase in demand for higher channel counts, we have continued our investments in additional channels. In response to project‑based channel requirements, we routinely deploy a variable number of channels on a variable number of crews in an effort to maximize asset utilization and meet client needs. While the number of recording systems we own may exceed the number utilized in the field at any given time, we maintain the excess equipment to provide additional operational flexibility and to allow us to quickly deploy additional recording channels and energy source units as needed to respond to client demand and desire for improved data quality with greater subsurface images. We believe we will realize the benefit of increased channel counts and flexibility of deployment through increased crew efficiencies, higher revenues and margins with improved conditions.

In recent years, we have purchased or leased a significant number of cableless recording channels. We utilize this equipment primarily as stand‑alone recording systems. As a result of the introduction of cableless recording systems, we have realized increased crew efficiencies and increased channels on projects using this equipment. We believe we will experience continued demand for cableless recording systems and increased channel count in the future.

As of December 31, 2019, we operate 117 vibrator energy source units and approximately 268,000 recording channels. The recording channels consist of 93,000 single-channel GSR boxes, 45,500 three-channel GSR boxes, 3,600 four-channel GSR boxes and 8,000 three-channel INOVA Hawk boxes. Each crew consists of approximately 40 to 100 technicians with associated vehicles, geophones, a seismic recording system, energy sources, cables, and a variety of other equipment. The GSR and INOVA Hawk crews utilize a recorder to manage the data acquisition while the individual system captures and holds the data until they are placed in the Data Transfer Module. The data is then transferred to various data storage media, which are delivered to a data processing center selected by the client.

Equipment Acquisition and Capital Expenditures

We monitor and evaluate advances in geophysical technology and commit capital funds to purchase the equipment we deem most effective to maintain our competitive position. Purchasing and updating seismic equipment and technology involves a commitment to capital spending. We also tie our capital expenditures closely to demand for our services. Beginning in 2014, we adopted a maintenance capital expenditures program due to the belief that our equipment base was sufficient to meet current demand; however, our Board of Directors may increase the capital budget in response to strategic opportunities to acquire seismic recording equipment. Our Board of Directors approved a maintenance capital expenditure budget of $10,000,000 for 2019 of which we utilized $3,590,000 during the 12 months ended December 31, 2019. Our Board of Directors has approved an initial maintenance capital expenditure budget of $5,000,000 for 2020.

Clients

Our services are marketed by supervisory and executive personnel who contact clients to determine geophysical needs and respond to client inquiries regarding the availability of crews or processing schedules. These contacts are based principally upon professional relationships developed over a number of years.

Our clients range from major oil and gas companies to small independent oil and gas operators and also providers of multi‑client data libraries. The services we provide to our clients vary according to the size and needs of each client. During the twelve months ended December 31, 2019, sales to four clients represented approximately 60% of our revenues. We anticipate that sales to these clients will represent a smaller percentage of our overall revenues during 2020. The remaining balance of our revenues were derived from varied clients and none represented 10% or more of our revenues.

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

Domestic and Foreign Operations

We derive our revenue from domestic and foreign sources. Total revenues for the twelve months ended December 31, 2019 were approximately $145,773,000, of which $129,452,000 was earned in the U.S. and $16,321,000 was earned in Canada. Total revenues for the twelve months ended December 31, 2018 were approximately $154,156,000, of which $137,101,000 was earned in the U.S. and $17,055,000 was earned in Canada.

Net property and equipment as of December 31, 2019 was approximately $53,549,000, of which $45,653,000 was located in the U.S. and $7,896,000 was located in Canada. Net right-of-use assets as of December 31, 2019 were approximately $6,605,000, of which $5,893,000 was located in the U.S. and $712,000 was located in Canada. Net property and equipment as of December 31, 2018 was approximately $71,541,000, of which $62,033,000 was located in the U.S. and $9,508,000 was located in Canada.

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

Employees

As of December 31, 2019, we employed 455 full‑time employees, of which 72 consisted of management, sales, and administrative personnel with the remainder being crew and crew support personnel. Our employees are not represented by a labor union. We believe we have good relations with our employees.

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

We derive substantially all of our revenues from providers of multi-client data libraries and companies in the oil and natural gas exploration and development industry. The oil and natural gas industry is a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices.

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

We derive a significant amount of our revenues from a relatively small number of oil and gas exploration and development companies and providers of multi‑client data libraries. During the twelve months ended December 31, 2019, our four largest clients accounted for approximately 60% of our revenues. If these clients, or any of our other significant clients, were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, experience financial difficulties or for any other reason, our results of operations could be adversely affected.

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

Our revenues, operating results and cash flows may fluctuate from period to period. These fluctuations are attributable to the level of new business in a particular period, the timing of the initiation, progress or cancellation of significant projects, higher revenues and expenses on our dynamite contracts, and costs we incur to train new crews we may add in the future to meet increased client demand. Fluctuations in our operating results may also be affected by other factors that are outside of our control such as permit delays, weather delays and crew productivity. Oil and natural gas prices have continued to be volatile and have resulted in significant demand fluctuations for our services. There can be no assurance of future oil and gas price levels or stability. Our operations in Canada are also seasonal as a result of the thawing season and we have historically experienced limited Canadian activity during the second and third quarters of each year. The demand for our services would be adversely affected by a significant reduction in oil and natural gas prices and by climate change legislation or material changes to U.S. energy policy. Because our business has high fixed costs, the negative effect of one or more of these factors could trigger wide variations in our operating revenues, cash flows, EBITDA, margin, and profitability from quarter‑to‑quarter, rendering quarter‑to‑quarter comparisons unreliable as an indicator of performance. Due to the factors discussed above, you should not expect sequential growth in our quarterly revenues and profitability.

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

We incur losses.

We incurred net losses of $15,213,000 for the twelve months ended December 31, 2019 and $24,407,000 for the twelve months ended December 31, 2018.

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

We have indebtedness from time to time under credit facilities with a commercial bank, and certain of our accounts receivable and restricted CDARS accounts are pledged as collateral for these obligations. Our ability to borrow may be limited if our accounts receivable decreases.

From time to time, we may have indebtedness under credit facilities with a commercial bank. We maintain certain restricted CDARS accounts with our commercial bank which can be used as collateral against future borrowings. If we are unable to repay all secured borrowings when due, whether at maturity or if declared due and payable following a default, our lenders have the right to proceed against the deposit pledged to secure the indebtedness and may liquidate the CDARS account in order to repay those borrowings, which could materially harm our business, financial condition and results of operations. Our ability to borrow funds under our revolving line of credit is tied to the value of our collateral account with our commercial bank as well as the amount of our eligible accounts receivable. If our accounts receivable decrease materially for any reason, including delays, reductions or cancellations by clients or decreased demand for our services, our ability to borrow to fund operations or other obligations may be limited.

Our financial results could be adversely affected by asset impairments.

We periodically review our portfolio of equipment and our intangible assets for impairment. Future events, including our financial performance, sustained decreases in oil and natural gas prices, reduced demand for our services, our market valuation or the market valuation of comparable companies, loss of a significant client’s business, or strategic decisions, could cause us to conclude that impairment indicators exist and ultimately that the asset values associated with our equipment or our intangibles were to be impaired. If we were to impair our equipment or intangibles, these non-cash asset impairments could negatively affect our financial results in a material manner in the period in which they are recorded, and the larger the amount of any impairment that may be taken, the greater the impact such impairment may have on our financial results.

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

Seismic data acquisition and data processing technologies historically have progressed steadily, and we expect this trend to continue. In order to remain competitive, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities. Our working capital requirements remain high, primarily due to the expansion of our infrastructure in response to client demand for cableless recording systems and more recording channels, which has increased as the industry strives for improved data quality with greater subsurface resolution images. Our sources of working capital are limited. We have historically funded our working capital requirements primarily with cash generated from operations, cash reserves and, from time to time, borrowings from commercial banks. In recent years, we have funded some of our capital expenditures through equipment term loans and finance leases. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings. If we were to expand our operations at a rate exceeding operating cash flow, if current demand or pricing of geophysical services were to decrease substantially, or if technical advances or competitive pressures required us to acquire new equipment faster than our cash flow could sustain, additional financing could be required. If we were not able to obtain such financing or renew our existing revolving line of credit when needed, our failure could have a negative impact on our ability to pursue expansion and maintain our competitive advantage.

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

Our stock price is subject to significant volatility. Overall market conditions, including a decline in oil and natural gas prices and other risks and uncertainties described in this “Risk Factors” section and in our other filings with the SEC, could cause the market price of our common stock to fall. Our high and low sales prices of our common stock for the twelve months ended December 31, 2019 were $4.28 and $1.90, respectively. Further, the high and low sales prices of our common stock for the twelve months ended December 31, 2018 were $8.40 and $3.04, respectively.

Our common stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “DWSN.” However, daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities. For example, during 2019 our daily trading volume was as low as 5,000 shares. It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.

Our common stock traded below $5.00 per share for the past year, and when it trades below $5.00 per share it may be considered a low‑priced stock and may be subject to regulations that limit or restrict the potential market for the stock.

Our common stock may be considered a low-priced stock pursuant to rules promulgated under the Exchange Act, if it continues to trade below a price of $5.00 per share. Under these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stock, the broker-dealer’s duties, the client’s rights and remedies, and certain market and other information, and make a suitability determination approving the client for low-priced stock transactions based on the client’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing and provide monthly account statements to the client, and obtain specific written consent of the client. With these restrictions, the likely effect of designation as a low-price stock would be to decrease the willingness of broker-dealers to make a market for our common stock, to decrease the liquidity of the stock, and to increase the transaction costs of sales and purchases of such stocks compared to other securities. Our common stock traded below a price of $5.00 per share for the duration of 2019 and we cannot guarantee that our common stock will trade at a price greater than $5.00 per share.

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

Our amended and restated certificate of formation contains provisions that require the approval of holders of 80% of our issued and outstanding shares before we may merge or consolidate with or into another corporation or entity or sell all, or substantially all, of our assets to another corporation or entity. Additionally, if we increase the size of our board to nine directors, we could, by resolution of the Board of Directors, stagger the directors’ terms, and our directors could not be removed without approval of holders of 80% of our issued and outstanding shares. These provisions could discourage or impede a tender offer, proxy contest or other similar transaction involving control of us.

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

Current and future legislation or regulation relating to climate change could negatively affect the exploration and production of oil and gas and adversely affect demand for our services.

In response to concerns suggesting that emissions of certain gases, commonly referred to as “greenhouse gases” (“GHG”) (including carbon dioxide and methane), may be contributing to global climate change, legislative and regulatory measures to address the concerns are in various phases of discussion or implementation at the national and state levels. Many states, either individually or through multi‑state regional initiatives, have already taken legal measures intended to reduce GHG emissions, primarily through the planned development of GHG emission inventories and/or GHG cap and trade programs. Although various climate change legislative measures have periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate both in the United States and internationally regarding the impact of these gases and possible means for their regulation, it is not possible at this time to predict whether or when Congress may act on climate change legislation. However, future actions that require substantial reductions in carbon emissions could be costly and difficult to implement.

The U.S. Environmental Protection Agency (the “EPA”) has promulgated a series of regulations that require monitoring and reporting of GHG emissions on an annual basis, including extensive GHG monitoring and reporting requirements. While these rules do not control GHG emission levels from any facilities, they can cause covered facilities to incur monitoring and reporting costs. Moreover, lawsuits have been filed seeking to require individual companies to reduce GHG emissions from their operations. These and other lawsuits relating to GHG emissions may result in decisions by state and federal courts and agencies that could impact our operations.

In addition, the United States was actively involved in the United Nations Conference on Climate Change in Paris, which led to the creation of the Paris Agreement. In April 2016, the United States signed the Paris Agreement, which requires countries to review and “represent a progression” in their nationally determined contributions, which set emissions reduction goals, every five years. In November 2019, the State Department formally informed the United Nations of the United States’ withdrawal from the Paris Agreement. Due to the Paris Agreement’s protocol, the earliest the United States will be able to withdraw is November 2020. However, additional legislation or regulation by states and regions, the EPA, and/or any international agreements to which the United States may become a party that control or limit GHG emissions or otherwise seek to address climate change could adversely affect our operations.

The increasing governmental focus on GHG emissions may result in new environmental laws or regulations that may negatively affect us, our suppliers and our clients. This could cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our clients, suppliers or both incurring additional compliance costs that get passed on to us. Moreover, passage of climate change legislation, other federal or state legislative or regulatory initiatives, or international agreements that regulate or restrict emissions of GHG may curtail production and demand for fossil fuels such as oil and gas in areas where our clients operate and, thus, adversely affect future demand for our services. Reductions in our revenues or increases in our expenses as a result of climate control initiatives could have adverse effects on our business, financial position, results of operations and cash flows.

New regulation or legislation that limits or prohibits hydraulic fracturing could negatively affect the exploration and production of oil and gas and adversely affect demand for our services.

Hydraulic fracturing is an important and commonly used process in the completion of oil and gas wells. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. Several political and regulatory authorities and governmental bodies have studied hydraulic fracturing and considered potential regulations, and certain environmental and other groups have devoted resources to campaigns aimed at restricting or eradicating hydraulic fracturing.

Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and in some states have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. For example, EPA issued a final report in December 2016, concluding that hydraulic fracturing activities have the potential to impact drinking water resources, particularly when involving water withdrawals, spills, fracturing into wells with inadequate mechanical integrity, fracturing directly into such resources, underground migration of liquids and gases, and inadequate treatment, disposal, storage and discharge of wastewater. The final report also listed the data gaps and uncertainties that limited the EPA’s ability to fully assess the potential impacts of hydraulic fracturing on drinking water resources. The EPA has asserted federal regulatory authority over hydraulic fracturing using fluids that contain “diesel fuel” under the Safe Drinking Water Act (“SDWA”) Underground Injection Control Program and has released a revised guidance regarding the process for obtaining a permit for hydraulic fracturing involving diesel fuel. In May 2014, the EPA issued an Advanced Notice of Proposed Rulemaking, seeking comment on the development of regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. The EPA has not yet finalized this rule. In June 2016, the EPA published final pretreatment standards for disposal of wastewater produced from shale gas operations to publicly owned treatment works. These regulatory initiatives could each spur further action toward federal and/or state legislation and regulation of hydraulic fracturing activities. Certain states have also adopted or are considering disclosure legislation and/or regulations. Additional regulation could materially reduce our business opportunities and revenues if our customers decrease their levels of activity in response to such regulation.

Some parties also believe that there is a correlation between hydraulic fracturing and other oilfield related activities and the increased occurrence of seismic activity. When caused by human activity, such seismic activity is called induced seismicity. The extent of this correlation, if any, is the subject of studies of both state and federal agencies. In addition, a number of lawsuits have been filed against other industry participants alleging damages and regulatory violations in connection with such activity. These and other ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing under the SDWA and other aspects of the oil and gas industry. In light of concerns about induced seismicity, some state regulatory agencies have already modified their regulations or issued orders to address induced seismicity.

The adoption of any future federal, state, foreign, regional or local laws that impact permitting requirements for, result in reporting obligations on, or otherwise limit or ban, the hydraulic fracturing process could make it more difficult to perform hydraulic fracturing. This could reduce demand for our services. Regulation that significantly restricts or prohibits hydraulic fracturing, or that requires hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations, and meet plugging and abandonment requirements, could have a material adverse impact on our business. Additionally, legislation that requires the reporting and public disclosure of chemicals used in the fracturing process could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater.

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

We are subject to the requirements of Section 404 of the Sarbanes‑Oxley Act (“Section 404”). If we are unable to maintain compliance with Section 404, or if the costs related to maintaining compliance are significant, our profitability, stock price, results of operations and financial condition could be materially adversely affected.

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

We lease a  15,020 square foot facility in Calgary, Alberta consisting of office, warehouse and shop space.

We believe that our existing facilities are being appropriately utilized in line with past experience and are well maintained, suitable for their intended use, and adequate to meet our current and future operating requirements.

Item 3.  LEGAL PROCEEDINGS

For a discussion of certain contingencies and legal proceedings affecting the Company, please refer to Note 16, “Commitments and Contingencies,” to the Consolidated Financial Statements incorporated by reference herein.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5.  MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NASDAQ under the symbol “DWSN.” The table below represents the high and low sales prices per share for the periods shown.

Three Months Ended	High	Low
March 29, 2018	$6.78	$4.64
June 29, 2018	$8.40	$5.38
September 28, 2018	$8.28	$5.50
December 31, 2018	$6.57	$3.04
March 29, 2019	$4.28	$2.88
June 28, 2019	$3.20	$2.01
September 30, 2019	$2.75	$1.90
December 30, 2019	$2.88	$1.93

As of March 4, 2020, the market price for our common stock was $1.88 per share, and we had 110 common stockholders of record, as reported by our transfer agent.

The Board of Directors approved a 5% stock dividend (or 0.05 share for each share outstanding) on the outstanding shares of our common stock on May 1, 2018. The stock dividend was paid on May 29, 2018 to shareholders of record on May 14, 2018. All comparative financial statement presentations have been retroactively adjusted to reflect the dividend.

No dividends were paid in 2019. While there are currently no restrictions prohibiting us from paying dividends to our shareholders, our Board of Directors, after consideration of economic and market conditions affecting the energy industry in general, and the oilfield services business in particular, determined that we would not pay a dividend in respect of our common stock for the foreseeable future. Payment of any dividends in the future will be at the discretion of our board and will depend on our financial condition, results of operations, capital and legal requirements, and other factors deemed relevant by the board.

The following table summarizes certain information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2019. See information and definitions regarding material features of the plans in Note 8, “Stock‑Based Compensation,” to the Consolidated Financial Statements incorporated by reference herein.

Equity Compensation Plan Information

Number of
	Securities to be			Number of Securities
	Issued Upon			Remaining Available
	Exercise or	Weighted Average		for Future Issuance
	Vesting of	Exercise Price		Under the Equity
	Outstanding	of Outstanding		Compensation Plan
	Options,	Options,		(Excluding Securities
	Warrants and	Warrants and		Reflected in
Plan Category	Rights	Rights		Column (a))
(a)
2016 Plan
Equity compensation plan approved by security holders	410,100	$—	(1)	330,861
Equity compensation plans not approved by security holders	—	—		—
Total	410,100	$—		330,861

(1)	Restricted stock unit awards have no exercise price.

PERFORMANCE GRAPH

The following graph matches Dawson Geophysical Company’s cumulative five year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the PHLX Oil Service Sector index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2014 to December 31, 2019.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Dawson Geophysical Company, the S&P 500 Index

and the PHLX Oil Service Sector Index

*$100 invested on December 31, 2014 in stock or index, including reinvestment of dividends.

Year ended December 31.

	12/14	12/15	12/16	12/17	12/18	12/19
Dawson Geophysical Company	100.00	53.40	124.07	76.70	54.77	40.51
S&P 500	100.00	99.27	108.74	129.86	121.76	156.92
PHLX Oil Service Sector	100.00	74.80	87.16	70.92	38.22	37.13

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Operating revenues	$145,773	$154,156	$156,532	$137,640	$234,685
Net loss (1)	$(15,213)	$(24,407)	$(31,790)	$(38,333)	$(26,279)
Basic loss per share of common stock	$(0.66)	$(1.07)	$(1.40)	$(1.69)	$(1.21)
Weighted average equivalent common shares outstanding	23,179	22,912	22,779	22,692	21,732
Total assets	$127,608	$150,685	$167,919	$190,455	$247,787
Revolving line of credit	$—	$—	$—	$—	$—
Current maturities of notes payable, finance leases, and operating lease liabilities	$5,262	$6,683	$2,712	$2,357	$8,585
Notes payable, finance leases, and operating lease liabilities, net of current maturities	$6,036	$6,097	$5,153	$—	$2,106
Stockholders’ equity	$103,165	$117,016	$141,318	$171,474	$209,718

(1)	Net loss for the year ended December 31, 2015 includes transaction costs associated with the Merger of $3,314,000.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10‑K. Portions of this document that are not statements of historical or current fact are forward‑looking statements that involve risk and uncertainties, such as statements of our plans, business strategy, objectives, expectations and intentions. This discussion contains forward‑looking statements that involve risks and uncertainties. Please see “Business,” “Disclosure Regarding Forward‑Looking Statements” and “Risk Factors” elsewhere in this Form 10‑K. Discussions of the year ended December 31, 2017 and year-to-year comparisons of the year ended December 31, 2018 and the year ended December 31, 2017 can be found in “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

You should read this discussion in conjunction with the financial statements and notes thereto included elsewhere in this Form 10‑K. Unless the context requires otherwise, all references in this Item 7 to the “Company,” “we,” “us” or “our” refer to Dawson Geophysical Company and its consolidated subsidiaries.

Overview

We are a leading provider of North American onshore seismic data acquisition services with operations throughout the continental U.S. and Canada. Substantially all of our revenues are derived from the seismic data acquisition services we provide to our clients. Our clients consist of major oil and gas companies, independent oil and gas operators, and providers of multi-client data libraries. In recent years, our primary customer base has consisted of providers of multi-client data libraries. Demand for our services depends upon the level of spending by these companies for exploration, production, development and field management activities, which depends, in a large part, on oil and natural gas prices. Significant fluctuations in domestic oil and natural gas exploration and development activities related to commodity prices, as we have recently experienced, have affected, and will continue to affect, demand for our services and our results of operations, and such fluctuations continue to be the single most important factor affecting our business and results of operations.

During the early part of the fourth quarter of 2019, we operated a peak of four crews in the U.S., primarily in the Permian Basin region, including three large channel count crews. Crew activity in Canada was minimal during the fourth quarter of 2019. The fourth quarter and early part of the first quarter in the U.S. historically has been challenging due to shorter work days and the holiday season. The winter season in Canada concludes at the end of the first quarter of 2020. Upon completion of the Canadian season, equipment will redeploy to the lower 48 in the second quarter of 2020. As in recent quarters, the majority of our projects are on behalf of multi-client data companies in the U.S., with some activity directly for exploration and production companies.

While fourth quarter 2019 results were below those of our third quarter, our fourth quarter results showed significant improvement compared to the fourth quarter of 2018. We believe that our ability to successfully field large scale deployments is a contributing factor to our success as the industry continues to transition toward a channel and energy source business model and away from the traditional crew count model. Despite this improvement, our fourth quarter 2019 results were negatively impacted by the completion of several large projects early in the quarter, client delays that have moved the start of new projects into the first quarter of 2020, and lower utilization of recording channels and energy source units. Utilization was suppressed into the early part of the first quarter of 2020.

During fiscal year 2019, we experienced a general increase in recording channels and energy source unit requirements per 3-D project and believe that trend will continue into next year. The increase in recording channels and energy source units allowed us to perform larger 3D surveys with increased density, which aids in improving subsurface resolution and allows for increased crew productivity and efficiency. As we moved to more of a recording channel and energy source model as opposed to a crew model during the year, we were able to increase crew efficiency, improve utilization on a per crew basis and reduce crew level operating cost. However, due to various factors during the year, overall utilization was inconsistent from period to period as we experienced project readiness delays, client delays and completion of project timing issues. While we are confident in our demand visibility in the early part of 2020, we anticipate similar issues could exist in 2020.

The oil service markets remain challenging as the capital spending levels of exploration and production companies remain somewhat constrained and unpredictable. Utilization visibility into the second half of 2020 remains unclear. As of the middle part of the first quarter, we are near full utilization with three large crews operating in the U.S., primarily the Permian Basin region, and three crews operating in Canada. Based on currently available information, we anticipate the same level of activity through the end of the first quarter of 2020 with the three large crews in the U.S. operating well into the second quarter of 2020. While the seismic market remains challenging, conversations with our clients, primarily providers of multi-client data libraries, are positive for continued levels of activity through 2020.

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

The majority of our revenues were derived from turnkey contracts for the years ending December 31, 2019 and 2018. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the majority of our contracts to be turnkey as we continue our operations in the mid-continent, western and southwestern regions of the U.S. in which turnkey contracts are more common.

Over time, we have experienced continued increases in recording channel capacity on a per-crew or project basis and high utilization of cableless and multicomponent equipment. This increase in channel count demand is driven by client needs and is necessary in order to produce higher resolution images, increase crew efficiencies and undertake larger scale projects. In response to project-based channel requirements, we routinely deploy a variable number of channels on a variable number of crews in an effort to maximize asset utilization and meet client needs.

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

Results of Operations

Year Ended December 31, 2019 versus Year Ended December 31, 2018

Operating Revenues.  Operating revenues for the year ended December 31, 2019 were $145,773,000 compared to $154,156,000 for the same period of 2018. The decrease in revenue totals for the year ended December 31, 2019 compared to the same period of 2018 was primarily a result of decreased equipment and crew utilization, and project startup delays resulting from larger projects.

Operating Expenses.  Operating expenses for the year ended December 31, 2019 decreased to $123,024,000 compared to $132,937,000 for the same period of 2018. The decrease in operating expenses was mainly due to an overall decrease in crew production and utilization.

General and Administrative Expenses.  General and administrative expenses were 11.8% of revenues in the year ended December 31, 2019 compared to 10.6% of revenues in the same period of 2018. General and administrative expenses increased to $17,169,000 during the year ended December 31, 2019 from $16,287,000 during the same period of 2018. The primary factors for the increase in general and administrative expenses are related to severance and retirement costs due to headcount reductions and executive retirements that occurred in 2019.

Depreciation Expense.  Depreciation for the year ended December 31, 2019 was  $21,826,000 compared to $29,959,000 for the same period of 2018. The decrease in depreciation expense is a result of limiting capital expenditures to necessary maintenance capital requirements in recent years. Our depreciation expense is expected to remain flat during 2020 primarily due to limited capital expenditures to maintain our existing asset base.

Our total operating costs for the year ended December 31, 2019 were $162,019,000, representing a 9.6% decrease from the corresponding period of 2018. This change was primarily due to the factors described above.

Income Taxes.  Income tax benefit was $239,000 for the year ended December 31, 2019 compared to $798,000 for the same period of 2018. The effective tax benefit rates for the years ended December 31, 2019 and 2018 were approximately 1.5% and 3.1%, respectively. Our effective tax rates decreased compared to the corresponding period from the prior year primarily due to the fuel tax and the AMT credits. Our effective tax rates differ from the statutory federal rate of 21% for certain items such as state and local taxes, valuation allowances, non‑deductible expenses and discrete items.

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

The reconciliation of our EBITDA to our net loss and net cash provided by (used in) operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net loss	$(15,213)	$(24,407)	$(31,790)
Depreciation and amortization	21,826	29,959	39,235
Interest (income) expense, net	(113)	8	(148)
Income tax benefit	(239)	(798)	(5,314)
EBITDA	$6,261	$4,762	$1,983

	Year Ended December 31,
	2019	2018	2017
Net cash provided by (used in) operating activities	$9,480	$12,871	$(6,703)
Changes in working capital and other items	(812)	(6,741)	9,662
Non-cash adjustments to net loss	(2,407)	(1,368)	(976)
EBITDA	$6,261	$4,762	$1,983

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

Cash Flows.  The following table shows our sources and uses of cash (in thousands) for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Net cash provided by (used in)
Operating activities	$9,480	$12,871	$(6,703)
Investing activities	4,185	(8,596)	16,788
Financing activities	(11,256)	2,517	(3,420)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	133	(76)	724
Net change in cash, cash equivalents and restricted cash	$2,542	$6,716	$7,389

Year Ended December 31, 2019 versus Year Ended December 31, 2018

Net cash provided by operating activities was $9,480,000 and $12,871,000 for the years ended December 31, 2019 and 2018, respectively. The decrease in cash provided by operating activities was primarily due to a decrease in our operating level of deferred revenue as of December 31, 2019.

Net cash provided by investing activities was $4,185,000 for the year ended December 31, 2019 and includes $8,233,000 of proceeds from maturities of short-term investments that were not reinvested offset by cash capital expenditures of $4,396,000. Net cash used in investing activities was $8,596,000 for the year ended December 31, 2018 and includes $6,000,000 of proceeds from maturities of short-term investments that were not reinvested offset by cash capital expenditures of $15,745,000.

Net cash used in financing activities was $11,256,000 for the year ended December 31, 2019 and includes principal payments of $8,165,000 on our notes and $2,855,000 on our finance leases, and outflows of $236,000 associated with taxes related to stock vesting. Net cash provided by financing activities was $2,517,000 for the year ended December 31, 2018 and includes proceeds from notes payable used to purchase seismic data acquisition equipment of $6,518,000 offset by principal payments of $1,180,000 on our notes and $2,699,000 on our finance leases, and outflows of $121,000 associated with taxes related to stock vesting.

We continually strive to supply our clients with technologically advanced 3-D data acquisition recording services and data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.

Capital Resources.  Historically, we have primarily relied on cash generated from operations, cash reserves and borrowings from commercial banks to fund our working capital requirements and, to some extent, our capital expenditures. Recently, we have funded some of our capital expenditures through finance leases and equipment term loans. From time to time in the past, we have also funded our capital expenditures and other financing needs through public equity offerings.

Dominion Credit Facility.   On September 30, 2019, we entered into a new Loan and Security Agreement (the “Loan Agreement”) with Dominion Bank (the “Lender”). The Loan Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an amount up to the lesser of (i) $15,000,000 or (ii) a sum equal to (a) 80% of our eligible accounts receivable plus 100% of the amount on deposit with the Lender in our collateral account, consisting of a restricted CDARS account of $5,000,000 (the “Deposit”).

 Under the Revolving Credit Facility, interest will accrue at an annual rate equal to the lesser of (i) 6.00% and (ii) the greater of (a) the prime rate as published from time to time in The Wall Street Journal or (b) 3.50%. We will pay a commitment fee of 0.10% per annum on the difference of (a) $15,000,000 minus the Deposit minus (b) the daily average usage of the Revolving Credit Facility. The Loan Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets. We are also obligated to meet certain financial covenants under the Loan Agreement, including maintaining a tangible net worth of $75,000,000 and specified ratios with respect to current assets and liabilities and debt to tangible net worth. Our obligations under the Loan Agreement are secured by a security interest in the collateral account (including the Deposit) with the Lender and future accounts receivable and related collateral. As of December 31, 2019, we have not borrowed any amounts under the Revolving Credit Facility. The maturity date of the Loan Agreement is September 30, 2020.

We do not currently have any notes payable under the Revolving Credit Facility.

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

Veritex Letters of Credit.  As of December 31, 2019, Veritex has issued two letters of credit under the Veritex Loan Agreement. The first letter of credit is in the amount of $1,767,000 to support payment of our insurance obligations. The second letter of credit is in the amount of $583,000 to support our workers compensation insurance. Each of the letters of credit are secured by a certificate of deposit with Veritex.

Other Indebtedness.  As of December 31, 2019, we have two notes payable to a finance company for various insurance premiums totaling $1,746,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Consolidated Balance Sheet as of December 31, 2019 includes finance leases of $2,412,000.

Contractual Obligations.  We believe that our capital resources, including our short‑term investments, cash flow from operations, and funds available under our Revolving Credit Facility, will be adequate to meet our current operational needs. We believe that we will be able to finance our 2020 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our Revolving Credit Facility. However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic climate adversely affects the ability of our customers, and/or potential customers, to promptly pay amounts owing to us under their service contracts with us.

The following table summarizes payments due in specific periods related to our contractual obligations with initial terms exceeding one year as of December 31, 2019 (in thousands):

	Payments Due by Period (in thousands)
		Within			After
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	5 Years
Operating lease (right-of-use) obligations	$7,140	$1,200	$2,008	$2,044	$1,888
Finance lease obligations	2,412	2,316	89	7	—
Debt obligations	1,746	1,746	—	—	—
Total	$11,298	$5,262	$2,097	$2,051	$1,888

Off‑Balance Sheet Arrangements

As of December 31, 2019, we had no off‑balance sheet arrangements.

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

Allowance for Doubtful Accounts.  We prepare our allowance for doubtful accounts receivable based on our review of past-due accounts, our past experience of historical write-offs and our current client base. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of our clients. Our allowance for doubtful accounts was $250,000 at December 31, 2019, 2018 and 2017.

Notes Receivable.  Our notes receivable consist of one note receivable from the purchaser of certain dynamite energy source drilling equipment. This note receivable is stated at the unpaid principal balance. An allowance for note losses was not deemed necessary at December 31, 2019. Interest is recognized over the term of the note and is calculated using the simple-interest method. Amounts payable to us under the note receivable are fully collateralized by the specific dynamite energy source drilling equipment sold to the note payor.

Impairment of Long‑Lived Assets.  We review long‑lived assets for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets, and the fair value of the assets is below the carrying value of the assets. Our forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on our anticipated future results while considering anticipated future oil and gas prices, which is fundamental in assessing demand for our services. If the carrying amounts of the assets exceed the estimated expected undiscounted future cash flows, we measure the amount of possible impairment by comparing the carrying amount of the asset to its fair value. No impairment charges were recognized for the years ended December 31, 2019, 2018 and 2017.

Leases.    We lease certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. We evaluate each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. We are the lessee in a lease contract when we obtain the right to control the asset. The majority of our operating leases are non-cancelable operating leases for office, shop and warehouse space in Midland, Plano, Denison, Houston, Denver, Oklahoma City and Calgary, Alberta.

The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets. Assets under finance leases are amortized using the straight‑line method over the initial lease term. Amortization of assets under finance leases is included in depreciation expense.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”) requiring organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Topic 842 also requires qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.

On January 1, 2019, we adopted Topic 842 using the optional cumulative-effect transition method of adoption, under which the new standards were applied prospectively rather than restating the prior periods presented. As a result, certain accounts lack a comparable value for the same period of 2018 and 2017, specifically accounts and values associated with operating leases and right-of-use (“ROU”) assets. As a result of adopting the new standard, we recorded ROU assets and operating lease liabilities of approximately $7,769,000 and $8,252,000, respectively, on the consolidated balance sheet for 2019. The ROU assets equaled the operating lease liabilities, excluding the impact of reclassifying prepaid rent and deferred rent of approximately $14,000 and $497,000, respectively. These amounts were previously recorded in prepaid expenses and other current assets and other accrued liabilities, respectively. The new standard did not materially impact our results of operation or cash flows.

In addition, we made an accounting policy election not to recognize leases with an initial term of 12 months or less and not to separate lease and non-lease components. We elected the practical expedients package, which among other things, allowed us to carry forward the historical lease classification. We did not elect the hindsight or land easement practical expedients.

Several of our leases include options to renew, with renewal terms that can extend from one to 10 years or more. The exercise of lease renewal options is primarily at our discretion. To measure operating lease recognition, we evaluated our lease agreements to determine if they had economic incentives for renewal or options to purchase. We deem leasehold improvements as one of the few economic incentives that would entice us to renew a lease and all of our leasehold improvements are currently fully amortized.

Where readily determinable, we use the implicit interest rate in determining the present value of future minimum lease payments. In the absence of an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date. We give consideration to our outstanding debt, as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates. Our ROU assets are amortized to operating lease cost over the lease terms on a straight-line basis.

Revenue Recognition.  Our services are provided under cancelable service contracts which usually have an original expected duration of one year or less. These contracts are either “turnkey” or “term” agreements. Under both types of agreements, we recognize revenue as the services are performed. Revenue is generally recognized based on square miles of data recorded compared to total square miles anticipated to be recorded on the survey using the total estimated revenue for the service contract. In the case of a cancelled service contract, the client is billed and revenue is recognized for any third party charges and square miles of data recorded up to the date of cancellation.

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

In May 2014, the FASB issued new guidance related to revenue recognition in which an entity should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Codified as Topic 606, this new guidance also required disclosures sufficient to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance to improve consistent application. This ASU is effective for the annual period beginning after December 15, 2020, including interim periods within that annual period. Certain amendments within this ASU are required to be applied on a retrospective basis for all periods presented; others are to be applied using a modified retrospective approach with a cumulative-effect adjustment to retained earnings, if any, as of the beginning of the first reporting period in which the guidance is adopted; and yet others are to be applied using either basis. All other amendments not specified in the ASU should be applied on a prospective basis. Early adoption is permitted. An entity that elects to early adopt in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure expected credit losses for certain financial assets using a new, forward-looking current expected credit loss model (“CECL”) that will result in the earlier recognition of allowances for losses. CECL is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. This ASU is effective for the annual period beginning after December 15, 2019, including interim periods within that annual period using a modified retrospective approach with a cumulative-effect adjustment to retained earnings for additional loss allowances, if any, as of the beginning of the first reporting period in which the guidance is adopted. Our financial instruments within the scope of this guidance primarily includes trade receivables, and we do not expect a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement by removing, modifying and adding certain disclosures. This ASU is effective for the annual period beginning after December 15, 2019, including interim periods within that annual period. The adoption of this guidance will not have a material impact on our consolidated financial statements.

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

Concentration of Credit Risk.  Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at December 31, 2019. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several smaller clients.

We generally provide services to certain key clients that account for a significant percentage of our accounts receivable at any given time. Our key clients vary over time. We extend credit to various companies in the oil and natural gas industry, including our key clients, for the acquisition of seismic data, which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in the economic or other conditions of our key clients and may accordingly impact our overall credit risk. If any of these significant clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, or for any other reason, our results of operations could be affected. Because of the nature of our contracts and clients’ projects, our largest clients can change from year to year, and the largest clients in any year may not be indicative of the largest clients in any subsequent year. During the twelve months ended December 31, 2019, our four largest clients accounted for approximately 60% of revenue. The remaining balance of our revenue derived from varied clients and none represented more than 10% of revenue.

Interest Rate Risk.  From time to time, we are exposed to the impact of interest rate changes on the outstanding indebtedness under our Loan Agreement.

We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short‑term investments. At December 31, 2019, cash and cash equivalents totaled $26,271,000.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a‑15(e) and 15d‑15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer, and our Executive Vice President, Chief Financial Officer, Secretary, and Treasurer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Executive Vice President, Chief Financial Officer, Secretary, and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our President and Chief Executive Officer, and Executive Vice President, Chief Financial Officer, Secretary, and Treasurer, we evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2019 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, we have concluded that, as of December 31, 2019, our internal control over financial reporting was effective. Our internal control over financial reporting as of December 31, 2019 has been audited by RSM US LLP, the independent registered public accounting firm who also audited our financial statements. Their attestation report appears on page F‑2.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) of the Exchange Act) during the quarter ended December 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

3.2	Bylaws, as amended February 11, 2015, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10‑K, filed on March 16, 2015, and incorporated herein by reference.

4.1	Form of Specimen Stock Certificate, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8‑K, filed on February 11, 2015, and incorporated herein by reference.

*4.2	Description of Securities.

+10.1	The Executive Nonqualified “Excess” Plan Adoption Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K, filed on January 8, 2013, and incorporated herein by reference.

+10.2	The Executive Nonqualified Excess Plan Document, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K, filed on January 8, 2013, and incorporated herein by reference.

+10.3

Form of Indemnification Agreement entered with directors and executive officers, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K, filed on October 9, 2014, and incorporated herein by reference.

+10.4

Employment Agreement, dated October 8, 2014, by and between the Registrant and Stephen C. Jumper, filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8‑K, filed on October 9, 2014, and incorporated herein by reference.

+10.5

Employment Agreement, dated October 8, 2014, by and between the Registrant and Wayne A. Whitener, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K, filed on October 9, 2014, and incorporated herein by reference.

+10.6

Letter Agreement, dated June 30, 2019, between Wayne A. Whitener and the Company, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K, filed on July 1, 2019, and incorporated herein by reference.

+10.7

Employment Agreement, dated October 8, 2014, by and between the Registrant and C. Ray Tobias, filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8‑K, filed on October 9, 2014, and incorporated herein by reference.

+10.8

Employment Agreement, dated October 8, 2014, by and between the Registrant and James K. Brata, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K, filed on October 9, 2014, and incorporated herein by reference.

+10.9

Employment Agreement, dated October 8, 2014, by and between the Registrant and James W. Thomas, filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8‑K, filed on October 9, 2014, and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION

+10.10

Letter Agreement, dated February 15, 2016, by and between James K. Brata and the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K, filed on February 19, 2016, and incorporated herein by reference.

+10.11

Letter Agreement, dated February 15, 2016, by and between Stephen C. Jumper and the Company, filed as Exhibit 10.3 to the Company’s Current Report on Form 8‑K (File No. 001‑32472), filed on February 19, 2016, and incorporated herein by reference.

+10.12

Letter Agreement, dated February 15, 2016, by and between James W. Thomas and the Company, filed as Exhibit 10.4 to the Company’s Current Report on Form 8‑K, filed on February 19, 2016, and incorporated herein by reference.

+10.13

Letter Agreement, dated February 15, 2016, by and between C. Ray Tobias and the Company, filed as Exhibit 10.5 to the Company’s Current Report on Form 8‑K, filed on February 19, 2016, and incorporated herein by reference.

+10.14

Letter Agreement, dated February 15, 2016, by and between Wayne A. Whitener and the Company, filed as Exhibit 10.6 to the Company’s Current Report on Form 8‑K, filed on February 19, 2016, and incorporated herein by reference.

+10.15

Letter Agreement, dated May 4, 2018, by and between James K. Brata and the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 4, 2018, and incorporated herein by reference.

+10.16

Letter Agreement, dated May 4, 2018, by and between Stephen C. Jumper and the Company, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 4, 2018, and incorporated herein by reference.

+10.17

Letter Agreement, dated May 4, 2018, by and between James W. Thomas and the Company, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on May 4, 2018, and incorporated herein by reference.

+10.18

Letter Agreement, dated May 4, 2018, by and between C. Ray Tobias and the Company, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on May 4, 2018, and incorporated herein by reference.

+10.19

Amended and Restated Dawson Geophysical Company 2006 Stock and Performance Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K, filed on February 11, 2015, and incorporated herein by reference.

+10.20

Form of Restricted Stock Agreement for the Legacy Dawson Plan, filed as Exhibit 10.5 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Annual Report on Form 10‑K, filed on December 11, 2013 (File No. 001‑34404), and incorporated herein by reference.

+10.21

Form of Restricted Stock Unit Agreement for the Legacy Dawson Plan, filed as Exhibit 10.5 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Annual Report on Form 10‑K, filed on December 11, 2013 (File No. 001‑34404), and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION

+10.22

Form of Stock Option Agreement for the Legacy Dawson Plan, filed as Exhibit 10.4 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Quarterly Report on Form 10‑Q, filed on February 11, 2008 (File No. 001‑34404), and incorporated herein by reference.

+10.23

Form of Stock Option Agreement for the Legacy Dawson Plan, filed as Exhibit 10.9 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Annual Report on Form 10‑K, filed on December 11, 2013 (File No. 001‑34404), and incorporated herein by reference.

+10.24

Dawson Geophysical 2014 Annual Incentive Plan, filed as Exhibit 10.1 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Current Report on Form 8‑K, filed on November 25, 2013 (File No. 001‑34404), and incorporated herein by reference.

10.25

Form of Master Geophysical Data Acquisition Agreement, filed as Exhibit 10.10 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Annual Report on Form 10‑K, filed on December 5, 2012 (File No. 001‑34404), and incorporated herein by reference.

10.26

Form of Supplemental Agreement to Master Geophysical Data Acquisition Agreement, filed as Exhibit 10.11 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Annual Report on Form 10‑K, filed on December 5, 2012 (File No. 001‑34404), and incorporated herein by reference.

+10.27

Amended and Restated 2006 Stock Awards Plan of the Company (formerly known as the TGC Industries, Inc. 2006 Stock Awards Plan, i.e., the Legacy TGC Plan), filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K (File No. 001‑32472), filed on June 5, 2015, and incorporated herein by reference.

+10.28	Dawson Geophysical Company 2016 Stock and Performance Incentive Plan, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 5, 2016, and incorporated herein by reference.

10.29

Loan and Security Agreement, by and between Dawson Geophysical Company and Dominion Bank, dated September 30, 2019, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 1, 2019, and incorporated herein by reference.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of RSM US LLP, independent registered public accountants to incorporation of report by reference.

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

101.INS*	XBRL Instance Document.

EXHIBIT NO.	DESCRIPTION

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*           Filed herewith.

+          Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 6th day of March, 2020.

DAWSON GEOPHYSICAL COMPANY

By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen C. Jumper Stephen C. Jumper	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	03-06-20

/s/ William J. Barrett William J. Barrett	Director	03-06-20

/s/ Craig W. Cooper Craig W. Cooper	Director	03-06-20

/s/ Gary M. Hoover Gary M. Hoover	Director	03-06-20

/s/ Michael L. Klofas Michael L. Klofas	Director	03-06-20

/s/ Ted R. North Ted R. North	Director	03-06-20

/s/ Mark A. Vander Ploeg Mark A. Vander Ploeg	Director	03-06-20

/s/ James K. Brata James K. Brata	Executive Vice President, Chief Financial Officer, Secretary, and Treasurer (principal financial and accounting officer)	03-06-20

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Dawson Geophysical Company

Opinion on the Internal Control Over Financial Reporting

We have audited Dawson Geophysical Company's (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019 of the Company and our report dated March 6, 2020 expressed an unqualified opinion.

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

March 6, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Dawson Geophysical Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dawson Geophysical Company and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 6, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2016.

Houston, Texas

March 6, 2020

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$26,271	$28,729
Restricted cash	5,000	—
Short-term investments	2,350	10,583
Accounts receivable, net of allowance for doubtful accounts of $250 at December 31, 2019 and 2018	24,356	25,338
Current maturities of notes receivable	66	64
Prepaid expenses and other current assets	7,575	12,311
Total current assets	65,618	77,025

Property and equipment	284,647	293,948
Less accumulated depreciation	(231,098)	(222,407)
Property and equipment, net	53,549	71,541

Right-of-use assets	6,605	—

Notes receivable, net of current maturities	1,394	1,447

Intangibles, net	385	379

Long-term deferred tax assets, net	57	293

Total assets	$127,608	$150,685

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,952	$5,427
Accrued liabilities:
Payroll costs and other taxes	1,963	1,034
Other	3,599	3,643
Deferred revenue	3,481	10,501
Current maturities of notes payable and finance leases	4,062	6,683
Current maturities of operating lease liabilities	1,200	—
Total current liabilities	18,257	27,288

Long-term liabilities:
Notes payable and finance leases, net of current maturities	96	6,097
Operating lease liabilities, net of current maturities	5,940	—
Deferred tax liabilities, net	—	134
Other accrued liabilities	150	150
Total long-term liabilities	6,186	6,381

Operating commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
23,335,855 and 23,018,441 shares issued, and 23,287,410 and 22,969,996
shares outstanding at December 31, 2019 and 2018, respectively	233	230
Additional paid-in capital	154,235	153,268
Retained deficit	(49,731)	(34,518)
Treasury stock, at cost; 48,445 shares	—	—
Accumulated other comprehensive loss, net	(1,572)	(1,964)
Total stockholders’ equity	103,165	117,016

Total liabilities and stockholders’ equity	$127,608	$150,685

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Operating revenues	$145,773	$154,156	$156,532
Operating costs:
Operating expenses	123,024	132,937	139,072
General and administrative	17,169	16,287	16,189
Depreciation and amortization	21,826	29,959	39,235
	162,019	179,183	194,496

Loss from operations	(16,246)	(25,027)	(37,964)

Other income (expense):
Interest income	548	400	306
Interest expense	(435)	(408)	(158)
Other income (expense)	681	(170)	712
Loss before income tax	(15,452)	(25,205)	(37,104)

Income tax benefit (expense)
Current	216	41	6,077
Deferred	23	757	(763)
	239	798	5,314

Net loss	(15,213)	(24,407)	(31,790)

Other comprehensive income (loss):
Net unrealized income (loss) on foreign exchange rate translation, net	392	(1,141)	816

Comprehensive loss	$(14,821)	$(25,548)	$(30,974)

Basic loss per share of common stock	$(0.66)	$(1.07)	$(1.40)

Diluted loss per share of common stock	$(0.66)	$(1.07)	$(1.40)

Weighted average equivalent common shares outstanding	23,179,257	22,912,217	22,779,377

Weighted average equivalent common shares outstanding - assuming dilution	23,179,257	22,912,217	22,779,377

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

					Accumulated
	Common Stock		Additional	Retained	Other
	Number		Paid-in	Earnings	Comprehensive
	Of Shares	Amount	Capital	(Deficit)	(Loss) Income	Total
Balance December 31, 2016	22,795,039	$228	$151,185	$21,657	$(1,596)	$171,474
Impact of adopting ASU 2016-09			20	(20)		—
Net loss (as adjusted)				(31,790)		(31,790)
Unrealized income on foreign exchange rate translation					1,091
Income tax expense					(275)
Other comprehensive income					816	816
Issuance of common stock under stock compensation plans	92,448	1	(1)			—
Stock-based compensation expense			656			656
Issuance of common stock as compensation	67,498	—	320			320
Shares exchanged for taxes on stock-based compensation	(28,180)	—	(158)			(158)
Balance December 31, 2017	22,926,805	229	152,022	(10,153)	(780)	141,318
Impact of adopting ASU 2018-02				43	(43)	—
Cash in lieu of fractional shares for stock dividend	(101)			(1)		(1)
Net loss				(24,407)		(24,407)
Unrealized loss on foreign exchange rate translation					(1,141)
Income tax benefit					—
Other comprehensive loss					(1,141)	(1,141)
Issuance of common stock under stock compensation plans	51,384	1	(1)			—
Stock-based compensation expense			1,037			1,037
Issuance of common stock as compensation	59,284	—	331			331
Shares exchanged for taxes on stock-based compensation	(18,931)	—	(121)			(121)
Balance December 31, 2018	23,018,441	230	153,268	(34,518)	(1,964)	117,016
Net loss				(15,213)		(15,213)
Unrealized income on foreign exchange rate translation					504
Income tax expense					(112)
Other comprehensive income					392	392
Issuance of common stock under stock compensation plans	263,459	2	(2)			—
Stock-based compensation expense			909			909
Issuance of common stock as compensation	119,556	1	296			297
Shares exchanged for taxes on stock-based compensation	(65,601)	—	(236)			(236)
Balance December 31, 2019	23,335,855	$233	$154,235	$(49,731)	$(1,572)	$103,165

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(15,213)	$(24,407)	$(31,790)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,826	29,959	39,235
Operating lease cost	1,201	—	—
Non-cash compensation	1,206	1,368	976
Deferred income tax (benefit) expense	(23)	(757)	763
Change in other accrued long-term liabilities	—	—	(1,489)
(Gain) loss on disposal of assets	(86)	16	(1,714)
Remeasurement and other	(139)	—	(91)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,118	6,744	(16,465)
Decrease (increase) in prepaid expenses and other current assets	6,983	(2,664)	278
(Decrease) increase in accounts payable	(579)	(798)	1,207
Increase (decrease) in accrued liabilities	1,356	(777)	1,458
Decrease in operating lease liabilities	(1,150)	—	—
(Decrease) increase in deferred revenue	(7,020)	4,187	929
Net cash provided by (used in) operating activities	9,480	12,871	(6,703)

Cash flows from investing activities:
Capital expenditures, net of non-cash capital expenditures summarized below	(4,396)	(15,745)	(8,675)
Proceeds from maturity of short-term investments	33,075	55,000	61,250
Acquisition of short-term investments	(24,842)	(49,000)	(37,583)
Proceeds from disposal of assets	297	437	1,325
Proceeds from flood insurance claims	—	687	375
Proceeds from notes receivable	51	25	96
Net cash provided by (used in) investing activities	4,185	(8,596)	16,788

Cash flows from financing activities:
Proceeds from notes payable	—	6,518	—
Principal payments on notes payable	(8,165)	(1,180)	(2,186)
Principal payments on finance leases	(2,855)	(2,699)	(1,076)
Tax withholdings related to stock-based compensation awards	(236)	(121)	(158)
Cash in lieu of stock dividend paid	—	(1)	—
Net cash (used in) provided by financing activities	(11,256)	2,517	(3,420)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	133	(76)	724
Net increase in cash, cash equivalents and restricted cash	2,542	6,716	7,389
Cash, cash equivalents and restricted cash at beginning of period	28,729	22,013	14,624
Cash, cash equivalents and restricted cash at end of period	$31,271	$28,729	$22,013

Supplemental cash flow information:
Cash paid for interest	$440	$408	$143
Cash paid for income taxes	$40	$14	$—
Cash received for income taxes	$55	$—	$4,791

Non-cash operating, investing and financing activities:
(Decrease) increase in accrued purchases of property and equipment	$(927)	$353	$(907)
Finance leases incurred	$121	$—	$8,542
Increase in right-of-use assets and operating lease liabilities	$8,252	$—	$—
Decrease in right-of-use assets for accrued rent	$(497)	$—	$—
Increase in right-of-use assets for prepaid rent	$14	$—	$—
Financed insurance premiums	$2,256	$2,317	$248
Equipment sales financed for buyer	$—	$—	$(1,500)
Sales tax on equipment sales financed for buyer	$—	$—	$(132)

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets, and the fair value of the assets is below the carrying value of the assets. Management’s forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on the Company’s anticipated future results, while considering anticipated future oil and natural gas prices which is fundamental in assessing demand for the Company’s services. If the carrying amounts of the assets exceed the estimated expected undiscounted future cash flows, the Company measures the amount of possible impairment by comparing the carrying amount of the assets to the fair value. No impairment charges were recognized for the years ended December 31, 2019, 2018 and 2017.

Leases

The Company leases certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The Company is the lessee in a lease contract when we obtain the right to control the asset. The majority of our operating leases are non-cancelable operating leases for office, shop and warehouse space in Midland, Plano, Denison, Houston, Denver, Oklahoma City and Calgary, Alberta.

The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets. Assets under finance leases are amortized using the straight-line method over the initial lease term. Amortization of assets under finance leases is included in depreciation expense.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) requiring organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Topic 842 also requires qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.

On January 1, 2019, the Company adopted Topic 842 using the optional cumulative-effect transition method of adoption, under which the new standards were applied prospectively rather than restating the prior periods presented. As a result, certain accounts lack a comparable value for the same period of 2018 and 2017, specifically accounts and values associated with operating leases and ROU assets. As a result of adopting the new standard, the Company recorded ROU assets and operating lease liabilities of approximately $7,769,000 and $8,252,000, respectively, on the consolidated balance sheet for 2019. The ROU assets equaled the operating lease liabilities, excluding the impact of reclassifying prepaid rent and deferred rent of approximately $14,000 and $497,000, respectively. These amounts were previously recorded in prepaid expenses and other current assets and other accrued liabilities, respectively. The new standard did not materially impact the Company’s results of operation or cash flows.

In addition, the Company made an accounting policy election not to recognize leases with an initial term of 12 months or less and not to separate lease and non-lease components. The Company elected the practical expedients package, which among other things, allowed the Company to carry forward the historical lease classification. The Company did not elect the hindsight or land easement practical expedients.

Several of the Company’s leases include options to renew, with renewal terms that can extend from one to 10 years or more. The exercise of lease renewal options is primarily at the Company’s discretion. To measure operating lease recognition, the Company evaluated its lease agreements to determine if they had economic incentives for renewal or options to purchase. The Company deems leasehold improvements as one of the few economic incentives that would entice the Company to renew a lease and all of its leasehold improvements are currently fully amortized.

Where readily determinable, the Company uses the implicit interest rate in determining the present value of future minimum lease payments. In the absence of an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The Company gives consideration to its outstanding debt, as well as publicly available data for instruments with similar characteristics when calculating its incremental borrowing rates. The Company’s ROU assets are amortized to operating lease cost over the lease terms on a straight-line basis.

Intangibles

The Company has intangible assets consisting primarily of trademarks/tradenames (which are not amortized) resulting from a business combination. The Company tests for impairment on an annual basis during the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. No impairment charges were recognized for the years ended December 31, 2019, 2018 and 2017.

Revenue Recognition

Services are provided under cancelable service contracts which usually have an original expected duration of one year or less. These contracts are either “turnkey” or “term” agreements. Under both types of agreements, the Company recognizes revenues as the services are performed. Revenue is generally recognized based on square miles of data recorded compared to total square miles anticipated to be recorded on the survey using the total estimated revenue for the service contract. In the case of a cancelled service contract, the client is billed and revenue is recognized for any third party charges and square miles of data recorded up to the date of cancellation.

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

In May 2014, the FASB issued new guidance related to revenue recognition in which an entity should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Codified as Topic 606, this new guidance also required disclosures sufficient to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted Topic 606 effective January 1, 2018, using the full retrospective method, which required us to adjust our consolidated financial statements from amounts previously reported for each prior reporting period presented. The Company recognized the cumulative effect of adopting the guidance as an adjustment to its opening balance of retained earnings as of January 1, 2016. The Company elected several ongoing and transitional practical expedients including (i) to ignore the financing component when estimating the transaction price for service contracts completed within one year, (ii) to exclude sales tax collected from the customer when determining the transaction price, (iii) to expense incremental costs to obtain a customer contract if the amortization period for those costs would otherwise be one year or less, (iv) to not restate contracts that begin and end within the same annual reporting period, (v) to use the transaction price at the completion of the contract to retrospectively apply the new guidance, and (vi) to not disclose the remaining performance obligations for the reporting periods presented before the date of initial application. The most significant impact to the Company of the adoption of Topic 606 relates to the deferred recognition of revenues and expenses to fulfill contracts with customers until data recording has begun.

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

Reclassifications

Certain reclassifications have been made to the year ended December 31, 2017 consolidated financial statements to conform to the 2019 presentation. These reclassifications had no impact on the consolidated financial statements.

2.Short-Term Investments

 The Company had short-term investments at December 31, 2019 and 2018 consisting of certificates of deposit with original maturities greater than three months but less than a year. Certificates of deposits with any given banking institution did not exceed the FDIC insurance limit at December 31, 2019 or 2018.

3.           Fair Value of Financial Instruments

At December 31, 2019 and 2018, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, accounts receivable, notes receivable, other current assets, accounts payable, other current liabilities, notes payable and finance leases. At December 31, 2019 the Company’s financial instruments also included restricted cash and operating leases. Due to the short-term maturities of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes receivable, notes payable, finance leases and operating leases approximate their fair value based on a comparison with the prevailing market interest rates. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes receivable, notes payable, finance leases, operating leases and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

4.           Property and Equipment

Property and equipment (in thousands), together with the related estimated useful lives at December 31, 2019 and 2018, were as follows:

	December 31,
	2019	2018	Useful Lives
Land, building and other	$16,611	$15,164	3 to 40 years
Recording equipment	163,564	171,514	5 to 10 years
Vibrator energy sources	78,626	79,168	5 to 15 years
Vehicles	25,845	28,101	1.5 to 10 years
	284,647	293,948
Less accumulated depreciation	(231,098)	(222,407)
Property and equipment, net	$53,549	$71,541

5.           Supplemental Consolidated Financial Statement Information

Other current liabilities (in thousands) consist of the following at December 31, 2019 and 2018:

	December 31,
	2019	2018
Accrued self-insurance reserves	$2,771	$2,423
Other accrued expenses and current liabilities	828	1,220
Other current liabilities	$3,599	$3,643

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

	Year Ended December 31,
	2019	2018	2017
Operating Revenues
United States	$129,452	$137,101	$134,442
Canada	16,321	17,055	22,090
Total	$145,773	$154,156	$156,532

Deferred Costs (in thousands)

Deferred costs were $6,994 and $2,991 at January 1, 2019 and 2018, respectively. The Company’s prepaid expenses and other current assets at December 31, 2019 and 2018 included deferred costs incurred to fulfill contracts with customers of $2,525 and $6,994, respectively.

 Deferred costs at December 31, 2019 compared to January 1, 2019 decreased primarily as a result of the completion of several projects for clients with significant deferred fulfillment costs at January 1, 2019. Deferred cost at December 31, 2018 compared to January 1, 2018 increased primarily as a result of new projects for clients with significant deferred fulfillment costs at December 31, 2018.

 The amount of total deferred costs amortized for the years ended December 31, 2019 and 2018 was $38,468 and $36,615, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue (in thousands)

Deferred revenue was $10,501 and $6,314 at January 1, 2019 and 2018, respectively. The Company’s deferred revenue at December 31, 2019 and 2018 was $3,481 and $10,501, respectively.

Deferred revenue at December 31, 2019 compared to January 1, 2019 decreased primarily as a result of completing multiple large projects for clients throughout the year. Deferred revenue at December 31, 2018 compared to January 1, 2018 increased primarily as a result of new projects for clients with large third party reimbursables where data has not yet been recorded.

Revenue recognized for the year ended December 31, 2019 that was included in the contract liability balance at the beginning of 2019 was $10,501. Revenue recognized for the year ended December 31, 2018 that was included in the contract liability balance at the beginning of 2018 was $5,945. Deferred revenue not recognized during either year relates to projects that have not yet started or were cancelled.

6.           Debt

On September 30, 2019, the Company entered into a new Loan Agreement with Dominion Bank. The Loan Agreement provides for a Revolving Credit Facility in an amount up to the lesser of (i) $15,000,000 or (ii) a sum equal to (a) 80% of the Company’s eligible accounts receivable plus 100% of the amount on deposit with the Lender in the Company’s collateral account, consisting of a restricted CDARS account of $5,000,000.

Dominion Loan Agreement

Under the Revolving Credit Facility, interest will accrue at an annual rate equal to the lesser of (i) 6.00% and (ii) the greater of (a) the prime rate as published from time to time in The Wall Street Journal or (b) 3.50%. The Company will pay a commitment fee of 0.10% per annum on the difference of (a) $15,000,000 minus the Deposit minus (b) the daily average usage of the Revolving Credit Facility. The Loan Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets. The Company is also obligated to meet certain financial covenants under the Loan Agreement, including maintaining a tangible net worth of $75,000,000 and specified ratios with respect to current assets and liabilities and debt to tangible net worth. The Company’s obligations under the Loan Agreement are secured by a security interest in the collateral account (including the Deposit) with the Lender and future accounts receivable and related collateral. As of December 31, 2019, the Company has not borrowed any amounts under the Revolving Credit Facility. The maturity date of the Loan Agreement is September 30, 2020.

The Company does not currently have any notes payable under the Revolving Credit Facility.

Veritex Credit Agreement

On September 30, 2019, the Company’s Veritex Line of Credit under the Veritex Loan Agreement by and between the Company and Veritex matured pursuant to its terms. No amounts were borrowed under the Veritex Line of Credit. In connection with the maturity of the Veritex Line of Credit and entry into the Loan Agreement with Dominion Bank, the Company paid off all amounts owed pursuant to the term loan under the Veritex Loan Agreement of $4,355,665.

Veritex Letters of Credit

As of December 31, 2019, Veritex has issued two letters of credit under the Veritex Loan Agreement. The first letter of credit is in the amount of $1,767,000 to support payment of the Company’s insurance obligations. The second letter of credit is in the amount of $583,000 to support the Company’s workers compensation insurance. Each of the letters of credit are secured by a certificate of deposit with Veritex.

Other Indebtedness

As of December 31, 2019, the Company has two notes payable to a finance company for various insurance premiums totaling $1,746,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Consolidated Balance Sheets as of December 31, 2019 and 2018 include finance leases of $2,412,000 and $5,125,000, respectively.

Maturities of Debt

The Company’s aggregate principal amount (in thousands) of outstanding notes payable and the interest rates and monthly payments as of December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Notes payable to commercial banks
Aggregate principal amount outstanding	$—	$5,975
Interest rate	—	5.00%

	December 31, 2019	December 31, 2018
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$1,746	$1,680
Interest rate	4.05% - 4.99%	3.80%

The Company’s aggregate maturities of finance leases (in thousands) at December 31, 2019 are as follows:

January 2020 - December 2020	$2,316
January 2021 - December 2021	53
January 2022 - December 2022	36
January 2023 - December 2023	7
Finance lease obligations	$2,412

Interest rates on these leases ranged from 4.65% to 5.37%.

7.           Leases

The Company leases certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The Company is the lessee in a lease contract when we obtain the right to control the asset. The majority of our operating leases are non-cancelable operating leases for office, shop and warehouse space in Midland, Plano, Denison, Houston, Denver, Oklahoma City and Calgary, Alberta.

On January 1, 2019,  the Company adopted Topic 842 using the optional cumulative-effect transition method of adoption, under which the new standards were applied prospectively rather than restating the prior periods presented. As a result, certain accounts lack a comparable value for the same period of 2018 and 2017, specifically accounts and values associated with operating leases and ROU assets.

The components of lease cost (in thousands) for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
	2019	2018	2017
Finance lease cost
Amortization of right-of-use assets	$1,424	$1,429	$506
Interest on lease liabilities	177	303	123
Total finance lease cost	1,601	1,732	629

Operating lease cost	1,586	1,607	1,716

Short-term lease cost	—	—	—
Total lease cost	$3,187	$3,339	$2,345

Supplemental cash flow information related to leases (in thousands) for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
	2019	2018	2017
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(1,505)	$(1,594)	$(1,534)
Operating cash flows from finance leases	$(184)	$(308)	$(108)
Financing cash flows from finance leases	$(2,855)	$(2,699)	$(1,076)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$8,252	$—	$—
Finance leases	$121	$—	$—

Supplemental balance sheet information related to leases (in thousands) as of December 31, 2019 and 2018 was as follows:

	December 31,
	2019	2018
Operating leases
Operating lease right-of-use assets	$6,605	$—

Operating lease liabilities - current	$1,200	$—
Operating lease liabilities - long-term	5,940	—
Total operating lease liabilities	$7,140	$—

Finance leases
Property and equipment, at cost	$8,663	$8,542
Accumulated depreciation	(3,297)	(1,922)
Property and equipment, net	$5,366	$6,620

Finance lease liabilities - current	$2,316	$2,830
Finance lease liabilities - long-term	96	2,295
Total finance lease liabilities	$2,412	$5,125

Weighted average remaining lease term
Operating leases	6.3 years	7.3 years
Finance leases	0.8 years	1.8 years

Weighted average discount rate
Operating leases	5.04%	—
Finance leases	4.67%	4.65%

Maturities of lease liabilities (in thousands) at December 31, 2019 are as follows:

	Operating Leases	Finance Leases
January 2020 - December 2020	$1,531	$2,367
January 2021 - December 2021	1,348	56
January 2022 - December 2022	1,157	37
January 2023 - December 2023	1,168	8
January 2024 - December 2024	1,175	—
Thereafter	2,001	—
Total payments under lease agreements	8,380	2,468

Less imputed interest	(1,240)	(56)

Total lease liabilities	$7,140	$2,412

8.           Stock-Based Compensation

Since the date of its effectiveness on May 5, 2016, the Company issues new grants of stock-based awards pursuant to the Dawson Geophysical Company 2016 Stock and Performance Incentive Plan (the “2016 Plan”). All of the Company’s prior plans have expired pursuant to their terms and no awards previously granted under prior plans remain outstanding. The awards outstanding and available under the 2016 Plan and their associated accounting treatment are discussed below.

In 2016, the Company adopted the 2016 Plan, which provides for the issuance of up to 1,000,000 shares of authorized Company common stock. As of December 31, 2019, there were approximately 330,861 shares available for future issuance. The 2016 Plan provides for the issuance of stock-based compensation awards, including stock options, common stock, restricted stock, restricted stock units and other forms. Stock option grant prices awarded under the 2016

Plan may not be less than the fair market value of the common stock subject to such option on the grant date, and the term of stock options shall extend no more than ten years after the grant date. The 2016 Plan terminates May 5, 2026.

Historically, the Company’s employees and officers that held unvested restricted stock were entitled to dividends when the Company paid dividends. The Company’s employees and officers that hold unvested restricted stock awarded during 2016 or thereafter are not entitled to dividends when the Company pays dividends.

Impact of Stock-Based Compensation

The following table summarizes stock-based compensation expense (in thousands), which is included in operating or general and administrative expense, as appropriate, in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Restricted stock awards	$893	$915	$495
Restricted stock unit awards	15	122	161
Common stock awards	297	331	320
Total compensation expense	$1,205	$1,368	$976

Stock Options

A summary of the outstanding stock options as of December 31, 2019 as well as activity during the year then ended is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years
Balance as of December 31, 2018	87,497	$11.23
Forfeited	—	$—
Expired	(87,497)	$11.23
Balance as of December 31, 2019	—	$—	—
Exercisable as of December 31, 2019	—	$—	—

Stock options issued under prior plans were a combination of incentive stock options and non-qualified stock options. For incentive stock options, no tax deduction is recorded when options are awarded. If an exercise and sale of vested options results in a disqualifying disposition, a tax deduction for the Company occurs.

Outstanding options at December 31, 2018 expired in July 2019. There were no unrecognized compensation costs related to stock options as of December 31, 2019.

There were no options granted or vested and no excess tax benefits from disqualifying dispositions during the years ended December 31, 2019, 2018 and 2017.  No options were exercised during the years ended December 31, 2019, 2018 and 2017.  No cash was received from option exercises during the years ended December 31, 2019, 2018 and 2017.

Restricted Stock Awards

There were no restricted stock grants in the years ended December 31, 2019, 2018 and 2017. The fair value of restricted stock awards equals the market price of the Company’s stock on the grant date and the awards generally vest in one to three years or in annual increments over three years.

A summary of the status of the Company’s nonvested restricted stock awards as of December 31, 2019 and activity during the year then ended is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2018	65,974	$3.65
Vested	(65,974)	$3.65
Nonvested as of December 31, 2019	—	$—

As of December 31, 2019, there are no unrecognized compensation costs related to nonvested restricted stock awards.

The aggregate vesting date fair value of restricted stock for the years ended December 31, 2019, 2018 and 2017 was $255,000,  $48,000 and $84,000, respectively.

Restricted Stock Unit Awards

The Company did not grant any restricted stock units for the year ended December 31, 2019. The Company granted 268,000 and 238,350 restricted stock unit awards during the years ended December 31, 2018 and 2017, respectively, with a weighted average grant date fair value of $7.14 and $3.96, respectively. The fair value of restricted stock unit awards equals the market price of the Company’s stock on the grant date and the awards generally vest in one to three years or in annual increments over three years.

A summary of the Company’s nonvested restricted stock unit awards as of December 31, 2019 and activity during the year then ended is as follows:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2018	627,085	$5.03
Granted	—	$—
Vested	(197,485)	$3.74
Forfeited	(19,500)	$5.41
Nonvested as of December 31, 2019	410,100	$5.64

As of December 31, 2019, there were approximately $871,000 of unrecognized compensation costs related to nonvested restricted stock unit awards. These costs are expected to be recognized over a weighted average period of 1.00 years.

The aggregate vesting date fair value of restricted stock units for the years ended December 31, 2019, 2018 and 2017 was $710,000,  $273,000 and $422,000, respectively.

Common Stock Awards

The Company granted common stock awards with immediate vesting to outside directors and employees during the years ended December 31, 2019, 2018 and 2017 as follows:

	Number of Common Stock Awards	Weighted Average Grant Date Fair Value
Year ended December 31, 2019	119,556	$2.48
Year ended December 31, 2018	59,284	$5.59
Year ended December 31, 2017	67,498	$4.74

9.           Dividends

The Company did not issue any stock dividends during calendar years 2019 or 2017. The Board of Directors approved a 5% stock dividend (or 0.05 share for each share outstanding) on the outstanding shares of our common stock on May 1, 2018. The stock dividend was paid on May 29, 2018 to shareholders of record on May 14, 2018.

The Company has not paid cash dividends during calendar years 2019, 2018 and 2017.  While there are currently no restrictions prohibiting the Company from paying cash dividends, the Board of Directors, after consideration of economic and market conditions affecting the energy industry in general, and the oilfield services business in particular, determined that the Company would not pay a cash dividend in respect of the Company’s common stock for the foreseeable future. Payment of any type of dividends in the future will be at the discretion of the Company’s board and will depend on our financial condition, results of operations, capital and legal requirements, and other factors deemed relevant by the board.

10.         Employee Benefit Plans

The Company provides a 401(k) plan as part of its employee benefits package in order to retain quality personnel. The Company elected to match 100% of the employee contributions up to a maximum of 6% of the participant’s applicable compensation under its 401(k) plan for the years ended December 31, 2019, 2018 and 2017. The Company’s matching contributions under its 401(k) plan for the years ended December 31, 2019, 2018 and 2017 were approximately $1,340,000,  $1,505,000 and $1,480,000, respectively.

11.         Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs for the years ended December 31, 2019, 2018 and 2017 totaled $351,000,  $498,000 and $371,000, respectively.

12.         Income Taxes

The Company’s components of loss before income tax (in thousands) are as follows:

	Year Ended December 31,
	2019	2018	2017
Domestic	$(14,097)	$(20,577)	$(32,238)
Foreign	(1,355)	(4,628)	(4,866)
Loss before income tax	$(15,452)	$(25,205)	$(37,104)

The Company’s components of income tax benefit (in thousands) are as follows:

	Year Ended December 31,
	2019	2018	2017
Current federal benefit	$285	$55	$40
Current state (expense) benefit	(69)	(14)	3,545
Current foreign benefit	—	—	2,492
Deferred federal expense	(251)	(274)	(51)
Deferred state benefit	127	344	697
Deferred foreign benefit (expense)	147	687	(1,409)
Income tax benefit	$239	$798	$5,314

The 2017 Tax Cuts and Jobs Act was enacted on December 22, 2017 resulting in significant changes to the Internal Revenue Code. This reform changed the U.S. Statutory tax rate from 35% to 21% for tax years beginning after December 31, 2017. The Company was required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring the domestic deferred tax assets and liabilities as well as reassessing the net realizability of deferred tax assets and liabilities. Due to the Company’s current loss position and valuation allowances, the tax reform did not have a material impact on its consolidated financial statements.

In December 2017, the SEC staff issued Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows companies to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. The Tax Cuts and Jobs act was enacted in late fourth quarter of 2017 and provisional amounts were recorded. Subsequent guidance was received throughout the year and the accounting of deferred tax remeasurement was completed in accordance with SAB 118. Adjustments did not have a material impact on the Company’s consolidated financial statements due to the domestic loss position and the associated valuation allowances on the domestic deferred tax assets.

The income tax provision (in thousands) differs from the amount computed by applying the statutory federal income tax rate to loss before income tax as follows:

	Year Ended December 31,
	2019	2018	2017
Tax benefit computed at statutory rate of 21% and 35% (1)	$3,245	$5,293	$12,986
Change in valuation allowance	(5,744)	(5,811)	(4,747)
State income tax benefit, net of federal tax	46	260	2,757
Foreign loss	2,827	1,319	1,593
Tax reform impact to deferred tax balances (2)	—	—	(7,590)
Other	(135)	(263)	315
Income tax benefit	$239	$798	$5,314

(1)	Statutory rate of 21% for years ended December 31, 2019 and 2018 and 35% for year ended December 31, 2017.
(2)

Due to the Tax Cuts and Jobs Act enacted on December 22, 2017, the Company’s domestic deferred tax assets and liabilities were remeasured from 35% to 21% as of December 31, 2017. The change in tax rate resulted in a decrease to the gross domestic deferred tax asset which is offset by a corresponding decrease to the valuation allowance.

The principal components of the Company’s net deferred tax assets (liabilities) (in thousands) are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Federal tax net operating loss ("NOL") carryforward	$25,921	$24,848
Foreign tax NOL carryforward	6,418	5,298
State tax NOL carryforward	1,692	2,134
Other comprehensive income	379	490
Deferred revenue	351	697
Restricted stock and restricted stock unit awards	316	320
Foreign deferred taxes	242	466
Right-of-use assets	193	—
Canadian start-up costs	122	137
Self-insurance	106	111
Workers’ compensation	96	60
Alternative Minimum Tax ("AMT") credit carryforward	79	315
Other	90	92
Gross deferred tax assets	36,005	34,968
Less valuation allowances	(28,299)	(22,806)
Net deferred tax assets	7,706	12,162
Deferred tax liabilities:
Property and equipment	(7,649)	(12,003)
Net deferred tax assets (liabilities)	$57	$159
Domestic deferred tax assets	$57	$293
Foreign deferred tax liabilities	—	(134)
Net deferred tax assets (liabilities)	$57	$159

At December 31, 2019, the Company had a NOL for U.S. federal income tax purposes of approximately $123,434,000. This NOL will begin to expire in 2027. Losses incurred after the year ended December 31, 2017 have no expiration. The Company will carry forward the tax benefits related to federal NOL of approximately $25,921,000. The

Company also had state NOL’s that will affect state taxes of approximately $1,692,000 at December 31, 2019. State NOL’s began to expire in 2015. The Company also had a Canadian NOL of $24,683,000 that will begin to expire in 2037.

In evaluating the possible sources of taxable income during 2019, the Company determined it is more likely than not that the remaining deferred tax assets will not be realizable. As a result, the Company recorded full valuation allowance against foreign deferred tax assets and its federal and state deferred tax assets with the exception of its trademark intangible and the remaining AMT credit which will be refundable within the next three years.

At December 31, 2019 and 2018, the Company did not have any uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax position in income tax expense.

13.         Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average shares outstanding. Diluted loss per share is computed by dividing the net loss by the weighted average diluted shares outstanding.

The computation of basic and diluted loss per share (in thousands, except share and per share data) is as follows:

	Year Ended December 31,
	2019	2018	2017

Net loss	$(15,213)	$(24,407)	$(31,790)
Weighted average common shares outstanding
Basic	23,179,257	22,912,217	22,779,377
Dilutive common stock options, restricted stock unit awards and restricted stock awards	—	—	—
Diluted	23,179,257	22,912,217	22,779,377
Basic loss per share of common stock	$(0.66)	$(1.07)	$(1.40)
Diluted loss per share of common stock	$(0.66)	$(1.07)	$(1.40)

The Company had a net loss in the years ended December 31, 2019, 2018 and 2017. As a result, all stock options, restricted stock unit awards, and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for the respective periods.

The following weighted average numbers of stock options, restricted stock unit awards, and restricted stock awards, in each case as adjusted for the 5% stock dividend paid to shareholders on May 29, 2018, have been excluded from the calculation of diluted loss per share of common stock, as their effect would be anti-dilutive for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Stock options	50,580	240,700	355,264
Restricted stock units	456,817	552,458	348,826
Restricted stock awards	8,133	67,052	76,960
Total	515,530	860,210	781,050

14.         Major Clients

The Company operates in only one business segment, contract seismic data acquisition and processing services.  Sales to these clients, as a percentage of operating revenues that exceeded 10%, were as follows:

	Year Ended December 31,
	2019	2018	2017
A	18%	—	—
B	16%	—	—
C	15%	10%	—
D	11%	—	—
E	—	22%	17%
F	—	—	10%

15.         Areas of Operation

The U.S. and Canada are the only countries of operation for the Company.

Revenues for the year ended December 31, 2019 were approximately $145,773,000, of which $129,452,000 was earned in the U.S. and $16,321,000 was earned in Canada. Revenues for the year ended December 31, 2018 were approximately $154,156,000, of which $137,101,000 was earned in the U.S. and $17,055,000 was earned in Canada. Revenues for the year ended December 31, 2017 were approximately $156,532,000, of which $134,442,000 was earned in the U.S. and $22,090,000 was earned in Canada.

Net property and equipment as of December 31, 2019 was approximately $53,549,000,  of which $45,653,000 was located in the U.S. and $7,896,000 was located in Canada. Net right-of-use assets as of December 31, 2019 were approximately $6,605,000, of which $5,893,000 was located in the U.S. and $712,000 was located in Canada. Net property and equipment as of December 31, 2018 was approximately $71,541,000,  of which $62,033,000 was located in the U.S. and $9,508,000 was located in Canada.

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

We are also party to the following legal proceeding: On April 1, 2019, Weatherford International, LLC and Weatherford U.S., L.P. (collectively, “Weatherford”) filed a petition in state district court for Midland County, Texas, in which the Company and eighteen other parties were named as defendants, alleging the Company and/or the other named defendants contributed to or caused contamination of groundwater at and around property owned by Weatherford. Weatherford is seeking declaratory judgment, recovery and contribution for past and future costs incurred in responding to or correcting the contamination at and around the property from each defendant. The Company disputes Weatherford’s allegations with respect to the Company and intends to vigorously defend itself in this case. Subsequent to the filing of the petition, Weatherford filed for bankruptcy protection on July 1, 2019. While the outcome and impact of this legal proceeding on the Company cannot be predicted with certainty, based on currently available information, management believes that the resolution of this proceeding will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

As of December 31, 2019, Veritex has issued two letters of credit under the Veritex Loan Agreement. The first letter of credit is in the amount of $1,767,000 to support payment of certain insurance obligations of the Company. The second letter of credit is in the amount of $583,000 to support the Company’s workers compensation insurance. Each of the letters of credit are secured by a certificate of deposit with Veritex.

17.         Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance to improve consistent application. This ASU is effective for the annual period beginning after December 15, 2020, including interim periods within that annual period. Certain amendments within this ASU are required to be applied on a retrospective basis for all periods presented; others are to be applied using a modified retrospective approach with a cumulative-effect adjustment to retained earnings, if any, as of the beginning of the first reporting period in which the guidance is adopted; and yet others are to be applied using either basis. All other amendments not specified in the ASU should be applied on a prospective basis. Early adoption is permitted. An entity that elects to early adopt in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure expected credit losses for certain financial assets using a new, forward-looking current expected credit loss model (“CECL”) that will result in the earlier recognition of allowances for losses. CECL is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. This ASU is effective for the annual period beginning after December 15, 2019, including interim periods within that annual period using a modified retrospective approach with a cumulative-effect adjustment to retained earnings for additional loss allowances, if any, as of the beginning of the first reporting period in which the guidance is adopted. The Company’s financial instruments within the scope of this guidance primarily includes trade receivables, and the Company does not expect a material impact on its consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement by removing, modifying, and adding certain disclosures. This ASU is effective for the annual period beginning after December 15, 2019, including interim periods within that annual period. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In August 2018, the SEC adopted amendments to simplify certain disclosure requirements, as set forth in Securities Act Release No. 33-10532, Disclosure Update and Simplification, which includes a requirement for entities to present the changes in shareholders’ equity in the interim financial statements in quarterly reports on Form 10-Q. This amendment is effective for all filings made on or after November 5, 2018. In light of the timing of effectiveness of the amendment and proximity to the filing date for most filers’ quarterly reports, the SEC allowed for a filer’s first presentation of the changes in shareholders’ equity to be included in its Form 10-Q for the quarter that begins after the effective date. The Company adopted the SEC’s delayed implementation option and began presenting the changes in shareholders’ equity on an interim basis in the first quarter of 2019.

18.         Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk at any given time may consist of cash and cash equivalents, restricted cash, money market funds and overnight investment accounts, short-term investments in certificates of deposit, trade and other receivables and other current assets. At December 31, 2019 and 2018, the Company had deposits with domestic and international banks in excess of federally insured limits. Management believes the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds.

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

19.         Quarterly Consolidated Financial Data (unaudited and in thousands, except per share data)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Year ended December 31, 2019:
Operating revenues	$51,164	$24,076	$36,976	$33,557
(Loss) income from operations	$(317)	$(11,622)	$1,911	$(6,218)
Net (loss) income	$(137)	$(11,246)	$1,998	$(5,828)
Basic (loss) income per share of common stock	$(0.01)	$(0.49)	$0.09	$(0.25)
Diluted (loss) income per share of common stock	$(0.01)	$(0.49)	$0.09	$(0.25)

Year ended December 31, 2018:
Operating revenues	$49,880	$36,158	$40,448	$27,670
Loss from operations	$(1,640)	$(6,291)	$(5,234)	$(11,862)
Net loss	$(1,709)	$(5,711)	$(5,171)	$(11,816)
Basic loss per share of common stock	$(0.07)	$(0.25)	$(0.23)	$(0.51)
Diluted loss per share of common stock	$(0.07)	$(0.25)	$(0.23)	$(0.51)

Basic and diluted (loss) income per share of common stock are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted information may not equal the annual basic and diluted loss per share of common stock.