Form 10-Q
period 2020-03-31
DAWSON GEOPHYSICAL CO
filed 2020-05-07
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 5, 2020
Common Stock, $0.01 par value	23,325,402 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$22,852	$26,271
Restricted cash	5,000	5,000
Short-term investments	2,350	2,350
Accounts receivable, net	32,518	24,356
Current maturities of notes receivable	67	66
Prepaid expenses and other current assets	9,739	7,575
Total current assets	72,526	65,618

Property and equipment, net	50,315	53,549

Right-of-use assets	6,251	6,605

Notes receivable, net of current maturities	1,380	1,394

Intangibles, net	356	385

Long-term deferred tax assets, net	—	57

Total assets	$130,828	$127,608

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,397	$3,952
Accrued liabilities:
Payroll costs and other taxes	3,463	1,963
Other	3,559	3,599
Deferred revenue	5,168	3,481
Current maturities of notes payable and finance leases	3,049	4,062
Current maturities of operating lease liabilities	1,146	1,200
Total current liabilities	21,782	18,257

Long-term liabilities:
Notes payable and finance leases, net of current maturities	77	96
Operating lease liabilities, net of current maturities	5,635	5,940
Deferred tax liabilities, net	22	—
Other accrued liabilities	150	150
Total long-term liabilities	5,884	6,186

Operating commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
23,335,855 shares issued, and 23,287,410 shares outstanding at March 31, 2020 and
December 31, 2019	233	233
Additional paid-in capital	154,438	154,235
Retained deficit	(48,738)	(49,731)
Treasury stock, at cost; 48,445 shares	—	—
Accumulated other comprehensive loss, net	(2,771)	(1,572)
Total stockholders’ equity	103,162	103,165

Total liabilities and stockholders’ equity	$130,828	$127,608

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited and amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Operating revenues	$38,979	$51,164
Operating costs:
Operating expenses	29,016	40,856
General and administrative	3,674	4,544
Depreciation and amortization	4,904	6,081
	37,594	51,481

Income (loss) from operations	1,385	(317)

Other income (expense):
Interest income	105	142
Interest expense	(40)	(158)
Other (expense) income, net	(458)	196
Income (loss) before income tax	992	(137)

Income tax benefit	1	—

Net income (loss)	993	(137)

Other comprehensive (loss) income:
Net unrealized (loss) income on foreign exchange rate translation, net	(1,199)	209

Comprehensive (loss) income	$(206)	$72

Basic income (loss) per share of common stock	$0.04	$(0.01)

Diluted income (loss) per share of common stock	$0.04	$(0.01)

Weighted average equivalent common shares outstanding	23,287,410	23,057,546

Weighted average equivalent common shares outstanding - assuming dilution	23,465,651	23,057,546

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$993	$(137)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,904	6,081
Operating lease cost	301	340
Non-cash compensation	203	370
Deferred income tax expense	79	—
Gain on disposal of assets	(4)	(44)
Remeasurement and other	(130)	(153)
Change in operating assets and liabilities:
Increase in accounts receivable	(8,658)	(10,291)
(Increase) decrease in prepaid expenses and other assets	(1,738)	3,503
Increase in accounts payable	942	2,606
Increase in accrued liabilities	1,551	1,270
Decrease in operating lease liabilities	(303)	(286)
Increase (decrease) in deferred revenue	1,687	(4,826)

Net cash used in operating activities	(173)	(1,567)

Cash flows from investing activities:
Capital expenditures, net of non-cash capital expenditures summarized below	(1,777)	(1,944)
Proceeds from maturity of short-term investments	—	9,000
Acquisition of short-term investments	—	(9,000)
Proceeds from disposal of assets	85	80
Proceeds from notes receivable	13	13

Net cash used in investing activities	(1,679)	(1,851)

Cash flows from financing activities:
Principal payments on notes payable	(707)	(1,146)
Principal payments on finance leases	(725)	(700)
Tax withholdings related to stock-based compensation awards	—	(206)

Net cash used in financing activities	(1,432)	(2,052)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(135)	146

Net decrease in cash and cash equivalents and restricted cash	(3,419)	(5,324)

Cash and cash equivalents and restricted cash at beginning of period	31,271	28,729

Cash and cash equivalents and restricted cash at end of period	$27,852	$23,405

Supplemental cash flow information:
Cash paid for interest	$42	$144

Non-cash operating, investing and financing activities:
Increase (decrease) in accrued purchases of property and equipment	$567	$(938)
Finance leases incurred	$—	$40
Increase in right-of-use assets and operating lease liabilities	$—	$8,337
Decrease in right-of-use assets for accrued rent	$—	$(497)
Increase in right-of-use assets for prepaid rent	$—	$14
Financed insurance premiums	$434	$337

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(unaudited and amounts in thousands)

					Accumulated
	Common Stock		Additional	Retained	Other
	Number		Paid-in	Earnings	Comprehensive
	Of Shares	Amount	Capital	(Deficit)	(Loss) Income	Total
Balance December 31, 2019	23,335,855	$233	$154,235	$(49,731)	$(1,572)	$103,165
Net income				993		993
Unrealized loss on foreign exchange rate translation					(1,199)
Income tax expense					—
Other comprehensive loss					(1,199)	(1,199)
Issuance of common stock under stock compensation plans						—
Stock-based compensation expense			203			203
Issuance of common stock as compensation						—
Shares exchanged for taxes on stock-based compensation						—
Balance March 31, 2020	23,335,855	$233	$154,438	$(48,738)	$(2,771)	$103,162

					Accumulated
	Common Stock		Additional	Retained	Other
	Number		Paid-in	Earnings	Comprehensive
	Of Shares	Amount	Capital	(Deficit)	(Loss) Income	Total
Balance December 31, 2018	23,018,441	$230	$153,268	$(34,518)	$(1,964)	$117,016
Net loss				(137)		(137)
Unrealized income on foreign exchange rate translation					269
Income tax expense					(60)
Other comprehensive income					209	209
Issuance of common stock under stock compensation plans	229,459	2	(2)			—
Stock-based compensation expense			297			297
Issuance of common stock as compensation	24,785	—	73			73
Shares exchanged for taxes on stock-based compensation	(53,201)	—	(206)			(206)
Balance March 31, 2019	23,219,484	$232	$153,430	$(34,655)	$(1,755)	$117,252

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements for the three months ended March 31, 2020 include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Eagle Canada, Inc., Dawson Seismic Services Holdings, Inc., Eagle Canada Seismic Services ULC and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Allowance for Doubtful Accounts. Management prepares its allowance for doubtful accounts receivable based on our current estimate of expected credit losses by review of its past-due accounts, its past experience of historical write-offs, its current client base and general market conditions. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments, which requires entities to measure expected credit losses for certain financial assets using a new, forward-looking current expected credit loss model (“CECL”) that will result in the earlier recognition of allowances for losses. Subsequent ASUs were issued to provide additional guidance.

On January 1, 2020, the Company adopted Topic 326 using the modified retrospective method. The provisions of Topic 326 did not significantly impact the method or timing that the Company recognizes expected credit losses and the cumulative effect of adoption was immaterial on its consolidated financial statements. The Company’s financial instruments within the scope of this guidance primarily includes trade receivables. The Company’s allowance for doubtful accounts was $250,000 at March 31, 2020 and December 31, 2019.

Notes Receivable. The Company’s notes receivable consist of one note receivable from the purchaser of certain dynamite energy source drilling equipment. This note receivable is stated at the unpaid principal balance. An allowance for note losses was not deemed necessary at March 31, 2020. Interest is recognized over the term of the note and is calculated using the simple-interest method. Amounts payable to the Company under the note receivable are fully collateralized by the specific dynamite energy source drilling equipment sold to the note payor. This financial instrument also falls within the scope of Topic 326.

Leases. The Company leases certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as a finance lease or an operating lease for financial reporting purposes. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets. Assets under finance leases are amortized using the straight-line method over the initial lease term. Amortization of assets under finance leases is included in depreciation expense. Operating lease right-of-use assets and liabilities, primarily for office and shop space, are recognized based on the present value of lease payments over the lease term. As most of the Company’s operating leases do not provide an implicit rate, an incremental borrowing rate was used in determining the present value. The Company will use the implicit rate when readily determinable. The Company’s operating lease terms may include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. Operating lease cost for lease payments will be recognized on a straight-line basis over the lease term and is included in operating expense.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement by removing, modifying, and adding certain disclosures. This ASU is effective for the annual period beginning after December 15, 2019, including interim periods within that annual period. The Company adopted this guidance in the first quarter of 2020 and it did not have a material impact on its consolidated financial statements.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

At March 31, 2020 and December 31, 2019, the Company’s financial instruments included cash and cash equivalents, restricted cash, short-term investments in certificates of deposit, accounts receivable, notes receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating lease liabilities. Due to the short-term maturities of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes receivable, notes payable, finance leases and operating lease liabilities approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes receivable, notes payable and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

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

	Three Months Ended March 31,
	2020	2019
Operating Revenues
United States	$27,188	$37,636
Canada	11,791	13,528
Total	$38,979	$51,164

Deferred Costs (in thousands)

The opening balance of deferred cost was $2,525 and $6,994 at January 1, 2020 and 2019, respectively. The Company’s prepaid expenses and other current assets at March 31, 2020 and 2019 included deferred costs incurred to fulfill contracts with customers of $4,828 and $3,997, respectively.

Deferred costs at March 31, 2020 compared to January 1, 2020 increased primarily as a result of new projects for clients with significant deferred fulfillment costs at March 31, 2020. Deferred cost at March 31, 2019 compared to January 1, 2019 decreased primarily as a result of the completion of several projects during that quarter that had significant deferred fulfillment costs at January 1, 2019.

The amount of total deferred costs amortized for the first quarter of 2020 and 2019 was $5,396 and $12,905, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue (in thousands)

The opening balance of deferred revenue was $3,481 and $10,501 at January 1, 2020 and 2019, respectively. The Company’s deferred revenue at March 31, 2020 and 2019 was $5,168 and $5,675, respectively.

Deferred revenue at March 31, 2020 compared to January 1, 2020 increased primarily as a result of new projects for clients with large third party reimbursables where data has not yet been recorded. Deferred revenue at March 31, 2019 compared to January 1, 2019 decreased primarily as a result of completing projects for clients with large prepayments for third party reimbursables.

Revenue recognized for the first quarter of 2020 and 2019 that was included in the contract liability balance at the beginning of 2020 and 2019 was $3,093 and $6,893, respectively.

5. DEBT

Dominion Loan Agreement

On September 30, 2019, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Dominion Bank, a Texas state bank (“Dominion Bank”). The Loan Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an amount up to the lesser of (i) $15,000,000 or (ii) a sum equal to (a) 80% of the Company’s eligible accounts receivable plus 100% of the amount on deposit with Dominion Bank in the Company’s collateral account, consisting of a restricted CDARS account of $5,000,000 (the “Deposit”).

Under the Revolving Credit Facility, interest will accrue at an annual rate equal to the lesser of (i) 6.00% and (ii) the greater of (a) the prime rate as published from time to time in The Wall Street Journal or (b) 3.50%. The Company will pay a commitment fee of 0.10% per annum on the difference of (a) $15,000,000 minus the Deposit minus (b) the daily average usage of the Revolving Credit Facility. The Loan Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets. The Company is also obligated to meet certain financial covenants under the Loan Agreement, including maintaining a tangible net worth of $75,000,000 and specified ratios with respect to current assets and liabilities and debt to tangible net worth. The Company’s obligations under the Loan Agreement are secured by a security interest in the collateral account (including the Deposit) with Dominion Bank and future accounts receivable and related collateral. As of March 31, 2020, the Company has not borrowed any amounts under the Revolving Credit Facility. The maturity date of the Loan Agreement is September 30, 2020.

The Company does not currently have any notes payable under the Revolving Credit Facility.

Veritex Letters of Credit

As of March 31, 2020, Veritex Community Bank (“Veritex”) has issued two letters of credit to the Company, each of which are secured by a certificate of deposit with Veritex. The first letter of credit is in the amount of $1,767,000 to support payment of certain insurance obligations of the Company. The second letter of credit is in the amount of $583,000 to support the Company’s workers compensation insurance.

Other Indebtedness

As of March 31, 2020, the Company has two notes payable to a finance company for various insurance premiums totaling $1,472,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Condensed Consolidated Balance Sheets as of March 31, 2020 include finance leases of $1,654,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$1,472	$1,746
Interest rate	4.05% - 4.99%	4.05% - 4.99%

The aggregate maturities of notes payable as of March 31, 2020 are as follows (in thousands):

April 2020 - March 2021	$1,472
Total notes payable	$1,472

The aggregate maturities of finance leases as of March 31, 2020 are as follows (in thousands):

April 2020 - March 2021	$1,577
April 2021 - March 2022	45
April 2022 - March 2023	32
Obligations under finance leases	$1,654

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

The components of lease cost for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$347	$351
Interest on lease liabilities	24	55
Total finance lease cost	371	406

Operating lease cost	388	443

Short-term lease cost	—	—
Total lease cost	$759	$849

Supplemental cash flow information related to leases for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(392)	$(349)
Operating cash flows from finance leases	$(25)	$(57)
Financing cash flows from finance leases	$(725)	$(700)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$8,337
Finance leases	$—	$40

Supplemental balance sheet information related to leases as of March 31, 2020 and 2019 was as follows (in thousands):

	March 31,
	2020	2019
Operating leases
Operating lease right-of-use assets	$6,251	$7,531

Operating lease liabilities - current	$1,146	$1,229
Operating lease liabilities - long-term	5,635	6,839
Total operating lease liabilities	$6,781	$8,068

Finance leases
Property and equipment, at cost	$8,663	$8,582
Property and equipment, net	(3,615)	(2,223)
Property and equipment, net	$5,048	$6,359

Finance lease liabilities - current	$1,577	$2,873
Finance lease liabilities - long-term	77	1,602
Total finance lease liabilities	$1,654	$4,475

Weighted average remaining lease term
Operating leases	6.1 years	6.8 years
Finance leases	0.6 years	1.5 years

Weighted average discount rate
Operating leases	5.04%	5.04%
Finance leases	4.67%	4.66%

Maturities of lease liabilities as of March 31, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases
April 2020 - March 2021	$1,460	$1,604
April 2021 - March 2022	1,298	48
April 2022 - March 2023	1,135	32
April 2023 - March 2024	1,160	—
April 2024 - March 2025	1,088	—
Thereafter	1,785	—
Total payments under lease agreements	7,926	1,684

Less imputed interest	(1,145)	(30)

Total lease liabilities	$6,781	$1,654

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

The computation of basic and diluted income (loss) per share was as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$993	$(137)
Weighted average common shares outstanding
Basic	23,287,410	23,057,546
Dilutive common stock options, restricted stock unit awards and restricted stock awards	178,241	—
Diluted	23,465,651	23,057,546
Basic income (loss) per share of common stock	$0.04	$(0.01)
Diluted income (loss) per share of common stock	$0.04	$(0.01)

The Company had net income for the three months ended March 31, 2020 and had 178,241 dilutive restricted stock unit awards and no dilutive common stock options or restricted stock awards for that period. The Company had a net loss for the three months ended March 31, 2019, as a result, all stock options, restricted stock unit awards and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for that period.

The following weighted average numbers of stock options, restricted stock unit awards and restricted stock awards have been excluded from the calculation of diluted income (loss) per share of common stock, as their effect would be anti-dilutive for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Stock options	—	87,497
Restricted stock units	410,100	546,747
Restricted stock awards	—	32,987
Total	410,100	667,231

9. INCOME TAXES

For the three months ended March 31, 2020, the Company's effective tax rate was -0.2%. For the three months ended March 31, 2019, the Company’s effective tax rate was 0.3%. The Company’s negative effective tax rate for the three months ended March 31, 2020 is due to profitability in the quarter compared to a projected loss for the year.

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

The income tax benefit for the three months ended March 31, 2020 does not include income tax benefits for all of the losses incurred because the Company has recorded valuation allowances against significantly all of its federal, state and foreign deferred tax assets. The Company has recorded valuation allowances against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, a federal valuation allowance and additional state valuation allowances were maintained during the three months ended March 31, 2020 and 2019. In addition, due to the Company’s recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowances considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

On March 27, 2020, Congress passed and the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which included significant changes to U.S. Federal income tax law. However, the only change that is expected to affect the Company is the acceleration of the ability to take the remainder of its refundable minimum tax credit.

10. SUBSEQUENT EVENTS

On April 15, 2020, the Company entered into a promissory note with Dominion Bank evidencing an unsecured $6,373,707 loan under the Paycheck Protection Program (the “PPP”). The PPP was established under the CARES Act and is administered by the U.S. Small Business Administration (the “SBA”). Since the issuance of the loan to the Company, additional guidance has been issued by the SBA and the Treasury Department that creates uncertainty regarding the qualification requirements for a PPP loan. Out of an abundance of caution and in light of the new guidance, the Company has determined to repay the PPP loan and intends to do so on or before May 14, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements, our financial position, business strategy and plans, objectives of our management for future operations, including statements related to the expected or potential impact of the novel coronavirus (“COVID-19”) pandemic on our business, financial condition and results of operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. These risks include, but are not limited to, dependence upon energy industry spending; changes in exploration and production spending by our customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of our customers, particularly during extended periods of low prices for crude oil and natural gas; the volatility of oil and natural gas prices; changes in economic conditions; the severity and duration of the COVID-19 pandemic, related economic repercussions and the resulting negative impact on demand for oil and gas; the current significant surplus in the supply of oil and the ability of the Organization of the Petroleum Exporting Countries (OPEC) to agree on and comply with supply limitations; the duration and magnitude of the unprecedented disruption in the oil and gas industry currently resulting from the impact of the foregoing factors, which is negatively impacting our business; the potential for contract delays; reductions or cancellations of service contracts; limited number of customers; credit risk related to our customers; reduced utilization; high fixed costs of operations and high capital requirements; operational disruptions; operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees and remote work arrangements; industry competition; external factors affecting our crews such as weather interruptions and inability to obtain land access rights of way; whether we enter into turnkey or dayrate contracts; crew productivity; the availability of capital resources; and disruptions in the global economy. A discussion of these and other factors, including risks and uncertainties, is set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 that was filed with the SEC on March 6, 2020 and in this Form 10-Q. These forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategies and liquidity. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We disclaim any intention or obligation to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

During the first quarter of 2020, we operated three large channel count crews in the U.S., primarily in the Permian Basin, and a peak of three crews in Canada with varying utilization rates of the active crews during the quarter compared to a peak of five total crews, two of which were larger channel count, in the U.S. and a peak of four crews in Canada in the first quarter of 2019. The winter season in Canada concluded at the end of the first quarter of 2020 with limited seismic activities anticipated until the next winter season. Equipment stationed in Canada will be redeployed to the U.S. to service our clients, as needed. As in recent quarters, the majority of our projects are on behalf of multi-client companies in the U.S.

Our first quarter results were favorably impacted by the continued operation of three large channel count crews in the U.S. and a better than anticipated Canadian season. While we are pleased with our first quarter results, there have been numerous changes to the oil and gas industry and the overall market since we reported December 31, 2019 results in late February. Oil demand has significantly deteriorated as a result of the COVID-19 pandemic and corresponding preventative measures taken around the world to contain its spread and mitigate its public health effects. At the same time, increases in production of oil by Saudi Arabia and Russia created a significant surplus in the supply of oil. The combination of the dissolution of OPEC oil production quotas, primarily by Saudi Arabia and Russia in early March, and the economic impact and resulting reductions in demand for oil caused by the COVID-19 pandemic, resulted in an oversupply of oil worldwide which caused oil prices to plummet from approximately $52 per barrel on February 1, 2020 to below $15 per barrel in March. Oil futures even went negative for a brief period in April. Despite the subsequent agreement between Saudi Arabia and Russia to withhold approximately 9.7 million barrels of oil from the world markets, downward pressure on commodity prices has continued and could continue for the foreseeable future. The drop in oil prices has forced exploration and production companies to cut capital budgets 30% to 50%, resulting in rapid reductions in the number of new wells being drilled and completed. As in prior periods of capital expenditure reductions by our clients, demand for our services has declined accordingly. Since the onset of these unforeseen circumstances, we have experienced a reduction in requests for proposals and several large projects have been postponed. We continue to maintain close communication with our client base who are experiencing the same level of uncertainty.

Based on current, but rapidly changing information, we anticipate continued operation of two large channel count crews through the second quarter and into the third quarter of 2020. The second quarter will be somewhat negatively impacted as we redeploy a third smaller channel crew on a previously completed project, which experienced limited data drops from an undetected operational issue. In the current market environment, our visibility beyond the early part of the third quarter is limited. In response to this uncertainty, we reduced our non-field level support staff in April, which, after severance costs of $1.4 million in the second quarter, ultimately should result in annual savings of approximately $4.3 million. In addition, we reduced the base salaries of each of our senior executives by approximately 20% effective March 30, 2020 until February 11, 2023, unless otherwise determined by the Board, and many other employees have taken temporary salary reductions of varying levels, which we currently expect should result in an annual saving of approximately $0.9 million.

In response to the COVID-19 pandemic and its impact on our people, we instituted recommended CDC guidelines in early March including, but not limited to, social distancing, hygiene recommendations, small group limits, enhanced work-from-home guidelines, minimized office hours and weekly town hall telephone conferences to update employees and their families on the Company’s practices and protocols. We continue to observe applicable shelter-in-place directives and now that we are seeing certain areas in Texas and other locations begin to open up, we are reopening business locations provided that proper CDC guidelines are rigorously followed.

We continue to provide additional flexibility to work from home for those with pre-existing health concerns, child care issues, elderly in-home residents or other general concerns. At the crew level, we have implemented policies to eliminate large group gatherings, provided additional vehicles to reduce the number of people in a single vehicle traveling to and from project locations, increased utilization of radio communication, secured ample safe daily water supply, offered increased housing flexibility and relaxed field schedules to allow for individual needs. Most of our day to day operations consist of small, often times individual, isolated work groups.

We received loan proceeds of approximately $6.4 million on April 15, 2020 under the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (“SBA”). Since the issuance of the loan to the Company, additional guidance has been issued by the SBA and the Treasury Department that creates uncertainty regarding the qualification requirements for a PPP loan. Out of an abundance of caution and in light of the new guidance, the Company has determined to repay the PPP loan and intends to do so on or before May 14, 2020.

While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity and utilization level of our data acquisition crews. Factors impacting productivity and utilization levels include: client demand, commodity prices, whether we enter into turnkey or dayrate contracts with our clients, the number and size of crews, the number of recording channels per crew, crew downtime related to inclement weather, delays in acquiring land access permits, agricultural or hunting activity, holiday schedules, short winter days, crew repositioning and equipment failure. To the extent we experience these factors, our operating results may be affected from quarter to quarter. Consequently, our efforts to negotiate more favorable contract terms in our supplemental service agreements, mitigate permit access delays and improve overall crew productivity may contribute to growth in our revenues. Further, the ongoing COVID-19 pandemic may compound one or more of the foregoing factors and could directly affect our productivity.

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

Results of Operations

Operating Revenues. Operating revenues for the first quarter of 2020 decreased 23.8% to $38,979,000 compared to $51,164,000 in the same period of 2019. The decrease during the first quarter of 2020 when compared to the first quarter of 2019 is primarily due to lower crew and equipment utilization.

 Operating Expenses.  Operating expenses for the first quarter of 2020 decreased 29.0% to $29,016,000 compared to $40,856,000 in the same period of 2019. The decrease was primarily due to decreased crew activity, lower reimbursable expenses and increased operational efficiencies.

General and Administrative Expenses. General and administrative expenses were 9.4% and 8.9% of revenues in the first quarter of 2020 and 2019, respectively. General and administrative expenses decreased $870,000 or 19.1% to $3,674,000 during the first quarter of 2020 from $4,544,000 during the same period of 2019. The primary factor for the decrease in general and administrative expenses during the first quarter was the continued cost reduction efforts made by management.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the first quarter of 2020 totaled $4,904,000, compared to $6,081,000 for the same period of 2019, respectively. Depreciation expense decreased in 2020 compared to 2019 as a result of multiple years of reduced capital expenditures. Our depreciation expense is expected to remain below that of 2019 for the remainder of 2020, due to the anticipated continuation of maintenance levels of capital expenditures to maintain our existing asset base.

Total operating costs for the first quarter of 2020 were $37,594,000, representing a 27.0% decrease from the same period of 2019. This decrease was primarily due to the factors described above.

Income Taxes. Income tax benefit for the first quarter 2020 was $1,000, compared to no benefit for the same period of 2019. These amounts represent effective tax rates of -0.2% and 0.3%, respectively. The Company’s effective tax rate decreased compared to the corresponding period from the prior year primarily due to profitability in the quarter compared to a projected loss for the year.

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

The reconciliation of our EBITDA to net income (loss) and to net cash used in operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$993	$(137)
Depreciation and amortization	4,904	6,081
Interest (income) expense, net	(65)	16
Income tax benefit	(1)	—
EBITDA	$5,831	$5,960

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(173)	$(1,567)
Changes in working capital and other items	6,508	8,237
Noncash adjustments to net loss	(504)	(710)
EBITDA	$5,831	$5,960

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

Cash Flows. Net cash used in operating activities was $173,000 for the three months ended March 31, 2020 and net cash used in operating activities was $1,567,000 for the same period of 2019. This results in a decrease of $1,394,000 in cash flow used in operations when comparing the three months ended March 31, 2020 to the three months ended March 31, 2019. This is primarily due to net income of $993,000 for the first quarter of 2020 compared to a net loss of $137,000 for the same period of 2019.

Net cash used in investing activities was $1,679,000 for the three months ended March 31, 2020 compared to net cash used in investing activities of $1,851,000 for the same period of 2019. The decrease in cash used in investing activities between periods of $172,000 was primarily due to $167,000 of additional cash capital expenditures during the three months ended March 31, 2019.

Net cash used in financing activities was $1,432,000 for the three months ended March 31, 2020 and was primarily comprised of principal payments of $707,000 and $725,000 under our notes payable and finance leases, respectively. Net cash used in financing activities for the three months ended March 31, 2019 was $2,052,000 and was primarily comprised of principal payments of $1,146,000 and $700,000 under our notes payable and finance leases, respectively.

Capital Expenditures. The Board of Directors approved an initial 2020 capital budget in the amount of $5,000,000 for capital expenditures, which was limited to necessary maintenance capital requirements and incremental recording channel replacement or increase. For the three months ended March 31, 2020, $2,344,000 has been utilized primarily for maintenance capital, additional seismic equipment, and equipment replacement and refurbishment. In recent years, we have funded most of our capital expenditures through cash flow from operations, cash reserves, equipment term loans and finance leases. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings.

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

Loan Agreement

Dominion Credit Facility. On September 30, 2019, we entered into a Loan Agreement with Dominion Bank. The Loan Agreement provides for a Revolving Credit Facility in an amount up to the lesser of (i) $15,000,000 or (ii) a sum equal to (a) 80% of our eligible accounts receivable plus 100% of the amount on deposit with Dominion Bank in our collateral account, consisting of a restricted CDARS account of $5,000,000.

Under the Revolving Credit Facility, interest will accrue at an annual rate equal to the lesser of (i) 6.00% and (ii) the greater of (a) the prime rate as published from time to time in The Wall Street Journal or (b) 3.50%. We will pay a commitment fee of 0.10% per annum on the difference of (a) $15,000,000 minus the Deposit minus (b) the daily average usage of the Revolving Credit Facility. The Loan Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets. We are also obligated to meet certain financial covenants under the Loan Agreement, including maintaining a tangible net worth of $75,000,000 and specified ratios with respect to current assets and liabilities and debt to tangible net worth. Our obligations under the Loan Agreement are secured by a security interest in the collateral account (including the Deposit) with Dominion Bank and future accounts receivable and related collateral. As of March 31, 2020, we have not borrowed any amounts under the Revolving Credit Facility. The maturity date of the Loan Agreement is September 30, 2020.

We do not currently have any notes payable under the Revolving Credit Facility.

Veritex Letters of Credit. As of March 31, 2020, Veritex has issued us  two letters of credit, each of which are secured by a certificate of deposit with Veritex. The first letter of credit is in the amount of $1,767,000 to support payment of our insurance obligations. The second letter of credit is in the amount of $583,000 to support our workers compensation insurance.

Other Indebtedness

As of March 31, 2020, we have two notes payable to a finance company for various insurance premiums totaling $1,472,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Condensed Consolidated Balance Sheets as of March 31, 2020 include finance leases of $1,654,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$1,472	$1,746
Interest rate	4.05% - 4.99%	4.05% - 4.99%

The aggregate maturities of the notes payable as of March 31, 2020 are as follows (in thousands):

April 2020 - March 2021	$1,472
Total notes payable	$1,472

The aggregate maturities of finance leases as of March 31, 2020 are as follows (in thousands):

April 2020 - March 2021	$1,577
April 2021 - March 2022	45
April 2022 - March 2023	32
Obligations under finance leases	$1,654

Interest rates on these leases range from 4.65% to 5.37%.

Contractual Obligations. We believe that our capital resources, including our short-term investments, cash flow from operations, and funds available under our Revolving Credit Facility, will be adequate to meet our current operational needs. We believe that we will be able to finance our 2020 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our Revolving Credit Facility. However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic climate adversely affects the ability of our customers, and/or potential customers, to promptly pay amounts owing to us under their service contracts with us.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements.

Critical Accounting Policies

Information regarding our critical accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement by removing, modifying and adding certain disclosures. This ASU is effective for the annual period beginning after December 15, 2019, including interim periods within that annual period. We adopted this guidance in the first quarter of 2020 and it did not have a material impact on our consolidated financial statements.

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

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at March 31, 2020. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several small clients.

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

Interest Rate Risk. From time to time, we are exposed to the impact of interest rate changes on the outstanding indebtedness under our Revolving Credit Facility which has variable interest rates.

We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short‑term investments. At March 31, 2020, cash, restricted cash and short term investments totaled $30,202,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 7 – Operating Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a discussion of the Company’s legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our financial condition or results of operations, as updated by the risk factors below.

We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial condition, results of operations and cash flows.

Our business and financial results may be negatively impacted by health epidemics, pandemics and similar outbreaks. The ongoing COVID-19 pandemic and the measures and mandates to try to contain its spread and mitigate its public health effects, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, have impacted and are expected to continue to impact our workforce and operations, the operations of our customers, and those of our vendors and suppliers. There is considerable uncertainty regarding the duration and severity of such measures and potential future measures, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Despite our ongoing efforts to manage these impacts, their ultimate effect on us depends on factors beyond our knowledge or control.

Current macroeconomic conditions, including the ongoing COVID-19 pandemic, have had, and are expected to continue to have, a significant impact on oil and gas commodity prices and therefore demand for our services, and depending on the duration and severity, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Oil demand has significantly deteriorated as a result of the COVID-19 pandemic and corresponding preventative measures taken around the world to contain its spread and mitigate its public health effects. At the same time, increases in production of oil by Saudi Arabia and Russia created a significant surplus in the supply of oil. The combination of the dissolution of OPEC oil production quotas and the economic impact of the COVID-19 pandemic have resulted in significant reductions in demand for oil and an oversupply of oil worldwide. Downward pressure on commodity prices has continued and could continue for the foreseeable future. Significant factors which are likely to affect commodity prices in future periods include, but are not limited to, the extent and duration of travel and work restrictions worldwide; the effect of U.S. energy, monetary and trade policies; U.S. and global economic and political conditions and developments; energy and environmental policies; operating curtailment of the U.S. oil and gas industry; and the severity and duration of the COVID-19 outbreaks, which together have created future uncertainty for the demand and pricing for services, equipment, and raw materials in the petroleum industry.

These conditions have affected our business and have exacerbated the potential negative impact from many of the risks described in our Form 10-K for the year ended December 31, 2019, including those relating to expenditures by oil and natural gas companies for exploration, production, development and field management activities, which depend primarily on oil and natural gas prices.

Other than the risk factors mentioned above, there have been no material changes in our risk factors from those disclosed in our 2019 Annual Report on Form 10-K.

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

10.1

Promissory Note, from Dawson Geophysical Company to Dominion Bank, dated April 15, 2020, filed on April 21, 2020 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.2

Letter Agreement dated April 15, 2020 between James K. Brata and the Company, filed on April 21, 2020 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.3

Letter Agreement dated April 15, 2020 between Stephen C. Jumper and the Company, filed on April 21, 2020 as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.4

Letter Agreement dated April 15, 2020 between James W. Thomas and the Company, filed on April 21, 2020 as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.5

Letter Agreement dated April 15, 2020 between C. Ray Tobias and the Company, filed on April 21, 2020 as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019, (ii) Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three  months ended March 31, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements.

*         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: May 7, 2020	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors, President and Chief Executive Officer

DATE: May 7, 2020	By:	/s/ James K. Brata
James K. Brata
Executive Vice President, Chief Financial Officer, Secretary and Treasurer