Form 10-Q
period 2020-06-30
DAWSON GEOPHYSICAL CO
filed 2020-08-04
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Accelerated filer ⌧	Large accelerated filer ◻	Smaller reporting company ☒

Non-accelerated filer ◻	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at July 31, 2020
Common Stock, $0.01 par value	23,350,590 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$29,478	$26,271
Restricted cash	5,000	5,000
Short-term investments	2,350	2,350
Accounts receivable, net	26,600	24,356
Current maturities of notes receivable	1,434	66
Prepaid expenses and other current assets	4,700	7,575
Total current assets	69,562	65,618

Property and equipment, net	46,396	53,549

Right-of-use assets	5,968	6,605

Notes receivable, net of current maturities	—	1,394

Intangibles, net	367	385

Long-term deferred tax assets, net	—	57

Total assets	$122,293	$127,608

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,260	$3,952
Accrued liabilities:
Payroll costs and other taxes	1,978	1,963
Other	2,233	3,599
Deferred revenue	1,159	3,481
Current maturities of notes payable and finance leases	1,562	4,062
Current maturities of operating lease liabilities	1,106	1,200
Total current liabilities	11,298	18,257

Long-term liabilities:
Notes payable and finance leases, net of current maturities	67	96
Operating lease liabilities, net of current maturities	5,386	5,940
Deferred tax liabilities, net	22	—
Other accrued liabilities	—	150
Total long-term liabilities	5,475	6,186

Operating commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
23,399,035 and 23,335,855 shares issued, and 23,350,590 and 23,287,410
shares outstanding at June 30, 2020 and December 31, 2019, respectively	234	233
Additional paid-in capital	154,691	154,235
Retained deficit	(47,238)	(49,731)
Treasury stock, at cost; 48,445 shares	—	—
Accumulated other comprehensive loss, net	(2,167)	(1,572)
Total stockholders’ equity	105,520	103,165

Total liabilities and stockholders’ equity	$122,293	$127,608

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited and amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenues	$29,499	$24,076	$68,478	$75,240
Operating costs:
Operating expenses	19,732	25,324	48,748	66,180
General and administrative	4,261	5,049	7,935	9,593
Depreciation and amortization	4,383	5,325	9,287	11,406
	28,376	35,698	65,970	87,179

Income (loss) from operations	1,123	(11,622)	2,508	(11,939)

Other income (expense):
Interest income	115	151	220	293
Interest expense	(30)	(122)	(70)	(280)
Other income (expense), net	293	226	(165)	422
Income (loss) before income tax	1,501	(11,367)	2,493	(11,504)

Income tax (expense) benefit	(1)	121	—	121

Net income (loss)	1,500	(11,246)	2,493	(11,383)

Other comprehensive income (loss):
Net unrealized income (loss) on foreign exchange rate translation, net	604	174	(595)	383

Comprehensive income (loss)	$2,104	$(11,072)	$1,898	$(11,000)

Basic income (loss) per share of common stock	$0.06	$(0.49)	$0.11	$(0.49)

Diluted income (loss) per share of common stock	$0.06	$(0.49)	$0.11	$(0.49)

Weighted average equivalent common shares outstanding	23,339,644	23,176,934	23,313,383	23,117,571

Weighted average equivalent common shares outstanding - assuming dilution	23,548,253	23,176,934	23,500,109	23,117,571

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$2,493	$(11,383)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,287	11,406
Operating lease cost	605	610
Non-cash compensation	474	664
Deferred income tax expense (benefit)	79	(131)
Change in other accrued long-term liabilities	(150)	—
Loss (gain) on disposal of assets	1	(73)
Remeasurement and other	(14)	(191)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,249)	8,802
Decrease in prepaid expenses and other assets	3,304	3,775
Decrease in accounts payable	(600)	(635)
(Decrease) increase in accrued liabilities	(1,319)	1,747
Decrease in operating lease liabilities	(613)	(559)
Decrease in deferred revenue	(2,322)	(1,963)

Net cash provided by operating activities	8,976	12,069

Cash flows from investing activities:
Capital expenditures, net of non-cash capital expenditures summarized below	(2,764)	(3,057)
Proceeds from maturity of short-term investments	—	18
Acquisition of short-term investments	—	(18)
Proceeds from disposal of assets	193	223
Proceeds from notes receivable	26	25

Net cash used in investing activities	(2,545)	(2,809)

Cash flows from financing activities:
Proceeds from notes payable	6,374	—
Principal payments on notes payable	(7,842)	(2,331)
Principal payments on finance leases	(1,474)	(1,407)
Tax withholdings related to stock-based compensation awards	(17)	(235)

Net cash used in financing activities	(2,959)	(3,973)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(265)	262

Net increase in cash and cash equivalents and restricted cash	3,207	5,549

Cash and cash equivalents and restricted cash at beginning of period	31,271	28,729

Cash and cash equivalents and restricted cash at end of period	$34,478	$34,278

Supplemental cash flow information:
Cash paid for interest	$77	$274
Cash paid for income taxes	$—	$14
Cash received for income taxes	$206	$55

Non-cash operating, investing and financing activities:
Decrease in accrued purchases of property and equipment	$(61)	$(899)
Finance leases incurred	$—	$40
Increase in right-of-use assets and operating lease liabilities	$—	$8,226
Decrease in right-of-use assets for accrued rent	$—	$(497)
Increase in right-of-use assets for prepaid rent	$—	$14
Financed insurance premiums	$434	$337

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(unaudited and amounts in thousands, except share data)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Retained	Comprehensive
	Of Shares	Amount	Capital	Deficit	(Loss) Income	Total
Balance December 31, 2019	23,335,855	$233	$154,235	$(49,731)	$(1,572)	$103,165
Net income				993		993
Unrealized loss on foreign exchange rate translation					(1,199)
Income tax benefit					—
Other comprehensive loss					(1,199)	(1,199)
Stock-based compensation expense			203			203
Balance March 31, 2020	23,335,855	233	154,438	(48,738)	(2,771)	103,162
Net income				1,500		1,500
Unrealized income on foreign exchange rate translation					604
Income tax expense					—
Other comprehensive income					604	604
Issuance of common stock under stock compensation plans	78,600	1	(1)			—
Stock-based compensation expense			271			271
Shares exchanged for taxes on stock-based compensation	(15,420)		(17)			(17)
Balance June 30, 2020	23,399,035	$234	$154,691	$(47,238)	$(2,167)	$105,520

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Retained	Comprehensive
	Of Shares	Amount	Capital	Deficit	(Loss) Income	Total
Balance December 31, 2018	23,018,441	$230	$153,268	$(34,518)	$(1,964)	$117,016
Net loss				(137)		(137)
Unrealized income on foreign exchange rate translation					269
Income tax expense					(60)
Other comprehensive income					209	209
Issuance of common stock under stock compensation plans	229,459	2	(2)			—
Stock-based compensation expense			297			297
Issuance of common stock as compensation	24,785	—	73			73
Shares exchanged for taxes on stock-based compensation	(53,201)	—	(206)			(206)
Balance March 31, 2019	23,219,484	232	153,430	(34,655)	(1,755)	117,252
Net loss				(11,246)		(11,246)
Unrealized income on foreign exchange rate translation					224
Income tax expense					(50)
Other comprehensive income					174	174
Issuance of common stock under stock compensation plans	34,000		—			—
Stock-based compensation expense			221			221
Issuance of common stock as compensation	29,016	1	73			74
Shares exchanged for taxes on stock-based compensation	(12,400)	—	(30)			(30)
Balance June 30, 2019	23,270,100	$233	$153,694	$(45,901)	$(1,581)	$106,445

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

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements for the three and six months ended June 30, 2020 include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Eagle Canada, Inc., Dawson Seismic Services Holdings, Inc., Eagle Canada Seismic Services ULC and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

On January 1, 2020, the Company adopted Topic 326 using the modified retrospective method. The provisions of Topic 326 did not significantly impact the method or timing that the Company recognizes expected credit losses and the cumulative effect of adoption was immaterial on its consolidated financial statements. The Company’s financial instruments within the scope of this guidance primarily includes trade receivables. The Company’s allowance for doubtful accounts was $250,000 at June 30, 2020 and December 31, 2019.

Notes Receivable. The Company’s notes receivable consist of one note receivable from the purchaser of certain dynamite energy source drilling equipment. This note receivable is stated at the unpaid principal balance. An allowance for note losses was not deemed necessary at June 30, 2020. Interest is recognized over the term of the note and is calculated using the simple-interest method. Amounts payable to the Company under the note receivable are fully collateralized by the specific dynamite energy source drilling equipment sold to the note payor. This financial instrument also falls within the scope of Topic 326.

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

In some instances, third-party permitting, surveying, drilling, helicopter, equipment rental and mobilization costs that directly relate to the contract are utilized to fulfill the contract obligations. These fulfillment costs are capitalized in other current assets and generally amortized based on the total square miles of data recorded compared to total square miles anticipated to be recorded on the survey using the total estimated fulfillment costs for the service contract.

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

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

At June 30, 2020 and December 31, 2019, the Company’s financial instruments included cash and cash equivalents, restricted cash, short-term investments in certificates of deposit, accounts receivable, notes receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating lease liabilities. Due to the short-term maturities of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes receivable, notes payable, finance leases and operating lease liabilities approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes receivable, notes payable and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Revenues
United States	$29,482	$22,046	$56,670	$59,682
Canada	17	2,030	11,808	15,558
Total	$29,499	$24,076	$68,478	$75,240

Deferred Costs (in thousands)

The opening balance of deferred cost was $2,525 and $6,994 at January 1, 2020 and 2019, respectively. The Company’s prepaid expenses and other current assets at June 30, 2020 and 2019 included deferred costs incurred to fulfill contracts with customers of $878 and $4,590, respectively.

Deferred costs at June 30, 2020 compared to January 1, 2020 and at June 30, 2019 compared to January 1, 2019 decreased primarily as a result of the completion of several projects during those six month periods that had significant deferred fulfillment costs at January 1, 2020 and 2019, respectively.

The amount of total deferred costs amortized for the three and six months ended June 30, 2020 was $5,499 and $10,895, respectively. The amount of total deferred costs amortized for the three and six months ended June 30, 2019 was $7,542 and $20,447, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue (in thousands)

The opening balance of deferred revenue was $3,481 and $10,501 at January 1, 2020 and 2019, respectively. The Company’s deferred revenue at June 30, 2020 and 2019 was $1,159 and $8,538, respectively.

Deferred revenue at June 30, 2020 compared to January 1, 2020 and at June 30, 2019 compared to January 1, 2019 decreased primarily as a result of completing projects for clients with large prepayments for third party reimbursables.

Revenue recognized for the three and six months ended July 30, 2020 that was included in the contract liability balance at the beginning of 2020 was $254 and $3,347, respectively. Revenue recognized for the three and six months ended July 30, 2019 that was included in the contract liability balance at the beginning of 2019 was $1,284 and $8,177, respectively.

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

Under the Revolving Credit Facility, interest will accrue at an annual rate equal to the lesser of (i) 6.00% and (ii) the greater of (a) the prime rate as published from time to time in The Wall Street Journal or (b) 3.50%. The Company will pay a commitment fee of 0.10% per annum on the difference of (a) $15,000,000 minus the Deposit minus (b) the daily average usage of the Revolving Credit Facility. The Loan Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets. The Company is also obligated to meet certain financial covenants under the Loan Agreement, including maintaining a tangible net worth of $75,000,000 and specified ratios with respect to current assets and liabilities and debt to tangible net worth. The Company’s obligations under the Loan Agreement are secured by a security interest in the collateral account (including the Deposit) with Dominion Bank and future accounts receivable and related collateral. As of June 30, 2020, the Company has not borrowed any amounts under the Revolving Credit Facility. The maturity date of the Loan Agreement is September 30, 2020.

The Company does not currently have any notes payable under the Revolving Credit Facility.

Veritex Letters of Credit

As of June 30, 2020, Veritex Community Bank (“Veritex”) has issued two letters of credit to the Company, each of which are secured by a certificate of deposit with Veritex. The first letter of credit is in the amount of $1,767,000 to support payment of certain insurance obligations of the Company. The second letter of credit is in the amount of $583,000 to support the Company’s workers compensation insurance.

Other Indebtedness

As of June 30, 2020, the Company has two notes payable to a finance company for various insurance premiums totaling $711,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Condensed Consolidated Balance Sheets as of June 30, 2020 include finance leases of $918,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$711	$1,746
Interest rate	4.05% - 4.99%	4.05% - 4.99%

The aggregate maturities of notes payable as of June 30, 2020 are as follows (in thousands):

July 2020 - June 2021	$711
Total notes payable	$711

The aggregate maturities of finance leases as of June 30, 2020 are as follows (in thousands):

July 2020 - June 2021	$851
July 2021 - June 2022	43
July 2022 - June 2023	24
Obligations under finance leases	$918

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

The components of lease cost for the three and six months ended June 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Finance lease cost
Amortization of right-of-use assets	$344	$352	$691	$703
Interest on lease liabilities	15	48	39	103
Total finance lease cost	359	400	730	806

Operating lease cost	387	366	775	809

Short-term lease cost	—	—	—	—
Total lease cost	$746	$766	$1,505	$1,615

Supplemental cash flow information related to leases for the six months ended June 30, 2020 and 2019 was as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(786)	$(726)
Operating cash flows from finance leases	$(42)	$(106)
Financing cash flows from finance leases	$(1,474)	$(1,407)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$8,226
Finance leases	$—	$40

Supplemental balance sheet information related to leases as of June 30, 2020 and 2019 was as follows (in thousands):

	June 30,
	2020	2019
Operating leases
Operating lease right-of-use assets	$5,968	$7,165

Operating lease liabilities - current	$1,106	$1,206
Operating lease liabilities - long-term	5,386	6,494
Total operating lease liabilities	$6,492	$7,700

Finance leases
Property and equipment, at cost	$8,663	$8,582
Property and equipment, net	(3,908)	(2,563)
Property and equipment, net	$4,755	$6,019

Finance lease liabilities - current	$851	$2,910
Finance lease liabilities - long-term	67	865
Total finance lease liabilities	$918	$3,775

Weighted average remaining lease term
Operating leases	6.0 years	6.7 years
Finance leases	0.4 years	1.3 years

Weighted average discount rate
Operating leases	5.04%	5.04%
Finance leases	4.69%	4.66%

Maturities of lease liabilities as of June 30, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases
July 2020 - June 2021	$1,407	$861
July 2021 - June 2022	1,251	45
July 2022 - June 2023	1,147	25
July 2023 - June 2024	1,170	—
July 2024 - June 2025	1,016	—
Thereafter	1,564	—
Total payments under lease agreements	7,555	931

Less imputed interest	(1,063)	(13)

Total lease liabilities	$6,492	$918

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

The computation of basic and diluted income (loss) per share was as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$1,500	$(11,246)	$2,493	$(11,383)
Weighted average common shares outstanding
Basic	23,339,644	23,176,934	23,313,383	23,117,571
Dilutive common stock options, restricted stock unit awards and restricted stock awards	208,609	—	186,726	—
Diluted	23,548,253	23,176,934	23,500,109	23,117,571
Basic income (loss) per share of common stock	$0.06	$(0.49)	$0.11	$(0.49)
Diluted income (loss) per share of common stock	$0.06	$(0.49)	$0.11	$(0.49)

The Company had net income for the three and six months ended June 30, 2020 and had 208,609 and 186,726 dilutive restricted stock unit awards, respectively, and no dilutive common stock options or restricted stock awards for that period. The Company had a net loss for the three and six months ended June 30, 2019, as a result, all stock options, restricted stock unit awards and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for that period.

The following weighted average numbers of stock options, restricted stock unit awards and restricted stock awards have been excluded from the calculation of diluted income (loss) per share of common stock, as their effect would be anti-dilutive for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	—	87,497	—	87,497
Restricted stock units	3,857	451,190	12,263	498,704
Restricted stock awards	—	—	—	16,402
Total	3,857	538,687	12,263	602,603

9. INCOME TAXES

For the three and six months ended June 30, 2020, the Company's effective tax rate was 0.1% and 0.0%, respectively. For the three and six months ended June 30, 2019, the Company’s effective tax rate was 1.1% and 1.1%, respectively. The Company’s effective tax rate decreased compared to the corresponding period from the prior year primarily due to profitability in the quarter compared to a projected loss for the year.

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

The income tax benefit for the three and six months ended June 30, 2020 does not include income tax benefits for all of the losses incurred because the Company has recorded valuation allowances against significantly all of its Federal, state and foreign deferred tax assets. The Company has recorded valuation allowances against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, a Federal valuation allowance and additional state valuation allowances were maintained during the six months ended June 30, 2020 and 2019. In addition, due to the Company’s recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowances considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

On March 27, 2020, Congress passed and the President signed into law the Coronavirus Aid, Relief, and Economic Security Act which included significant changes to U.S. Federal income tax law. However, the only change that is expected to affect the Company is the acceleration of the ability to take the remainder of its refundable minimum tax credit.

10. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements, our financial position, business strategy and plans, objectives of our management for future operations, including statements related to the expected or potential impact of the novel coronavirus (“COVID-19”) pandemic on our business, financial condition and results of operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. These risks include, but are not limited to, dependence upon energy industry spending; changes in exploration and production spending by our customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of our customers, particularly during extended periods of low prices for crude oil and natural gas; the volatility of oil and natural gas prices; changes in economic conditions; the severity and duration of the COVID-19 pandemic, related economic repercussions and the resulting negative impact on demand for oil and gas; the current significant surplus in the supply of oil and the ability of the Organization of the Petroleum Exporting Countries and its allies, collectively known as OPEC+, to agree on and comply with supply limitations; the duration and magnitude of the unprecedented disruption in the oil and gas industry currently resulting from the impact of the foregoing factors, which is negatively impacting our business; the potential for contract delays; reductions or cancellations of service contracts; limited number of customers; credit risk related to our customers; reduced utilization; high fixed costs of operations and high capital requirements; operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees and remote work arrangements; industry competition; external factors affecting our crews such as weather interruptions and inability to obtain land access rights of way; whether we enter into turnkey or dayrate contracts; crew productivity; the availability of capital resources; and disruptions in the global economy. A discussion of these and other factors, including risks and uncertainties, is set forth in our Annual Report on Form 10-K that was filed with the SEC on March 6, 2020 and any subsequent Quarterly Reports on Form 10-Q filed with the SEC. All subsequent written and oral forward-

looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We disclaim any intention or obligation to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our second quarter results were favorably impacted by the continued operation of two large channel count crews in the U.S. that were partially offset by the redeployment of a small channel count crew on a previously completed project as described in our first quarter earnings release and severance costs of approximately $1.4 million associated with staff reductions that were announced in April. We anticipate annual savings of approximately $4.3 million from such reductions. While our second quarter and six months results were positive, there continue to be significant challenges to the oil and gas industry and the overall energy market. On July 15, the Organization of the Petroleum Exporting Countries and its allies, collectively known as OPEC+, announced that OPEC+ will ease production cuts from 9.7 million barrels per day to 8.3 million barrels per day (net), potentially placing greater pressure on oil prices. In addition, a recent surge in the number of COVID-19 cases being reported both in the U.S. and globally may further limit economic activity and restrict worldwide travel. Combined, these factors could result in a further decrease of demand for oil and gas production, placing greater restraint on our clients’ spending levels. Already, many exploration and production companies have reduced their capital budgets by 30% to 50%, resulting in a reduction in the number of new wells being drilled. The corresponding decrease in the number of wells to be drilled and completed by our clients can negatively impact the demand for our services.

Based on current but rapidly changing information, we anticipate continued operation of one moderate sized channel count crew through the end of 2020 in the U.S. with possible periods of low utilization and limited activity in Canada. Given the current market environment, our visibility beyond the fourth quarter is limited. Requests for proposals continue to be slow. However, we have several requests for projects in late 2020 that may require a second crew in the fourth quarter and several requests for projects in 2021.

In response to the COVID-19 pandemic and its impact on our people, we continue to follow recommended CDC guidelines including, but not limited to, social distancing, hygiene recommendations, small group limits, enhanced work-from-home guidelines, minimized office hours in certain regions, and periodic town hall telephone conferences to update employees and their families on the Company’s practices and protocols.

We continue to provide additional flexibility to work from home for those with pre-existing health concerns, child care issues, elderly in-home residents or other general concerns. At the crew level, we have implemented policies to eliminate large group gatherings, provided additional vehicles to reduce the number of people per vehicle traveling to and from project locations, increased utilization of radio communication, secured ample safe daily water supply, offered increased housing flexibility and relaxed field schedules to allow for individual needs. Most of our day to day operations consist of small, often times individual, isolated work groups.

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

Results of Operations

Operating Revenues. Operating revenues for the second quarter of 2020 increased 22.5% to $29,499,000 compared to $24,076,000 in the same period of 2019. Operating revenues decreased 9% to $68,478,000 during the first six months of 2020 compared to $75,240,000 in the same period of 2019. The increased revenue during the second quarter of 2020 when compared to the second quarter of 2019 is primarily due to higher crew productivity and equipment utilization during the second quarter of 2020. The decreased revenue for the six months ended June 30, 2020 was primarily due to a lower crew count and reduced equipment utilization during the first quarter of 2020 when compared to the same period of 2019.

Operating Expenses. Operating expenses for the second quarter of 2020 decreased 22.1% to $19,732,000 compared to $25,324,000 in the same period of 2019. Operating expenses decreased 26.3% to $48,748,000 during the first six months of 2020 compared to $66,180,000 in the same period of 2019. The decrease in operating expenses was primarily due to decreased crew counts and reduced crew cost structure related to workforce reductions that occurred in the second quarter of 2020.

General and Administrative Expenses. General and administrative expenses were 14.4% and 11.6% of revenues in the second quarter and first six months of 2020, respectively, compared to 21.0% and 12.7% of revenues in the same periods of 2019. General and administrative expenses decreased $788,000 or 15.6% to $4,261,000 during the second quarter of 2020 from $5,049,000 during the same period of 2019, and decreased $1,658,000 or 17.3% to $7,935,000 during the first six months of 2020 from $9,593,000 during the same period of 2019. The primary factors for the decrease in general and administrative expenses during the second quarter and first six months of 2020 when compared to the same periods of 2019 was a combination of workforce reductions, salary reductions, and continued cost reduction efforts by management during the first six months of 2020.

Depreciation and Amortization Expense. Depreciation and amortization expense for the second quarter and first six months of 2020 totaled $4,383,000 and $9,287,000, respectively, compared to $5,325,000 and $11,406,000 for the same periods of 2019, respectively. Depreciation expense decreased in 2020 compared to 2019 as a result of multiple years of reduced capital expenditures. Our depreciation expense is expected to remain below that of 2019 for the remainder of 2020 due to the anticipated continuation of maintenance levels of capital expenditures to maintain our existing asset base.

Total operating costs for the second quarter of 2020 were $28,376,000, representing a 20.5% decrease from the same period of 2019. The operating costs for the first six months of 2020 were $65,970,000, representing a 24.3% decrease from the same period of 2019. This decrease was primarily due to the factors described above.

Income Taxes. Income tax expense for the second quarter and first six months of 2020 was $1,000 and $0, respectively, compared to income tax benefit of $121,000 and $121,000 for the same periods of 2019. These amounts represent effective tax rates of 0.1% and 0.0% for the second quarter and first six months of 2020, respectively, compared to 1.1% and 1.1% for the second quarter and first six months of 2019. The Company’s effective tax rate decreased compared to the corresponding period from the prior year primarily due to profitability in the quarter compared to a projected loss for the year.

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

Use of EBITDA (a Non-GAAP measure)

We define EBITDA as net income (loss) plus interest expense, interest income, income taxes, and depreciation and amortization expense. Our management uses EBITDA as a supplemental financial measure to assess:

●	the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis;
●	our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate EBITDA in a similar manner; and
●	the ability of our assets to generate cash sufficient for us to pay potential interest costs.

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

The reconciliation of our EBITDA to net income (loss) and to net cash provided by operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$1,500	$(11,246)	$2,493	$(11,383)
Depreciation and amortization	4,383	5,325	9,287	11,406
Interest (income) expense, net	(85)	(29)	(150)	(13)
Income tax expense (benefit)	1	(121)	—	(121)
EBITDA	$5,799	$(6,071)	$11,630	$(111)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net cash provided by operating activities	$9,149	$13,636	$8,976	$12,069
Changes in working capital and other items	(2,775)	(19,143)	3,733	(10,906)
Noncash adjustments to net income (loss)	(575)	(564)	(1,079)	(1,274)
EBITDA	$5,799	$(6,071)	$11,630	$(111)

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

Cash Flows. Net cash provided by operating activities was $8,976,000 for the six months ended June 30, 2020 compared to $12,069,000 for the same period of 2019. This results in a decrease of $3,093,000 in cash flow provided by operations when comparing the six months ended June 30, 2020 to the six months ended June 30, 2019. This is primarily due to changes to the balances of our operating assets and liabilities.

Net cash used in investing activities was $2,545,000 for the six months ended June 30, 2020 compared to $2,809,000 for the same period of 2019. The decrease in cash used in investing activities between periods of $264,000 was primarily due to $293,000 of additional cash capital expenditures during the six months ended June 30, 2019.

Net cash used in financing activities was $2,959,000 for the six months ended June 30, 2020 and was primarily comprised of principal payments of $7,842,000 and $1,474,000 under our notes payable and finance leases, respectively, offset by proceeds from a promissory note with Dominion Bank of $6,374,000 evidencing an unsecured loan under the Paycheck Protection Program (the “PPP Loan”). These values include the acceptance and subsequent repayment of the PPP Loan during the second quarter of 2020 which totaled $6,374,000. Net cash used in financing activities for the six months ended June 30, 2019 was $3,973,000 and was primarily comprised of principal payments of $2,331,000 and $1,407,000 under our notes payable and finance leases, respectively.

Capital Expenditures. The Board of Directors approved an initial 2020 capital budget in the amount of $5,000,000 for capital expenditures, which was limited to necessary maintenance capital requirements and incremental recording channel replacement or increase. For the six months ended June 30, 2020, $2,703,000 has been utilized primarily for maintenance capital, additional seismic equipment, and equipment replacement and refurbishment. In recent years, we have funded most of our capital expenditures through cash flow from operations, cash reserves, equipment term loans and finance leases. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings.

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

Under the Revolving Credit Facility, interest will accrue at an annual rate equal to the lesser of (i) 6.00% and (ii) the greater of (a) the prime rate as published from time to time in The Wall Street Journal or (b) 3.50%. We will pay a commitment fee of 0.10% per annum on the difference of (a) $15,000,000 minus the Deposit minus (b) the daily average usage of the Revolving Credit Facility. The Loan Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets. We are also obligated to meet certain financial covenants under the Loan Agreement, including maintaining a tangible net worth of $75,000,000 and specified ratios with respect to current assets and liabilities and debt to tangible net worth. Our obligations under the Loan Agreement are secured by a security interest in the collateral account (including the Deposit) with Dominion Bank and future accounts receivable and related collateral. As of June 30, 2020, we have not borrowed any amounts under the Revolving Credit Facility. The maturity date of the Loan Agreement is September 30, 2020.

We do not currently have any notes payable under the Revolving Credit Facility.

Veritex Letters of Credit. As of June 30, 2020, Veritex has issued us two letters of credit, each of which are secured by a certificate of deposit with Veritex. The first letter of credit is in the amount of $1,767,000 to support payment of our insurance obligations. The second letter of credit is in the amount of $583,000 to support our workers compensation insurance.

Other Indebtedness

As of June 30, 2020, we have two notes payable to a finance company for various insurance premiums totaling $711,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Condensed Consolidated Balance Sheets as of June 30, 2020 include finance leases of $918,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$711	$1,746
Interest rate	4.05% - 4.99%	4.05% - 4.99%

The aggregate maturities of the notes payable as of June 30, 2020 are as follows (in thousands):

July 2020 - June 2021	$711
Total notes payable	$711

The aggregate maturities of finance leases as of June 30, 2020 are as follows (in thousands):

July 2020 - June 2021	$851
July 2021 - June 2022	43
July 2022 - June 2023	24
Obligations under finance leases	$918

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements.

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

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at June 30, 2020. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several small clients.

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

We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At June 30, 2020, cash, restricted cash and short term investments totaled $36,828,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 7 – Operating Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a discussion of the Company’s legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by the risk factors discussed in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, which could materially affect our financial condition or results of operations.

There have been no material changes in our risk factors from those disclosed in our 2019 Annual Report on Form 10-K, as updated by our subsequent Quarterly Report on Form 10-Q.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019, (ii) Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101).

*         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: August 4, 2020	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors, President and Chief Executive Officer

DATE: August 4, 2020	By:	/s/ James K. Brata
James K. Brata
Executive Vice President, Chief Financial Officer, Secretary and Treasurer