Form 10-Q
period 2020-09-30
DAWSON GEOPHYSICAL CO
filed 2020-11-03
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at October 30, 2020
Common Stock, $0.01 par value	23,478,072 shares

DAWSON GEOPHYSICAL COMPANY

INDEX

Page Number
Part I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets at September 30, 2020 (unaudited) and December 31, 2019	3
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (unaudited)	5
Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4. Controls and Procedures	21
Part II. OTHER INFORMATION	21
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	22
Item 6. Exhibits	23
Signatures	24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$45,422	$26,271
Restricted cash	5,000	5,000
Short-term investments	583	2,350
Accounts receivable, net	4,987	24,356
Current maturities of notes receivable	1,434	66
Prepaid expenses and other current assets	3,499	7,575
Total current assets	60,925	65,618

Property and equipment, net	42,449	53,549

Right-of-use assets	5,736	6,605

Notes receivable, net of current maturities	—	1,394

Intangibles, net	375	385

Long-term deferred tax assets, net	—	57

Total assets	$109,485	$127,608

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$908	$3,952
Accrued liabilities:
Payroll costs and other taxes	1,230	1,963
Other	2,304	3,599
Deferred revenue	374	3,481
Current maturities of notes payable and finance leases	215	4,062
Current maturities of operating lease liabilities	1,097	1,200
Total current liabilities	6,128	18,257

Long-term liabilities:
Notes payable and finance leases, net of current maturities	51	96
Operating lease liabilities, net of current maturities	5,157	5,940
Deferred tax liabilities, net	22	—
Other accrued liabilities	—	150
Total long-term liabilities	5,230	6,186

Operating commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
23,526,517 and 23,335,855 shares issued, and 23,478,072 and 23,287,410
shares outstanding at September 30, 2020 and December 31, 2019, respectively	235	233
Additional paid-in capital	154,763	154,235
Retained deficit	(55,078)	(49,731)
Treasury stock, at cost; 48,445 shares	—	—
Accumulated other comprehensive loss, net	(1,793)	(1,572)
Total stockholders’ equity	98,127	103,165

Total liabilities and stockholders’ equity	$109,485	$127,608

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited and amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenues	$8,738	$36,976	$77,216	$112,216
Operating costs:
Operating expenses	9,441	26,030	58,189	92,210
General and administrative	3,270	3,797	11,205	13,390
Depreciation and amortization	4,125	5,238	13,412	16,644
	16,836	35,065	82,806	122,244

(Loss) income from operations	(8,098)	1,911	(5,590)	(10,028)

Other income (expense):
Interest income	106	152	326	445
Interest expense	(10)	(101)	(80)	(381)
Other income (expense), net	177	11	12	433
(Loss) income before income tax	(7,825)	1,973	(5,332)	(9,531)

Income tax (expense) benefit	(15)	25	(15)	146

Net (loss) income	(7,840)	1,998	(5,347)	(9,385)

Other comprehensive income (loss):
Net unrealized income (loss) on foreign exchange rate translation, net	374	(103)	(221)	280

Comprehensive (loss) income	$(7,466)	$1,895	$(5,568)	$(9,105)

Basic (loss) income per share of common stock	$(0.33)	$0.09	$(0.23)	$(0.41)

Diluted (loss) income per share of common stock	$(0.33)	$0.09	$(0.23)	$(0.41)

Weighted average equivalent common shares outstanding	23,423,437	23,222,045	23,350,204	23,152,776

Weighted average equivalent common shares outstanding - assuming dilution	23,423,437	23,337,903	23,350,204	23,152,776

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,347)	$(9,385)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,412	16,644
Operating lease cost	916	903
Non-cash compensation	600	951
Deferred income tax expense (benefit)	79	(209)
Change in other accrued long-term liabilities	(150)	—
Gain on disposal of assets	(3)	(85)
Remeasurement and other	68	(118)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	19,373	(10,549)
Decrease in prepaid expenses and other assets	4,505	2,303
(Decrease) increase in accounts payable	(2,957)	1,793
(Decrease) increase in accrued liabilities	(2,011)	2,332
Decrease in operating lease liabilities	(930)	(852)
Decrease in deferred revenue	(3,107)	(2,531)

Net cash provided by operating activities	24,448	1,197

Cash flows from investing activities:
Capital expenditures, net of non-cash capital expenditures summarized below	(2,822)	(3,649)
Proceeds from maturity of short-term investments	1,767	28,000
Acquisition of short-term investments	—	(24,842)
Proceeds from disposal of assets	225	272
Proceeds from notes receivable	26	38

Net cash used in investing activities	(804)	(181)

Cash flows from financing activities:
Proceeds from notes payable	6,374	—
Principal payments on notes payable	(8,393)	(7,867)
Principal payments on finance leases	(2,291)	(2,126)
Tax withholdings related to stock-based compensation awards	(70)	(236)

Net cash used in financing activities	(4,380)	(10,229)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(113)	154

Net increase (decrease) in cash and cash equivalents and restricted cash	19,151	(9,059)

Cash and cash equivalents and restricted cash at beginning of period	31,271	28,729

Cash and cash equivalents and restricted cash at end of period	$50,422	$19,670

Supplemental cash flow information:
Cash paid for interest	$89	$390
Cash paid for income taxes	$83	$14
Cash received for income taxes	$206	$55

Non-cash operating, investing and financing activities:
Decrease in accrued purchases of property and equipment	$(61)	$(928)
Finance leases incurred	$—	$121
Increase in right-of-use assets and operating lease liabilities	$63	$8,226
Decrease in right-of-use assets for accrued rent	$—	$(497)
Increase in right-of-use assets for prepaid rent	$3	$14
Financed insurance premiums	$433	$337

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and amounts in thousands, except share data)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Retained	Comprehensive
	Of Shares	Amount	Capital	Deficit	(Loss) Income	Total
Balance December 31, 2019	23,335,855	$233	$154,235	$(49,731)	$(1,572)	$103,165
Net income				993		993
Unrealized loss on foreign exchange rate translation					(1,199)
Income tax benefit					—
Other comprehensive loss					(1,199)	(1,199)
Stock-based compensation expense			203			203
Balance March 31, 2020	23,335,855	233	154,438	(48,738)	(2,771)	103,162
Net income				1,500		1,500
Unrealized income on foreign exchange rate translation					604
Income tax expense					—
Other comprehensive income					604	604
Issuance of common stock under stock compensation plans	78,600	1	(1)			—
Stock-based compensation expense			271			271
Shares exchanged for taxes on stock-based compensation	(15,420)	—	(17)			(17)
Balance June 30, 2020	23,399,035	234	154,691	(47,238)	(2,167)	105,520
Net loss				(7,840)		(7,840)
Unrealized income on foreign exchange rate translation					374
Income tax expense					—
Other comprehensive income					374	374
Issuance of common stock under stock compensation plans	157,500	2	(2)			—
Stock-based compensation expense			126			126
Shares exchanged for taxes on stock-based compensation	(30,018)	(1)	(52)			(53)
Balance September 30, 2020	23,526,517	$235	$154,763	$(55,078)	$(1,793)	$98,127

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(unaudited and amounts in thousands, except share data)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Retained	Comprehensive
	Of Shares	Amount	Capital	Deficit	(Loss) Income	Total
Balance December 31, 2018	23,018,441	$230	$153,268	$(34,518)	$(1,964)	$117,016
Net loss				(137)		(137)
Unrealized income on foreign exchange rate translation					269
Income tax expense					(60)
Other comprehensive income					209	209
Issuance of common stock under stock compensation plans	229,459	2	(2)			—
Stock-based compensation expense			297			297
Issuance of common stock as compensation	24,785	—	73			73
Shares exchanged for taxes on stock-based compensation	(53,201)	—	(206)			(206)
Balance March 31, 2019	23,219,484	232	153,430	(34,655)	(1,755)	117,252
Net loss				(11,246)		(11,246)
Unrealized income on foreign exchange rate translation					224
Income tax expense					(50)
Other comprehensive income					174	174
Issuance of common stock under stock compensation plans	34,000		—			—
Stock-based compensation expense			221			221
Issuance of common stock as compensation	29,016	1	73			74
Shares exchanged for taxes on stock-based compensation	(12,400)	—	(30)			(30)
Balance June 30, 2019	23,270,100	233	153,694	(45,901)	(1,581)	106,445
Net income				1,998		1,998
Unrealized loss on foreign exchange rate translation					(133)
Income tax benefit					30
Other comprehensive loss					(103)	(103)
Stock-based compensation expense			209			209
Issuance of common stock as compensation	35,850	—	77			77
Balance September 30, 2019	23,305,950	$233	$153,980	$(43,903)	$(1,684)	$108,626

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Certain prior period amounts in the condensed consolidated financial statements may have been reclassified to conform to the current period’s presentation.

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

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements for the three and nine months ended September 30, 2020 include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Eagle Canada, Inc., Dawson Seismic Services Holdings, Inc., Eagle Canada Seismic Services ULC and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

On January 1, 2020, the Company adopted Topic 326 using the modified retrospective method. The provisions of Topic 326 did not significantly impact the method or timing that the Company recognizes expected credit losses and the cumulative effect of adoption was immaterial on its consolidated financial statements. The Company’s financial instruments within the scope of this guidance primarily includes trade receivables. The Company’s allowance for doubtful accounts was $250,000 at September 30, 2020 and December 31, 2019.

Notes Receivable. The Company’s notes receivable consist of one note receivable from the purchaser of certain dynamite energy source drilling equipment. This note receivable is stated at the unpaid principal balance. An allowance for note losses was not deemed necessary at September 30, 2020. Interest is recognized over the term of the note and is calculated using the simple-interest method. Amounts payable to the Company under the note receivable are fully collateralized by the specific dynamite energy source drilling equipment sold to the note payor. This financial instrument also falls within the scope of Topic 326.

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

Stock-Based Compensation. The Company measures all stock-based compensation awards, which include stock options, restricted stock, restricted stock units and common stock awards, using the fair value method and recognizes compensation expense as operating or general and administrative expense, as appropriate, in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income on a straight-line basis over the vesting period of the related awards.

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

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

At September 30, 2020 and December 31, 2019, the Company’s financial instruments included cash and cash equivalents, restricted cash, short-term investments in certificates of deposit, accounts receivable, notes receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating lease liabilities. Due to the short-term maturities of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes receivable, notes payable, finance leases and operating lease liabilities approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes receivable, notes payable and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Revenues
United States	$8,738	$36,814	$65,408	$96,496
Canada	—	162	11,808	15,720
Total	$8,738	$36,976	$77,216	$112,216

Deferred Costs (in thousands)

Deferred costs are included within prepaid expenses and other current assets. The opening balance of deferred costs was $2,525 and $6,994 at January 1, 2020 and 2019, respectively. The amount of deferred costs incurred to fulfill contracts with customers at September 30, 2020 and 2019 was $417 and $7,001, respectively.

Deferred costs at September 30, 2020 compared to January 1, 2020 decreased primarily as a result of the completion of several projects during that nine month period that had significant deferred fulfillment costs at January 1, 2020. Deferred costs at September 30, 2019 compared to January 1, 2019 remained fairly consistent.

The amount of total deferred costs amortized for the three and nine months ended September 30, 2020 was $1,128 and $12,023, respectively. The amount of total deferred costs amortized for the three and nine months ended September 30, 2019 was $6,806 and $27,253, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue (in thousands)

The opening balance of deferred revenue was $3,481 and $10,501 at January 1, 2020 and 2019, respectively. The Company’s deferred revenue at September 30, 2020 and 2019 was $374 and $7,970, respectively.

Deferred revenue at September 30, 2020 compared to January 1, 2020 and at September 30, 2019 compared to January 1, 2019 decreased primarily as a result of completing projects for clients with large prepayments for third party reimbursables.

Revenue recognized for the three and nine months ended September 30, 2020 that was included in the contract liability balance at the beginning of 2020 was $129 and $3,476, respectively. Revenue recognized for the three and nine months ended September 30, 2019 that was included in the contract liability balance at the beginning of 2019 was $427 and $8,604, respectively.

5. DEBT

Dominion Loan Agreement

On September 30, 2019, the Company entered into a Loan and Security Agreement with Dominion Bank, a Texas state bank (“Dominion Bank”). On September 30, 2020, the Company entered into a Loan Modification Agreement to the Loan and Security Agreement (as amended by the Loan Modification Agreement, the “Loan Agreement”) for the purpose of amending and extending the maturity of the Company’s line of credit with Dominion Bank by one year. The Loan Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an amount up to the lesser of (i) $15,000,000 or (ii) a sum equal to (a) 80% of the Company’s eligible accounts receivable plus 100% of the amount on deposit with Dominion Bank in the Company’s collateral account, consisting of a restricted CDARS account of $5,000,000 (the “Deposit”). As of September 30, 2020, the Company has not borrowed any amounts under the Revolving Credit Facility.

Under the Revolving Credit Facility, interest will accrue at an annual rate equal to the lesser of (i) 6.00% and (ii) the greater of (a) the prime rate as published from time to time in The Wall Street Journal or (b) 3.50%. The Company will pay a commitment fee of 0.10% per annum on the difference of (a) $15,000,000 minus the Deposit minus (b) the daily average usage of the Revolving Credit Facility. The Loan Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets. The Company is also obligated to meet certain financial covenants under the Loan Agreement, including maintaining a tangible net worth of $75,000,000 and specified ratios with respect to current assets and liabilities and debt to tangible net worth. The Company’s obligations under the Loan Agreement are secured by a security interest in the collateral account (including the Deposit) with Dominion Bank and future accounts receivable and related collateral. The maturity date of the Loan Agreement is September 30, 2021.

The Company does not currently have any notes payable under the Revolving Credit Facility.

Veritex Letters of Credit

As of September 30, 2020, Veritex Community Bank (“Veritex”) had issued two letters of credit to the Company, each of which were secured by a certificate of deposit with Veritex. The first letter of credit was in the amount of $1,767,000 to support payment of certain insurance obligations of the Company. The second letter of credit was in the amount of $583,000 to support the Company’s workers compensation insurance. During October of 2020, the letter of credit in the amount of $1,767,000 to support payment of certain insurance obligations of the Company was terminated at the request of the Company because the beneficiary no longer required it to secure such obligations. Also during October of 2020, Veritex, at the Company’s request, terminated the second letter of credit in the amount of $583,000 to support the Company’s workers compensation insurance and the Company simultaneously had a replacement letter of credit issued in the same amount by its principal lender, Dominion Bank. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Other Indebtedness (in thousands)

As of September 30, 2020, the Company has one note payable to a finance company for various insurance premiums totaling $160,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Condensed Consolidated Balance Sheets as of September 30, 2020 include finance leases of $106,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$160	$1,746
Interest rate	4.99%	4.05% - 4.99%

The aggregate maturities of notes payable as of September 30, 2020 are as follows (in thousands):

October 2020 - September 2021	$160
Total notes payable	$160

The aggregate maturities of finance leases as of September 30, 2020 are as follows (in thousands):

October 2020 - September 2021	$55
October 2021 - September 2022	41
October 2022 - September 2023	10
Obligations under finance leases	$106

Interest rates on these leases range from 4.83% to 5.37%.

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

The components of lease cost for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Finance lease cost
Amortization of right-of-use assets	$333	$359	$1,033	$1,062
Interest on lease liabilities	6	41	45	144
Total finance lease cost	339	400	1,078	1,206

Operating lease cost	391	388	1,166	1,197

Short-term lease cost	—	—	—	—
Total lease cost	$730	$788	$2,244	$2,403

Supplemental cash flow information related to leases for the nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(1,183)	$(1,115)
Operating cash flows from finance leases	$(49)	$(148)
Financing cash flows from finance leases	$(2,291)	$(2,126)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$63	$8,226
Finance leases	$—	$121

Supplemental balance sheet information related to leases as of September 30, 2020 and December 31, 2019 was as follows (in thousands):

	September 30,	December 31,
	2020	2019
Operating leases
Operating lease right-of-use assets	$5,736	$6,605

Operating lease liabilities - current	$1,097	$1,200
Operating lease liabilities - long-term	5,157	5,940
Total operating lease liabilities	$6,254	$7,140

Finance leases
Property and equipment, at cost	$8,663	$8,663
Accumulated depreciation	(4,267)	(3,297)
Property and equipment, net	$4,396	$5,366

Finance lease liabilities - current	$55	$2,316
Finance lease liabilities - long-term	51	96
Total finance lease liabilities	$106	$2,412

Weighted average remaining lease term
Operating leases	5.8 years	6.3 years
Finance leases	1.8 years	0.8 years

Weighted average discount rate
Operating leases	5.04%	5.04%
Finance leases	4.99%	4.67%

Maturities of lease liabilities as of September 30, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases
October 2020 - September 2021	$1,386	$60
October 2021 - September 2022	1,234	42
October 2022 - September 2023	1,157	10
October 2023 - September 2024	1,180	—
October 2024 - September 2025	941	—
Thereafter	1,343	—
Total payments under lease agreements	7,241	112

Less imputed interest	(987)	(6)

Total lease liabilities	$6,254	$106

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

8. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing the net (loss) income by the weighted average shares outstanding. Diluted (loss) income per share is computed by dividing the net (loss) income by the weighted average diluted shares outstanding.

The computation of basic and diluted (loss) income per share was as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(7,840)	$1,998	$(5,347)	$(9,385)
Weighted average common shares outstanding
Basic	23,423,437	23,222,045	23,350,204	23,152,776
Dilutive common stock options, restricted stock unit awards and restricted stock awards	—	115,858	—	—
Diluted	23,423,437	23,337,903	23,350,204	23,152,776
Basic (loss) income per share of common stock	$(0.33)	$0.09	$(0.23)	$(0.41)
Diluted (loss) income per share of common stock	$(0.33)	$0.09	$(0.23)	$(0.41)

The Company had a net loss for the three and nine months ended September 30, 2020 and for the nine months ended September 30, 2019. As a result, all stock options, restricted stock unit awards and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for those periods. The Company had net income for the three months ended September 30, 2019 and had 115,858 dilutive restricted stock unit awards and no dilutive common stock options or restricted stock awards for that period.

The following weighted average numbers of stock options, restricted stock unit awards and restricted stock awards have been excluded from the calculation of diluted (loss) income per share of common stock, as their effect would be anti-dilutive for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	—	—	—	67,625
Restricted stock units	242,478	222,000	332,868	471,624
Restricted stock awards	—	—	—	10,874
Total	242,478	222,000	332,868	550,123

9. INCOME TAXES

For the three and nine months ended September 30, 2020, the Company's effective tax rate was -0.2% and -0.3%, respectively. For the three and nine months ended September 30, 2019, the Company’s effective tax rate was -1.3% and 1.5%, respectively. The Company’s effective tax rate decreased compared to the corresponding period from the prior year primarily due to a 2019 PP&E-related tax adjustment.

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

The income tax expense for the three and nine months ended September 30, 2020 is due to current state tax expense. The Company does not include income tax benefits for all of the losses incurred because the Company has recorded valuation allowances against significantly all of its Federal, state and foreign deferred tax assets. The Company has recorded valuation allowances against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, a Federal valuation allowance, a foreign valuation allowance, and additional state valuation allowances were maintained during the nine months ended September 30, 2020 and 2019. In addition, due to the Company’s recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowances considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

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

During the third quarter of 2020, we operated one data acquisition crew with periods of low utilization. The one crew was inactive for the latter part of the third quarter and into the fourth quarter. Based on currently available information, we anticipate operating one crew with periods of low utilization for the foreseeable future in the U.S. and up to two crews in Canada for the winter season in the late fourth quarter of 2020 and first quarter of 2021.

Reduced demand for oil and gas resulting primarily from the worldwide COVID–19 induced economic shutdown negatively impacted our third quarter operations. Project uncertainties remain high and have led to a substantial reduction in demand for our services going forward. Many of the companies we serve have significantly reduced their capital spending plans for the remainder of 2020 and into 2021. Requests for proposals for seismic services continue to come in slowly in both the U.S. and Canada, as well as worldwide.

While oil prices remain in the $40 price per barrel range with a strong likelihood of remaining there through the remainder of 2020, several energy analysts are forecasting meaningful improvements in both oil and natural gas prices in 2021. Despite current challenges, the oil service industry is beginning to experience slight improvements in some areas that include an increase in the number of active rigs and hydraulic fracturing crews deployed in the U.S. In addition, there has been a recent surge in merger and acquisition activity within the oil and gas Exploration and Production sector, of which the impact upon oil service activity is yet to be determined. This recent activity indicates E&P companies will continue their focus on shareholder returns and disciplined capital spending as they seek to develop and produce with increased efficiency by drilling more robust locations. As in the most recent down cycles, we anticipate recovery in seismic data acquisition to somewhat lag behind increases in drilling and completion activities.

In response to these difficult conditions, we are maintaining our focus on cost saving measures while balancing the ability to respond rapidly when market conditions improve. We have taken steps to outsource several ancillary services. These steps, including permitting and surveying, have resulted in reduced salary costs and lower general and administrative expenses. Moreover, we anticipate approximately $4.3 million in annual cost savings as a result of previously enacted cost saving measures.

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

Results of Operations

Operating Revenues. Operating revenues for the third quarter of 2020 decreased 76.4% to $8,738,000 compared to $36,976,000 in the same period of 2019. Operating revenues decreased 31.2% to $77,216,000 during the first nine months of 2020 compared to $112,216,000 in the same period of 2019. The decreased revenue during the third quarter and first nine months of 2020 when compared to the third quarter and first nine months of 2019 is primarily due to low crew utilization during those periods of 2020.

Operating Expenses. Operating expenses for the third quarter of 2020 decreased 63.7% to $9,441,000 compared to $26,030,000 in the same period of 2019. Operating expenses decreased 36.9% to $58,189,000 during the first nine months of 2020 compared to $92,210,000 in the same period of 2019. The decrease in operating expenses was primarily due to a decreased crew count and reduced crew cost structure related to workforce reductions that occurred in the second and third quarters of 2020.

General and Administrative Expenses. General and administrative expenses were 37.4% and 14.5% of revenues in the third quarter and first nine months of 2020, respectively, compared to 10.3% and 11.9% of revenues in the same periods of 2019. General and administrative expenses decreased $527,000 or 13.9% to $3,270,000 during the third quarter of 2020 from $3,797,000 during the same period of 2019, and decreased $2,185,000 or 16.3% to $11,205,000 during the first nine months of 2020 from $13,390,000 during the same period of 2019. The primary factors for the decrease in general and administrative expenses during the third quarter and first nine months of 2020 when compared to the same periods of 2019 was due to workforce reductions, salary reductions, and continued cost reduction efforts by management during the first nine months of 2020.

Depreciation and Amortization Expense. Depreciation and amortization expense for the third quarter and first nine months of 2020 totaled $4,125,000 and $13,412,000, respectively, compared to $5,238,000 and $16,644,000 for the same periods of 2019, respectively. Depreciation expense decreased in 2020 compared to 2019 as a result of multiple years of reduced capital expenditures. Our depreciation expense is expected to remain below that of 2019 for the remainder of 2020 due to the anticipated continuation of maintenance levels of capital expenditures to maintain our existing asset base.

Total operating costs for the third quarter of 2020 were $16,836,000, representing a 52.0% decrease from the same period of 2019. The operating costs for the first nine months of 2020 were $82,806,000, representing a 32.3% decrease from the same period of 2019. This decrease was primarily due to the factors described above.

Income Taxes. Income tax expense for the third quarter and first nine months of 2020 was $15,000 and $15,000, respectively, compared to income tax benefit of $25,000 and $146,000 for the same periods of 2019. These amounts represent effective tax rates of -0.2% and -0.3% for the third quarter and first nine months of 2020, respectively, compared to -1.3% and 1.5% for the third quarter and first nine months of 2019, respectively. The Company’s effective tax rate decreased compared to the corresponding period from the prior year primarily due to a 2019 PP&E-related tax adjustment.

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

The reconciliation of our EBITDA to net (loss) income and to net cash provided by (used in) operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(7,840)	$1,998	$(5,347)	$(9,385)
Depreciation and amortization	4,125	5,238	13,412	16,644
Interest (income) expense, net	(96)	(51)	(246)	(64)
Income tax expense (benefit)	15	(25)	15	(146)
EBITDA	$(3,796)	$7,160	$7,834	$7,049

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net cash provided by (used in) operating activities	$15,472	$(10,872)	$24,448	$1,197
Changes in working capital and other items	(18,831)	18,612	(15,098)	7,706
Noncash adjustments to net (loss) income	(437)	(580)	(1,516)	(1,854)
EBITDA	$(3,796)	$7,160	$7,834	$7,049

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

Cash Flows. Net cash provided by operating activities was $24,448,000 for the nine months ended September 30, 2020 compared to $1,197,000 for the same period of 2019. This results in an increase of $23,251,000 in cash flow provided by operations when comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2019. This is primarily due to changes in the balances of our operating assets and liabilities.

Net cash used in investing activities was $804,000 for the nine months ended September 30, 2020 compared to $181,000 for the same period of 2019. The increase in cash used in investing activities between periods of $623,000 was primarily due to decreased net proceeds from maturities of short-term investments during the nine months ended September 30, 2020.

Net cash used in financing activities was $4,380,000 for the nine months ended September 30, 2020 and was primarily comprised of principal payments of $2,019,000 and $2,291,000 under our notes payable and finance leases, respectively. Net cash used in financing activities for the nine months ended September 30, 2019 was $10,229,000 and was primarily comprised of principal payments of $7,867,000 and $2,126,000 under our notes payable and finance leases, respectively. Additionally, during the second quarter of 2020 we received and repaid proceeds from a promissory note with Dominion Bank of $6,374,000 related to an unsecured loan under the Paycheck Protection Program.

Capital Expenditures. The Board of Directors approved an initial 2020 capital budget in the amount of $5,000,000 for capital expenditures, which was limited to necessary maintenance capital requirements and incremental recording channel replacement or increase. For the nine months ended September 30, 2020, $2,761,000 has been utilized primarily for maintenance capital, additional seismic equipment, and equipment replacement and refurbishment. In recent years, we have funded most of our capital expenditures through cash flow from operations, cash reserves, equipment term loans and finance leases. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings.

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

Loan Agreement

Dominion Credit Facility. On September 30, 2019, we entered into a Loan and Security Agreement with Dominion Bank. On September 30, 2020 we entered into a Loan Modification Agreement to the Loan and Security Agreement (as amended by the Loan Modification Agreement, the “Loan Agreement”) for the purpose of amending and extending the maturity of our line of credit with Dominion Bank by one year. The Loan Agreement provides for a Revolving Credit Facility in an amount up to the lesser of (i) $15,000,000 or (ii) a sum equal to (a) 80% of our eligible accounts receivable plus 100% of the amount on deposit with Dominion Bank in our collateral account, consisting of a restricted CDARS account of $5,000,000. As of September 30, 2020, we have not borrowed any amounts under the Revolving Credit Facility.

Under the Revolving Credit Facility, interest will accrue at an annual rate equal to the lesser of (i) 6.00% and (ii) the greater of (a) the prime rate as published from time to time in The Wall Street Journal or (b) 3.50%. We will pay a commitment fee of 0.10% per annum on the difference of (a) $15,000,000 minus the Deposit minus (b) the daily average usage of the Revolving Credit Facility. The Loan Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets. We are also obligated to meet certain financial covenants under the Loan Agreement, including maintaining a tangible net worth of $75,000,000 and specified ratios with respect to current assets and liabilities and debt to tangible net worth. Our obligations under the Loan Agreement are secured by a security interest in the collateral account (including the Deposit) with Dominion Bank and future accounts receivable and related collateral. The maturity date of the Loan Agreement is September 30, 2021.

We do not currently have any notes payable under the Revolving Credit Facility.

Veritex Letters of Credit. As of September 30, 2020, Veritex had issued us two letters of credit, each of which were secured by a certificate of deposit with Veritex. The first letter of credit was in the amount of $1,767,000 to support payment of certain of our insurance obligations. The second letter of credit was in the amount of $583,000 to support our workers compensation insurance. During October of 2020, the letter of credit in the amount of $1,767,000 to support payment of certain of our insurance obligations was terminated at our request because the beneficiary no longer required it to secure such obligations. Also during October of 2020, Veritex, at our request, terminated the second letter of credit in the amount of $583,000 to support our workers compensation insurance and we simultaneously had a replacement letter of credit issued in the same amount by our principal lender, Dominion Bank. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Other Indebtedness

As of September 30, 2020, we have one note payable to a finance company for various insurance premiums totaling $160,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Condensed Consolidated Balance Sheets as of September 30, 2020 include finance leases of $106,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$160	$1,746
Interest rate	4.99%	4.05% - 4.99%

The aggregate maturities of the notes payable as of September 30, 2020 are as follows (in thousands):

October 2020 - September 2021	$160
Total notes payable	$160

The aggregate maturities of finance leases as of September 30, 2020 are as follows (in thousands):

October 2020 - September 2021	$55
October 2021 - September 2022	41
October 2022 - September 2023	10
Obligations under finance leases	$106

Interest rates on these leases range from 4.83% to 5.37%.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements.

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

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at September 30, 2020. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several small clients.

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

We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At September 30, 2020, cash, restricted cash and short term investments totaled $51,005,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

10.1

Loan Modification Agreement to Loan and Security Agreement, by and between Dawson Geophysical Company and Dominion Bank, dated September 30, 2020, filed on September 30, 2020 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

+10.2

Letter Agreement dated September 30, 2020 between Stephen C. Jumper and Dawson Geophysical Company, filed on September 30, 2020 as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2020 and 2019, (ii) Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101).

*         Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: November 3, 2020	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors, President and Chief Executive Officer

DATE: November 3, 2020	By:	/s/ James K. Brata
James K. Brata
Executive Vice President, Chief Financial Officer, Secretary and Treasurer