Form 10-K
period 2020-12-31
DAWSON GEOPHYSICAL CO
filed 2021-03-16
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻  No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻  No ⌧

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

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ⌧

As of June 30, 2020, the aggregate market value of Dawson Geophysical Company common stock, par value $0.01 per share, held by non-affiliates (based upon the closing transaction price on Nasdaq) was approximately $31,308,000.

On March 11, 2021, there were 23,478,072 shares of Dawson Geophysical Company common stock, $0.01 par value outstanding.

As used in this report, the terms “we,” “our,” “us,” “Dawson” and the “Company” refer to Dawson Geophysical Company unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

DAWSON GEOPHYSICAL COMPANY

FORM 10-K

For the Year Ended December 31, 2020

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements other than statements of historical fact included in this Form 10-K that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” regarding technological advancements and our financial position, business strategy, and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. These risks include, but are not limited to, dependence upon energy industry spending; changes in exploration and production spending by our customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of our customers, particularly during extended periods of low prices for crude oil and natural gas; the volatility of oil and natural gas prices; changes in economic conditions; the severity and duration of the COVID-19 pandemic, related economic repercussions and the resulting negative impact on demand for oil and gas; the current significant surplus in the supply of oil and the ability of OPEC+ to agree on and comply with supply limitations; the duration and magnitude of the unprecedented disruption in the oil and gas industry currently resulting from the impact of the foregoing factors, which is negatively impacting our business; the potential for contract delays; reductions or cancellations of service contracts; limited number of customers; credit risk related to our customers; reduced utilization; high fixed costs of operations and high capital requirements; operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees and remote work arrangements; industry competition; external factors affecting the Company’s crews such as weather interruptions and inability to obtain land access rights of way; whether the Company enters into turnkey or day rate contracts; crew productivity; the availability of capital resources; and disruptions in the global economy. The cautionary statements made in this Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Form 10-K. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. The Company disclaims any intention or obligation to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Except as otherwise specifically noted herein, references herein to the “Company,” “we,” “us” or “our” refer to Dawson Geophysical Company and its consolidated subsidiaries.

We provide our seismic data acquisition services primarily to providers of multi-client data libraries for use in the onshore drilling and production of oil and natural gas in the continental U.S. and Canada, as well as directly to onshore oil and natural gas exploration and development companies. The main factors influencing demand for seismic data acquisition services in our industry are the level of drilling and completion activity by oil and natural gas companies and the size of such companies’ exploration and development budgets, which, in turn, depend largely on current and anticipated future crude oil and natural gas prices and production levels and depletion rates of the companies’ oil and natural gas reserves.

Our seismic data acquisition crews supply seismic data primarily to companies engaged in the exploration and development of oil and natural gas on land and in land-to-water transition areas. Seismic acquisition services of our wholly-owned subsidiary, Eagle Canada Seismic Services ULC (“Eagle Canada”), are also used by the potash mining industry in Canada, and Eagle Canada has particular expertise through its heliportable capabilities. Our clients rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques. In addition, seismic data are sometimes utilized in unconventional reservoirs to identify geo-hazards (such as subsurface faults) for drilling purposes, aid in geo-steering of a horizontal well bore and rock property identification for high grading of well locations and hydraulic fracturing. The majority of our current activity is in areas of unconventional reservoirs.

We acquire geophysical data using the latest in 3-D seismic survey techniques. We introduce acoustic energy into the ground by using vibration equipment or dynamite detonation, depending on the surface terrain, area of operation, and subsurface requirements. The reflected energy, or echoes, are received through geophones, converted into a digital signal at a single or multi-channel recording unit, and then transmitted to a central recording vehicle. Subsurface requirements dictate the number of channels necessary to perform our services. We generally use tens of thousands of recording channels in our 3-D seismic surveys with the largest crew consisting of 50,000 recording and dozens of energy source units. We are capable of deploying multiple crews equipped with this technology on multiple projects simultaneously. Additional recording channels enhance the resolution of the seismic survey through increased imaging analysis and provide improved operational efficiencies for our clients. With our state-of-the-art seismic equipment, including computer technology and multiple channels, we acquire, on an efficient basis, immense volumes of seismic data that, when processed and interpreted, produce precise images of the earth’s subsurface. Our clients then use our seismic data to generate 3-D geologic models that help reduce drilling risks, finding and development costs, and improve recovery rates from existing fields.

In addition to conventional 2-D and 3-D seismic surveys, we provide what the industry refers to as multi-component seismic data surveys. Multi-component surveys involve the recording of alternative seismic waves known as shear waves. Shear waves can be recorded as wave conversion of conventional energy sources (3-C converted waves) or from horizontal vibrator energy source units (shear wave vibrators). Multi-component data are utilized in further analysis of subsurface rock type, fabric and reservoir characterization. We own equipment required for onshore multi-component surveys. The majority of the projects in Canada require multi-component recording equipment. We have operated one to two multi-component equipped crews in the U.S. periodically over the past few years. The use of multi-component seismic data could increase in North America over the next few years if industry conditions improve and potentially require capital expenditures for additional equipment.

In recent years, we have begun providing surface recorded microseismic services utilizing equipment we own. Microseismic monitoring is used by clients who use hydraulic fracturing to extract hydrocarbon deposits to monitor their hydraulic fracturing operations.

We market and supplement our services in the continental U.S. from our headquarters in Midland, Texas and from additional offices in two other cities in Texas (Houston and Plano) as well as one additional state, Oklahoma (Oklahoma City). In addition, we market and supplement our services in Canada from our facilities in Calgary, Alberta.

The Industry

Technological advances in seismic equipment and computing allow the seismic industry to acquire and process, on an efficient basis, immense volumes of seismic data which produce precise images of the earth’s subsurface. The latest accepted method of seismic data acquisition, processing, and the subsequent interpretation of the processed data is the 3-D seismic method. Geophysicists use computer workstations to interpret 3-D data volumes, identify subsurface anomalies, and generate a geologic model of subsurface features. In contrast with the 3-D method, the 2-D method involves the collection of seismic data in a linear fashion, thus generating a single plane of subsurface seismic data. Over recent years, the size of our surveys and density of recording channels and vibrator energy source units has increased resulting in an increase in required recording channels and energy source units to perform such surveys. The trend for our industry has been a shift to fewer, larger channel count crews operating with an increase in the number of energy source units. We do operate smaller crews from time to time depending on the requirements of the specific project.

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

Currently, the North American seismic data acquisition industry includes a number of primary competitors which includes us, SAExploration Holdings, Inc. (“SAE”), Echo Seismic Ltd. (“ECHO”), Breckenridge Geophysical Inc. (“Breckenridge”), and Paragon Geophysical Services, Inc. (“Paragon”), along with other smaller companies which generally run one or two small channel count seismic crews and often specialize in specific regions or types of operations.

Equipment and Crews

In recent years, we have experienced continued increases in recording channel capacity and vibrator energy source units on a per crew or project basis. This increase in channel count and energy source unit demand is driven by client needs and is necessary in order to produce higher resolution images, increase crew efficiencies and undertake larger scale projects. Due to the increase in demand for higher channel counts, we continued in recent years to make investments in additional channels. In response to project-based channel requirements, we routinely deploy a variable number of channels on a variable number of crews in an effort to maximize asset utilization and meet client needs. While the number of recording systems we own may exceed the number utilized in the field at any given time, we maintain the excess equipment to provide additional operational flexibility and to allow us to quickly deploy additional recording channels and energy source units as needed to respond to client demand and desire for improved data quality with greater subsurface images. We believe we will realize the benefit of increased channel counts and flexibility of deployment through increased crew efficiencies, higher revenues and margins with improved conditions.

In recent years, we have purchased or leased a significant number of cableless recording channels. We utilize this equipment primarily as stand-alone recording systems. As a result of the introduction of cableless recording systems, we have realized increased crew efficiencies and increased channels on projects using this equipment. We believe we will experience continued demand for cableless recording systems and increased channel count in the future.

As of December 31, 2020, we operate 116 vibrator energy source units and approximately 275,000 recording channels. The recording channels consist of 102,000 single-channel GSR/GSX boxes, 150,000 channels of GSR Multi-channel boxes and a 24,000 channel INOVA Hawk System. Each crew consists of approximately 40 to 100 technicians with associated vehicles, geophones, a seismic recording system, energy sources, cables, and a variety of other equipment. The GSR/GSX and INOVA Hawk crews utilize a recorder to manage the data acquisition while the individual system captures and holds the data until they are placed in the Data Transfer Module. The data is then transferred to various data storage media, which are delivered to a data processing center selected by the client.

Equipment Acquisition and Capital Expenditures

We monitor and evaluate advances in geophysical technology and commit capital funds to purchase the equipment we deem most effective to maintain our competitive position. Purchasing and updating seismic equipment and technology involves a commitment to capital spending. We also tie our capital expenditures closely to demand for our services. Beginning in 2014, we adopted a maintenance capital expenditures program due to the belief that our equipment base was sufficient to meet current demand; however, our Board of Directors may increase the capital budget in response to strategic opportunities to acquire seismic recording equipment. Our Board of Directors approved a maintenance capital expenditure budget of $5,000,000 for 2020 of which we utilized $2,786,000 during the 12 months ended December 31, 2020. Our Board of Directors has approved an initial maintenance capital expenditure budget of $1,000,000 for 2021.

Clients

Our services are marketed by supervisory and executive personnel who contact clients to determine geophysical needs and respond to client inquiries regarding the availability of crews or processing schedules. These contacts are based principally upon professional relationships developed over a number of years.

Our clients range from major oil and gas companies to small independent oil and gas operators and also providers of multi-client data libraries. The services we provide to our clients vary according to the size and needs of each client. During the twelve months ended December 31, 2020, sales to three clients represented approximately 69% of our revenues. We anticipate that sales to these clients will represent a smaller percentage of our overall revenues during 2021. The remaining balance of our revenues were derived from varied clients and none represented 10% or more of our revenues.

We historically have not acquired seismic data for our own account or for future sale, maintain multi-client seismic data libraries, or participate in oil and gas ventures. The results of seismic surveys conducted for a client belong to that client. It is also our policy that none of our officers, directors or employees actively participate in oil and natural gas ventures. All of our clients’ information is maintained in the strictest confidence.

Domestic and Foreign Operations

We derive our revenue from domestic and foreign sources.

Refer to “Note 15, Areas of Operation” to the Consolidated Financial Statements incorporated by reference herein for additional details.

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

Competition

The acquisition of seismic data for the oil and natural gas industry is a highly competitive business. Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although factors other than price, such as crew safety, performance history, and technological and operational expertise, are often determinative. Our primary competition includes SAE, ECHO, Breckenridge, and Paragon. In addition to these previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two small channel count crews. Further, the barriers to entry in the seismic industry are substantial but not prohibitive. The recent increase in channel count and number of energy source units required for larger projects makes it more costly and timely for new seismic companies or those outside of the U.S. to enter the domestic market and compete with us.

Employees

As of December 31, 2020, we employed 219 full-time employees, of which 53 consisted of management, sales, and administrative personnel with the remainder being crew and crew support personnel. Our employees are not represented by a labor union. We believe we have good relations with our employees.

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

Current macroeconomic conditions, including the ongoing COVID-19 pandemic, have had, and are expected to continue to have, a significant impact on oil and gas commodity prices and, therefore, demand for our services and, depending on the duration and severity, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We face various risks related to the ongoing COVID-19 pandemic and any future health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial condition, results of operations and cash flows.

Our business and financial results may be negatively impacted by health epidemics, pandemics and similar outbreaks. The ongoing COVID-19 pandemic and the measures and mandates to try to contain its spread and mitigate its public health effects, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, have impacted and are expected to continue to impact our workforce and operations, the operations of our customers, and those of our vendors and suppliers. There is considerable uncertainty regarding the duration and severity of such measures and potential future measures, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Despite our ongoing efforts to manage these impacts, their ultimate effect on us depends on factors beyond our knowledge or control. And any future health epidemics, pandemics or similar outbreaks could also have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Demand for our services depends upon the level of expenditures by oil and natural gas companies for exploration, production, development and field management activities, which depend primarily on oil and natural gas prices. Significant fluctuations in domestic oil and natural gas exploration activities and commodity prices have affected, and will continue to affect, demand for our services and our results of operations. We could be adversely impacted if the level of such exploration activities and the prices for oil and natural gas were to significantly decline in the future. In addition to the market prices of oil and natural gas, the willingness of our clients to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which our management has no control, including general economic conditions and the availability of credit. Any prolonged reduction in the overall level of exploration and development activities, whether resulting from changes in oil and natural gas prices or otherwise, could adversely impact us in many ways by negatively affecting:

●	our revenues, cash flows, and profitability;
●	our ability to maintain or increase our borrowing capacity;
●	our ability to obtain additional capital to finance our business and the cost of that capital; and
●	our ability to attract and retain skilled personnel whom we would need in the event of an upturn in the demand for our services.

Worldwide political, economic, and military events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Depending on the market prices of oil and natural gas, oil and natural gas exploration and development companies may cancel or curtail their capital expenditure and drilling programs, thereby reducing demand for our services, or may become unable to pay, or have to delay payment of, amounts owed to us for our services. Oil and natural gas prices have been highly volatile historically and, we believe, will continue to be so in the future. Many factors beyond our control affect oil and natural gas prices, including:

●	the cost of exploring for, producing, and delivering oil and natural gas;
●	the discovery rate of new oil and natural gas reserves;
●	the rate of decline of existing and new oil and natural gas reserves;
●	available pipeline and other oil and natural gas transportation capacity;
●	the ability of oil and natural gas companies to raise capital and debt financing;
●	actions by OPEC (the Organization of Petroleum Exporting Countries);
●	political instability in the Middle East and other major oil and natural gas producing regions;
●	economic conditions in the U.S. and elsewhere;
●	domestic and foreign tax policy;
●	domestic and foreign energy policy including increased emphasis on alternative sources of energy;
●	weather conditions in the U.S., Canada and elsewhere;
●	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

●	the price of foreign imports of oil and natural gas; and
●	the overall supply and demand for oil and natural gas.

A limited number of clients operating in a single industry account for a significant portion of our revenues, and the loss of one of these clients could adversely affect our results of operations.

We derive a significant amount of our revenues from a relatively small number of oil and gas exploration and development companies and providers of multi-client data libraries. During the twelve months ended December 31, 2020, our three largest clients accounted for approximately 69% of our revenues. If these clients, or any of our other significant clients, were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, experience financial difficulties or for any other reason, our results of operations could be adversely affected.

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

Our revenues, operating results and cash flows may fluctuate from period to period. These fluctuations are attributable to the level of new business in a particular period, the timing of the initiation, progress or cancellation of significant projects, higher revenues and expenses on our dynamite contracts, and costs we incur to train new crews we may add in the future to meet increased client demand. Fluctuations in our operating results may also be affected by other factors that are outside of our control such as permit delays, weather delays and crew productivity. Oil and natural gas prices have continued to be volatile and have resulted in significant demand fluctuations for our services. There can be no assurance of future oil and gas price levels or stability. Our operations in Canada are also seasonal as a result of the thawing season and we have historically experienced limited Canadian activity during the second and third quarters of each year. The demand for our services would be adversely affected by a significant reduction in oil and natural gas prices and by climate change legislation or material changes to U.S. energy policy. Because our business has high fixed costs, the negative effect of one or more of these factors could trigger wide variations in our operating revenues, cash flows, EBITDA, margin, and profitability from quarter-to-quarter, rendering quarter-to-quarter comparisons unreliable as an indicator of performance. Due to the factors discussed above, you should not expect sequential growth in our quarterly revenues and profitability.

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

We incur losses.

We incurred net losses of $13,196,000 for the twelve months ended December 31, 2020 and $15,213,000 for the twelve months ended December 31, 2019.

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

We have indebtedness from time to time under credit facilities with a commercial bank, and certain of our accounts receivable and a restricted CDARS account are pledged as collateral for these obligations. Our ability to borrow may be limited if our accounts receivable decreases.

From time to time, we may have indebtedness under credit facilities with a commercial bank. We maintain a restricted CDARS account with our commercial bank which can be used as collateral against future borrowings. If we are unable to repay all secured borrowings when due, whether at maturity or if declared due and payable following a default, our lenders have the right to proceed against the deposit pledged to secure the indebtedness and may liquidate the CDARS account in order to repay those borrowings, which could materially harm our business, financial condition and results of operations. Our ability to borrow funds under our revolving line of credit is tied to the value of our collateral account with our commercial bank as well as the amount of our eligible accounts receivable. If our accounts receivable decrease materially for any reason, including delays, reductions or cancellations by clients or decreased demand for our services, our ability to borrow to fund operations or other obligations may be limited.

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

We face intense competition in our business, which could result in downward pricing pressure and the loss of market share.

The seismic data acquisition services industry is a highly competitive business in the continental U.S. and Canada. Additionally, the seismic data acquisition business is extremely price competitive and has a history of periods in which seismic contractors bid jobs below cost and, therefore, adversely affected industry pricing. Many contracts are awarded on a bid basis, which may further increase competition based primarily on price. Further, the barriers to entry in the seismic industry are substantial but not prohibitive. The recent increase in channel count and number of energy source units required for larger projects makes it more costly and timely for new seismic companies or those outside of the U.S. to enter the domestic market and compete with us.

Inclement weather may adversely affect our ability to complete projects and could, therefore, adversely affect our results of operations.

Our seismic data acquisition operations could be adversely affected by inclement weather conditions. Delays associated with weather conditions could adversely affect our results of operations. For example, weather delays could affect our operations on a particular project or an entire region and could lengthen the time to complete data acquisition projects. In addition, even if we negotiate weather protection provisions in our contracts, we may not be fully compensated by our clients for delays caused by inclement weather. As evidenced by the recent statewide winter storm in Texas in February 2021, the ability of our crews to operate could be impacted by weather conditions for extended periods, particularly if widespread power or water outages persist. While this event did not materially impact our operations for an extended period, similar events could create circumstances that have a material adverse effect on our operating results for the period involved.

Our operations are subject to delays related to obtaining land access rights of way from third parties, which could affect our results of operations.

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

Seismic data acquisition and data processing technologies historically have progressed steadily, and we expect this trend to continue. In order to remain competitive, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities. Our working capital requirements remain high, primarily due to the expansion of our infrastructure in response to client demand for cableless recording systems and more recording channels, which has increased as the industry strives for improved data quality with greater subsurface resolution images. Our sources of working capital are limited. We have historically funded our working capital requirements primarily with cash generated from operations, cash reserves and, from time to time, borrowings from commercial banks. In recent years, we have funded some of our capital expenditures through equipment term loans and finance leases. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings. If we were to expand our operations at a rate exceeding operating cash flow, if current demand or pricing of geophysical services were to decrease substantially, or if technical advances or competitive pressures required us to acquire new equipment faster than our cash flow could sustain, additional financing could be required. If we were not able to obtain such financing or renew our existing revolving line of credit when needed, it could have a negative impact on our ability to pursue expansion and maintain our competitive advantage.

Technological change in our business creates risks of technological obsolescence and requirements for future capital expenditures. If we are unable to keep up with these technological advances, we may not be able to compete effectively.

Seismic data acquisition technologies historically have steadily improved and progressed, and we expect this progression to continue. We are in a capital-intensive industry and, in order to remain competitive, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities. However, we may have limitations on our ability to obtain the financing necessary to enable us to purchase state-of-the-art equipment, and certain of our competitors may be able to purchase newer equipment when we may not be able to do so, thus affecting our ability to compete.

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

Our stock price is subject to significant volatility. Overall market conditions, including a decline in oil and natural gas prices and other risks and uncertainties described in this “Risk Factors” section and in our other filings with the SEC, could cause the market price of our common stock to fall. Our high and low sales prices of our common stock for the twelve months ended December 31, 2020 were $2.93 and $0.84, respectively. Further, the high and low sales prices of our common stock for the twelve months ended December 31, 2019 were $4.28 and $1.90, respectively.

Our common stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “DWSN.” However, daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities. For example, during 2020 our daily trading volume was as low as 2,200 shares. It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.

Our common stock traded below $5.00 per share for the past year, and when it trades below $5.00 per share it may be considered a low-priced stock and may be subject to regulations that limit or restrict the potential market for the stock.

Our common stock may be considered a low-priced stock pursuant to rules promulgated under the Exchange Act, if it continues to trade below a price of $5.00 per share. Under these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stock, the broker-dealer’s duties, the client’s rights and remedies, and certain market and other information, and make a suitability determination approving the client for low-priced stock transactions based on the client’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing and provide monthly account statements to the client, and obtain specific written consent of the client. With these restrictions, the likely effect of designation as a low-price stock would be to decrease the willingness of broker-dealers to make a market for our common stock, to decrease the liquidity of the stock, and to increase the transaction costs of sales and purchases of such stocks compared to other securities. Our common stock traded below a price of $5.00 per share for the duration of 2020 and we cannot guarantee that our common stock will trade at a price greater than $5.00 per share.

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

Certain provisions of our amended and restated certificate of formation, or other governing documents and agreements that currently exist or could exist in the future, may make it difficult for a third party to acquire us in the future or may adversely impact your ability to obtain a premium in connection with a future change of control transaction.

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

Our business is subject to government regulation, which may adversely affect our future operations.

Our operations are subject to a variety of federal, state, provincial and local laws and regulations, including laws and regulations relating to the protection of the environment and archeological sites and those that may result from climate change legislation or executive orders that could negatively impact the exploration and production of oil and gas, including the recent executive order from the new U.S. presidential administration pausing any new oil and gas auctions on federal land and water and potential related or similar executive orders or legislation. Canadian operations have been historically cyclical due to governmental restrictions on seismic acquisition during certain periods. As a result, there is a risk that there will be a significant amount of unused equipment during those periods. We are required to expend financial and managerial resources to comply with such laws and related permit requirements in our operations, and we anticipate that we will continue to be required to do so in the future. Although such expenditures historically have not been material to us, the fact that such laws or regulations change frequently makes it impossible for us to predict the cost or impact of such laws and regulations on our future operations. The adoption of laws and regulations that have the effect of reducing or curtailing exploration and development activities by energy companies could also adversely affect our operations by reducing the demand for our services.

Current and future legislation or regulation relating to climate change could negatively affect the exploration and production of oil and gas and adversely affect demand for our services.

In response to concerns suggesting that emissions of certain gases, commonly referred to as “greenhouse gases” (“GHG”) (including carbon dioxide and methane), may be contributing to global climate change, legislative and regulatory measures to address the concerns are in various phases of discussion or implementation at the national and state levels. Many states, either individually or through multi-state regional initiatives, have already taken legal measures intended to reduce GHG emissions, primarily through the planned development of GHG emission inventories and/or GHG cap and trade programs. Although various climate change legislative measures have periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate both in the United States and internationally regarding the impact of these gases and possible means for their regulation, it is not possible at this time to predict whether or when Congress may act on climate change legislation. However, future actions that require substantial reductions in carbon emissions could be costly and difficult to implement.

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

In addition, the United States was actively involved in the United Nations Conference on Climate Change in Paris, which led to the creation of the Paris Agreement. In April 2016, the United States signed the Paris Agreement, which requires countries to review and “represent a progression” in their nationally determined contributions, which set emissions reduction goals, every five years. In November 2019, the State Department formally informed the United Nations of the United States’ withdrawal from the Paris Agreement. In February 2021, the State Department formally informed the United Nations of the United States’ intent to rejoin the Paris Agreement which formally starts the 30-day process of bringing the United States back into the accord. Additional legislation or regulation by states and regions, the EPA, and/or any international agreements to which the United States may become a party that control or limit GHG emissions or otherwise seek to address climate change could adversely affect our operations.

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

We also have additional offices in two other cities in Texas: Houston and Plano. Our Houston sales office is in an 8,161 square foot facility. Our office in Plano, Texas consists of 7,797 square feet of office space.

We lease an 1,801 square foot facility in Denver, Colorado. We also lease a 7,480 square foot facility in Oklahoma City, Oklahoma as a sales office.

We lease a 15,020 square foot facility in Calgary, Alberta consisting of office, warehouse and shop space.

We believe that our existing facilities are being appropriately utilized in line with past experience and are well maintained, suitable for their intended use, and adequate to meet our current and future operating requirements.

Item 3.  LEGAL PROCEEDINGS

For a discussion of certain contingencies and legal proceedings affecting the Company, please refer to “Note 16, Commitments and Contingencies” to the Consolidated Financial Statements incorporated by reference herein.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5.  MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NASDAQ under the symbol “DWSN.” The table below represents the high and low sales prices per share for the periods shown.

Three Months Ended	High	Low
March 29, 2019	$4.28	$2.88
June 28, 2019	$3.20	$2.01
September 30, 2019	$2.75	$1.90
December 30, 2019	$2.88	$1.93
March 31, 2020	$2.93	$0.84
June 30, 2020	$2.05	$0.85
September 30, 2020	$2.21	$1.34
December 30, 2020	$2.35	$1.66

As of March 11, 2020, the market price for our common stock was $2.75 per share, and we had 106 common stockholders of record, as reported by our transfer agent.

No dividends were paid in 2020 or 2019. While there are currently no restrictions prohibiting us from paying dividends to our shareholders, our Board of Directors, after consideration of economic and market conditions affecting the energy industry in general, and the oilfield services business in particular, determined that we would not pay a dividend in respect of our common stock for the foreseeable future. Payment of any dividends in the future will be at the discretion of our board and will depend on our financial condition, results of operations, capital and legal requirements, and other factors deemed relevant by the board.

The following table summarizes certain information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2020. See information and definitions regarding material features of the plans in “Note 8, Stock-Based Compensation” to the Consolidated Financial Statements incorporated by reference herein.

Equity Compensation Plan Information

Number of
	Securities to be			Number of Securities
	Issued Upon			Remaining Available
	Exercise or	Weighted Average		for Future Issuance
	Vesting of	Exercise Price		Under the Equity
	Outstanding	of Outstanding		Compensation Plan
	Options,	Options,		(Excluding Securities
	Warrants and	Warrants and		Reflected in
Plan Category	Rights	Rights		Column (a))
(a)
2016 Plan
Equity compensation plan approved by security holders	174,000	$—	(1)	1,376,299
Equity compensation plans not approved by security holders	—	—		—
Total	174,000	$—		1,376,299
(1)	Restricted stock unit awards have no exercise price.

Item 6.  SELECTED FINANCIAL DATA

Not applicable.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Form 10-K. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, business strategy, objectives, expectations and intentions. This discussion contains forward-looking statements that involve risks and uncertainties. Please see “Business,” “Disclosure Regarding Forward-Looking Statements” and “Risk Factors” elsewhere in this Form 10-K.

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

During the fourth quarter of 2020, we operated one data acquisition crew with periods of low utilization in the U.S. The one crew was inactive for the latter part of the third quarter and well into the fourth quarter. Based on currently available information, we anticipate operating one crew in the U.S. through the first quarter with likely sustained periods of downtime and one crew in Canada for the winter season ending at the end of the first quarter of 2021. While visibility remains limited beyond the first quarter, we maintain the ability to deploy additional crews on short notice when market conditions improve. Reflected in both the fourth quarter and year end results is a non-cash impairment of approximately $1.6 million related to a note receivable and bad debt expense.

Fiscal 2020 was a year of unprecedented adversity. We started out the first half of the year with our best financial and operational results in many years. We operated three large channel count crews in the U.S. and up to three crews in the Canada during the first quarter of 2020. We continued profitability in the second quarter with the operation of two large channel count crews. As reported in our second quarter earnings release, we began to experience the dramatic impact of the COVID-19 related economic lockdowns in late spring and early summer. As oil prices began to trade at significantly low levels, Exploration and Production (“E&P”) companies reduced their capital budgets and spending, which in turn, negatively impacted demand for our services. As a result, crew deployment lessened and utilization of our existing channels dropped. Utilization levels went from strong and promising in the first half of the year to weak for periods of time in the second half of the year.

Even though we have seen some gradual uptick in oil prices, current requests for proposals for our services in both the U.S. and Canada remain challenged. We are beginning to see signs of modest recovery in the oilfield service space as the oil and gas industry has experienced slight economic improvements in the number of active drilling rigs and hydraulic fracturing crews deployed in the U.S.

On a different note, the decrease in overall activity and financial difficulties led to an increase in merger and acquisition (“M&A”) activity as some E&P companies have chosen to consolidate with others. At this time, we are unable to forecast the impact that this activity will have on the demand for our services as E&P companies re-evaluate their capital spending projects. However, this recent M&A activity indicates E&P companies will continue their focus on shareholder returns and disciplined capital spending as they seek to develop and produce oil and natural gas with increased efficiency by prioritizing their most economic drilling locations. This need for increased efficiencies promotes demand for seismic data acquisition and the services we provide. As in the most recent down cycles, we anticipate recovery in seismic data acquisition to somewhat lag behind increases in drilling and completion activities. The overall effect of the current administration’s order to pause oil and gas leasing and issuance of new drilling permits on federal lands will have on us is yet to be determined, however, we anticipate activity among E&P companies to be cautious in many of the Western States such as New Mexico, Utah and Wyoming.

In response to these difficult conditions, we are maintaining our focus on cost saving measures while balancing the ability to respond rapidly when market conditions improve. In addition, we remain fully committed to our longstanding focus on the health and safety of our employees, vendors and clients, the environment (both public and private), compliance with corporate governance policies, transparency in SEC reporting and requirements of the Sarbanes-Oxley Act. As previously reported in our third quarter 2020 earnings press release, we have taken steps to outsource several ancillary services. These steps, including permitting and surveying, have resulted in reduced salary costs and lower general and administrative expenses. Moreover, as previously reported in our second quarter 2020 earnings press release, we anticipate approximately $4.3 million in annual cost savings as a result of previously enacted cost saving measures.

Despite the setbacks thrust upon us by the worldwide COVID-19 pandemic, we are determined to press forward and deliver the highest quality services for our clients. Our state-of-the-art equipment inventory, our strong and unleveraged balance sheet and our dedicated work force positions us for a healthy recovery when market conditions improve. As mentioned above, conditions are difficult and will remain so for the near-term pending continued improvement and stabilization in oil prices, but we are confident in the future and that we are properly focused on upcoming opportunities.

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

The majority of our revenues were derived from turnkey contracts for the years ending December 31, 2020 and 2019. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the majority of our contracts to be turnkey as we continue our operations in the mid-continent, western and southwestern regions of the U.S. in which turnkey contracts are more common.

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

Results of Operations

Year Ended December 31, 2020 versus Year Ended December 31, 2019

Operating Revenues. Operating revenues for the year ended December 31, 2020 were $86,100,000 compared to $145,773,000 for the same period of 2019. The decrease in revenues for the year ended December 31, 2020 compared to the same period of 2019 was primarily a result of decreased equipment and crew utilization.

Operating Expenses. Operating expenses for the year ended December 31, 2020 decreased to $68,998,000 compared to $123,024,000 for the same period of 2019. The decrease in operating expenses was mainly due to an overall decrease in crew production and utilization.

General and Administrative Expenses. General and administrative expenses were 16.2% of revenues in the year ended December 31, 2020 compared to 11.8% of revenues in the same period of 2019 primarily due to a decrease in operating revenues discussed above. General and administrative expenses decreased to $13,920,000 during the year ended December 31, 2020 from $17,169,000 during the same period of 2019. The primary factors for the decrease in general and administrative expenses are related to continued cost cutting strategies implemented by the Company.

Depreciation Expense. Depreciation for the year ended December 31, 2020 was $17,174,000 compared to $21,826,000 for the same period of 2019. The decrease in depreciation expense is a result of limiting capital expenditures to necessary maintenance capital requirements in recent years. Our depreciation expense is expected to remain flat or decline slightly during 2021 primarily due to limited capital expenditures to maintain our existing asset base.

Our total operating costs for the year ended December 31, 2020 were $100,092,000, representing a 38.2% decrease from the corresponding period of 2019. This change was primarily due to the factors described above.

Income Taxes. Income tax expense was $24,000 for the year ended December 31, 2020 compared to income tax benefit of $239,000 for the same period of 2019. The effective tax expense/benefit rates for the years ended December 31, 2020 and 2019 were approximately -0.2% and 1.5%, respectively. Our effective tax rate decreased compared to the corresponding period from the prior year primarily due to state income taxes. Our effective tax rates differ from the statutory federal rate of 21% for certain items such as state and local taxes, valuation allowances, non-deductible expenses and discrete items.

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

The reconciliation of our EBITDA to our net loss and net cash provided by operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Year Ended December 31,
	2020	2019
Net loss	$(13,196)	$(15,213)
Depreciation and amortization	17,174	21,826
Interest (income) expense, net	(319)	(113)
Income tax expense (benefit)	24	(239)
EBITDA	$3,683	$6,261

	Year Ended December 31,
	2020	2019
Net cash provided by operating activities	$19,641	$9,480
Changes in working capital and other items	(12,444)	(812)
Non-cash adjustments to net loss	(3,514)	(2,407)
EBITDA	$3,683	$6,261

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

Cash Flows. The following table shows our sources and uses of cash (in thousands) for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Net cash provided by (used in)
Operating activities	$19,641	$9,480
Investing activities	(512)	4,185
Financing activities	(4,534)	(11,256)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	89	133
Net change in cash and cash equivalents and restricted cash	$14,684	$2,542

Year Ended December 31, 2020 versus Year Ended December 31, 2019

Net cash provided by operating activities was $19,641,000 and $9,480,000 for the years ended December 31, 2020 and 2019, respectively. The increase in cash provided by operating activities was primarily due to a decrease in our operating level of accounts receivable as of December 31, 2020.

Net cash used in investing activities was $512,000 for the year ended December 31, 2020 and includes $1,767,000 of proceeds from maturities of short-term investments that were not reinvested offset by cash capital expenditures of $2,847,000. Net cash provided by investing activities was $4,185,000 for the year ended December 31, 2019 and includes $8,233,000 of proceeds from maturities of short-term investments that were not reinvested offset by cash capital expenditures of $4,396,000.

Net cash used in financing activities was $4,534,000 for the year ended December 31, 2020 and includes principal payments of $2,138,000 on our notes and $2,326,000 on our finance leases and outflows of $70,000 associated with taxes related to stock vesting. Additionally, during the second quarter of 2020, we received proceeds from a promissory note with Dominion Bank of $6,374,000 related to an unsecured loan under the Paycheck Protection Program and repaid such loan in its entirety shortly after we received the proceeds. Net cash used in financing activities was $11,256,000 for the year ended December 31, 2019 and includes principal payments of $8,165,000 on our notes and $2,855,000 on our finance leases and outflows of $236,000 associated with taxes related to stock vesting.

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

Dominion Loan Agreement. On September 30, 2019, we entered into a Loan and Security Agreement with Dominion Bank. On September 30, 2020, we entered into a Loan Modification Agreement to the Loan and Security Agreement (as amended by the Loan Modification Agreement, the “Loan Agreement”) for the purpose of amending and extending the maturity of our line of credit with Dominion Bank by one year. The Loan Agreement provides for a Revolving Credit Facility in an amount up to the lesser of (i) $15,000,000 or (ii) a sum equal to (a) 80% of our eligible accounts receivable plus 100% of the amount on deposit with Dominion Bank in our collateral account, consisting of a restricted CDARS account of $5,000,000 (the “Deposit”). As of December 31, 2020, we have not borrowed any amounts under the Revolving Credit Facility.

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

Dominion Letters of Credit. As of December 31, 2020, Dominion Bank has issued one letter of credit in the amount of $583,000 to support our workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Other Indebtedness. As of December 31, 2020, we have one note payable to a finance company for various insurance premiums totaling $40,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Consolidated Balance Sheet as of December 31, 2020 includes finance leases of $98,000.

Contractual Obligations. We believe that our capital resources, including our short-term investments, cash flow from operations, and funds available under our Revolving Credit Facility, will be adequate to meet our current operational needs. We believe that we will be able to finance our 2021 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our Revolving Credit Facility. However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic climate adversely affects the ability of our customers, and/or potential customers, to promptly pay amounts owing to us under their service contracts with us.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements.

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

Allowance for Doubtful Accounts. In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments, requiring entities to measure expected credit losses for certain financial assets using a new, forward-looking current expected credit loss model (“CECL”) which will result in the earlier recognition of allowances for losses. CECL is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. This ASU requires a modified retrospective approach with a cumulative-effect adjustment to retained earnings for additional loss allowances, if any, as of the beginning of the first reporting period of adoption. Additional ASU’s were issued subsequently that provided additional guidance.

On January 1, 2020, we adopted Topic 326 and had no cumulative-effect adjustment needed to our retained earnings as our loss allowance was deemed sufficient. Our financial instruments within the scope of this guidance primarily includes trade receivables and a note receivable. We have made an accounting policy election to write off accrued interest amounts by reversing interest income.

Our allowance for doubtful accounts reflects our current estimate of credit losses expected to be incurred over the life of the financial instrument and is determined based on a number of factors. We prepare our allowance for doubtful accounts receivable based on our review of past-due accounts, our past experience of historical write-offs, our current client base, when customer accounts exceed 90 days past due and specific customer account reviews. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of our clients. Our allowance for doubtful accounts was $250,000 at December 31, 2020 and 2019.

Impairment of Long-Lived Assets. We review long-lived assets for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets, and the fair value of the assets is below the carrying value of the assets. Our forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on our anticipated future results while considering anticipated future oil and gas prices, which is fundamental in assessing demand for our services. If the carrying amounts of the assets exceed the estimated expected undiscounted future cash flows, we measure the amount of possible impairment by comparing the carrying amount of the asset to its fair value. No impairment charges were recognized for the years ended December 31, 2020 and 2019.

Leases. We lease certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. We evaluate each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. We are the lessee in a lease contract when we obtain the right to control the asset. The majority of our operating leases are non-cancelable operating leases for office, shop and warehouse space in Midland, Plano, Houston, Denver, Oklahoma City and Calgary, Alberta.

The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets. Assets under finance leases are amortized using the straight-line method over the initial lease term. Amortization of assets under finance leases is included in depreciation expense.

For operating leases, where readily determinable, we use the implicit interest rate in determining the present value of future minimum lease payments. In the absence of an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date. We give consideration to our outstanding debt, as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates. The ROU assets are amortized to operating lease cost over the lease terms on a straight-line basis. We do not recognize leases with an initial term of 12 months or less and we do not separate lease and non-lease components.

Several of our leases include options to renew, with renewal terms that can extend from one to 10 years or more. The exercise of lease renewal options is primarily at our discretion. To measure operating lease recognition, we evaluate our lease agreements to determine if they have economic incentives for renewal or options to purchase. We deem leasehold improvements as one of the few economic incentives that would entice us to renew a lease and all of our leasehold improvements are currently fully amortized.

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

Additionally, our policy includes (i) ignoring the financing component when estimating the transaction price for service contracts completed within one year, (ii) excluding sales tax collected from the customer when determining the transaction price, and (iii) expensing incremental costs to obtain a customer contract if the amortization period for those costs would otherwise be one year or less.

Income Taxes. We account for income taxes by recognizing amounts of taxes payable or refundable for the current year, and by using an asset and liability approach in recognizing the amount of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. We determine deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates of deferred tax assets and liabilities is recognized in income in the year of an enacted rate change. The deferred tax asset is reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Our methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining our annual effective tax rate and the valuation of deferred tax assets, which can create a variance between actual results and estimates and could have a material impact on our provision or benefit for income taxes. Due to recent operating losses and valuation allowances, we may recognize reduced or no tax benefits on future losses on the Consolidated Statements of Operations and Comprehensive Loss. Our effective tax rates differ from the statutory federal rate of 21% for certain items such as state and local taxes, valuation allowances, non-deductible expenses and discrete items.

Recently Issued Accounting Pronouncements

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, which clarifies the Codification or corrects unintended application of guidance by improving the consistency of the codification for disclosure on multiple topics. They are not expected to change current practice. This ASU is effective for the annual period beginning after December 15, 2020, including interim periods within that annual period and should be applied on a retrospective basis for all periods presented. Early adoption is permitted. We are currently implementing the new guidance and it will not have a material impact on our 2021 consolidated financial statements.

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

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at December 31, 2020. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several smaller clients.

We generally provide services to certain key clients that account for a significant percentage of our accounts receivable at any given time. Our key clients vary over time. We extend credit to various companies in the oil and natural gas industry, including our key clients, for the acquisition of seismic data, which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in the economic or other conditions of our key clients and may accordingly impact our overall credit risk. If any of these significant clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, or for any other reason, our results of operations could be affected. Because of the nature of our contracts and clients’ projects, our largest clients can change from year to year, and the largest clients in any year may not be indicative of the largest clients in any subsequent year. During the twelve months ended December 31, 2020, our three largest clients accounted for approximately 69% of revenue. The remaining balance of our revenue derived from varied clients and none represented more than 10% of revenue.

Interest Rate Risk. From time to time, we are exposed to the impact of interest rate changes on the outstanding indebtedness under our Loan Agreement.

We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At December 31, 2020, cash, restricted cash and short term investments totaled $46,538,000.

For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors.”

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages F-1 through F-21 hereof and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer, and our Executive Vice President, Chief Financial Officer, Secretary, and Treasurer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Executive Vice President, Chief Financial Officer, Secretary, and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our President and Chief Executive Officer, and Executive Vice President, Chief Financial Officer, Secretary, and Treasurer, we evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2020 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, we have concluded that, as of December 31, 2020, our internal control over financial reporting was effective. Our internal control over financial reporting as of December 31, 2020 has not been audited by RSM US LLP, the independent registered public accounting firm who audited our financial statements as this audit is not required because the company qualifies for smaller reporting company filing status.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following consolidated financial statements of the Company appear on pages F-1 through F-21 and are incorporated by reference into Part II, Item 8:

Report of Independent Registered Public Accounting Firm

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

3.1

Amended and Restated Certificate of Formation, as amended February 11, 2015, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, filed on March 16, 2015, and incorporated herein by reference.

3.2	Bylaws, as amended February 11, 2015, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed on March 16, 2015, and incorporated herein by reference.

4.1	Form of Specimen Stock Certificate, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on February 11, 2015, and incorporated herein by reference.

*4.2	Description of Securities.

+10.1	The Executive Nonqualified “Excess” Plan Adoption Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 8, 2013, and incorporated herein by reference.

+10.2	The Executive Nonqualified Excess Plan Document, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 8, 2013, and incorporated herein by reference.

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

+10.6

Letter Agreement, dated June 30, 2019, between Wayne A. Whitener and the Company, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on July 1, 2019, and incorporated herein by reference.

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

+10.10

Letter Agreement, dated February 15, 2016, by and between James K. Brata and the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 19, 2016, and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION

+10.11

Letter Agreement, dated February 15, 2016, by and between Stephen C. Jumper and the Company, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32472), filed on February 19, 2016, and incorporated herein by reference.

+10.12

Letter Agreement, dated February 15, 2016, by and between James W. Thomas and the Company, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 19, 2016, and incorporated herein by reference.

+10.13

Letter Agreement, dated February 15, 2016, by and between C. Ray Tobias and the Company, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on February 19, 2016, and incorporated herein by reference.

+10.14

Letter Agreement, dated February 15, 2016, by and between Wayne A. Whitener and the Company, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on February 19, 2016, and incorporated herein by reference.

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

+10.19

Amended and Restated Dawson Geophysical Company 2006 Stock and Performance Incentive Plan (the “Legacy Dawson Plan”), filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 11, 2015, and incorporated herein by reference.

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

EXHIBIT NO.	DESCRIPTION

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

+10.27

Amended and Restated 2006 Stock Awards Plan of the Company (formerly known as the TGC Industries, Inc. 2006 Stock Awards Plan, i.e., the Legacy TGC Plan), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32472), filed on June 5, 2015, and incorporated herein by reference.

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

10.30

Loan Modification Agreement to Loan and Security Agreement, by and between Dawson Geophysical Company and Dominion Bank, dated September 30, 2020, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 30, 2020, and incorporated herein by reference.

+10.31

Letter Agreement, dated April 15, 2020, by and between James K. Brata and the Company, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 21, 2020, and incorporated herein by reference.

+10.32

Letter Agreement, dated April 15, 2020, by and between Stephen C. Jumper and the Company, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 21, 2020, and incorporated herein by reference.

+10.33

Letter Agreement, dated April 15, 2020, by and between James W. Thomas and the Company, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on April 21, 2020, and incorporated herein by reference.

+10.34

Letter Agreement, dated April 15, 2020, by and between C. Ray Tobias and the Company, filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on April 21, 2020, and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION

+10.35

Letter Agreement, dated September 30, 2020, by and between Stephen C. Jumper and the Company, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 30, 2020, and incorporated herein by reference.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of RSM US LLP, independent registered public accountants to incorporation of report by reference.

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*           Filed herewith.

+          Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 16h day of March, 2021.

DAWSON GEOPHYSICAL COMPANY

By:	/s/ Stephen C. jumper
Stephen C. Jumper
Chairman of the Board of Directors
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen c. jumper Stephen C. Jumper	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	03-16-21

/s/ Craig w. cooper Craig W. Cooper	Director	03-16-21

/s/ Michael L. Klofas Michael L. Klofas	Director	03-16-21

/s/ Ted R. North Ted R. North	Director	03-16-21

/s/ Mark A. Vander Ploeg Mark A. Vander Ploeg	Director	03-16-21

/s/ James K. Brata James K. Brata	Executive Vice President, Chief Financial Officer, Secretary, and Treasurer (principal financial and accounting officer)	03-16-21

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Dawson Geophysical Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dawson Geophysical Company (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ RSM US LLP

We have served as the Company's auditor since 2016.

Houston, Texas

March 16, 2021

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$40,955	$26,271
Restricted cash	5,000	5,000
Short-term investments	583	2,350
Accounts receivable, net of allowance for doubtful accounts of $250
at December 31, 2020 and 2019	7,343	24,356
Current maturities of notes receivable	—	66
Prepaid expenses and other current assets	4,709	7,575
Total current assets	58,590	65,618

Property and equipment	271,480	284,647
Less accumulated depreciation	(232,580)	(231,098)
Property and equipment, net	38,900	53,549

Right-of-use assets	5,494	6,605

Notes receivable, net of current maturities	—	1,394

Intangibles, net	393	385

Long-term deferred tax assets, net	—	57

Total assets	$103,377	$127,608

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,603	$3,952
Accrued liabilities:
Payroll costs and other taxes	1,045	1,963
Other	1,811	3,599
Deferred revenue	1,779	3,481
Current maturities of notes payable and finance leases	94	4,062
Current maturities of operating lease liabilities	1,109	1,200
Total current liabilities	7,441	18,257

Long-term liabilities:
Notes payable and finance leases, net of current maturities	44	96
Operating lease liabilities, net of current maturities	4,899	5,940
Deferred tax liabilities, net	19	—
Other accrued liabilities	—	150
Total long-term liabilities	4,962	6,186

Operating commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
23,526,517 and 23,335,855 shares issued, and 23,478,072 and 23,287,410
shares outstanding at December 31, 2020 and 2019, respectively	235	233
Additional paid-in capital	154,866	154,235
Retained deficit	(62,927)	(49,731)
Treasury stock, at cost; 48,445 shares	—	—
Accumulated other comprehensive loss, net	(1,200)	(1,572)
Total stockholders’ equity	90,974	103,165

Total liabilities and stockholders’ equity	$103,377	$127,608

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Operating revenues	$86,100	$145,773

Operating costs:
Operating expenses	68,998	123,024
General and administrative	13,920	17,169
Depreciation and amortization	17,174	21,826
	100,092	162,019

Loss from operations	(13,992)	(16,246)

Other income (expense):
Interest income	402	548
Interest expense	(83)	(435)
Other income (expense), net	501	681

Loss before income tax	(13,172)	(15,452)

Income tax (expense) benefit:
Current	(14)	216
Deferred	(10)	23
	(24)	239

Net loss	(13,196)	(15,213)

Other comprehensive income:
Net unrealized income on foreign exchange rate translation, net	372	392

Comprehensive loss	$(12,824)	$(14,821)

Basic loss per share of common stock	$(0.56)	$(0.66)

Diluted loss per share of common stock	$(0.56)	$(0.66)

Weighted average equivalent common shares outstanding	23,382,433	23,179,257

Weighted average equivalent common shares outstanding - assuming dilution	23,382,433	23,179,257

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Retained	Comprehensive
	Of Shares	Amount	Capital	Deficit	(Loss) Income	Total
Balance January 1, 2019	23,018,441	$230	$153,268	$(34,518)	$(1,964)	$117,016

Net loss				(15,213)		(15,213)

Unrealized income on foreign exchange rate translation					504
Income tax expense					(112)
Other comprehensive income					392	392

Issuance of common stock under stock compensation plans	263,459	2	(2)			—

Stock-based compensation expense			909			909

Issuance of common stock as compensation	119,556	1	296			297

Shares exchanged for taxes on stock-based compensation	(65,601)		(236)			(236)

Balance December 31, 2019	23,335,855	$233	$154,235	$(49,731)	$(1,572)	$103,165

Net loss				(13,196)		(13,196)

Unrealized income on foreign exchange rate translation					438
Income tax expense					(66)
Other comprehensive income					372	372

Issuance of common stock under stock compensation plans	236,100	3	(3)			—

Stock-based compensation expense			703			703

Shares exchanged for taxes on stock-based compensation	(45,438)	(1)	(69)			(70)

Balance December 31, 2020	23,526,517	$235	$154,866	$(62,927)	$(1,200)	$90,974

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(13,196)	$(15,213)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,174	21,826
Operating lease cost	1,186	1,201
Non-cash compensation	703	1,206
Deferred income tax expense (benefit)	10	(23)
Bad debt expense	1,625	—
Change in other accrued long-term liabilities	(150)	—
Gain on disposal of assets	(240)	(86)
Remeasurement and other	266	(139)
Change in operating assets and liabilities:
Decrease in accounts receivable	16,866	1,118
Decrease in prepaid expenses and other assets	3,301	6,983
Decrease in accounts payable	(2,276)	(579)
(Decrease) increase in accrued liabilities	(2,722)	1,356
Decrease in operating lease liabilities	(1,204)	(1,150)
Decrease in deferred revenue	(1,702)	(7,020)

Net cash provided by operating activities	19,641	9,480

Cash flows from investing activities:
Capital expenditures, net of non-cash capital expenditures summarized below	(2,847)	(4,396)
Proceeds from maturity of short-term investments	2,350	33,075
Acquisition of short-term investments	(583)	(24,842)
Proceeds from disposal of assets	542	297
Proceeds from notes receivable	26	51

Net cash (used in) provided by investing activities	(512)	4,185

Cash flows from financing activities:
Proceeds from notes payable	6,374	—
Principal payments on notes payable	(8,512)	(8,165)
Principal payments on finance leases	(2,326)	(2,855)
Tax withholdings related to stock-based compensation awards	(70)	(236)

Net cash used in financing activities	(4,534)	(11,256)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	89	133

Net increase in cash and cash equivalents and restricted cash	14,684	2,542

Cash and cash equivalents and restricted cash at beginning of period	31,271	28,729

Cash and cash equivalents and restricted cash at end of period	$45,955	$31,271

Supplemental cash flow information:
Cash paid for interest	$92	$440
Cash paid for income taxes	$87	$40
Cash received for income taxes	$402	$55

Non-cash operating, investing and financing activities:
Decrease in accrued purchases of property and equipment	$(61)	$(927)
Finance leases incurred	$—	$121
Increase in right-of-use assets and operating lease liabilities	$64	$8,252
Decrease in right-of-use assets for accrued rent	$—	$(497)
Increase in right-of-use assets for prepaid rent	$3	$14
Financed insurance premiums	$434	$2,256

See accompanying notes to the consolidated financial statements

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Dawson Seismic Services Holdings, Inc., Eagle Canada, Inc., Eagle Canada Seismic Services ULC and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

For purposes of the financial statements, the Company considers demand deposits, certificates of deposit, overnight investments, money market funds and all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, requiring entities to measure expected credit losses for certain financial assets using a new, forward-looking current expected credit loss model, CECL, which will result in the earlier recognition of allowances for losses. CECL is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. This ASU requires a modified retrospective approach with a cumulative-effect adjustment to retained earnings for additional loss allowances, if any, as of the beginning of the first reporting period of adoption. Additional ASU’s were issued subsequently that provided additional guidance.

On January 1, 2020, the Company adopted Topic 326 and had no cumulative-effect adjustment needed to its retained earnings as the Company’s loss allowance was deemed sufficient. The Company’s financial instruments within the scope of this guidance primarily includes trade receivables and a note receivable. The Company has made an accounting policy election to write off accrued interest amounts by reversing interest income. Late in the fourth quarter of 2020, the Company wrote off a note receivable from the purchaser of certain dynamite energy source drilling equipment. Accrued interest of $31,000 on this note receivable was reversed out of interest income.

The Company’s allowance for doubtful accounts reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument and is determined based on a number of factors. Management determines the need for any allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs, its current client base, when customer accounts exceed 90 days past due and specific customer account reviews. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. The Company's allowance for doubtful accounts was $250,000 at December 31, 2020 and 2019.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets, and the fair value of the assets is below the carrying value of the assets. Management’s forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on the Company’s anticipated future results, while considering anticipated future oil and natural gas prices which is fundamental in assessing demand for the Company’s services. If the carrying amounts of the assets exceed the estimated expected undiscounted future cash flows, the Company measures the amount of possible impairment by comparing the carrying amount of the assets to the fair value. No impairment charges were recognized for the years ended December 31, 2020 and 2019.

Leases

The Company leases certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The Company is the lessee in a lease contract when we obtain the right to control the asset. The majority of our operating leases are non-cancelable operating leases for office, shop and warehouse space in Midland, Plano, Houston, Denver, Oklahoma City and Calgary, Alberta.

The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets. Assets under finance leases are amortized using the straight-line method over the initial lease term. Amortization of assets under finance leases is included in depreciation expense.

For operating leases, where readily determinable, the Company uses the implicit interest rate in determining the present value of future minimum lease payments. In the absence of an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The Company gives consideration to its outstanding debt, as well as publicly available data for instruments with similar characteristics when calculating its incremental borrowing rates. The ROU assets are amortized to operating lease cost over the lease terms on a straight-line basis. The Company does not recognize leases with an initial term of 12 months or less and does not separate lease and non-lease components.

Several of the Company’s leases include options to renew, with renewal terms that can extend from one to 10 years or more. The exercise of lease renewal options is primarily at the Company’s discretion. To measure operating lease recognition, the Company evaluates its lease agreements to determine if they have economic incentives for renewal or options to purchase. The Company deems leasehold improvements as one of the few economic incentives that would entice the Company to renew a lease and all of its leasehold improvements are currently fully amortized.

Intangibles

The Company has intangible assets consisting primarily of trademarks/tradenames (which are not amortized) resulting from a business combination. The Company tests for impairment on an annual basis during the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. No impairment charges were recognized for the years ended December 31, 2020 and 2019.

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

Additionally, the Company’s policy includes (i) ignoring the financing component when estimating the transaction price for service contracts completed within one year, (ii) excluding sales tax collected from the customer when determining the transaction price, and (iii) expensing incremental costs to obtain a customer contract if the amortization period for those costs would otherwise be one year or less.

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

Reclassifications

Certain reclassifications have been made to the 2019 consolidated financial statements or associated disclosures to conform to the 2020 presentation.These reclassifications had no impact on the consolidated financial statements.

2.	Short-Term Investments

The Company had short-term investments at December 31, 2020 and 2019 consisting of certificates of deposit with original maturities greater than three months but less than a year. Certificates of deposits with any given banking institution did not exceed the FDIC insurance limit at December 31, 2020 or 2019.

3.           Fair Value of Financial Instruments

At December 31, 2020 and 2019, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, restricted cash, accounts receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating leases. At December 31, 2019, the Company’s financial instruments also included notes receivable. Due to the short-term maturities of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes receivable, notes payable, finance leases and operating leases approximate their fair value based on a comparison with the prevailing market interest rates. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes receivable, notes payable, finance leases, operating leases and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

4.           Property and Equipment

Property and equipment (in thousands), together with the related estimated useful lives at December 31, 2020 and 2019, were as follows:

	December 31,
	2020	2019	Useful Lives
Land, building and other	$16,070	$16,612	3 to 40 years
Recording equipment	158,619	163,564	5 to 10 years
Vibrator energy sources	73,852	78,626	5 to 15 years
Vehicles	22,939	25,845	1.5 to 10 years
	271,480	284,647
Less accumulated depreciation	(232,580)	(231,098)
Property and equipment, net	$38,900	$53,549

5.           Supplemental Consolidated Financial Statement Information

The activity in the allowance for doubtful accounts (in thousands) for the years ended December 31, 2020 and 2019 was as follows:

	Year Ended December 31,
	2020	2019
Beginning balance	$(250)	$(250)
Additional provisions to allowance	(1,625)	—
Write-offs against allowance - A/R	191	—
Write-offs against allowance - N/R	1,434	—
Recoveries collected	—	—
Ending balance	$(250)	$(250)

Other current liabilities (in thousands) consist of the following at December 31, 2020 and 2019:

	December 31,
	2020	2019
Accrued self-insurance reserves	$851	$2,771
Other accrued expenses and current liabilities	960	828
Other current liabilities	$1,811	$3,599

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

	Year Ended December 31,
	2020	2019
Operating revenues
United States	$73,983	$129,452
Canada	12,117	16,321
Total	$86,100	$145,773

Deferred Costs (in thousands)

Deferred costs were $2,525 and $6,994 at January 1, 2020 and 2019, respectively. The Company’s prepaid expenses and other current assets at December 31, 2020 and 2019 included deferred costs incurred to fulfill contracts with customers of $1,847 and $2,525, respectively.

Deferred costs at December 31, 2020 compared to January 1, 2020 and at December 31, 2019 compared to January 1, 2019 decreased primarily as a result of the completion of several projects for clients with significant deferred fulfillment costs at the beginning of each of the years.

The amount of total deferred costs amortized for the years ended December 31, 2020 and 2019 was $16,130 and $38,468, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue (in thousands)

Deferred revenue was $3,481 and $10,501 at January 1, 2020 and 2019, respectively. The Company’s deferred revenue at December 31, 2020 and 2019 was $1,779 and $3,481, respectively.

Deferred revenue at December 31, 2020 compared to January 1, 2020 and at December 31, 2019 compared to January 1, 2019 decreased primarily as a result of completing multiple large projects for clients throughout each of the years.

Revenue recognized for the year ended December 31, 2020 that was included in the contract liability balance at the beginning of 2020 was $3,476. Revenue recognized for the year ended December 31, 2019 that was included in the contract liability balance at the beginning of 2019 was $10,501. Deferred revenue not recognized during 2020 relates to a project that has not yet started.

6.           Debt

Dominion Loan Agreement

On September 30, 2019, the Company entered into a Loan and Security Agreement with Dominion Bank. On September 30, 2020, the Company entered into a Loan Modification Agreement to the Loan and Security Agreement (as amended by the Loan Modification Agreement, the “Loan Agreement”) for the purpose of amending and extending the maturity of our line of credit with Dominion Bank by one year. The Loan Agreement provides for a Revolving Credit Facility in an amount up to the lesser of (i) $15,000,000 or (ii) a sum equal to (a) 80% of the Company’s eligible accounts receivable plus 100% of the amount on deposit with Dominion Bank in the Company’s collateral account, consisting of a restricted CDARS account of $5,000,000. As of December 31, 2020, the Company has not borrowed any amounts under the Revolving Credit Facility.

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

Dominion Letters of Credit

As of December 31, 2020, Dominion Bank has issued one letter of credit in the amount of $583,000 to support the Company’s workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Other Indebtedness

As of December 31, 2020, the Company has one note payable to a finance company for various insurance premiums totaling $40,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Consolidated Balance Sheets as of December 31, 2020 and 2019 include finance leases of $98,000 and $2,412,000, respectively.

Maturities of Debt

The Company’s aggregate principal amount (in thousands) of outstanding notes payable and the interest rates and monthly payments as of December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$40	$1,746
Interest rate	4.99%	4.05% - 4.99%

The Company’s aggregate maturities of finance leases (in thousands) at December 31, 2020 are as follows:

January 2021 - December 2021	$54
January 2022 - December 2022	36
January 2023 - December 2023	8
Obligations under finance leases	$98

Interest rates on these leases ranged from 4.83% to 5.37%.

7.           Leases

The Company leases certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The Company is the lessee in a lease contract when we obtain the right to control the asset. The majority of our operating leases are non-cancelable operating leases for office, shop and warehouse space in Midland, Plano, Houston, Denver, Oklahoma City and Calgary, Alberta.

The components of lease cost (in thousands) for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
Finance lease cost
Amortization of right-of-use assets	$1,357	$1,424
Interest on lease liabilities	46	177
Total finance lease cost	1,403	1,601

Operating lease cost	1,511	1,586

Short-term lease cost	—	—
Total lease cost	$2,914	$3,187

Supplemental cash flow information related to leases (in thousands) for the years ended December 31, 2020 and 2019 was as follows:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(1,534)	$(1,505)
Operating cash flows from finance leases	$(51)	$(184)
Financing cash flows from finance leases	$(2,326)	$(2,855)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$64	$8,252
Finance leases	$—	$121

Supplemental balance sheet information related to leases (in thousands) as of December 31, 2020 and 2019 was as follows:

	December 31,
	2020	2019
Operating leases
Operating lease right-of-use assets	$5,494	$6,605

Operating lease liabilities - current	$1,109	$1,200
Operating lease liabilities - long-term	4,899	5,940
Total operating lease liabilities	$6,008	$7,140

Finance leases
Property and equipment, at cost	$8,663	$8,663
Accumulated depreciation	(4,624)	(3,297)
Property and equipment, net	$4,039	$5,366

Finance lease liabilities - current	$54	$2,316
Finance lease liabilities - long-term	44	96
Total finance lease liabilities	$98	$2,412

Weighted average remaining lease term
Operating leases	5.6 years	6.3 years
Finance leases	1.6 years	0.8 years

Weighted average discount rate
Operating leases	5.04%	5.04%
Finance leases	5.00%	4.67%

Maturities of lease liabilities (in thousands) at December 31, 2020 are as follows:

	Operating Leases	Finance Leases
January 2021 - December 2021	$1,386	$57
January 2022 - December 2022	1,184	38
January 2023 - December 2023	1,172	8
January 2024 - December 2024	1,178	—
January 2025 - December 2025	879	—
Thereafter	1,122	—
Total payments under lease agreements	6,921	103

Less imputed interest	(913)	(5)

Total lease liabilities	$6,008	$98

8.           Stock-Based Compensation

Since the date of its effectiveness on May 5, 2016, the Company issues new grants of stock-based awards pursuant to the Dawson Geophysical Company 2016 Stock and Performance Incentive Plan (the “2016 Plan”). All of the Company’s prior plans have expired pursuant to their terms and no awards previously granted under prior plans remain outstanding. The awards outstanding and available under the 2016 Plan, as restated in 2020, and their associated accounting treatment are discussed below.

In 2016, the Company adopted the 2016 Plan, which provides for the issuance of up to 1,000,000 shares of authorized Company common stock, which authorized amount was increased to 1,050,000 as a result of the 5% stock dividend approved by the Board on May 1, 2018. At the annual shareholders’ meeting on June 9, 2020, the Company’s shareholders approved a restated version of the 2016 Plan (the “Restated 2016 Plan”), which authorized an additional

1,000,000 shares. The total aggregate numbers of shares of Common Stock reserved under the Restated 2016 Plan is 2,050,000 shares. As of December 31, 2020, there were approximately 1,376,299 shares available for future issuance. The Restated 2016 Plan provides for the issuance of stock-based compensation awards, including stock options, common stock, restricted stock, restricted stock units and other forms. Stock option grant prices awarded under the Restated 2016 Plan may not be less than the fair market value of the common stock subject to such option on the grant date, and the term of stock options shall extend no more than ten years after the grant date. The Restated 2016 Plan terminates June 9, 2030.

The Company’s employees and officers that hold unvested restricted stock awarded during 2016 or thereafter are not entitled to dividends when the Company pays dividends.

Impact of Stock-Based Compensation

The following table summarizes stock-based compensation expense (in thousands), which is included in operating or general and administrative expense, as appropriate, in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Restricted stock awards	$—	$15
Restricted stock unit awards	703	893
Common stock awards	—	297
Total compensation expense	$703	$1,205

Stock Options

There was no stock option activity during the years ended December 31, 2020 and 2019. There were no outstanding stock options as of December 31, 2020 or 2019.

Restricted Stock Awards

There were no restricted stock grants in the years ended December 31, 2020 and 2019. The fair value of restricted stock awards equals the market price of the Company’s stock on the grant date and the awards generally vest in one to three years or in annual increments over three years. There were no nonvested restricted stock awards outstanding at December 31, 2020 and 2019 and no unrecognized compensation costs related to nonvested restricted stock awards as of the same period.

The aggregate vesting date fair value of restricted stock for the years ended December 31, 2020 and 2019 was $0 and $255,000, respectively.

Restricted Stock Unit Awards

The Company did not grant any restricted stock units awards for the years ended December 31, 2020 or 2019. The fair value of restricted stock unit awards equals the market price of the Company’s stock on the grant date and the awards generally vest in one to three years or in annual increments over three years.

A summary of the Company’s nonvested restricted stock unit awards as of December 31, 2020 and activity during the year then ended is as follows:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2019	410,100	$5.55
Granted	—	$—
Vested	(236,100)	$4.41
Forfeited	—	$—
Nonvested as of December 31, 2020	174,000	$7.10

As of December 31, 2020, there were approximately $168,000 of unrecognized compensation costs related to nonvested restricted stock unit awards. These costs are expected to be recognized over a weighted average period of 0.41 years.

The aggregate vesting date fair value of restricted stock units for the years ended December 31, 2020 and 2019 was $360,000 and $710,000, respectively.

Common Stock Awards

The Company granted common stock awards with immediate vesting to outside directors and employees during the years ended December 31, 2020 and 2019 as follows:

	Number of Common Stock Awards	Weighted Average Grant Date Fair Value
Year ended December 31, 2020	—	$—
Year ended December 31, 2019	119,556	$2.48

9.           Dividends

The Company did not issue any stock dividends during calendar years 2020 or 2019.

The Company has not paid cash dividends during calendar years 2020 and 2019. While there are currently no restrictions prohibiting the Company from paying cash dividends, the Board of Directors, after consideration of economic and market conditions affecting the energy industry in general, and the oilfield services business in particular, determined that the Company would not pay a cash dividend in respect of the Company’s common stock for the foreseeable future. Payment of any type of dividend in the future will be at the discretion of the Company’s board and will depend on the Company’s financial condition, results of operations, capital and legal requirements, and other factors deemed relevant by the board.

10.         Employee Benefit Plans

The Company provides a 401(k) plan as part of its employee benefits package in order to retain quality personnel. The Company elected to match 100% of the employee contributions up to a maximum of 6% of the participant’s applicable compensation under its 401(k) plan for the years ended December 31, 2020 and 2019. The Company’s matching contributions under its 401(k) plan for the years ended December 31, 2020 and 2019 were approximately $947,000 and $1,340,000, respectively.

11.         Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs for the years ended December 31, 2020 and 2019 totaled $130,000 and $351,000, respectively.

12.         Income Taxes

The Company’s components of loss before income tax (in thousands) were as follows:

	Year Ended December 31,
	2020	2019
Domestic	$(15,116)	$(14,097)
Foreign	1,944	(1,355)
Loss before income tax	$(13,172)	$(15,452)

The Company’s components of income tax (expense) benefit (in thousands) were as follows:

	Year Ended December 31,
	2020	2019
Current federal benefit	$117	$285
Current state expense	(131)	(69)
Deferred federal expense	(268)	(251)
Deferred state benefit	258	127
Deferred foreign benefit	—	147
Income tax (expense) benefit	$(24)	$239

The income tax provision (in thousands) differs from the amount computed by applying the statutory federal income tax rate to loss before income tax as follows:

	Year Ended December 31,
	2020	2019
Tax benefit computed at statutory rate of 21%	$2,766	$3,245
Change in valuation allowance	(2,152)	(5,744)
State income tax benefit, net of federal tax	100	46
Foreign (income) loss	(536)	2,827
Other	(202)	(135)
Income tax (expense) benefit	$(24)	$239

The Coronavirus Aid, Relief, and Economic Security Act (“The CARES Act”) was enacted on March 27, 2020 resulting in tax law changes that impacted the Company by accelerating the AMT credit owed to the Company and allowed for a temporary change in NOL taxable income limitations. For tax years beginning January 1, 2018 and those prior to 2021, an NOL deduction equal to 100% of taxable income is allowed. Tax years 2021 and forward will revert back to the 80% limitation established by the 2017 Tax Cuts and Jobs Act.

The Consolidated Appropriations Act, 2021 (“The ACT”) was enacted by Congress on December 27, 2020. The Company is evaluating the effect of The ACT and does not anticipate a material impact to its consolidated financial statements.

The principal components of the Company’s net deferred tax assets (liabilities) (in thousands) were as follows:

	December 31,
	2020	2019
Deferred tax assets:
Federal tax net operating loss ("NOL") carryforward	$26,754	$25,921
Foreign tax NOL carryforward	6,244	6,418
State tax NOL carryforward	1,509	1,692
Other comprehensive income	273	379
Restricted stock and restricted stock unit awards	230	316
Foreign deferred taxes	207	242
Right-of-use assets	124	193
Canadian start-up costs	104	122
Self-insurance	62	106
Workers’ compensation	44	96
Deferred revenue	—	351
Alternative Minimum Tax ("AMT") credit carryforward	—	79
Other	51	90
Gross deferred tax assets	35,602	36,005
Less valuation allowances	(30,396)	(28,299)
Net deferred tax assets	5,206	7,706
Deferred tax liabilities:
Property and equipment	(5,225)	(7,649)
Net deferred tax (liabilities) assets	$(19)	$57
Domestic deferred tax (liabilities) assets	$(19)	$57
Foreign deferred tax liabilities	—	—
Net deferred tax (liabilities) assets	$(19)	$57

At December 31, 2020, the Company had a gross NOL for U.S. federal income tax purposes of approximately $127,399,000. This NOL will begin to expire in 2027. Losses incurred after the year ended December 31, 2017 have no expiration. The Company will carry forward the tax benefits related to federal net NOL of approximately $26,754,000. The Company also had state net NOLs that will affect state taxes of approximately $1,509,000 at December 31, 2020. State NOLs began to expire in 2015. The Company also had a Canadian gross NOL of $24,016,000 that will begin to expire in 2037.

In evaluating the possible sources of taxable income during 2020, the Company determined it is more likely than not that the remaining deferred tax assets will not be realizable. As a result, the Company recorded full valuation allowance against foreign deferred tax assets and its federal and state deferred tax assets with the exception of its trademark intangible. As one of the Company’s Canadian subsidiaries reported taxable income for 2020 and 2019, the Company will continue to monitor the need for valuation allowance release on that subsidiary’s NOL in upcoming periods.

At December 31, 2020 and 2019, the Company did not have any uncertain tax positions. The Company’s policy is to recognize interest and penalties related to an uncertain tax position in income tax expense.

13.         Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average shares outstanding. Diluted loss per share is computed by dividing the net loss by the weighted average diluted shares outstanding.

The computation of basic and diluted loss per share (in thousands, except share and per share data) was as follows:

	Year Ended December 31,
	2020	2019
Net loss	$(13,196)	$(15,213)
Weighted average common shares outstanding
Basic	23,382,433	23,179,257
Dilutive common stock options, restricted stock unit awards and restricted stock awards	—	—
Diluted	23,382,433	23,179,257
Basic loss per share of common stock	$(0.56)	$(0.66)
Diluted loss per share of common stock	$(0.56)	$(0.66)

The Company had a net loss in the years ended December 31, 2020 and 2019. As a result, all stock options, restricted stock unit awards, and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for the respective periods.

The following weighted average numbers of stock options, restricted stock unit awards, and restricted stock awards have been excluded from the calculation of diluted loss per share of common stock, as their effect would be anti-dilutive for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Stock options	—	50,580
Restricted stock units	292,933	456,817
Restricted stock awards	—	8,133
Total	292,933	515,530

14.         Major Clients

The Company operates in only one business segment, contract seismic data acquisition and processing services. Sales to these clients, as a percentage of operating revenues that exceeded 10%, were as follows:

	Year Ended December 31,
	2020	2019
A	35%	11%
B	24%	—
C	10%	—
D	—	18%
E	—	16%
F	—	15%

15.         Areas of Operation

The U.S. and Canada are the only countries of operation for the Company.

The following tables present the Company’s operating revenues, net property and equipment, and right-of-use assets (unaudited and in thousands) by area of operation:

	Year Ended December 31,
	2020	2019
Operating Revenues
United States	$73,983	$129,452
Canada	12,117	16,321
Total	$86,100	$145,773

	Year Ended December 31,
	2020	2019
Net Propety and Equipment
United States	$33,162	$45,653
Canada	5,738	7,896
Total	$38,900	$53,549

	Year Ended December 31,
	2020	2019
Right-of-use Assets
United States	$4,900	$5,893
Canada	594	712
Total	$5,494	$6,605

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

As of December 31, 2020, Dominion Bank has issued one letter of credit under the Dominion Loan Agreement. The letter of credit is in the amount of $583,000 to support the Company’s workers compensation insurance and is secured by a certificate of deposit with Dominion Bank.

17.         Recently Issued Accounting Pronouncements

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, which clarifies the Codification or corrects unintended application of guidance by improving the consistency of the Codification for disclosure on multiple topics. They are not expected to change current practice. This ASU is effective for the annual period beginning after December 15, 2020, including interim periods within that annual period and should be applied on a retrospective basis for all periods presented. Early adoption is permitted. The Company is currently implementing the new guidance and it will not have a material impact on its 2021 consolidated financial statements.

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

18.         Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk at any given time may consist of cash and cash equivalents, restricted cash, money market funds and overnight investment accounts, short-term investments in certificates of deposit, trade and other receivables and other current assets. At December 31, 2020 and 2019, the Company had deposits with domestic and international banks in excess of federally insured limits. Management believes the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds.

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