Form 10-Q
period 2021-03-31
DAWSON GEOPHYSICAL CO
filed 2021-05-14
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Accelerated filer ☐	Large accelerated filer ◻	Smaller reporting company ☒

Non-accelerated filer ⌧	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 12, 2021
Common Stock, $0.01 par value	23,478,072 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$41,371	$40,955
Restricted cash	5,000	5,000
Short-term investments	583	583
Accounts receivable, net	5,137	7,343
Prepaid expenses and other current assets	3,083	4,709
Total current assets	55,174	58,590

Property and equipment, net	35,409	38,900

Right-of-use assets	5,241	5,494

Intangibles, net	398	393

Total assets	$96,222	$103,377

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,434	$1,603
Accrued liabilities:
Payroll costs and other taxes	1,011	1,045
Other	1,375	1,811
Deferred revenue	—	1,779
Current maturities of notes payable and finance leases	551	94
Current maturities of operating lease liabilities	1,089	1,109
Total current liabilities	5,460	7,441

Long-term liabilities:
Notes payable and finance leases, net of current maturities	36	44
Operating lease liabilities, net of current maturities	4,659	4,899
Deferred tax liabilities, net	19	19
Total long-term liabilities	4,714	4,962

Operating commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
23,526,517 shares issued and 23,478,072 shares outstanding at March 31, 2021 and
December 31, 2020	235	235
Additional paid-in capital	154,967	154,866
Retained deficit	(68,155)	(62,927)
Treasury stock, at cost; 48,445 shares	—	—
Accumulated other comprehensive loss, net	(999)	(1,200)
Total stockholders’ equity	86,048	90,974

Total liabilities and stockholders’ equity	$96,222	$103,377

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited and amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Operating revenues	$11,748	$38,979

Operating costs:
Operating expenses	10,942	29,016
General and administrative	2,807	3,674
Depreciation and amortization	3,434	4,904
	17,183	37,594

(Loss) income from operations	(5,435)	1,385

Other income (expense):
Interest income	70	105
Interest expense	(6)	(40)
Other income (expense), net	143	(458)

(Loss) income before income tax	(5,228)	992

Income tax benefit	—	1

Net (loss) income	(5,228)	993

Other comprehensive income (loss):
Net unrealized income (loss) on foreign exchange rate translation, net	201	(1,199)

Comprehensive loss	$(5,027)	$(206)

Basic (loss) income per share of common stock	$(0.22)	$0.04

Diluted (loss) income per share of common stock	$(0.22)	$0.04

Weighted average equivalent common shares outstanding	23,478,072	23,287,410

Weighted average equivalent common shares outstanding - assuming dilution	23,478,072	23,465,651

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(5,228)	$993

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,434	4,904
Operating lease cost	262	301
Non-cash compensation	101	203
Deferred income tax expense	—	79
Loss (gain) on disposal of assets	38	(4)
Remeasurement and other	61	(130)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,232	(8,658)
Decrease (increase) in prepaid expenses and other assets	1,627	(1,738)
(Decrease) increase in accounts payable	(171)	942
(Decrease) increase in accrued liabilities	(480)	1,551
Decrease in operating lease liabilities	(269)	(303)
(Decrease) increase in deferred revenue	(1,779)	1,687

Net cash used in operating activities	(172)	(173)

Cash flows from investing activities:
Capital expenditures, net of non-cash capital expenditures summarized below	—	(1,777)
Proceeds from disposal of assets	94	85
Proceeds from notes receivable	—	13

Net cash provided by (used in) investing activities	94	(1,679)

Cash flows from financing activities:
Proceeds from notes payable	550	—
Principal payments on notes payable	(89)	(707)
Principal payments on finance leases	(13)	(725)

Net cash provided by (used in) financing activities	448	(1,432)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	46	(135)

Net increase (decrease) in cash and cash equivalents and restricted cash	416	(3,419)

Cash and cash equivalents and restricted cash at beginning of period	45,955	31,271

Cash and cash equivalents and restricted cash at end of period	$46,371	$27,852

Supplemental cash flow information:
Cash paid for interest	$4	$42

Non-cash operating, investing and financing activities:
Increase in accrued purchases of property and equipment	$—	$567
Increase in right-of-use assets and operating lease liabilities	$1	$—
Financed insurance premiums	$—	$434

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and amounts in thousands, except share data)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Retained	Comprehensive
	Of Shares	Amount	Capital	Deficit	(Loss) Income	Total
Balance December 31, 2020	23,526,517	$235	$154,866	$(62,927)	$(1,200)	$90,974
Net loss				(5,228)		(5,228)
Unrealized income on foreign exchange rate translation					201	201
Stock-based compensation expense			101			101
Balance March 31, 2021	23,526,517	$235	$154,967	$(68,155)	$(999)	$86,048

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Retained	Comprehensive
	Of Shares	Amount	Capital	Deficit	Loss	Total
Balance December 31, 2019	23,335,855	$233	$154,235	$(49,731)	$(1,572)	$103,165
Net income				993		993
Unrealized loss on foreign exchange rate translation					(1,199)	(1,199)
Stock-based compensation expense			203			203
Balance March 31, 2020	23,335,855	$233	$154,438	$(48,738)	$(2,771)	$103,162

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements for the three months ended March 31, 2021 include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Dawson Seismic Services Holdings, Inc., Eagle Canada, Inc., Eagle Canada Seismic Services ULC and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Allowance for Doubtful Accounts. The Company’s allowance for doubtful accounts reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument and is determined based on a number of factors. Management determines the need for any allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs, its current client base, when customer accounts exceed 90 days past due and specific customer account reviews. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. The Company's allowance for doubtful accounts was $250,000 at March 31, 2021 and December 31, 2020.

Leases. The Company leases certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as a finance lease or an operating lease for financial reporting purposes. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets. Assets under finance leases are amortized using the straight-line method over the initial lease term. Amortization of assets under finance leases is included in depreciation expense. For operating leases, where readily determinable, the Company uses the implicit interest rate in determining the present value of future minimum lease payments. In the absence of an implicit rate, the Company uses its incremental borrowing rate. The right-of-use assets are amortized to operating lease cost over the lease terms on a straight-line basis and is included in operating expense. Several of the Company’s leases include options to renew and the exercise of lease renewal options is primarily at the Company’s discretion.

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

Stock-Based Compensation. The Company measures all stock-based compensation awards, which include stock options, restricted stock, restricted stock units and common stock awards, using the fair value method and recognizes compensation expense, net of actual forfeitures, as operating or general and administrative expense, as appropriate, in the Condensed Consolidated Statements of Operations and Comprehensive Loss on a straight-line basis over the vesting period of the related awards.

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

Recently Issued Accounting Pronouncements

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, which clarifies the Codification or corrects unintended application of guidance by improving the consistency of the Codification for disclosure on multiple topics. They are not expected to change current practice. This ASU is effective for the annual period beginning after December 15, 2020, including interim periods within that annual period and should be applied on a retrospective basis for all periods presented. The Company adopted this guidance in the first quarter of 2021 and it did not have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance to improve consistent application. This ASU is effective for the annual period beginning after December

15, 2020, including interim periods within that annual period. Certain amendments within this ASU are required to be applied on a retrospective basis for all periods presented; others are to be applied using a modified retrospective approach with a cumulative-effect adjustment to retained earnings, if any, as of the beginning of the first reporting period in which the guidance is adopted; and yet others are to be applied using either basis. All other amendments not specified in the ASU should be applied on a prospective basis. The Company adopted this guidance in the first quarter of 2021 prospectively as it relates to currency translation adjustments in other comprehensive income and it did not have a material impact on its consolidated financial statements.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

At March 31, 2021 and December 31, 2020, the Company’s financial instruments included cash and cash equivalents, restricted cash, short-term investments in certificates of deposit, accounts receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating lease liabilities. Due to the short-term maturities of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes payable, finance leases and operating lease liabilities approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes payable and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

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

	Three Months Ended March 31,
	2021	2020
Operating Revenues
United States	$8,783	$27,188
Canada	2,965	11,791
Total	$11,748	$38,979

Deferred Costs (in thousands)

Deferred costs were $1,847 and $2,525 at January 1, 2021 and 2020, respectively. The Company’s prepaid expenses and other current assets at March 31, 2021 and 2020 included deferred costs incurred to fulfill contracts with customers of $0 and $4,828, respectively.

Deferred costs at March 31, 2021 compared to January 1, 2021 decreased primarily as a result of the completion of several projects during that quarter that had significant deferred fulfillment costs at January 1, 2021. Deferred cost at March 31, 2020 compared to January 1, 2020 increased primarily as a result of new projects for clients with significant deferred fulfillment costs at March 31, 2020.

The amount of total deferred costs amortized for the first quarter of 2021 and 2020 was $3,822 and $5,396, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue (in thousands)

Deferred revenue was $1,779 and $3,481 at January 1, 2021 and 2020, respectively. The Company’s deferred revenue at March 31, 2021 and 2020 was $0 and $5,168, respectively.

Deferred revenue at March 31, 2021 compared to January 1, 2021 decreased primarily as a result of completing projects for clients with large prepayments for third party reimbursables. Deferred revenue at March 31, 2020 compared to January 1, 2020 increased primarily as a result of new projects for clients with large third party reimbursables where data had not yet been recorded.

Revenue recognized for the first quarter of 2021 and 2020 that was included in the contract liability balance at the beginning of 2021 and 2020 was $1,779 and $3,093, respectively.

5. DEBT

Dominion Loan Agreement

On September 30, 2019, the Company entered into a Loan and Security Agreement with Dominion Bank, a Texas state bank (“Dominion Bank”). On September 30, 2020, the Company entered into a Loan Modification Agreement to the Loan and Security Agreement (as amended by the Loan Modification Agreement, the “Loan Agreement”) for the purpose of amending and extending the maturity of its line of credit with Dominion Bank by one year. The Loan Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an amount up to the lesser of (i) $15,000,000 or (ii) a sum equal to (a) 80% of the Company’s eligible accounts receivable plus 100% of the amount on deposit with Dominion Bank in the Company’s collateral account, consisting of a restricted CDARS account of $5,000,000 (the “Deposit”). As of March 31, 2021, the Company has not borrowed any amounts under the Revolving Credit Facility.

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

Dominion Letters of Credit

As of March 31, 2021, Dominion Bank has issued one letter of credit in the amount of $583,000 to support the Company’s workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Other Indebtedness (in thousands)

As of March 31, 2021, the Company has one short-term note payable to a finance company for various insurance premiums totaling $501,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Condensed Consolidated Balance Sheet as of March 31, 2021 includes finance leases of $86,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$501	$40
Interest rate	4.99%	4.99%

The aggregate maturities of finance leases as of March 31, 2021 are as follows (in thousands):

April 2021 - March 2022	$50
April 2022 - March 2023	36
Obligations under finance leases	$86

Interest rates on these leases range from 4.65% to 5.37%.

6. LEASES

The Company leases certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable operating leases for office and shop space in Midland, Plano, Houston, Denver, Oklahoma City and Calgary, Alberta.

The components of lease cost for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Finance lease cost
Amortization of right-of-use assets	$325	$347
Interest on lease liabilities	1	24
Total finance lease cost	326	371

Operating lease cost	335	388

Short-term lease cost	—	—
Total lease cost	$661	$759

Supplemental cash flow information related to leases for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(344)	$(392)
Operating cash flows from finance leases	$(2)	$(25)
Financing cash flows from finance leases	$(13)	$(725)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1	$—
Finance leases	$—	$—

Supplemental balance sheet information related to leases as of March 31, 2021 and December 31, 2020 was as follows (in thousands):

	March 31, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$5,241	$5,494

Operating lease liabilities - current	$1,089	$1,109
Operating lease liabilities - long-term	4,659	4,899
Total operating lease liabilities	$5,748	$6,008

Finance leases
Property and equipment, at cost	$8,663	$8,663
Accumulated depreciation	(5,229)	(4,624)
Property and equipment, net	$3,434	$4,039

Finance lease liabilities - current	$50	$54
Finance lease liabilities - long-term	36	44
Total finance lease liabilities	$86	$98

Weighted average remaining lease term
Operating leases	5.4 years	5.6 years
Finance leases	1.3 years	1.6 years

Weighted average discount rate
Operating leases	5.04%	5.04%
Finance leases	5.00%	5.00%

Maturities of lease liabilities as of March 31, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases
April 2021 - March 2022	$1,352	$54
April 2022 - March 2023	1,169	36
April 2023 - March 2024	1,180	—
April 2024 - March 2025	1,101	—
April 2025 - March 2026	884	—
Thereafter	901	—
Total payments under lease agreements	6,587	90

Less imputed interest	(839)	(4)

Total lease liabilities	$5,748	$86

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

We are also party to the following legal proceeding: On April 1, 2019, Weatherford International, LLC and Weatherford U.S., L.P. (collectively, “Weatherford”) filed a petition in state district court for Midland County, Texas, in which the Company and eighteen other parties were named as defendants, alleging the Company and/or the other named defendants contributed to or caused contamination of groundwater at and around property owned by Weatherford. Weatherford is seeking declaratory judgment, recovery and contribution for past and future costs incurred in responding to or correcting the contamination at and around the property from each defendant. The Company disputes Weatherford’s allegations with respect to the Company and intends to vigorously defend itself in this case. On October 28, 2020, the trial court granted a plea to jurisdiction in favor the City of Midland, a co-defendant in the case. Weatherford is appealing that decision and the case is stayed, pending the appellate ruling. While the outcome and impact of this legal proceeding on the Company cannot be predicted with certainty, based on currently available information, management believes that the resolution of this proceeding will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

The computation of basic and diluted (loss) income per share (in thousands, except share and per share data) was as follows:

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(5,228)	$993
Weighted average common shares outstanding
Basic	23,478,072	23,287,410
Dilutive common stock options, restricted stock unit awards and restricted stock awards	—	178,241
Diluted	23,478,072	23,465,651
Basic (loss) income per share of common stock	$(0.22)	$0.04
Diluted (loss) income per share of common stock	$(0.22)	$0.04

The Company had a net loss for the three months ended March 31, 2021. As a result, all stock options, restricted stock unit awards and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for that period. The Company had net income for the three months ended March 31, 2020 and had 178,241 dilutive restricted stock unit awards and no dilutive common stock options or restricted stock awards for that period.

The Company had no anti-dilutive stock options, restricted stock unit awards, or restricted stock awards to be excluded from the calculation of diluted (loss) income per share of common stock for the three months ended March 31, 2021 and 2020.

9. INCOME TAXES

For the three months ended March 31, 2021, the Company's effective tax rate was 0.0%. For the three months ended March 31, 2020, the Company’s effective tax rate was -0.2%. The Company’s negative effective tax rate for the three months ended March 31, 2020 was due to profitability in the quarter compared to a loss for the year.

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

If the Company had any income tax benefit for the three months ended March 31, 2021, it would not include income tax benefits for all of the losses incurred because the Company has recorded valuation allowances against significantly all of its federal, state and foreign deferred tax assets. The Company has recorded valuation allowances against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, a federal valuation allowance and additional state valuation allowances were maintained during the three months ended March 31, 2021 and 2020. In addition, due to the Company’s recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowances considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

On December 27, 2020, Congress passed the Consolidated Appropriations Act, 2021 which included changes to U.S. Federal income tax law which did not have a material impact on the Company’s consolidated financial statements.

10. SUBSEQUENT EVENTS

On April 8, 2021, the Company’s Board of Directors adopted a Shareholder Rights Plan designed to protect Company shareholders from coercive or unfair takeover techniques. This plan has a limited duration and will expire on April 7, 2022, unless terminated earlier by the Board of Directors. The Rights Plan is not designed to prevent any action that the Board of Directors determines to be in the best interest of the Company and its shareholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements, our financial position, business strategy and plans, objectives of our management for future operations, including statements related to the expected or potential impact of the novel coronavirus (“COVID-19”) pandemic on our business, financial condition and results of operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. These risks include, but are not limited to, dependence upon energy industry spending; changes in exploration and production spending by our customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of our customers, particularly during extended periods of low prices for crude oil and natural gas; the volatility of oil and natural gas prices; changes in economic conditions; the severity and duration of the COVID-19 pandemic, related economic repercussions and the resulting negative impact on demand for oil and gas; surpluses in the supply of oil and the ability of the Organization of the Petroleum Exporting Countries and its allies, collectively known as OPEC+, to agree on and comply with supply limitations; the duration and magnitude of the unprecedented disruption in the oil and gas industry currently resulting from the impact of the foregoing factors, which is negatively impacting our business; the potential for contract delays; reductions or cancellations of service contracts; limited number of customers; credit risk related to our customers; reduced utilization; high fixed costs of operations and high capital requirements; operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees and remote work arrangements; industry competition; external factors affecting our crews such as weather interruptions and inability to obtain land access rights of way; whether we enter into turnkey or dayrate contracts; crew productivity; the availability of capital resources; and disruptions in the global economy. A discussion of these and other factors, including risks and uncertainties, is set forth in our Annual Report on Form 10-K that was filed with the SEC on March 16, 2021 and any subsequent Quarterly Reports on Form 10-Q filed with the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We disclaim any intention or obligation to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

During the first quarter, we operated one seismic data acquisition crew in the U.S. with limited utilization and one crew in Canada. The near term outlook for seismic data acquisition activity in the U.S. remains challenged with historically low levels of crew and bid activity. Based on currently available information, we anticipate limited crew activity in the second quarter with up to one crew operating in the U.S. with periods of low utilization in the back half of 2021. Currently, we do not have a crew deployed in the U.S. and the Canadian season concluded at the end of the first quarter.

Since the onset of the COVID-19 pandemic over a year ago, the seismic data acquisition market along with other oil field services remain challenged in the U.S. and Canada. While there are encouraging signs of recovery in certain oil field services, such as drilling and completion services, current demand for seismic related services remains at very low levels. Based on currently available information, we anticipate seismic data acquisition activity in the lower 48 to reach a low in the second quarter and into the third quarter of 2021 with slight improvement later in 2021.

During the latter part of 2018 and continuing into the first half of 2020, we successfully acquired multiple high density, large channel count projects in certain areas of the Permian Basin. These fully processed data sets first became available to the industry in late 2019 and continue into 2021. Early results of these data sets indicate substantially improved subsurface image quality compared to prior seismic data sets, examples of which are just beginning to become public. The increases in data quality and imagery are currently being utilized for improved well planning, geo-steering of long lateral well bores, geo-hazard identification and avoidance, enhanced reservoir definition and rock property description between well data samples and strategic placement of disposal well locations. As the industry begins to recognize and appreciate the value of these high density, large channel count surveys, we believe demand for such surveys will improve. Our state-of-the-art equipment base allows us to deploy multiple large channel count crews when demand does improve.

In our continuing response to these difficult times, we significantly limited capital budget spending, reduced fixed and variable operating expenses, and implemented a comprehensive equipment maintenance program in preparation for a rapid response to increased activity levels. We continue to maintain our commitment to our robust Health, Safety and Environmental program, ongoing relationships, and product quality.

While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity and utilization level of our data acquisition crews. Factors impacting productivity and utilization levels include: client demand, commodity prices, whether we enter into turnkey or dayrate contracts with our clients, the number and size of crews, the number of recording channels per crew, crew downtime related to inclement weather, delays in acquiring land access permits, agricultural or hunting activity, holiday schedules, short winter days, crew repositioning and equipment failure. To the extent we experience these factors, our operating results may be affected from quarter to quarter. Consequently, our efforts to negotiate more favorable contract terms in our supplemental service agreements, mitigate permit access delays and improve overall crew productivity may contribute to growth in our revenues. Further, the ongoing COVID-19 pandemic may further compound one or more of the foregoing factors and could directly affect our productivity.

Results of Operations

Operating Revenues. Operating revenues for the first quarter of 2021 decreased 69.9% to $11,748,000 compared to $38,979,000 in the same period of 2020. The decreased revenue during the first quarter of 2021 compared to the first quarter of 2020 was primarily due to low crew utilization during those periods of 2021.

Operating Expenses. Operating expenses for the first quarter of 2021 decreased 62.3% to $10,942,000 compared to $29,016,000 in the same period of 2020. The decrease in operating expenses was primarily due to decreased crew utilization during the first quarter of 2021 compared to the same period of 2020.

General and Administrative Expenses. General and administrative expenses were 23.9% and 9.4% of revenues in the first quarter of 2021 and 2020, respectively. General and administrative expenses decreased $867,000 or 23.6% to $2,807,000 during the first quarter of 2021 from $3,674,000 during the same period of 2020. The primary factors for the decrease in general and administrative expenses during the first quarter of 2021 compared to the same period of 2020 was due to workforce reductions, salary reductions, and continued cost reduction efforts by management.

Depreciation and Amortization Expense. Depreciation and amortization expense for the first quarter of 2021 totaled $3,434,000 compared to $4,904,000 for the same period of 2020. Depreciation expense decreased in 2021 compared to 2020 as a result of multiple years of reduced capital expenditures. Our depreciation expense is expected to remain below that of 2020 for the remainder of 2021 due to the anticipated continuation of maintenance levels of capital expenditures to maintain our existing asset base.

Total operating costs for the first quarter of 2021 were $17,183,000, representing a 54.3% decrease from the same period of 2020. This decrease was primarily due to the factors described above.

Income Taxes. There was no income tax benefit or expense for the first quarter 2021, compared to an income tax benefit of $1,000 for the same period of 2020. These amounts represent effective tax rates of 0.0% and -0.2%, respectively. The Company’s effective tax rate increased compared to the corresponding period from the prior year primarily due to 2020’s profitability in the quarter compared to a loss for the year.

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

The reconciliation of our EBITDA to net (loss) income and to net cash used in operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(5,228)	$993
Depreciation and amortization	3,434	4,904
Interest (income) expense, net	(64)	(65)
Income tax benefit	—	(1)
EBITDA	$(1,858)	$5,831

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(172)	$(173)
Changes in working capital and other items	(1,323)	6,508
Noncash adjustments to net (loss) income	(363)	(504)
EBITDA	$(1,858)	$5,831

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

Cash Flows. Net cash used in operating activities was $172,000 for the three months ended March 31, 2021 compared to $173,000 for the same period of 2020. This was primarily due to changes in the balances of our operating assets and liabilities.

Net cash provided by investing activities was $94,000 for the three months ended March 31, 2021 compared to cash used in investing activities of $1,679,000 for the same period of 2020. The decrease in cash used in investing activities between periods of $1,773,000 was primarily due to no capital expenditures during the first quarter of 2021 compared to capital expenditures of $1,777,000 for the same period of 2020.

Net cash provided by financing activities was $448,000 for the three months ended March 31, 2021 and was comprised of proceeds from notes payable of $550,000, and principal payments of $89,000 and $13,000 under our notes payable and finance leases, respectively. Net cash used in financing activities for the three months ended March 31, 2020 was $1,432,000 and was comprised of principal payments of $707,000 and $725,000 under our notes payable and finance leases, respectively.

Capital Expenditures. The Board of Directors approved an initial 2021 capital budget in the amount of $1,000,000 for capital expenditures, which was limited to necessary maintenance capital requirements and incremental recording channel replacement or increase. For the three months ended March 31, 2021, there have been no capital expenditures. In recent years, we have funded most of our capital expenditures through cash flow from operations, cash reserves, equipment term loans and finance leases. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings.

We continually strive to supply our clients with technologically advanced 3-D seismic data acquisition recording services and data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.

Capital Resources. Historically, we have primarily relied on cash generated from operations, cash reserves and borrowings from commercial banks to fund our working capital requirements and, to some extent, our capital expenditures. We have funded some of our capital expenditures through commercial bank borrowings, finance leases and equipment term loans. From time to time in the past, we have also funded our capital expenditures and other financing needs through public equity offerings. The amount of borrowings available to us under our existing credit facility are determined in part by the amount of our eligible accounts receivable, which have been declining in recent months.

Loan Agreement

Dominion Credit Facility. On September 30, 2019, we entered into a Loan and Security Agreement with Dominion Bank. On September 30, 2020 we entered into a Loan Modification Agreement to the Loan and Security Agreement (as amended by the Loan Modification Agreement, the “Loan Agreement”) for the purpose of amending and extending the maturity of our line of credit with Dominion Bank by one year. The Loan Agreement provides for a Revolving Credit Facility in an amount up to the lesser of (i) $15,000,000 or (ii) a sum equal to (a) 80% of our eligible accounts receivable plus 100% of the amount on deposit with Dominion Bank in our collateral account, consisting of a restricted CDARS account of $5,000,000. As of March 31, 2021, we have not borrowed any amounts under the Revolving Credit Facility.

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

We do not currently have any notes payable under the Revolving Credit Facility

Dominion Letters of Credit.  As of March 31, 2021, Dominion Bank has issued one letter of credit in the amount of $583,000 to support our workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Other Indebtedness

As of March 31, 2021, we have one short-term note payable to a finance company for various insurance premiums totaling $501,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Condensed Consolidated Balance Sheet as of March 31, 2021 includes finance leases of $86,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$501	$40
Interest rate	4.99%	4.99%

The aggregate maturities of finance leases as of March 31, 2021 are as follows (in thousands):

April 2021 - March 2022	$50
April 2022 - March 2023	36
Obligations under finance leases	$86

Interest rates on these leases range from 4.65% to 5.37%.

Contractual Obligations. We believe that our capital resources, including our cash on hand, short-term investments, cash flow from operations, and funds available under our Revolving Credit Facility, will be adequate to meet our current operational needs. We believe that we will be able to finance our 2021 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our Revolving Credit Facility. However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic climate adversely affects the ability of our customers, and/or potential customers, to promptly pay amounts owing to us under their service contracts with us.

Critical Accounting Policies

Information regarding our critical accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recently Issued Accounting Pronouncements

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, which clarifies the Codification or corrects unintended application of guidance by improving the consistency of the codification for disclosure on multiple topics. They are not expected to change current practice. This ASU is effective for the annual period beginning after December 15, 2020, including interim periods within that annual period and should be applied on a retrospective basis for all periods presented. We adopted this guidance in the first quarter of 2021 and it did not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance to improve consistent application. This ASU is effective for the annual period beginning after December 15, 2020, including interim periods within that annual period. Certain amendments within this ASU are required to be applied on a retrospective basis for all periods presented; others are to be applied using a modified retrospective approach with a cumulative-effect adjustment to retained earnings, if any, as of the beginning of the first reporting period in which the guidance is adopted; and yet others are to be applied using either basis. All other amendments not specified in the ASU should be applied on a prospective basis. We adopted this guidance in the first quarter of 2021 prospectively as it relates to currency translation adjustments in other comprehensive income and it did not have a material impact on our consolidated financial statements.

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

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at March 31, 2021. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several smaller clients.

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

We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At March 31, 2021, cash, restricted cash and short term investments totaled $46,954,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 7 – Operating Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a discussion of the Company’s legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our financial condition or results of operations.

There have been no material changes in our risk factors from those disclosed in our 2020 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Number	Exhibit

3.1	Amended and Restated Certificate of Formation, as amended February 11, 2015, filed on March 16, 2015 as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference.

3.2	Bylaws, as amended February 11, 2015, filed on March 16, 2015 as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K and incorporated herein by reference.

10.1*	Amended and Restated Dawson Geophysical Company 2016 Stock and Performance Incentive Plan, effective as of April 24, 2020.

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL ( Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2021 and 2020, (ii) Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101).

*         Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: May 14, 2021	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors, President and Chief Executive Officer

DATE: May 14, 2021	By:	/s/ James K. Brata
James K. Brata
Executive Vice President, Chief Financial Officer, Secretary and Treasurer