Form 10-Q
period 2021-06-30
DAWSON GEOPHYSICAL CO
filed 2021-08-13
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 11, 2021
Common Stock, $0.01 par value	23,631,982 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$40,334	$40,955
Restricted cash	5,000	5,000
Short-term investments	583	583
Accounts receivable, net	324	7,343
Prepaid expenses and other current assets	2,785	4,709
Total current assets	49,026	58,590

Property and equipment, net	31,967	38,900

Right-of-use assets	4,983	5,494

Intangibles, net	403	393

Total assets	$86,379	$103,377

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$543	$1,603
Accrued liabilities:
Payroll costs and other taxes	571	1,045
Other	1,394	1,811
Deferred revenue	684	1,779
Current maturities of notes payable and finance leases	400	94
Current maturities of operating lease liabilities	1,052	1,109
Total current liabilities	4,644	7,441

Long-term liabilities:
Notes payable and finance leases, net of current maturities	27	44
Operating lease liabilities, net of current maturities	4,425	4,899
Deferred tax liabilities, net	19	19
Total long-term liabilities	4,471	4,962

Operating commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
23,680,427 and 23,526,517 shares issued and 23,631,982 and 23,478,072 shares
outstanding at June 30, 2021 and December 31, 2020, respectively	237	235
Additional paid-in capital	154,987	154,866
Retained deficit	(77,172)	(62,927)
Treasury stock, at cost; 48,445 shares	—	—
Accumulated other comprehensive loss, net	(788)	(1,200)
Total stockholders’ equity	77,264	90,974

Total liabilities and stockholders’ equity	$86,379	$103,377

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited and amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating revenues	$193	$29,499	$11,941	$68,478

Operating costs:
Operating expenses	3,330	19,732	14,272	48,748
General and administrative	2,746	4,261	5,553	7,935
Depreciation and amortization	3,400	4,383	6,834	9,287
	9,476	28,376	26,659	65,970

(Loss) income from operations	(9,283)	1,123	(14,718)	2,508

Other income (expense):
Interest income	56	115	126	220
Interest expense	(6)	(30)	(12)	(70)
Other income (expense), net	216	293	359	(165)

(Loss) income before income tax	(9,017)	1,501	(14,245)	2,493

Income tax expense	—	(1)	—	—

Net (loss) income	(9,017)	1,500	(14,245)	2,493

Other comprehensive income (loss):
Net unrealized income (loss) on foreign exchange rate translation, net	211	604	412	(595)

Comprehensive (loss) income	$(8,806)	$2,104	$(13,833)	$1,898

Basic (loss) income per share of common stock	$(0.38)	$0.06	$(0.61)	$0.11

Diluted (loss) income per share of common stock	$(0.38)	$0.06	$(0.61)	$0.11

Weighted average equivalent common shares outstanding	23,525,728	23,339,644	23,501,900	23,313,383

Weighted average equivalent common shares outstanding - assuming dilution	23,525,728	23,548,253	23,501,900	23,500,109

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(14,245)	$2,493

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,834	9,287
Operating lease cost	528	605
Non-cash compensation	198	474
Deferred income tax expense	—	79
Change in other long-term liabilities	—	(150)
(Gain) loss on disposal of assets	(82)	1
Remeasurement and other	121	(14)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	7,038	(2,249)
Decrease in prepaid expenses and other assets	1,927	3,304
Decrease in accounts payable	(1,063)	(600)
Decrease in accrued liabilities	(911)	(1,319)
Decrease in operating lease liabilities	(548)	(613)
Decrease in deferred revenue	(1,095)	(2,322)

Net cash (used in) provided by operating activities	(1,298)	8,976

Cash flows from investing activities:
Capital expenditures, net of non-cash capital expenditures summarized below	—	(2,764)
Proceeds from disposal of assets	335	193
Proceeds from notes receivable	—	26

Net cash provided by (used in) investing activities	335	(2,545)

Cash flows from financing activities:
Proceeds from notes payable	550	6,374
Principal payments on notes payable	(237)	(7,842)
Principal payments on finance leases	(27)	(1,474)
Tax withholdings related to stock-based compensation awards	(75)	(17)

Net cash provided by (used in) financing activities	211	(2,959)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	131	(265)

Net (decrease) increase in cash and cash equivalents and restricted cash	(621)	3,207

Cash and cash equivalents and restricted cash at beginning of period	45,955	31,271

Cash and cash equivalents and restricted cash at end of period	$45,334	$34,478

Supplemental cash flow information:
Cash paid for interest	$11	$77
Cash paid for income taxes	$81	$—
Cash received for income taxes	$—	$206

Non-cash operating, investing and financing activities:
Decrease in accrued purchases of property and equipment	$—	$(61)
Increase in right-of-use assets and operating lease liabilities	$1	$—
Financed insurance premiums	$—	$434

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and amounts in thousands, except share data)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Retained	Comprehensive
	Of Shares	Amount	Capital	Deficit	(Loss) Income	Total
Balance December 31, 2020	23,526,517	$235	$154,866	$(62,927)	$(1,200)	$90,974
Net loss				(5,228)		(5,228)
Unrealized income on foreign exchange rate translation					201	201
Stock-based compensation expense			101			101
Balance March 31, 2021	23,526,517	235	154,967	(68,155)	(999)	86,048
Net loss				(9,017)		(9,017)
Unrealized income on foreign exchange rate translation					211	211
Issuance of common stock under stock compensation plans	174,000	2	(2)			—
Stock-based compensation expense			67			67
Issuance of common stock as compensation	11,320		30			30
Shares exchanged for taxes on stock-based compensation	(31,410)		(75)			(75)
Balance June 30, 2021	23,680,427	$237	$154,987	$(77,172)	$(788)	$77,264

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Retained	Comprehensive
	Of Shares	Amount	Capital	Deficit	(Loss) Income	Total
Balance December 31, 2019	23,335,855	$233	$154,235	$(49,731)	$(1,572)	$103,165
Net income				993		993
Unrealized loss on foreign exchange rate translation					(1,199)	(1,199)
Stock-based compensation expense			203			203
Balance March 31, 2020	23,335,855	233	154,438	(48,738)	(2,771)	103,162
Net income				1,500		1,500
Unrealized income on foreign exchange rate translation					604	604
Issuance of common stock under stock compensation plans	78,600	1	(1)			—
Stock-based compensation expense			271			271
Shares exchanged for taxes on stock-based compensation	(15,420)		(17)			(17)
Balance June 30, 2020	23,399,035	$234	$154,691	$(47,238)	$(2,167)	$105,520

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

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements for the three and six months ended June 30, 2021 include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Dawson Seismic Services Holdings, Inc., Eagle Canada, Inc., Eagle Canada Seismic Services ULC and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Allowance for Doubtful Accounts. The Company’s allowance for doubtful accounts reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument and is determined based on a number of factors. Management determines the need for any allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs, its current client base, when customer accounts exceed 90 days past due and specific customer account reviews. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. The Company's allowance for doubtful accounts was $250,000 at June 30, 2021 and December 31, 2020.

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

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

At June 30, 2021 and December 31, 2020, the Company’s financial instruments included cash and cash equivalents, restricted cash, short-term investments in certificates of deposit, accounts receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating lease liabilities. Due to the short-term maturities of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes payable, finance leases and operating lease liabilities approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes payable and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Revenues
United States	$193	$29,482	$8,977	$56,670
Canada	—	17	2,964	11,808
Total	$193	$29,499	$11,941	$68,478

Deferred Costs (in thousands)

Deferred costs were $1,847 and $2,525 at January 1, 2021 and 2020, respectively. The Company’s prepaid expenses and other current assets at June 30, 2021 and 2020 included deferred costs incurred to fulfill contracts with customers of $92 and $878, respectively.

Deferred costs at June 30, 2021 compared to January 1, 2021 and at June 30, 2020 compared to January 1, 2020 decreased primarily as a result of the completion of several projects during those six month periods that had significant deferred fulfillment costs at January 1, 2021 and 2020, respectively.

The amount of total deferred costs amortized for the three and six months ended June 30, 2021 was $85 and $3,907, respectively. The amount of total deferred costs amortized for the three and six months ended June 30, 2020 was $5,499 and $10,895, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue (in thousands)

Deferred revenue was $1,779 and $3,481 at January 1, 2021 and 2020, respectively. The Company’s deferred revenue at June 30, 2021 and 2020 was $684 and $1,159, respectively.

Deferred revenue at June 30, 2021 compared to January 1, 2021 and at June 30, 2020 compared to January 1, 2020 decreased primarily as a result of completing projects for clients with large prepayments for third party reimbursables.

Revenue recognized for the three and six months ended June 30, 2021 that was included in the contract liability balance at the beginning of 2021 was $0 and $1,779, respectively. Revenue recognized for the three and six months ended June 30, 2020 that was included in the contract liability balance at the beginning of 2020 was $254 and $3,347, respectively.

5. DEBT

Dominion Loan Agreement

On September 30, 2019, the Company entered into a Loan and Security Agreement with Dominion Bank, a Texas state bank (“Dominion Bank”). On September 30, 2020, the Company entered into a Loan Modification Agreement to the Loan and Security Agreement (as amended by the Loan Modification Agreement, the “Loan Agreement”) for the purpose of amending and extending the maturity of its line of credit with Dominion Bank by one year. The Loan Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an amount up to the lesser of (i) $15,000,000 or (ii) a sum equal to (a) 80% of the Company’s eligible accounts receivable plus 100% of the amount on deposit with Dominion Bank in the Company’s collateral account, consisting of a restricted CDARS account of $5,000,000 (the “Deposit”). As of June 30, 2021, the Company has not borrowed any amounts under the Revolving Credit Facility.

Under the Revolving Credit Facility, interest will accrue at an annual rate equal to the lesser of (i) 6.00% and (ii) the greater of (a) the prime rate as published from time to time in The Wall Street Journal or (b) 3.50%. The Company will pay a commitment fee of 0.10% per annum on the difference of (a) $15,000,000 minus the Deposit minus (b) the daily average usage of the Revolving Credit Facility. The Loan Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets. The Company is also obligated to meet certain financial covenants under the Loan Agreement, including maintaining a tangible net worth of $75,000,000 and specified ratios with respect to current assets and liabilities and debt to tangible net worth. The Company received a limited waiver from Dominion Bank with respect to any non-compliance with the tangible net worth covenant for the period ended June 30, 2021. The Company’s obligations under the Loan Agreement are secured by a security interest in the collateral account (including the Deposit) with Dominion Bank and future accounts receivable and related collateral. The maturity date of the Loan Agreement is September 30, 2021.

The Company does not currently have any notes payable under the Revolving Credit Facility.

Dominion Letters of Credit

As of June 30, 2021, Dominion Bank has issued one letter of credit in the amount of $583,000 to support the Company’s workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Other Indebtedness (in thousands)

As of June 30, 2021, the Company has one short-term note payable to a finance company for various insurance premiums totaling $353,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Condensed Consolidated Balance Sheet as of June 30, 2021 includes finance leases of $74,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$353	$40
Interest rate	4.99%	4.99%

The aggregate maturities of finance leases as of June 30, 2021 are as follows (in thousands):

July 2021 - June 2022	$47
July 2022 - June 2023	27
Obligations under finance leases	$74

Interest rates on these leases range from 4.65% to 5.37%.

6. LEASES

The Company leases certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable operating leases for office and shop space in Midland, Plano, Houston, Denver, Oklahoma City and Calgary, Alberta. There have been no material changes to our leases since the Company’s most recent Annual Report on Form 10-K that was filed with the SEC on March 16, 2021.

Maturities of lease liabilities as of June 30, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases
July 2021 - June 2022	$1,303	$49
July 2022 - June 2023	1,169	28
July 2023 - June 2024	1,187	—
July 2024 - June 2025	1,023	—
July 2025 - June 2026	888	—
Thereafter	676	—
Total payments under lease agreements	6,246	77

Less imputed interest	(769)	(3)

Total lease liabilities	$5,477	$74

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

The computation of basic and diluted (loss) income per share (in thousands, except share and per share data) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(9,017)	$1,500	$(14,245)	$2,493
Weighted average common shares outstanding
Basic	23,525,728	23,339,644	23,501,900	23,313,383
Dilutive common stock options, restricted stock unit awards and restricted stock awards	—	208,609	—	186,726
Diluted	23,525,728	23,548,253	23,501,900	23,500,109
Basic (loss) income per share of common stock	$(0.38)	$0.06	$(0.61)	$0.11
Diluted (loss) income per share of common stock	$(0.38)	$0.06	$(0.61)	$0.11

The Company had a net loss for the three and six months ended June 30, 2021. As a result, all stock options, restricted stock unit awards and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for that period. The Company had net income for the three and six months ended June 30, 2020 and had 208,609 and 186,726 dilutive restricted stock unit awards, respectively, and no dilutive common stock options or restricted stock awards for that period.

The Company had no anti-dilutive stock options, restricted stock unit awards, or restricted stock awards to be excluded from the calculation of diluted loss per share of common stock for the three and six months ended June 30, 2021. The Company had 3,857 and 12,263 weighted average restricted stock unit awards excluded from the calculation of diluted income per share of common stock for the three and six months ended June 30, 2020, respectively.

9. INCOME TAXES

For the three and six months ended June 30, 2021, the Company's effective tax rate was 0.0% and 0.0%, respectively. For the three and six months ended June 30, 2020, the Company’s effective tax rate was 0.1% and 0.0%, respectively. The Company’s nominal or no effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

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

If the Company had any income tax benefit for the three and six months ended June 30, 2021, it would not include income tax benefits for all of the losses incurred because the Company has recorded valuation allowances against significantly all of its federal, state and foreign deferred tax assets. The Company has recorded valuation allowances against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, a federal valuation allowance and additional state valuation allowances were maintained during the six months ended June 30, 2021 and 2020. In addition, due to the Company’s recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowances considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

On December 27, 2020, Congress passed the Consolidated Appropriations Act, 2021 which included changes to federal income tax law which did not have a material impact on the Company’s consolidated financial statements.

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

Activity levels during the second quarter of 2021 reached a low point, as we did not have a seismic data acquisition crew operating in either the U.S. or in Canada, as the Canadian season concluded at the end of the first quarter. The near-term outlook for seismic data acquisition activity in the U.S. remains challenging as we are currently operating one midsize channel count crew. Based on currently available information, we anticipate operating one crew in the U.S. during the second half of 2021 with periods of low utilization and potentially one crew in Canada during the fourth quarter.

While seismic data acquisition activity remains at low levels, we are beginning to experience a slight uptick in bid activity in the U.S. and are encouraged by recent inquiries in Canada for the upcoming season. Included in the bid activity are requests for carbon capture projects. Carbon capture projects, while typically smaller in scope, have certain levels of repeatability and could offer new opportunities for us.

In our continuing response to these difficult times, we significantly limited capital budget spending, reduced fixed and variable operating expenses, and implemented a comprehensive equipment maintenance program in preparation for a rapid response to anticipated increased activity levels. In addition, we maintain our commitment to our robust Health, Safety and Environmental program, ongoing client relationships and product quality.

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

Results of Operations

Operating Revenues. Operating revenues for the second quarter of 2021 decreased 99.3% to $193,000 compared to $29,499,000 in the same period of 2020. Operating revenues decreased 82.6% to $11,941,000 during the first six months of 2021 compared to $68,478,000 in the same period of 2020. The decreased revenue during the second quarter and first six months of 2021 compared to the same periods of 2020 was primarily due to low crew utilization during those periods of 2021.

Operating Expenses. Operating expenses for the second quarter of 2021 decreased 83.1% to $3,330,000 compared to $19,732,000 in the same period of 2020. Operating expenses decreased 70.7% to $14,272,000 during the first six months of 2021 compared to $48,748,000 in the same period of 2020. The decrease in operating expenses during the second quarter and first six months of 2021 compared to the same periods of 2020 was primarily due to decreased crew utilization during those periods of 2021.

General and Administrative Expenses. General and administrative expenses were 1,422.8% and 46.5% of revenues in the second quarter and first six months of 2021, respectively compared to 14.4% and 11.6% of revenues in the same periods of 2020. General and administrative expenses decreased $1,515,000 or 35.6% to $2,746,000 during the second quarter of 2021 from $4,261,000 during the same period of 2020, and decreased $2,382,000 or 30.0% to $5,553,000 during the first six months of 2021 from $7,935,000 during the same period of 2020.The primary factors for the decrease in general and administrative expenses during the second quarter and first six months of 2021 compared to the same period of 2020 was due to workforce reductions, salary reductions, and continued cost reduction efforts by management.

Depreciation and Amortization Expense. Depreciation and amortization expense for the second quarter and first six months of 2021 totaled $3,400,000 and $6,834,000, respectively, compared to $4,383,000 and $9,287,000 for the same periods of 2020. Depreciation expense decreased in 2021 compared to 2020 as a result of multiple years of reduced capital expenditures. Our depreciation expense is expected to remain below that of 2020 for the remainder of 2021 due to the anticipated continuation of maintenance levels of capital expenditures to maintain our existing asset base.

Total operating costs for the second quarter of 2021 were $9,476,000, representing a 66.6% decrease from the same period of 2020. The operating costs for the first six months of 2021 were $26,659,000, representing a 59.6% decrease from the same period of 2020. The decrease in operating costs for the second quarter and first six months of 2021 compared to 2020 was primarily due to the factors described above.

Income Taxes. Income tax expense for the second quarter and first six months of 2021 was $0 and $0, respectively, compared to income tax expense of $1,000 and $0 for the same periods of 2020. These amounts represent effective tax rates of 0.0% and 0.0% for the second quarter and first six months of 2021, respectively, compared to 0.1% and 0.0% for the second quarter and first six months of 2020. The Company’s nominal or no effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

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

The reconciliation of our EBITDA to net (loss) income and to net cash (used in) provided by operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(9,017)	$1,500	$(14,245)	$2,493
Depreciation and amortization	3,400	4,383	6,834	9,287
Interest (income) expense, net	(50)	(85)	(114)	(150)
Income tax expense	—	1	—	—
EBITDA	$(5,667)	$5,799	$(7,525)	$11,630

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net cash (used in) provided by operating activities	$(1,126)	$9,149	$(1,298)	$8,976
Changes in working capital and other items	(4,178)	(2,775)	(5,501)	3,733
Noncash adjustments to net (loss) income	(363)	(575)	(726)	(1,079)
EBITDA	$(5,667)	$5,799	$(7,525)	$11,630

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

Cash Flows. Net cash used in operating activities was $1,298,000 for the six months ended June 30, 2021 compared to net cash provided by operating activities of $8,976,000 for the same period of 2020. This was primarily due to a net loss for the first six months of 2021 compared to net income over the same period of 2020 and changes in the balances of our operating assets and liabilities.

Net cash provided by investing activities was $335,000 for the six months ended June 30, 2021 compared to cash used in investing activities of $2,545,000 for the same period of 2020. The decrease in cash used in investing activities between periods of $2,880,000 was primarily due to no capital expenditures during the first six months of 2021 compared to capital expenditures of $2,764,000 for the same period of 2020.

Net cash provided by financing activities was $211,000 for the six months ended June 30, 2021 and was primarily comprised of proceeds from notes payable of $550,000 and principal payments of $237,000 and $27,000 under our notes payable and finance leases, respectively. Net cash used in financing activities for the six months ended June 30, 2020 was $2,959,000 and was primarily comprised of principal payments of $7,842,000 and $1,474,000 under our notes payable and finance leases, respectively.

Capital Expenditures. The Board of Directors approved an initial 2021 capital budget in the amount of $1,000,000 for capital expenditures, which was limited to necessary maintenance capital requirements and incremental recording channel replacement or increase. For the six months ended June 30, 2021, there have been no capital expenditures. In recent years, we have funded most of our capital expenditures through cash flow from operations, cash reserves, equipment term loans and finance leases. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings.

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

Loan Agreement

Dominion Credit Facility. On September 30, 2019, we entered into a Loan and Security Agreement with Dominion Bank. On September 30, 2020 we entered into a Loan Modification Agreement to the Loan and Security Agreement (as amended by the Loan Modification Agreement, the “Loan Agreement”) for the purpose of amending and extending the maturity of our line of credit with Dominion Bank by one year. The Loan Agreement provides for a Revolving Credit Facility in an amount up to the lesser of (i) $15,000,000 or (ii) a sum equal to (a) 80% of our eligible accounts receivable plus 100% of the amount on deposit with Dominion Bank in our collateral account, consisting of a restricted CDARS account of $5,000,000. As of June 30, 2021, we have not borrowed any amounts under the Revolving Credit Facility.

Under the Revolving Credit Facility, interest will accrue at an annual rate equal to the lesser of (i) 6.00% and (ii) the greater of (a) the prime rate as published from time to time in The Wall Street Journal or (b) 3.50%. We will pay a commitment fee of 0.10% per annum on the difference of (a) $15,000,000 minus the Deposit minus (b) the daily average usage of the Revolving Credit Facility. The Loan Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets. We are also obligated to meet certain financial covenants under the Loan Agreement, including maintaining a tangible net worth of $75,000,000 and specified ratios with respect to current assets and liabilities and debt to tangible net worth. We received a limited waiver from Dominion Bank with respect to any non-compliance with the tangible net worth covenant for the period ended June 30, 2021. Our obligations under the Loan Agreement are secured by a security interest in the collateral account (including the Deposit) with Dominion Bank and future accounts receivable and related collateral. The maturity date of the Loan Agreement is September 30, 2021.

We do not currently have any notes payable under the Revolving Credit Facility

Dominion Letters of Credit. As of June 30, 2021, Dominion Bank has issued one letter of credit in the amount of $583,000 to support our workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Other Indebtedness

As of June 30, 2021, we have one short-term note payable to a finance company for various insurance premiums totaling $353,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Condensed Consolidated Balance Sheet as of June 30, 2021 includes finance leases of $74,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$353	$40
Interest rate	4.99%	4.99%

The aggregate maturities of finance leases as of June 30, 2021 are as follows (in thousands):

July 2021 - June 2022	$47
July 2022 - June 2023	27
Obligations under finance leases	$74

Interest rates on these leases range from 4.65% to 5.37%.

Contractual Obligations

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

Concentration of Credit Risk

Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at June 30, 2021. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several smaller clients.

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

Interest Rate Risk

From time to time, we are exposed to the impact of interest rate changes on the outstanding indebtedness under our Revolving Credit Facility which has variable interest rates.

We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At June 30, 2021, cash, restricted cash and short term investments totaled $45,917,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

3.3

Statement of Resolutions Establishing Series of Shares designated Series A Junior Participating Preferred Stock of Dawson Geophysical Company, filed on April 8, 2021 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

4.1

Rights Agreement, dated as of April 8, 2021 between Dawson Geophysical Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, filed on April 8, 2021 as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL ( Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended June 30, 2021 and 2020, (ii) Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101).

*         Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: August 13, 2021	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors, President and Chief Executive Officer

DATE: August 13, 2021	By:	/s/ James K. Brata
James K. Brata
Executive Vice President, Chief Financial Officer, Secretary and Treasurer