Form 10-Q
period 2021-09-30
DAWSON GEOPHYSICAL CO
filed 2021-11-04
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 2, 2021
Common Stock, $0.01 par value	23,643,934 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$36,018	$40,955
Restricted cash	5,000	5,000
Short-term investments	583	583
Accounts receivable, net	325	7,343
Prepaid expenses and other current assets	2,516	4,709
Total current assets	44,442	58,590

Property and equipment, net	28,941	38,900

Right-of-use assets	4,703	5,494

Intangibles, net	394	393

Total assets	$78,480	$103,377

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,557	$1,603
Accrued liabilities:
Payroll costs and other taxes	672	1,045
Other	1,491	1,811
Deferred revenue	96	1,779
Current maturities of notes payable and finance leases	246	94
Current maturities of operating lease liabilities	1,006	1,109
Total current liabilities	5,068	7,441

Long-term liabilities:
Notes payable and finance leases, net of current maturities	10	44
Operating lease liabilities, net of current maturities	4,177	4,899
Deferred tax liabilities, net	19	19
Total long-term liabilities	4,206	4,962

Operating commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
23,692,379 and 23,526,517 shares issued, and 23,643,934 and 23,478,072 shares
outstanding at September 30, 2021 and December 31, 2020, respectively	237	235
Additional paid-in capital	155,101	154,866
Retained deficit	(85,037)	(62,927)
Treasury stock, at cost; 48,445 shares	—	—
Accumulated other comprehensive loss, net	(1,095)	(1,200)
Total stockholders’ equity	69,206	90,974

Total liabilities and stockholders’ equity	$78,480	$103,377

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited and amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating revenues	$1,914	$8,738	$13,855	$77,216

Operating costs:
Operating expenses	3,975	9,441	18,247	58,189
General and administrative	2,443	3,270	7,996	11,205
Depreciation and amortization	3,249	4,125	10,083	13,412
	9,667	16,836	36,326	82,806

Loss from operations	(7,753)	(8,098)	(22,471)	(5,590)

Other income (expense):
Interest income	50	106	176	326
Interest expense	(4)	(10)	(16)	(80)
Other (expense) income, net	(158)	177	201	12

Loss before income tax	(7,865)	(7,825)	(22,110)	(5,332)

Income tax expense	—	(15)	—	(15)

Net loss	(7,865)	(7,840)	(22,110)	(5,347)

Other comprehensive (loss) income:
Net unrealized (loss) income on foreign exchange rate translation, net	(307)	374	105	(221)

Comprehensive loss	$(8,172)	$(7,466)	$(22,005)	$(5,568)

Basic loss per share of common stock	$(0.33)	$(0.33)	$(0.94)	$(0.23)

Diluted loss per share of common stock	$(0.33)	$(0.33)	$(0.94)	$(0.23)

Weighted average equivalent common shares outstanding	23,632,112	23,423,437	23,545,693	23,350,204

Weighted average equivalent common shares outstanding - assuming dilution	23,632,112	23,423,437	23,545,693	23,350,204

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(22,110)	$(5,347)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,083	13,412
Operating lease cost	796	916
Non-cash compensation	312	600
Deferred income tax expense	—	79
Change in other long-term liabilities	—	(150)
Gain on disposal of assets	(131)	(3)
Remeasurement and other	20	68
Change in operating assets and liabilities:
Decrease in accounts receivable	7,037	19,373
Decrease in prepaid expenses and other assets	2,194	4,505
Decrease in accounts payable	(365)	(2,957)
Decrease in accrued liabilities	(696)	(2,011)
Decrease in operating lease liabilities	(830)	(930)
Decrease in deferred revenue	(1,683)	(3,107)

Net cash (used in) provided by operating activities	(5,373)	24,448

Cash flows from investing activities:
Capital expenditures, net of non-cash capital expenditures summarized below	(11)	(2,822)
Proceeds from maturity of short-term investments	—	1,767
Proceeds from disposal of assets	384	225
Proceeds from notes receivable	—	26

Net cash provided by (used in) investing activities	373	(804)

Cash flows from financing activities:
Proceeds from notes payable	550	6,374
Principal payments on notes payable	(387)	(8,393)
Principal payments on finance leases	(46)	(2,291)
Tax withholdings related to stock-based compensation awards	(75)	(70)

Net cash provided by (used in) financing activities	42	(4,380)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	21	(113)

Net (decrease) increase in cash and cash equivalents and restricted cash	(4,937)	19,151

Cash and cash equivalents and restricted cash at beginning of period	45,955	31,271

Cash and cash equivalents and restricted cash at end of period	$41,018	$50,422

Supplemental cash flow information:
Cash paid for interest	$16	$89
Cash paid for income taxes	$81	$83
Cash received for income taxes	$—	$206

Non-cash operating, investing and financing activities:
Increase (decrease) in accrued purchases of property and equipment	$318	$(61)
Increase in right-of-use assets and operating lease liabilities	$1	$63
Increase in right-of-use assets for prepaid rent	$—	$3
Financed insurance premiums	$—	$433

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and amounts in thousands, except share data)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Retained	Comprehensive
	Of Shares	Amount	Capital	Deficit	(Loss) Income	Total
Balance December 31, 2020	23,526,517	$235	$154,866	$(62,927)	$(1,200)	$90,974
Net loss				(5,228)		(5,228)
Unrealized income on foreign exchange rate translation					201	201
Stock-based compensation expense			101			101
Balance March 31, 2021	23,526,517	235	154,967	(68,155)	(999)	86,048
Net loss				(9,017)		(9,017)
Unrealized income on foreign exchange rate translation					211	211
Issuance of common stock under stock compensation plans	174,000	2	(2)			—
Stock-based compensation expense			67			67
Issuance of common stock as compensation	11,320		30			30
Shares exchanged for taxes on stock-based compensation	(31,410)		(75)			(75)
Balance June 30, 2021	23,680,427	237	154,987	(77,172)	(788)	77,264
Net loss				(7,865)		(7,865)
Unrealized loss on foreign exchange rate translation					(307)	(307)
Stock-based compensation expense			84			84
Issuance of common stock as compensation	11,952	—	30			30
Balance September 30, 2021	23,692,379	$237	$155,101	$(85,037)	$(1,095)	$69,206

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Retained	Comprehensive
	Of Shares	Amount	Capital	Deficit	(Loss) Income	Total
Balance December 31, 2019	23,335,855	$233	$154,235	$(49,731)	$(1,572)	$103,165
Net income				993		993
Unrealized loss on foreign exchange rate translation					(1,199)	(1,199)
Stock-based compensation expense			203			203
Balance March 31, 2020	23,335,855	233	154,438	(48,738)	(2,771)	103,162
Net income				1,500		1,500
Unrealized income on foreign exchange rate translation					604	604
Issuance of common stock under stock compensation plans	78,600	1	(1)			—
Stock-based compensation expense			271			271
Shares exchanged for taxes on stock-based compensation	(15,420)		(17)			(17)
Balance June 30, 2020	23,399,035	234	154,691	(47,238)	(2,167)	105,520
Net loss				(7,840)		(7,840)
Unrealized income on foreign exchange rate translation					374	374
Issuance of common stock under stock compensation plans	157,500	2	(2)			—
Stock-based compensation expense			126			126
Shares exchanged for taxes on stock-based compensation	(30,018)	(1)	(52)			(53)
Balance September 30, 2020	23,526,517	$235	$154,763	$(55,078)	$(1,793)	$98,127

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

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements for the three and nine months ended September 30, 2021 include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Dawson Seismic Services Holdings, Inc., Eagle Canada, Inc., Eagle Canada Seismic Services ULC and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Allowance for Doubtful Accounts. The Company’s allowance for doubtful accounts reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument and is determined based on a number of factors. Management determines the need for any allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs, its current client base, when customer accounts exceed 90 days past due and specific customer account reviews. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. The Company's allowance for doubtful accounts was $250,000 at September 30, 2021 and December 31, 2020.

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

Recently Issued Accounting Pronouncements

In October 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-10, Codification Improvements, which clarifies the Codification or corrects unintended application of guidance by improving the consistency of the Codification for disclosure on multiple topics. They are not expected to change current practice. This ASU is effective for the annual period beginning after December 15, 2020, including interim periods within that annual period and should be applied on a retrospective basis for all periods presented. The Company adopted this guidance in the first quarter of 2021 and it did not have a material impact on its consolidated financial statements.

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

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

At September 30, 2021 and December 31, 2020, the Company’s financial instruments included cash and cash equivalents, restricted cash, short-term investments in certificates of deposit, accounts receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating lease liabilities. Due to the short-term maturities of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes payable, finance leases and operating lease liabilities approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes payable and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Revenues
United States	$1,914	$8,738	$10,891	$65,408
Canada	—	—	2,964	11,808
Total	$1,914	$8,738	$13,855	$77,216

Deferred Costs (in thousands)

Deferred costs were $1,847 and $2,525 at January 1, 2021 and 2020, respectively. The Company’s prepaid expenses and other current assets at September 30, 2021 and 2020 included deferred costs incurred to fulfill contracts with customers of $210 and $417, respectively.

Deferred costs at September 30, 2021 compared to January 1, 2021 and at September 30, 2020 compared to January 1, 2020 decreased primarily as a result of the completion of several projects during those nine month periods that had significant deferred fulfillment costs at January 1, 2021 and 2020, respectively.

The amount of total deferred costs amortized for the three and nine months ended September 30, 2021 was $453 and $4,360, respectively. The amount of total deferred costs amortized for the three and nine months ended September 30, 2020 was $1,128 and $12,023, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue (in thousands)

Deferred revenue was $1,779 and $3,481 at January 1, 2021 and 2020, respectively. The Company’s deferred revenue at September 30, 2021 and 2020 was $96 and $374, respectively.

Deferred revenue at September 30, 2021 compared to January 1, 2021 and at September 30, 2020 compared to January 1, 2020 decreased primarily as a result of completing projects for clients with large prepayments for third party reimbursables.

Revenue recognized for the three and nine months ended September 30, 2021 that was included in the contract liability balance at the beginning of 2021 was $0 and $1,779, respectively. Revenue recognized for the three and nine months ended September 30, 2020 that was included in the contract liability balance at the beginning of 2020 was $129 and $3,476, respectively.

5. DEBT

Dominion Loan Agreement

On September 30, 2019, the Company entered into a Loan and Security Agreement with Dominion Bank, a Texas state bank (“Dominion Bank”). On September 30, 2021, the Company entered into a Second Loan Modification Agreement (the “Second Modification”) to the Loan and Security Agreement (as amended by the Loan Modification Agreement, the “Loan Agreement”) for the purpose of (a) amending and extending the maturity of its line of credit with Dominion Bank by one year and (b) amending the Company's obligation to maintain a certain tangible net worth. The Loan Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an amount up to the lesser of (i) $15,000,000 or (ii) a sum equal to (a) 80% of the Company’s eligible accounts receivable plus 100% of the amount on deposit with Dominion Bank in the Company’s collateral account, consisting of a restricted CDARS account of $5,000,000 (the “Deposit”). As of September 30, 2021, the Company has not borrowed any amounts under the Revolving Credit Facility.

Under the Revolving Credit Facility, interest will accrue at an annual rate equal to the lesser of (i) 6.00% and (ii) the greater of (a) the prime rate as published from time to time in The Wall Street Journal or (b) 3.50%. The Company will pay a commitment fee of 0.10% per annum on the difference of (a) $15,000,000 minus the Deposit minus (b) the daily average usage of the Revolving Credit Facility. The Loan Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets. The Company is also obligated to meet certain financial covenants under the Loan Agreement, including maintaining a tangible net worth of not less than $55,000,000 and specified ratios with respect to current assets and liabilities and debt to tangible net worth. The Company’s obligations under the Loan Agreement are secured by a security interest in the collateral account (including the Deposit) with Dominion Bank and future accounts receivable and related collateral. The maturity date of the Loan Agreement is September 30, 2022.

The Company does not currently have any notes payable under the Revolving Credit Facility.

Dominion Letters of Credit

As of September 30, 2021, Dominion Bank has issued one letter of credit in the amount of $265,000 to support the Company’s workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Other Indebtedness

As of September 30, 2021, the Company has one short-term note payable to a finance company for various insurance premiums totaling $203,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Condensed Consolidated Balance Sheet as of September 30, 2021 includes finance leases of $53,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$203	$40
Interest rate	4.99%	4.99%

The aggregate maturities of finance leases as of September 30, 2021 are as follows (in thousands):

October 2021 - September 2022	$43
October 2022 - September 2023	10
Obligations under finance leases	$53

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

Maturities of lease liabilities as of September 30, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases
October 2021 - September 2022	$1,243	$45
October 2022 - September 2023	1,166	10
October 2023 - September 2024	1,188	—
October 2024 - September 2025	943	—
October 2025 - September 2026	892	—
Thereafter	451	—
Total payments under lease agreements	5,883	55

Less imputed interest	(700)	(2)

Total lease liabilities	$5,183	$53

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

8. NET LOSS PER SHARE

Basic loss per share is computed by dividing the net loss by the weighted average shares outstanding. Diluted loss per share is computed by dividing the net loss by the weighted average diluted shares outstanding.

The computation of basic and diluted loss per share (in thousands, except share and per share data) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(7,865)	$(7,840)	$(22,110)	$(5,347)
Weighted average common shares outstanding
Basic	23,632,112	23,423,437	23,545,693	23,350,204
Dilutive common stock options, restricted stock unit awards and restricted stock awards	—	—	—	—
Diluted	23,632,112	23,423,437	23,545,693	23,350,204
Basic loss per share of common stock	$(0.33)	$(0.33)	$(0.94)	$(0.23)
Diluted loss per share of common stock	$(0.33)	$(0.33)	$(0.94)	$(0.23)

The Company had a net loss for the three and nine months ended September 30, 2021 and 2020. As a result, all stock options, restricted stock unit awards and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for those periods.

The following weighted average numbers of stock options, restricted stock unit awards and restricted stock awards have been excluded from the calculation of diluted loss per share of common stock, as their effect would be anti-dilutive for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	—	—	—	—
Restricted stock units	167,500	242,478	151,413	332,868
Restricted stock awards	—	—	—	—
Total	167,500	242,478	151,413	332,868

9. INCOME TAXES

For each of the three and nine months ended September 30, 2021, the Company's effective tax rate was 0.0%. For the three and nine months ended September 30, 2020, the Company’s effective tax rate was -0.2% and -0.3%, respectively. The Company’s nominal or no effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

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

If the Company had any income tax benefit for the three and nine months ended September 30, 2021, it would not include income tax benefits for all of the losses incurred because the Company has recorded valuation allowances against significantly all of its federal, state and foreign deferred tax assets. The Company has recorded valuation allowances against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, a federal valuation allowance and additional state valuation allowances were maintained during the nine months ended September 30, 2021 and 2020. In addition, due to the Company’s recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowances considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

On December 27, 2020, Congress passed the Consolidated Appropriations Act, 2021 which included changes to federal income tax law which did not have a material impact on the Company’s consolidated financial statements.

10. SUBSEQUENT EVENTS

On October 25, 2021, the Company announced that it entered into a definitive merger agreement Wilks Brothers, LLC (“Wilks”). Pursuant to the merger agreement, a subsidiary of Wilks commenced a tender offer to acquire all of the Company’s outstanding common stock for $2.34 per share in cash (the “Offer”) on November 1, 2021. Subject to the closing of the Offer, the merger agreement also contemplates that Wilks will acquire any shares of the Company’s common stock that are not tendered into the Offer at the same price per share through a second-step merger, which will be completed as soon as practicable following the closing of the Offer, subject to the approval of at least 80% of the outstanding shares of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements, our financial position, business strategy and plans, objectives of our management for future operations, including statements related to the expected or potential impact of the novel coronavirus (“COVID-19”) pandemic on our business, financial condition and results of operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. These risks include, but are not limited to, the satisfaction of closing conditions for the acquisition by Wilks (such as the tender of at least 80% of the outstanding shares of capital stock of the Company in order to close the tender offer, and approval of at least 80% of the outstanding shares of the capital stock of the Company in order to consummate the second step merger); the possibility that the merger will not be completed; dependence upon energy industry spending; changes in exploration and production spending by our customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of our customers, particularly during extended periods of low prices for crude oil and natural gas; the volatility of oil and natural gas prices; changes in economic conditions; the severity and duration of the COVID-19 pandemic-related economic repercussions and the resulting negative impact on demand for oil and gas; surpluses in the supply of oil and the ability of the Organization of the Petroleum Exporting Countries and its allies, collectively known as OPEC+, to agree on and comply with supply limitations; the duration and magnitude of the unprecedented disruption in the oil and gas industry currently resulting from the impact of the foregoing factors, which is negatively impacting our business; the potential for contract delays; reductions or cancellations of service contracts; limited number of customers; credit risk related to our customers; reduced utilization; high fixed costs of operations and high capital requirements; operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees and remote work arrangements; industry competition; external factors affecting our crews such as weather interruptions and inability to obtain land access rights of way; whether we enter into turnkey or dayrate contracts; crew productivity; the availability of capital resources; and disruptions in the global economy. A discussion of these and other factors, including risks and uncertainties, is set forth in our Annual Report on Form 10-K that was filed with the SEC on March 16, 2021 and any subsequent Quarterly Reports on Form 10-Q filed with the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We disclaim any intention or obligation to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Activity levels during the third quarter of 2021 remained depressed, as we had one seismic data acquisition crew operating in the lower 48 with extended periods of low utilization. Our one active crew was idle from early September to mid-October. The near-term outlook for seismic data acquisition activity in the U.S. remains challenged, notwithstanding the currently elevated prices for oil and natural gas. Based on currently available information, our one active lower 48 crew resumed operation in mid-October on a small, few thousand channel count project with a duration of approximately seven days, and is further scheduled through early February of 2022 with current projects of various sizes and channel count requirements, the largest of which is 65,000 channels with a duration of approximately 45 days.

The Canadian season should begin earlier than in recent years. We expect to operate two crews in Canada in the back half of the fourth quarter of 2021 through the end of the winter season which concludes at the end of the first quarter of 2022. We have or anticipate to be awarded several additional mid-sized projects in the lower 48, each of which will be pushed into late 2022 primarily due to land access issues. Bid activity remains at historically low levels and visibility into 2022 is limited in the lower 48. Due to a lack of demand for seismic data acquisition projects in both Canada and the lower 48, prices for our services softened in the last quarter.

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

Results of Operations

Operating Revenues. Operating revenues for the third quarter of 2021 decreased 78.1% to $1,914,000 compared to $8,738,000 in the same period of 2020. Operating revenues decreased 82.1% to $13,855,000 during the first nine months of 2021 compared to $77,216,000 in the same period of 2020. The decreased revenue during the third quarter and first nine months of 2021 compared to the same periods of 2020 was primarily due to lower demand and extended periods of low utilization during those periods of 2021.

Operating Expenses. Operating expenses for the third quarter of 2021 decreased 57.9% to $3,975,000 compared to $9,441,000 in the same period of 2020. Operating expenses decreased 68.6% to $18,247,000 during the first nine months of 2021 compared to $58,189,000 in the same period of 2020. The decrease in operating expenses during the third quarter and first nine months of 2021 compared to the same periods of 2020 was primarily due to decreased crew utilization during those periods of 2021.

General and Administrative Expenses. General and administrative expenses were 127.6% and 57.7% of revenues in the third quarter and first nine months of 2021, respectively compared to 37.4% and 14.5% of revenues in the same periods of 2020. General and administrative expenses decreased $827,000 or 25.3% to $2,443,000 during the third quarter of 2021 from $3,270,000 during the same period of 2020, and decreased $3,209,000 or 28.6% to $7,996,000 during the first nine months of 2021 from $11,205,000 during the same period of 2020.The primary factors for the decrease in general and administrative expenses during the third quarter and first nine months of 2021 compared to the same periods of 2020 was due to workforce reductions, salary reductions, and continued cost reduction efforts by management.

Depreciation and Amortization Expense. Depreciation and amortization expense for the third quarter and first nine months of 2021 totaled $3,249,000 and $10,083,000, respectively, compared to $4,125,000 and $13,412,000 for the same periods of 2020. Depreciation expense decreased in 2021 compared to 2020 as a result of multiple years of reduced capital expenditures. Our depreciation expense is expected to remain below that of 2020 for the remainder of 2021 due to the anticipated continuation of maintenance levels of capital expenditures to maintain our existing asset base.

Total operating costs for the third quarter of 2021 were $9,667,000, representing a 42.6% decrease from the same period of 2020. The operating costs for the first nine months of 2021 were $36,326,000, representing a 56.1% decrease from the same period of 2020. The decrease in operating costs for the third quarter and first nine months of 2021 compared to 2020 was primarily due to the factors described above.

Income Taxes. Income tax expense for the third quarter and first nine months of 2021 was $0 and $0, respectively, compared to income tax expense of $15,000 and $15,000 for the same periods of 2020. These amounts represent effective tax rates of 0.0% and 0.0% for the third quarter and first nine months of 2021, respectively, compared to -0.2% and -0.3% for the third quarter and first nine months of 2020. The Company’s nominal or no effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

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

The reconciliation of our EBITDA to net loss and to net cash (used in) provided by operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(7,865)	$(7,840)	$(22,110)	$(5,347)
Depreciation and amortization	3,249	4,125	10,083	13,412
Interest (income) expense, net	(46)	(96)	(160)	(246)
Income tax expense	—	15	—	15
EBITDA	$(4,662)	$(3,796)	$(12,187)	$7,834

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net cash (used in) provided by operating activities	$(4,075)	$15,472	$(5,373)	$24,448
Changes in working capital and other items	(205)	(18,831)	(5,706)	(15,098)
Non-cash adjustments to net loss	(382)	(437)	(1,108)	(1,516)
EBITDA	$(4,662)	$(3,796)	$(12,187)	$7,834

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

Cash Flows. Net cash used in operating activities was $5,373,000 for the nine months ended September 30, 2021 compared to net cash provided by operating activities of $24,448,000 for the same period of 2020. This was primarily due to a significantly larger net loss for the first nine months of 2021 compared to the same period of 2020 as well as changes in the balances of our operating assets and liabilities.

Net cash provided by investing activities was $373,000 for the nine months ended September 30, 2021 compared to net cash used in investing activities of $804,000 for the same period of 2020. The decrease in cash used in investing activities between periods of $1,177,000 was primarily due to minimal capital expenditures during the first nine months of 2021 compared to capital expenditures of $2,822,000 for the same period of 2020 offset by proceeds from maturities of short-term investments of $1,767,000 for the same period of 2020.

Net cash provided by financing activities was $42,000 for the nine months ended September 30, 2021 and was primarily comprised of proceeds from notes payable of $550,000 offset by principal payments of $387,000 and $46,000 under our notes payable and finance leases, respectively. Net cash used in financing activities for the nine months ended September 30, 2020 was $4,380,000 and was primarily comprised of principal payments of $8,393,000 and $2,291,000 under our notes payable and finance leases, respectively, offset by proceeds from notes payable of $6,374,000.

Capital Expenditures. The Board of Directors approved an initial 2021 capital budget in the amount of $1,000,000 for capital expenditures, which was limited to necessary maintenance capital requirements and incremental recording channel replacement or increase. For the nine months ended September 30, 2021, we have spent $329,000 on capital expenditures. In recent years, we have funded most of our capital expenditures through cash flow from operations, cash reserves, equipment term loans and finance leases. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings.

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

Loan Agreement

Dominion Credit Facility. On September 30, 2019, we entered into a Loan and Security Agreement with Dominion Bank. On September 30, 2021, we entered into the Second Modification to the Loan and Security Agreement for the purpose of (a) amending and extending the maturity of our line of credit with Dominion Bank by one year and (b) amending our obligation to maintain a certain tangible net worth. The Loan Agreement provides for a Revolving Credit Facility in an amount up to the lesser of (i) $15,000,000 or (ii) a sum equal to (a) 80% of our eligible accounts receivable plus 100% of the amount on deposit with Dominion Bank in our collateral account, consisting of a restricted CDARS account of $5,000,000. As of September 30, 2021, we have not borrowed any amounts under the Revolving Credit Facility.

Under the Revolving Credit Facility, interest will accrue at an annual rate equal to the lesser of (i) 6.00% and (ii) the greater of (a) the prime rate as published from time to time in The Wall Street Journal or (b) 3.50%. We will pay a commitment fee of 0.10% per annum on the difference of (a) $15,000,000 minus the Deposit minus (b) the daily average usage of the Revolving Credit Facility. The Loan Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets. We are also obligated to meet certain financial covenants under the Loan Agreement, including maintaining a tangible net worth of not less than $55,000,000 and specified ratios with respect to current assets and liabilities and debt to tangible net worth. Our obligations under the Loan Agreement are secured by a security interest in the collateral account (including the Deposit) with Dominion Bank and future accounts receivable and related collateral. The maturity date of the Loan Agreement is September 30, 2022.

We do not currently have any notes payable under the Revolving Credit Facility.

Dominion Letters of Credit. As of September 30, 2021, Dominion Bank has issued one letter of credit in the amount of $265,000 to support our workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Other Indebtedness

As of September 30, 2021, we have one short-term note payable to a finance company for various insurance premiums totaling $203,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Condensed Consolidated Balance Sheet as of September 30, 2021 includes finance leases of $53,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$203	$40
Interest rate	4.99%	4.99%

The aggregate maturities of finance leases as of September 30, 2021 are as follows (in thousands):

October 2021 - September 2022	$43
October 2022 - September 2023	10
Obligations under finance leases	$53

Interest rates on these leases range from 4.83% to 5.37%.

Contractual Obligations

We believe that our capital resources, including our cash on hand, short-term investments, cash flow from operations, and funds available under our Revolving Credit Facility will be adequate to meet our current operational needs. We believe that we will be able to finance our 2021 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our Revolving Credit Facility. However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic climate adversely affects the ability of our customers, and/or potential customers, to promptly pay amounts owing to us under their service contracts with us.

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

Concentration of Credit Risk

Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at September 30, 2021. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several smaller clients.

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

We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At September 30, 2021, cash, restricted cash and short term investments totaled $41,601,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Additionally there are certain risks, listed below, associated with our pending merger with Wilks.  See Note 10 – Subsequent Events, above, for a discussion of this proposed transaction.

Risks Related to the Proposed Merger

Failure to complete the pending tender offer and merger could adversely affect our stock price and our future business and operations.

The merger with Wilks is subject to customary closing conditions, including the tender of at least 80% of the outstanding shares of the Company pursuant to the Offer, and the approval of the merger by at least 80% of the outstanding shares of the Company. Neither we nor Wilks can assure you that the merger will occur. In the event that the merger is not consummated, we will be required to pay certain costs related to the merger, including legal, accounting and advisory fees, which may be required to be paid even if the merger is not completed. In the event that the Offer is not completed, or the merger is not consummated, our business, stock price and results of operations could be negatively impacted.

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

10.1

Second Loan Modification Agreement to Loan and Security Agreement, by and between Dawson Geophysical Company and Dominion Bank, dated September 30, 2021, filed on October 1, 2021 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL ( Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020, (ii) Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101).

*         Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: November 4, 2021	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
Chairman of the Board of Directors, President and Chief Executive Officer

DATE: November 4, 2021	By:	/s/ James K. Brata
James K. Brata
Executive Vice President, Chief Financial Officer, Secretary and Treasurer