Form 10-K
period 2021-12-31
DAWSON GEOPHYSICAL CO
filed 2022-03-18
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of Dawson Geophysical Company common stock, par value $0.01 per share, held by non-affiliates (based upon the closing transaction price on Nasdaq) was approximately $57,423,000.

On March 16, 2022, there were 23,692,379 shares of Dawson Geophysical Company common stock, $0.01 par value outstanding.

As used in this report, the terms “we,” “our,” “us,” “Dawson” and the “Company” refer to Dawson Geophysical Company unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

DAWSON GEOPHYSICAL COMPANY

FORM 10-K

For the Year Ended December 31, 2021

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements other than statements of historical fact included in this Form 10-K that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” regarding technological advancements and our financial position, business strategy, and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. These risks include, but are not limited to, the fact that the Company is a controlled public company with a limited market for its shares, which could result in the delisting of the Company’s shares from Nasdaq and the Company no longer being required to make filings with the SEC; the impact of general economic, industry, market or political conditions; dependence upon energy industry spending; changes in exploration and production spending by our customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of our customers, particularly during extended periods of low prices for crude oil and natural gas; the volatility of oil and natural gas prices; changes in economic conditions; the severity and duration of the COVID-19 pandemic, related economic repercussions and the resulting negative impact on demand for oil and gas; surplus in the supply of oil and the ability of OPEC+ to agree on and comply with supply limitations; the duration and magnitude of the unprecedented disruption in the oil and gas industry currently resulting from the impact of the foregoing factors, which is negatively impacting our business; the potential for contract delays; reductions or cancellations of service contracts; limited number of customers; credit risk related to our customers; reduced utilization; high fixed costs of operations and high capital requirements; operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees and remote work arrangements; industry competition; external factors affecting the Company’s crews such as weather interruptions and inability to obtain land access rights of way; whether the Company enters into turnkey or day rate contracts; crew productivity; the availability of capital resources; disruptions in the global economy and whether or not a future transaction or other action occurs that causes the Company to be delisted from Nasdaq and no longer be required to make filings with the SEC. The cautionary statements made in this Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Form 10-K. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. The Company disclaims any intention or obligation to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Merger with Wilks

On October 25, 2021, the Company entered into a definitive Agreement and Plan of Merger, dated as of October 25, 2021 (as amended from time to time, the “Merger Agreement”), by and among Dawson, Wilks Brothers, LLC, a Texas limited liability company (“Wilks”), and WB Acquisitions Inc., a Delaware corporation and a wholly-owned subsidiary of Wilks (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving the Merger as a subsidiary of Wilks (the “Merger”).

On November 1, 2021, Merger Sub commenced a tender offer for all of the outstanding shares of common stock of Dawson at a price of $2.34 per share (the “Offer”). The Offer expired at the end of the day on January 14, 2022. Accordingly, Wilks and its affiliates now own approximately 74.46% of our common stock.

A special meeting of stockholders was held on March 15, 2022 to consider and vote on the proposal to approve and adopt the Merger Agreement, among other things, and the approval of only 76.71% of the outstanding shares of common stock was obtained, which is below the 80% approval required to approve the Merger. Accordingly, the Company will continue to be a controlled company with its shares listed on Nasdaq and will continue to be required to make filings with the SEC.

The Industry

Technological advances in seismic equipment and computing allow the seismic industry to acquire and process, on an efficient basis, immense volumes of seismic data which produce precise images of the earth’s subsurface. The latest accepted method of seismic data acquisition, processing, and the subsequent interpretation of the processed data is the 3-D seismic method. Geophysicists use computer workstations to interpret 3-D data volumes, identify subsurface anomalies, and generate a geologic model of subsurface features. In contrast with the 3-D method, the 2-D method involves the collection of seismic data in a linear fashion, thus generating a single plane of subsurface seismic data. Over recent years, the size of our surveys and density of recording channels and vibrator energy source units has increased, resulting in an increase in required recording channels and energy source units to perform such surveys. The trend for our industry has been a shift to fewer, larger channel count crews operating with an increase in the number of energy source units. We do operate smaller crews from time to time depending on the requirements of the specific project.

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

As of December 31, 2021, we operate 112 vibrator energy source units and approximately 276,000 recording channels. The recording channels consist of 102,000 single-channel GSR/GSX boxes, 150,000 channels of GSR Multi-channel boxes and a 24,000 channel INOVA Hawk System. Each crew consists of approximately 40 to 100 technicians with associated vehicles, geophones, a seismic recording system, energy sources, cables, and a variety of other equipment. The GSR/GSX and INOVA Hawk crews utilize a recorder to manage the data acquisition while the individual system captures and holds the data until they are placed in the Data Transfer Module. The data is then transferred to various data storage media, which are delivered to a data processing center selected by the client.

Equipment Acquisition and Capital Expenditures

We monitor and evaluate advances in geophysical technology and commit capital funds to purchase the equipment we deem most effective to maintain our competitive position. Purchasing and updating seismic equipment and technology involves a commitment to capital spending. We also tie our capital expenditures closely to demand for our services. Beginning in 2014, we adopted a maintenance capital expenditures program due to the belief that our equipment base was sufficient to meet current demand; however, our Board of Directors may increase the capital budget in response to strategic opportunities to acquire seismic recording equipment. Our Board of Directors approved a maintenance capital expenditure budget of $1,000,000 for 2021 of which we utilized $505,000 during the 12 months ended December 31, 2021. Our Board of Directors has approved an initial maintenance capital expenditure budget of $5,000,000 for 2022.

Clients

Our services are marketed by supervisory and executive personnel who contact clients to determine geophysical needs and respond to client inquiries regarding the availability of crews or processing schedules. These contacts are based principally upon professional relationships developed over a number of years.

Our clients range from major oil and gas companies to small independent oil and gas operators and also providers of multi-client data libraries. The services we provide to our clients vary according to the size and needs of each client. During the twelve months ended December 31, 2021, sales to three clients represented approximately 65% of our revenues. We anticipate that sales to these clients will represent a smaller percentage of our overall revenues during 2022. The remaining balance of our revenues were derived from varied clients and none represented 10% or more of our revenues.

We historically have not acquired seismic data for our own account or for future sale, maintained multi-client seismic data libraries, or participated in oil and gas ventures; however Wilks, our controlling shareholder, has participated in those activities in the past, and may choose to do so with us in the future. The results of seismic surveys conducted for a client belong to that client. It is also our policy that none of our officers, directors or employees actively participate in oil and natural gas ventures. All of our clients’ information is maintained in the strictest confidence.

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

Employees

As of December 31, 2021, we employed 190 full-time employees, of which 48 consisted of management, sales, and administrative personnel with the remainder being crew and crew support personnel. Our employees are not represented by a labor union. We believe we have good relations with our employees.

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

We are monitoring developments in Ukraine as well as the related export controls and financial and economic sanctions imposed on certain industry sectors and parties in Russia by the U.S., the U.K., the European Union and others. Although we do not presently foresee direct material adverse effects upon our business, financial condition or results of operations as a result of developments in Ukraine and the consequent controls and sanctions, these factors may affect companies in many sectors and could lead to increased market volatility and uncertainty, which could affect us in turn.

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

Worldwide political, economic, and military events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Depending on the market prices of oil and natural gas, oil and natural gas exploration and development companies may cancel or curtail their capital expenditure and drilling programs, thereby reducing demand for our services, or may become unable to pay, or have to delay payment of, amounts owed to us for our services. Oil and natural gas prices have been highly volatile historically and, we believe, will continue to be so in the future. Many factors beyond our control affect oil and natural gas prices, including:

●	the cost of exploring for, producing, and delivering oil and natural gas;
●	the discovery rate of new oil and natural gas reserves;
●	the rate of decline of existing and new oil and natural gas reserves;
●	available pipeline and other oil and natural gas transportation capacity;
●	the ability of oil and natural gas companies to raise capital and debt financing;
●	actions by OPEC (the Organization of Petroleum Exporting Countries);
●	political instability in the Middle East and other major oil and natural gas producing regions;
●	economic conditions in the U.S. and elsewhere;
●	domestic and foreign tax policy;
●	domestic and foreign energy policy including increased emphasis on alternative sources of energy;
●	increased attention to environmental, social and governance matters, including climate change;
●	weather conditions in the U.S., Canada and elsewhere;
●	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;
●	the price of foreign imports of oil and natural gas; and
●	the overall supply and demand for oil and natural gas.

We are a "controlled company", controlled by Wilks, and as a result, are exempt from certain corporate governance requirements that are designed to provide protection to stockholders of companies that are not controlled companies.

As of January 14, 2022, Wilks controls approximately 74.46% of our combined voting power and is able to elect all of the Company’s board of directors. As a result, we are considered a “controlled company” for the purposes of the Nasdaq listing requirements. As a “controlled company,” we are permitted to, and we may, opt out of the Nasdaq listing requirements that would require (i) a majority of the members of our board of directors to be independent, (ii) that we establish a compensation committee and a nominating and governance committee, each comprised entirely of independent directors, or (iii) an annual performance evaluation of the nominating and governance and compensation committees. The Nasdaq listing requirements are intended to ensure that directors who meet the independence standards are free of any conflicting interest that could influence their actions as directors. Our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the applicable Nasdaq listing requirements. It is also possible that the interests of Wilks may in some circumstances conflict with our interests and the interests of the holders of our common stock.

A limited number of clients operating in a single industry account for a significant portion of our revenues, and the loss of one of these clients could adversely affect our results of operations.

We derive a significant amount of our revenues from a relatively small number of oil and gas exploration and development companies and providers of multi-client data libraries. During the twelve months ended December 31, 2021, our three largest clients accounted for approximately 65% of our revenues. If these clients, or any of our other significant clients, were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, experience financial difficulties or for any other reason, our results of operations could be adversely affected.

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

We incur losses.

We incurred net losses of $29,091,000 for the twelve months ended December 31, 2021 and $13,196,000 for the twelve months ended December 31, 2020.

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

We have indebtedness from time to time under credit facilities with a commercial bank, and certain of our accounts receivable and a restricted IntraFi Network Deposit account are pledged as collateral for these obligations. Our ability to borrow may be limited if our accounts receivable decreases.

From time to time, we may have indebtedness under credit facilities with a commercial bank. We maintain a restricted IntraFi Network Deposit account with our commercial bank which can be used as collateral against future borrowings. If we are unable to repay all secured borrowings when due, whether at maturity or if declared due and payable following a default, our lenders have the right to proceed against the deposit pledged to secure the indebtedness and may liquidate the IntraFi Network Deposit account in order to repay those borrowings, which could materially harm our business, financial condition and results of operations. Our ability to borrow funds under our revolving line of credit is tied to the value of our collateral account with our commercial bank as well as the amount of our eligible accounts receivable. If our accounts receivable decrease materially for any reason, including delays, reductions or cancellations by clients or decreased demand for our services, our ability to borrow to fund operations or other obligations may be limited.

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

Our stock price is subject to significant volatility. Overall market conditions, including a decline in oil and natural gas prices and other risks and uncertainties described in this “Risk Factors” section and in our other filings with the SEC, could cause the market price of our common stock to fall. Our high and low sales prices of our common stock for the twelve months ended December 31, 2021 were $4.47 and $1.83, respectively. Further, the high and low sales prices of our common stock for the twelve months ended December 31, 2020 were $2.93 and $0.84, respectively.

Our common stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “DWSN.” However, daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities. For example, during 2021 our daily trading volume was as low as 4,100 shares. It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.

In addition, after the consummation of the Offer on January 14, 2022, Wilks and its affiliates own approximately 74.46% of our common stock; therefore, the public market for our common stock is more limited, which could lead to increased volatility and low trading volumes. Shareholders that tendered their shares in the Offer received consideration of $2.34 per share.

Our common stock traded below $5.00 per share for the past year, and when it trades below $5.00 per share it may be considered a low-priced stock and may be subject to regulations that limit or restrict the potential market for the stock.

Our common stock may be considered a low-priced stock pursuant to rules promulgated under the Exchange Act, if it continues to trade below a price of $5.00 per share. Under these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stock, the broker-dealer’s duties, the client’s rights and remedies, and certain market and other information, and make a suitability determination approving the client for low-priced stock transactions based on the client’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing and provide monthly account statements to the client, and obtain specific written consent of the client. With these restrictions, the likely effect of designation as a low-price stock would be to decrease the willingness of broker-dealers to make a market for our common stock, to decrease the liquidity of the stock, and to increase the transaction costs of sales and purchases of such stocks compared to other securities. Our common stock traded below a price of $5.00 per share for the duration of 2021 and we cannot guarantee that our common stock will trade at a price greater than $5.00 per share.

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

In response to concerns suggesting that emissions of certain gases, commonly referred to as “greenhouse gases” (“GHG”) (including carbon dioxide and methane), may be contributing to global climate change, legislative and regulatory measures to address the concerns are in various phases of discussion or implementation at the national and state levels. Many states, either individually or through multi-state regional initiatives, have already taken legal measures intended to reduce GHG emissions, primarily through the planned development of GHG emission inventories and/or GHG cap and trade programs. Although various climate change legislative measures have periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate both in the U.S. and internationally regarding the impact of these gases and possible means for their regulation, it is not possible at this time to predict whether or when Congress may act on climate change legislation. However, future actions that require substantial reductions in carbon emissions could be costly and difficult to implement.

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

In addition, the U.S. was actively involved in the United Nations Conference on Climate Change in Paris, which led to the creation of the Paris Agreement. In April 2016, the U.S. signed the Paris Agreement, which requires countries to review and “represent a progression” in their nationally determined contributions, which set emissions reduction goals, every five years. In November 2020, the U.S. officially withdrew from the Paris Agreement. However, on January 20, 2021, President Biden signed an “Acceptance on Behalf of the United States of America” that will allow the U.S. to rejoin the Paris Agreement. The newly signed acceptance, deposited with the United Nations on January 20, reverses the prior withdrawal. The U.S. officially rejoined the Paris Agreement on February 19, 2021. The Paris Agreement requires countries to review and “represent a progression” in their nationally determined contributions, which set emissions reduction goals, every five years beginning in 2020. As part of rejoining the Paris Agreement, President Biden announced that the U.S. would commit to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. In addition, shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change. For example, the Executive Order on “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” sought to adopt new regulations and policies to address climate change and suspend, revise, or rescind, prior agency actions that were identified as conflicting with the Biden Administration’s climate policies.  Additional legislation or regulation by states and regions, the EPA, and/or any international agreements to which the U.S. may become a party that control or limit GHG emissions or otherwise seek to address climate change could adversely affect our operations.

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

In addition, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities.  Ultimately, this could make it more difficult to secure funding for exploration and production activities, which may have an adverse impact on the demand for our services.

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

Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and in some states have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. Several states have adopted more stringent permitting, public disclosure or well construction legislation and/or regulations. Three states (New York, Maryland and Vermont) have banned the use of high-volume hydraulic fracturing.  In addition to state laws, some local municipalities have adopted or are considering adopting land use restrictions, such as city ordinances, that may restrict or prohibit the performance of well drilling in general or hydraulic fracturing in particular.  There have also been certain governmental reviews that focus on deep shale and other formation completion and production practices, including hydraulic fracturing.  Governments may continue to study hydraulic fracturing.  We cannot predict the outcome of future studies, but based on the results of these studies to date, federal and state legislatures and agencies may seek to further regulate or even ban hydraulic fracturing activities. These regulatory initiatives could each spur further action toward federal and/or state legislation and regulation of hydraulic fracturing activities. Additional regulation could materially reduce our business opportunities and revenues if our customers decrease their levels of activity in response to such regulation.

Some parties also believe that there is a correlation between hydraulic fracturing and other oilfield related activities and the increased occurrence of seismic activity. When caused by human activity, such seismic activity is called induced seismicity. The extent of this correlation, if any, is the subject of studies of both state and federal agencies. In addition, a number of lawsuits have been filed against other industry participants alleging damages and regulatory violations in connection with such activity. These and other ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing and other aspects of the oil and gas industry. In light of concerns about induced seismicity, some state regulatory agencies have already modified their regulations or issued orders to address induced seismicity.

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

We also have additional offices in two other cities in Texas: Houston and Plano. Our Houston sales office is in an 8,161 square foot facility. Our office in Plano, Texas consists of 5,181 square feet of office space.

We lease a 2,630 square foot facility in Oklahoma City, Oklahoma as a sales office.

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

Three Months Ended	High	Low
March 31, 2020	$2.93	$0.84
June 30, 2020	$2.05	$0.85
September 30, 2020	$2.21	$1.34
December 31, 2020	$2.35	$1.66
March 31, 2021	$4.47	$2.07
June 30, 2021	$2.80	$2.19
September 30, 2021	$3.00	$1.83
December 31, 2021	$2.50	$1.97

As of March 16, 2022, the market price for our common stock was $2.33 per share, and we had 70 common stockholders of record, as reported by our transfer agent.

No dividends were paid in 2021 or 2020. While there are currently no restrictions prohibiting us from paying dividends to our shareholders, our Board of Directors, after consideration of economic and market conditions affecting the energy industry in general, and the oilfield services business in particular, determined that we would not pay a dividend in respect of our common stock for the foreseeable future. Payment of any dividends in the future will be at the discretion of our board and will depend on our financial condition, results of operations, capital and legal requirements, and other factors deemed relevant by the board.

The following table summarizes certain information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2021. See information and definitions regarding material features of the plans in “Note 8, Stock-Based Compensation” to the Consolidated Financial Statements incorporated by reference herein.

Equity Compensation Plan Information

Number of
	Securities to be			Number of Securities
	Issued Upon			Remaining Available
	Exercise or	Weighted Average		for Future Issuance
	Vesting of	Exercise Price		Under the Equity
	Outstanding	of Outstanding		Compensation Plan
	Options,	Options,		(Excluding Securities
	Warrants and	Warrants and		Reflected in
Plan Category	Rights	Rights		Column (a))
(a)
2016 Plan
Equity compensation plan approved by security holders	335,000	$—	(1)	1,049,437
Equity compensation plans not approved by security holders	—	—		—
Total	335,000	$—		1,049,437
(1)	Restricted stock unit awards have no exercise price.

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

Overview

We are a leading provider of North American onshore seismic data acquisition services with operations throughout the continental U.S. and Canada. Substantially all of our revenues are derived from the seismic data acquisition services we provide to our clients. Our clients consist of major oil and gas companies, independent oil and gas operators, and providers of multi-client data libraries. In recent years, our primary customer base has consisted of providers of multi-client data libraries. Demand for our services depends upon the level of spending by these companies for exploration, production, development and field management activities, which depends, in large part, on oil and natural gas prices. Significant fluctuations in domestic oil and natural gas exploration and development activities related to commodity prices, as we have recently experienced, have affected, and will continue to affect, demand for our services and our results of operations, and such fluctuations continue to be the single most important factor affecting our business and results of operations.

During the fourth quarter of 2021, we operated one large channel count data acquisition crew with periods of low utilization in the U.S. and one crew in Canada during the back half of the quarter. The one U.S. crew was inactive until later in the fourth quarter and continued operation through the early part of the first quarter of 2022. Based on currently available information, we anticipate operating two small channel count crews in the U.S. periodically through the latter part of the first quarter of 2022 and up to three midsize crews in Canada for the winter season which concludes at the end of the first quarter of 2022.

Visibility beyond the first quarter of 2022 is limited as demand for seismic data acquisition services in North America remains historically weak. Bid activity continues to be slow despite recent surges in oil and natural gas prices as U.S. Exploration and Production companies publicly reiterate their focus on return of capital strategies, capital spending restraint and limited production growth. We anticipate limited crew activity in the second and third quarters and, while engaging in active discussions for projects in the second half of 2022, including potential projects for exploration and production and multi-client data companies, we currently do not have any projects scheduled to begin during such time period.

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

The majority of our revenues were derived from turnkey contracts for the years ending December 31, 2021 and 2020. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the majority of our contracts to be turnkey as we continue our operations in the mid-continent, western and southwestern regions of the U.S. in which turnkey contracts are more common.

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

Results of Operations

Year Ended December 31, 2021 versus Year Ended December 31, 2020

Operating Revenues. Operating revenues for the year ended December 31, 2021 were $24,695,000 compared to $86,100,000 for the same period of 2020. The decrease in revenues for the year ended December 31, 2021 compared to the same period of 2020 was primarily a result of decreased demand for our services.

Operating Expenses. Operating expenses for the year ended December 31, 2021 decreased to $29,016,000 compared to $68,998,000 for the same period of 2020. The decrease in operating expenses was mainly due to an overall decrease in crew production and utilization.

General and Administrative Expenses. General and administrative expenses were 48.8% of revenues in the year ended December 31, 2021 compared to 16.2% of revenues in the same period of 2020 primarily due to the decrease in operating revenues discussed above. General and administrative expenses decreased to $12,046,000 during the year ended December 31, 2021 from $13,920,000 during the same period of 2020. The primary factors for the decrease in general and administrative expenses are related to continued cost cutting strategies implemented by the Company.

Depreciation Expense. Depreciation for the year ended December 31, 2021 was $12,863,000 compared to $17,174,000 for the same period of 2020. The decrease in depreciation expense is a result of limiting capital expenditures to necessary maintenance capital requirements in recent years. Our depreciation expense is expected to remain flat or decline slightly during 2022 primarily due to limited capital expenditures to maintain our existing asset base.

Our total operating costs for the year ended December 31, 2021 were $53,925,000, representing a 46.1% decrease from the corresponding period of 2020. This change was primarily due to the factors described above.

Income Taxes. Income tax benefit was $26,000 for the year ended December 31, 2021 compared to income tax expense of $24,000 for the same period of 2020. The effective tax benefit/expense rates for the years ended December 31, 2021 and 2020 were approximately 0.1% and -0.2%, respectively. Our effective tax rate increased compared to the corresponding period from the prior year primarily due to state income taxes. Our effective tax rates differ from the statutory federal rate of 21% for certain items such as state and local taxes, valuation allowances, non-deductible expenses and discrete items.

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

The reconciliation of our EBITDA to our net loss and net cash (used in) provided by operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Year Ended December 31,
	2021	2020
Net loss	$(29,091)	$(13,196)
Depreciation and amortization	12,863	17,174
Interest (income) expense, net	(199)	(319)
Income tax (benefit) expense	(26)	24
EBITDA	$(16,453)	$3,683

	Year Ended December 31,
	2021	2020
Net cash (used in) provided by operating activities	$(16,050)	$19,641
Changes in working capital and other items	1,142	(12,444)
Non-cash adjustments to net loss	(1,545)	(3,514)
EBITDA	$(16,453)	$3,683

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

Cash Flows. The following table shows our sources and uses of cash (in thousands) for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Net cash (used in) provided by
Operating activities	$(16,050)	$19,641
Investing activities	264	(512)
Financing activities	95	(4,534)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	112	89
Net change in cash and cash equivalents and restricted cash	$(15,579)	$14,684

Year Ended December 31, 2021 versus Year Ended December 31, 2020

Net cash used in operating activities was $16,050,000 for the year ended December 31, 2021, and net cash provided by operating activities was $19,641,000 for the same period of 2020. The decrease in cash provided by operating activities was primarily due to an increased net loss combined with an increase in our operating level of accounts receivable as of December 31, 2021.

Net cash provided by investing activities was $264,000 for the year ended December 31, 2021 and includes $318,000 of proceeds from maturities of short-term investments that were not reinvested and $451,000 in proceeds from the disposal of assets offset by cash capital expenditures of $505,000. Net cash used in investing activities was $512,000 for the year ended December 31, 2020 and primarily includes $1,767,000 of proceeds from maturities of short-term investments that were not reinvested and $542,000 in proceeds from the disposal of assets offset by cash capital expenditures of $2,847,000.

Net cash provided by financing activities was $95,000 for the year ended December 31, 2021 and includes $787,000 of proceeds from notes payable offset by principal payments of $562,000 on our notes and $55,000 on our finance leases and outflows of $75,000 associated with taxes related to stock compensation awards vesting. Net cash used in financing activities was $4,534,000 for the year ended December 31, 2020 and includes principal payments of $2,138,000 on our notes and $2,326,000 on our finance leases and outflows of $70,000 associated with taxes related to stock vesting. Additionally, during the second quarter of 2020, we received proceeds from a promissory note with Dominion Bank of $6,374,000 related to an unsecured loan under the Paycheck Protection Program and repaid such loan in its entirety shortly after we received the proceeds.

We continually strive to supply our clients with technologically advanced 3-D data acquisition recording services and data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.

Capital Resources. Historically, we have primarily relied on cash generated from operations, cash reserves and borrowings from commercial banks to fund our working capital requirements and, to some extent, our capital expenditures. Recently, we have funded some of our capital expenditures through finance leases and equipment term loans. From time to time in the past, we have also funded our capital expenditures and other financing needs through public equity offerings. We believe that our capital resources, including our cash and short-term investments, cash flow from operations, and funds available under our Revolving Credit Facility are sufficient to meet our operational needs.

Dominion Credit Facility. On September 30, 2019, we entered into a Loan and Security Agreement with Dominion Bank, a Texas state bank (“Dominion Bank”). On September 30, 2021, we entered into a Second Loan Modification Agreement (the “Second Modification”) to the Loan and Security Agreement (as amended by the Loan Modification Agreement, the “Loan Agreement”) for the purpose of (a) amending and extending the maturity of our line of credit with Dominion Bank by one year and (b) amending our obligation to maintain a certain tangible net worth. The Loan Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an amount up to the lesser of (i) $15,000,000 or (ii) a sum equal to (a) 80% of our eligible accounts receivable plus 100% of the amount on deposit with Dominion Bank in our collateral account, consisting of a restricted IntraFi Network Deposit account of $5,000,000 (the “Deposit”). As of December 31, 2021, we have not borrowed any amounts under the Revolving Credit Facility and have approximately $10,300,000 available for withdrawal.

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

Dominion Letters of Credit. As of December 31, 2021, Dominion Bank has issued one letter of credit in the amount of $265,000 to support our workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Other Indebtedness. As of December 31, 2021, we have two notes payable to a finance company for various insurance premiums totaling $265,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Consolidated Balance Sheet as of December 31, 2021 includes finance leases of $45,000.

Contractual Obligations. We believe that our capital resources, including our short-term investments, cash flow from operations, and funds available under our Revolving Credit Facility, will be adequate to meet our current operational needs. We believe that we will be able to finance our 2022 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our Revolving Credit Facility. However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic climate adversely affects the ability of our customers, and/or potential customers, to promptly pay amounts owing to us under their service contracts with us.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements.

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

Allowance for Doubtful Accounts. Our allowance for doubtful accounts reflects our current estimate of credit losses expected to be incurred over the life of the financial instrument and is determined based on a number of factors. We prepare our allowance for doubtful accounts receivable based on our review of past-due accounts, our past experience of historical write-offs, our current client base, when customer accounts exceed 90 days past due and specific customer account reviews. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of our clients. With the adoption of ASU 2016-13 in 2020, we made an accounting policy election to write off accrued interest amounts by reversing interest income. Our allowance for doubtful accounts was $250,000 at December 31, 2021 and 2020.

Impairment of Long-Lived Assets. We review long-lived assets for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets, and the fair value of the assets is below the carrying value of the assets. Our forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on our anticipated future results while considering anticipated future oil and gas prices, which is fundamental in assessing demand for our services. If the carrying amounts of the assets exceed the estimated expected undiscounted future cash flows, we measure the amount of possible impairment by comparing the carrying amount of the asset to its fair value. No impairment charges were recognized for the years ended December 31, 2021 and 2020.

Leases. We lease certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. We evaluate each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. We are the lessee in a lease contract when we obtain the right to control the asset. The majority of our operating leases are non-cancelable operating leases for office, shop and warehouse space in Midland, Plano, Houston, Oklahoma City and Calgary, Alberta.

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

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at December 31, 2021. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several smaller clients.

We generally provide services to certain key clients that account for a significant percentage of our accounts receivable at any given time. Our key clients vary over time. We extend credit to various companies in the oil and natural gas industry, including our key clients, for the acquisition of seismic data, which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in the economic or other conditions of our key clients and may accordingly impact our overall credit risk. If any of these significant clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, or for any other reason, our results of operations could be affected. Because of the nature of our contracts and clients’ projects, our largest clients can change from year to year, and the largest clients in any year may not be indicative of the largest clients in any subsequent year. During the twelve months ended December 31, 2021, our three largest clients accounted for approximately 65% of revenue. The remaining balance of our revenue derived from varied clients and none represented more than 10% of revenue.

Interest Rate Risk. From time to time, we are exposed to the impact of interest rate changes on the outstanding indebtedness under our Loan Agreement.

We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At December 31, 2021, cash, restricted cash and short term investments totaled $30,641,000.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer, and our Executive Vice President, Chief Financial Officer, Secretary, and Treasurer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Executive Vice President, Chief Financial Officer, Secretary, and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our President and Chief Executive Officer, and Executive Vice President, Chief Financial Officer, Secretary, and Treasurer, we evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2021 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, we have concluded that, as of December 31, 2021, our internal control over financial reporting was effective. Our internal control over financial reporting as of December 31, 2021 has not been audited by RSM US LLP, the independent registered public accounting firm who audited our financial statements as this audit is not required because the company qualifies for smaller reporting company filing status.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

2.1

Agreement and Plan of Merger, dated October 25, 2021, by and between the Registrant, Wilks Brothers, LLC and WB Acquisitions Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on October 25, 2021, and incorporated herein by reference.

2.2

Amendment No. 1 to Agreement and Plan of Merger, dated December 14, 2021, by and between the Registrant, Wilks Brothers, LLC and WB Acquisitions Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on December 17, 2021, and incorporated herein by reference.

2.3

Amendment No. 2 to Agreement and Plan of Merger, dated January 4, 2022, by and between the Registrant, Wilks Brothers, LLC and WB Acquisitions Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on January 5, 2022, and incorporated herein by reference.

2.4

Amendment No. 3 to Agreement and Plan of Merger, dated January 10, 2022, by and between the Registrant, Wilks Brothers, LLC and WB Acquisitions Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on January 10, 2022, and incorporated herein by reference.

3.1

Amended and Restated Certificate of Formation, as amended February 11, 2015, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, filed on March 16, 2015, and incorporated herein by reference.

3.2	Bylaws, as amended February 11, 2015, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed on March 16, 2015, and incorporated herein by reference.

3.3

Statement of Resolutions Establishing Series of Shares designated Series A Junior Participating Preferred Stock of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed April 8, 2021, and incorporated herein by reference.

4.1	Form of Specimen Stock Certificate, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on February 11, 2015, and incorporated herein by reference.

*4.2	Description of Securities.

4.3

Rights Agreement, dated as of April 8, 2021 between the Registrant and American Stock Transfer & Trust Company, LLC, as Rights Agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 8, 2021, and incorporated herein by reference.

4.4

Amendment to Rights Agreement, dated October 25, 2021, between the Registrant and American Stock Transfer & Trust Company, LLC, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 25, 2021, and incorporated herein by reference.

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

+10.9

Letter Agreement, dated February 15, 2016, by and between Stephen C. Jumper and the Company, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 19, 2016, and incorporated herein by reference.

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

+10.13

Letter Agreement, dated May 4, 2018, by and between Stephen C. Jumper and the Company, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 4, 2018, and incorporated herein by reference.

+10.14

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

EXHIBIT NO.	DESCRIPTION

+10.16

Amended and Restated Dawson Geophysical Company 2006 Stock and Performance Incentive Plan (the “Legacy Dawson Plan”), filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 11, 2015, and incorporated herein by reference.

+10.17

Form of Restricted Stock Agreement for the Legacy Dawson Plan, filed as Exhibit 10.5 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Annual Report on Form 10-K, filed on December 11, 2013 (File No. 001-34404), and incorporated herein by reference.

+10.18

Form of Restricted Stock Unit Agreement for the Legacy Dawson Plan, filed as Exhibit 10.5 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Annual Report on Form 10-K, filed on December 11, 2013 (File No. 001-34404), and incorporated herein by reference.

+10.19

Form of Stock Option Agreement for the Legacy Dawson Plan, filed as Exhibit 10.4 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Quarterly Report on Form 10-Q, filed on February 11, 2008 (File No. 001-34404), and incorporated herein by reference.

+10.20

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

10.22

Form of Master Geophysical Data Acquisition Agreement, filed as Exhibit 10.10 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Annual Report on Form 10-K, filed on December 5, 2012 (File No. 001-34404), and incorporated herein by reference.

10.23

Form of Supplemental Agreement to Master Geophysical Data Acquisition Agreement, filed as Exhibit 10.11 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Annual Report on Form 10-K, filed on December 5, 2012 (File No. 001-34404), and incorporated herein by reference.

+10.24

Amended and Restated 2006 Stock Awards Plan of the Company (formerly known as the TGC Industries, Inc. 2006 Stock Awards Plan, i.e., the Legacy TGC Plan), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32472), filed on June 5, 2015, and incorporated herein by reference.

+10.25	Dawson Geophysical Company 2016 Stock and Performance Incentive Plan, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 5, 2016, and incorporated herein by reference.

10.26

Loan and Security Agreement, by and between Dawson Geophysical Company and Dominion Bank, dated September 30, 2019, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 1, 2019, and incorporated herein by reference.

10.27

Loan Modification Agreement to Loan and Security Agreement, by and between Dawson Geophysical Company and Dominion Bank, dated September 30, 2020, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 30, 2020, and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION

+10.28

Letter Agreement, dated April 15, 2020, by and between James K. Brata and the Company, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 21, 2020, and incorporated herein by reference.

+10.29

Letter Agreement, dated April 15, 2020, by and between Stephen C. Jumper and the Company, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 21, 2020, and incorporated herein by reference.

+10.30

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

+10.33

Amended and Restated Dawson Geophysical Company 2016 Stock and Performance Incentive Plan, effective as of April 24, 2020, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 14, 2021, and incorporated herein by reference.

10.34

Second Loan Modification Agreement to Loan and Security Agreement, by and between the Registrant and Dominion Bank, dated September 30, 2021, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 1, 2021, and incorporated herein by reference.

+10.35

Waiver Acknowledgement, dated January 10, 2022, by and between the Registrant and Stephen C. Jumper, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 10, 2022, and incorporated herein by reference.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of RSM US LLP, independent registered public accountants to incorporation of report by reference.

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

EXHIBIT NO.	DESCRIPTION

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*           Filed herewith.

+          Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 18th day of March, 2022.

DAWSON GEOPHYSICAL COMPANY

By:	/s/ Stephen jumper
Stephen Jumper

President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Wilks Matthew Wilks	Chairman of the Board of Directors	03-18-22

/s/ Bruce Bradley Bruce Bradley	Director	03-18-22

/s/ Sergei Krylov Sergei Krylov	Director	03-18-22

/s/ Ted North Ted North	Director	03-18-22

/s/ Mark Vander Ploeg Mark Vander Ploeg	Director	03-18-22

/s/ Stephen Jumper Stephen Jumper	President and Chief Executive Officer (principal executive officer)	03-18-22

/s/ James Brata James Brata	Executive Vice President, Chief Financial Officer, Secretary, and Treasurer (principal financial and accounting officer)	03-18-22

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Dawson Geophysical Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dawson Geophysical Company and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We determined that there were no critical audit matters.

/s/ RSM US LLP

We have served as the Company's auditor since 2016.

Houston, Texas

March 18, 2022

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$25,376	$40,955
Restricted cash	5,000	5,000
Short-term investments	265	583
Accounts receivable, net of allowance for doubtful accounts of $250
at December 31, 2021 and 2020	8,905	7,343
Prepaid expenses and other current assets	3,313	4,709
Total current assets	42,859	58,590

Property and equipment	253,066	271,480
Less accumulated depreciation	(226,717)	(232,580)
Property and equipment, net	26,349	38,900

Right-of-use assets	4,435	5,494

Intangibles, net	395	393

Total assets	$74,038	$103,377

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,580	$1,603
Accrued liabilities:
Payroll costs and other taxes	1,066	1,045
Other	1,338	1,811
Deferred revenue	1,344	1,779
Current maturities of notes payable and finance leases	302	94
Current maturities of operating lease liabilities	961	1,109
Total current liabilities	7,591	7,441

Long-term liabilities:
Notes payable and finance leases, net of current maturities	8	44
Operating lease liabilities, net of current maturities	3,942	4,899
Deferred tax liabilities, net	20	19
Total long-term liabilities	3,970	4,962

Operating commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
23,692,379 and 23,526,517 shares issued, and 23,643,934 and 23,478,072 shares
outstanding at December 31, 2021 and December 31, 2020, respectively	237	235
Additional paid-in capital	155,268	154,866
Retained deficit	(92,018)	(62,927)
Treasury stock, at cost; 48,445 shares	—	—
Accumulated other comprehensive loss, net	(1,010)	(1,200)
Total stockholders’ equity	62,477	90,974

Total liabilities and stockholders’ equity	$74,038	$103,377

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Operating revenues	$24,695	$86,100

Operating costs:
Operating expenses	29,016	68,998
General and administrative	12,046	13,920
Depreciation and amortization	12,863	17,174
	53,925	100,092

Loss from operations	(29,230)	(13,992)

Other income (expense):
Interest income	220	402
Interest expense	(21)	(83)
Other (expense) income, net	(86)	501

Loss before income tax	(29,117)	(13,172)

Income tax benefit (expense)
Current	27	(14)
Deferred	(1)	(10)
	26	(24)

Net loss	(29,091)	(13,196)

Other comprehensive income:
Net unrealized income on foreign exchange rate translation, net	190	372

Comprehensive loss	$(28,901)	$(12,824)

Basic loss per share of common stock	$(1.23)	$(0.56)

Diluted loss per share of common stock	$(1.23)	$(0.56)

Weighted average equivalent common shares outstanding	23,570,455	23,382,433

Weighted average equivalent common shares outstanding - assuming dilution	23,570,455	23,382,433

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Retained	Comprehensive
	Of Shares	Amount	Capital	Deficit	(Loss) Income	Total
Balance January 1, 2020	23,335,855	$233	$154,235	$(49,731)	$(1,572)	$103,165

Net loss				(13,196)		(13,196)

Unrealized income on foreign exchange rate translation					438
Income tax expense					(66)
Other comprehensive income					372	372

Issuance of common stock under stock compensation plans	236,100	3	(3)			—

Stock-based compensation expense			703			703

Shares exchanged for taxes on stock-based compensation	(45,438)	(1)	(69)			(70)

Balance December 31, 2020	23,526,517	235	154,866	(62,927)	(1,200)	90,974

Net loss				(29,091)		(29,091)

Unrealized income on foreign exchange rate translation					190
Income tax expense					—
Other comprehensive income					190	190

Issuance of common stock under stock compensation plans	174,000	2	(2)			—

Stock-based compensation expense			419			419

Issuance of common stock as compensation	23,272		60			60

Shares exchanged for taxes on stock-based compensation	(31,410)		(75)			(75)

Balance December 31, 2021	23,692,379	$237	$155,268	$(92,018)	$(1,010)	$62,477

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(29,091)	$(13,196)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,863	17,174
Operating lease cost	1,066	1,186
Non-cash compensation	479	703
Deferred income tax expense	1	10
Bad debt expense	—	1,625
Change in other accrued long-term liabilities	—	(150)
Gain on disposal of assets	(198)	(240)
Remeasurement and other	(278)	266
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,272)	16,866
Decrease in prepaid expenses and other assets	1,397	3,301
Increase (decrease) in accounts payable	983	(2,276)
Decrease in accrued liabilities	(453)	(2,722)
Decrease in operating lease liabilities	(1,112)	(1,204)
Decrease in deferred revenue	(435)	(1,702)

Net cash (used in) provided by operating activities	(16,050)	19,641

Cash flows from investing activities:
Capital expenditures, net of non-cash capital expenditures summarized below	(505)	(2,847)
Proceeds from maturity of short-term investments	318	2,350
Acquisition of short-term investments	—	(583)
Proceeds from disposal of assets	451	542
Proceeds from notes receivable	—	26

Net cash provided by (used in) investing activities	264	(512)

Cash flows from financing activities:
Proceeds from notes payable	787	6,374
Principal payments on notes payable	(562)	(8,512)
Principal payments on finance leases	(55)	(2,326)
Tax withholdings related to stock-based compensation awards	(75)	(70)

Net cash provided by (used in) financing activities	95	(4,534)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	112	89

Net (decrease) increase in cash and cash equivalents and restricted cash	(15,579)	14,684

Cash and cash equivalents and restricted cash at beginning of period	45,955	31,271

Cash and cash equivalents and restricted cash at end of period	$30,376	$45,955

Supplemental cash flow information:
Cash paid for interest	$20	$92
Cash paid for income taxes	$81	$87
Cash received for income taxes	$21	$402

Non-cash operating, investing and financing activities:
Decrease in accrued purchases of property and equipment	$—	$(61)
Increase in right-of-use assets and operating lease liabilities	$1	$64
Increase in right-of-use assets for prepaid rent	$—	$3
Financed insurance premiums	$—	$434

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

Cash Equivalents

For purposes of the consolidated financial statements, the Company considers demand deposits, certificates of deposit, overnight investments, money market funds and all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument and is determined based on a number of factors. Management determines the need for any allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs, its current client base, when customer accounts exceed 90 days past due and specific customer account reviews. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. With the adoption of ASU No. 2016-13 in 2020, the Company made an accounting policy election to write off accrued interest amounts by reversing interest income. The Company's allowance for doubtful accounts was $250,000 at December 31, 2021 and 2020.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets and the fair value of the assets is below the carrying value of the assets. Management’s forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on the Company’s anticipated future results, while considering anticipated future oil and natural gas prices which is fundamental in assessing demand for the Company’s services. If the carrying amounts of the assets exceed the estimated expected undiscounted future cash flows, the Company measures the amount of possible impairment by comparing the carrying amount of the assets to the fair value. No impairment charges were recognized for the years ended December 31, 2021 and 2020.

Leases

The Company leases certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The Company is the lessee in a lease contract when we obtain the right to control the asset. The majority of our operating leases are non-cancelable operating leases for office, shop and warehouse space in Midland, Plano, Houston, Oklahoma City and Calgary, Alberta.

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

Intangibles

The Company has intangible assets consisting primarily of trademarks/tradenames (which are not amortized) resulting from a business combination. The Company tests for impairment on an annual basis during the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. No impairment charges were recognized for the years ended December 31, 2021 and 2020.

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

Foreign Currency Translation

The U.S. Dollar is the reporting currency for all periods presented. The functional currency of the Company’s foreign subsidiaries is generally the local currency. Any transactions denominated in a currency other than the functional currency are remeasured with the resulting unrealized gain or loss recognized in the Consolidated Statements of Operations and Comprehensive Loss as other income (expense). All assets and liabilities in the functional currency are then translated into U.S. Dollars at the exchange rate on the consolidated balance sheet date. Income and expenses are translated using the exchange rate applicable to each transaction. Equity transactions are translated using historical exchange rates. Adjustments resulting from translation are recorded as a separate component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Realized foreign currency transaction gains (losses) are included in the Consolidated Statements of Operations and Comprehensive Loss as other income (expense).

Income Taxes

The Company accounts for income taxes by recognizing amounts of taxes payable or refundable for the current year, and by using an asset and liability approach in recognizing the amount of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Management determines deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates of deferred tax assets and liabilities is recognized in income in the year of an enacted rate change. The deferred tax asset is reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management’s methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining the annual effective tax rate and the valuation of deferred tax assets, which can create variances between actual results and estimates and could have a material impact on the Company’s provision or benefit for income taxes. Due to recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the Consolidated Statements of Operations and Comprehensive Loss. The Company’s effective tax rates differ from the statutory federal rate of 21% for certain items such as state and local taxes, valuation allowances, non-deductible expenses and discrete items.

Use of Estimates in the Preparation of Financial Statements

Preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of assumptions and estimates inherent in the reporting process, actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2020 consolidated financial statements or associated disclosures to conform to the 2021 presentation.These reclassifications had no impact on the consolidated financial statements.

2.	Short-Term Investments

The Company had short-term investments at December 31, 2021 and 2020 consisting of certificates of deposit with original maturities greater than three months but less than a year. Certificates of deposit with any given banking institution did not exceed the FDIC insurance limit at December 31, 2021 or 2020.

3.           Fair Value of Financial Instruments

At December 31, 2021 and 2020, the Company’s financial instruments included cash and cash equivalents, restricted cash, short-term investments in certificates of deposit, accounts receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating lease liabilities. Due to the short-term maturities of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes payable, finance leases and operating lease liabilities approximate their fair value based on a comparison with the prevailing market interest rates. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes payable, finance leases, operating lease liabilities and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

4.           Property and Equipment

Property and equipment (in thousands), together with the related estimated useful lives at December 31, 2021 and 2020, were as follows:

	December 31,
	2021	2020	Useful Lives
Land, building and other	$15,156	$16,070	3 to 40 years
Recording equipment	148,330	158,619	5 to 10 years
Vibrator energy sources	69,239	73,852	5 to 15 years
Vehicles	20,341	22,939	1.5 to 10 years
	253,066	271,480
Less accumulated depreciation	(226,717)	(232,580)
Property and equipment, net	$26,349	$38,900

5.           Supplemental Consolidated Financial Statement Information

The activity in the allowance for doubtful accounts (in thousands) for the years ended December 31, 2021 and 2020 was as follows:

	Year Ended December 31,
	2021	2020
Beginning balance	$(250)	$(250)
Additional provisions to allowance	—	(1,625)
Write-offs against allowance - A/R	—	191
Write-offs against allowance - N/R	—	1,434
Recoveries collected	—	—
Ending balance	$(250)	$(250)

Other current liabilities (in thousands) consist of the following at December 31, 2021 and 2020:

	December 31,
	2021	2020
Accrued self-insurance reserves	$599	$851
Other accrued expenses and current liabilities	739	960
Other current liabilities	$1,338	$1,811

Disaggregated Revenues

The Company has one line of business, acquiring and processing seismic data in North America. Our chief operating decision maker (President and CEO) makes operating decisions and assesses performance based on the Company as a whole. Accordingly, the Company is considered to be in a single reportable segment. The following table presents the Company’s operating revenues (unaudited and in thousands) disaggregated by geographic region:

	Year Ended December 31,
	2021	2020
Operating Revenues
United States	$17,772	$73,983
Canada	6,923	12,117
Total	$24,695	$86,100

Deferred Costs (in thousands)

Deferred costs were $1,847 and $2,525 at January 1, 2021 and 2020, respectively. The Company’s prepaid expenses and other current assets at December 31, 2021 and 2020 included deferred costs incurred to fulfill contracts with customers of $972 and $1,847, respectively.

Deferred costs at December 31, 2021 compared to January 1, 2021 and at December 31, 2020 compared to January 1, 2020 decreased primarily as a result of the completion of several projects for clients with significant deferred fulfillment costs at the beginning of each of the years.

The amount of total deferred costs amortized for the years ended December 31, 2021 and 2020 was $6,563 and $16,130, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue (in thousands)

Deferred revenue was $1,779 and $3,481 at January 1, 2021 and 2020, respectively. The Company’s deferred revenue at December 31, 2021 and 2020 was $1,344 and $1,779, respectively.

Deferred revenue at December 31, 2021 compared to January 1, 2021 and at December 31, 2020 compared to January 1, 2020 decreased primarily as a result of completing multiple large projects for clients throughout each of the years.

Revenue recognized for the year ended December 31, 2021 that was included in the contract liability balance at the beginning of 2021 was $1,779. Revenue recognized for the year ended December 31, 2020 that was included in the contract liability balance at the beginning of 2020 was $3,476.

6.           Debt

Dominion Loan Agreement

On September 30, 2019, the Company entered into a Loan and Security Agreement with Dominion Bank. On September 30, 2021, the Company entered into the Second Modification to the Loan and Security Agreement for the purpose of (a) amending and extending the maturity of its line of credit with Dominion Bank by one year and (b) amending the Company's obligation to maintain a certain tangible net worth. The Loan Agreement provides for a revolving credit facility in an amount up to the lesser of (i) $15,000,000 or (ii) a sum equal to (a) 80% of the Company’s eligible accounts receivable plus 100% of the amount on deposit with Dominion Bank in the Company’s collateral account, consisting of a restricted IntraFi Network Deposit account of $5,000,000. As of December 31, 2021, the Company has not borrowed any amounts under the Revolving Credit Facility and has approximately $10,300,000 available for withdrawal.

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

Dominion Letters of Credit

As of December 31, 2021, Dominion Bank has issued one letter of credit in the amount of $265,000 to support the Company’s workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Other Indebtedness

As of December 31, 2021, the Company has two notes payable to a finance company for various insurance premiums totaling $265,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Consolidated Balance Sheets as of December 31, 2021 and 2020 include finance leases of $45,000 and $98,000, respectively.

Maturities of Debt

The Company’s aggregate principal amount (in thousands) of outstanding notes payable and the interest rates and monthly payments as of December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$265	$40
Interest rate	4.99%	4.99%

The Company’s aggregate maturities of finance leases (in thousands) at December 31, 2021 are as follows:

January 2022 - December 2022	$37
January 2023 - December 2023	8
Obligations under finance leases	$45

Interest rates on these leases ranged from 4.83% to 5.37%.

7.           Leases

The Company leases certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The Company is the lessee in a lease contract when we obtain the right to control the asset. The majority of our operating leases are non-cancelable operating leases for office, shop and warehouse space in Midland, Plano, Houston, Oklahoma City and Calgary, Alberta.

The components of lease cost (in thousands) for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
Finance lease cost
Amortization of right-of-use assets	$1,350	$1,357
Interest on lease liabilities	4	46
Total finance lease cost	1,354	1,403

Operating lease cost	1,338	1,511

Short-term lease cost	—	—
Total lease cost	$2,692	$2,914

Supplemental cash flow information related to leases (in thousands) for the years ended December 31, 2021 and 2020 was as follows:

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(1,375)	$(1,534)
Operating cash flows from finance leases	$(5)	$(51)
Financing cash flows from finance leases	$(55)	$(2,326)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1	$64
Finance leases	$—	$—

Supplemental balance sheet information related to leases (in thousands) as of December 31, 2021 and 2020 was as follows:

	December 31,
	2021	2020
Operating leases
Operating lease right-of-use assets	$4,435	$5,494

Operating lease liabilities - current	$961	$1,109
Operating lease liabilities - long-term	3,942	4,899
Total operating lease liabilities	$4,903	$6,008

Finance leases
Property and equipment, at cost	$8,663	$8,663
Accumulated depreciation	(6,293)	(4,624)
Property and equipment, net	$2,370	$4,039

Finance lease liabilities - current	$37	$54
Finance lease liabilities - long-term	8	44
Total finance lease liabilities	$45	$98

Weighted average remaining lease term
Operating leases	4.8 years	5.6 years
Finance leases	0.8 years	1.6 years

Weighted average discount rate
Operating leases	5.04%	5.04%
Finance leases	5.04%	5.00%

Maturities of lease liabilities (in thousands) at December 31, 2021 are as follows:

	Operating Leases	Finance Leases
January 2022 - December 2022	$1,185	$39
January 2023 - December 2023	1,173	8
January 2024 - December 2024	1,179	—
January 2025 - December 2025	880	—
January 2026 - December 2026	897	—
Thereafter	225	—
Total payments under lease agreements	5,539	47

Less imputed interest	(636)	(2)

Total lease liabilities	$4,903	$45

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

In 2016, the Company adopted the 2016 Plan, which provides for the issuance of up to 1,000,000 shares of authorized Company common stock, which authorized amount was increased to 1,050,000 as a result of the 5% stock dividend approved by the Board on May 1, 2018. At the annual shareholders’ meeting on June 9, 2020, the Company’s shareholders approved a restated version of the 2016 Plan (the “Restated 2016 Plan”), which authorized an additional

1,000,000 shares. The total aggregate numbers of shares of Common Stock reserved under the Restated 2016 Plan is 2,050,000 shares. As of December 31, 2021, there were approximately 1,049,437 shares available for future issuance. The Restated 2016 Plan provides for the issuance of stock-based compensation awards, including stock options, common stock, restricted stock, restricted stock units and other forms. Stock option grant prices awarded under the Restated 2016 Plan may not be less than the fair market value of the common stock subject to such option on the grant date, and the term of stock options shall extend no more than ten years after the grant date. The Restated 2016 Plan terminates June 9, 2030.

The Company’s employees and officers that hold unvested restricted stock awarded during 2016 or thereafter are not entitled to dividends when the Company pays dividends.

Impact of Stock-Based Compensation

The following table summarizes stock-based compensation expense (in thousands), which is included in operating or general and administrative expense, as appropriate, in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Restricted stock unit awards	$419	$703
Common stock awards	60	—
Total compensation expense	$479	$703

Stock Options

There was no stock option activity during the years ended December 31, 2021 and 2020. There were no outstanding stock options as of December 31, 2021 or 2020.

Restricted Stock Awards

There was no restricted stock award activity during the years ended December 31, 2021 and 2020.

Restricted Stock Unit Awards

The Company granted 335,000 restricted stock unit awards during the year ended December 31, 2021 with a weighted average grant date fair value of $1.98. The Company granted no restricted stock unit awards during the year ended December 31, 2020. The fair value of restricted stock unit awards equals the market price of the Company’s stock on the grant date and generally vest in one to three years or in annual increments over three years.

A summary of the Company’s nonvested restricted stock unit awards as of December 31, 2021 and activity during the year then ended is as follows:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2020	174,000	$7.10
Granted	335,000	$1.98
Vested	(174,000)	$7.10
Forfeited	—	$—
Nonvested as of December 31, 2021	335,000	$1.98

As of December 31, 2021, there were approximately $413,000 of unrecognized compensation costs related to nonvested restricted stock unit awards. These costs are expected to be recognized over a weighted average period of 0.62 years.

The aggregate vesting date fair value of restricted stock units for the years ended December 31, 2021 and 2020 was $416,000 and $360,000, respectively.

Common Stock Awards

The Company granted common stock awards with immediate vesting to outside directors during the years ended December 31, 2021 and 2020 as follows:

	Number of Common Stock Awards	Weighted Average Grant Date Fair Value
Year ended December 31, 2021	23,272	$2.58
Year ended December 31, 2020	—	$—

9.           Dividends

The Company did not issue any stock dividends during calendar years 2021 or 2020.

The Company has not paid cash dividends during calendar years 2021 and 2020. While there are currently no restrictions prohibiting the Company from paying cash dividends, the Board of Directors, after consideration of economic and market conditions affecting the energy industry in general, and the oilfield services business in particular, determined that the Company would not pay a cash dividend in respect of the Company’s common stock for the foreseeable future. Payment of any type of dividend in the future will be at the discretion of the Company’s board and will depend on the Company’s financial condition, results of operations, capital and legal requirements, and other factors deemed relevant by the board.

10.         Employee Benefit Plans

The Company provides a 401(k) plan as part of its employee benefits package in order to retain quality personnel. The Company elected to match 100% of the employee contributions up to a maximum of 6% of the participant’s applicable compensation under its 401(k) plan for the years ended December 31, 2021 and 2020. The Company’s matching contributions under its 401(k) plan for the years ended December 31, 2021 and 2020 were approximately $483,000 and $947,000, respectively.

11.         Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs for the years ended December 31, 2021 and 2020 totaled $28,000 and $130,000, respectively.

12.         Income Taxes

The Company’s components of loss before income tax (in thousands) were as follows:

	Year Ended December 31,
	2021	2020
Domestic	$(25,931)	$(15,116)
Foreign	(3,186)	1,944
Loss before income tax	$(29,117)	$(13,172)

The Company’s components of income tax (expense) benefit (in thousands) were as follows:

	Year Ended December 31,
	2021	2020
Current federal benefit	$21	$117
Current state expense	6	(131)
Deferred federal expense	(159)	(268)
Deferred state benefit	158	258
Income tax benefit (expense)	$26	$(24)

The income tax provision (in thousands) differs from the amount computed by applying the statutory federal income tax rate to loss before income tax as follows:

	Year Ended December 31,
	2021	2020
Tax benefit computed at statutory rate of 21%	$6,047	$2,766
Change in valuation allowance	(6,632)	(2,152)
State income tax benefit, net of federal tax	130	100
Foreign loss (income)	706	(536)
Other	(225)	(202)
Income tax benefit (expense)	$26	$(24)

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

The Consolidated Appropriations Act, 2021 (“The ACT”) was enacted by Congress on December 27, 2020. The ACT did not have a material impact to the Company’s consolidated financial statements.

The principal components of the Company’s net deferred tax assets (liabilities) (in thousands) were as follows:

	December 31,
	2021	2020
Deferred tax assets:
Federal tax net operating loss ("NOL") carryforward	$30,649	$26,754
Foreign tax NOL carryforward	6,947	6,244
State tax NOL carryforward	2,194	1,509
Other comprehensive income	235	273
Foreign deferred taxes	197	207
Right-of-use assets	125	124
Canadian start-up costs	90	104
Restricted stock and restricted stock unit awards	55	230
Other	48	51
Self-insurance	45	62
Workers’ compensation	11	44
Gross deferred tax assets	40,596	35,602
Less valuation allowances	(37,571)	(30,396)
Net deferred tax assets	3,025	5,206
Deferred tax liabilities:
Property and equipment	(3,045)	(5,225)
Net deferred tax liabilities	$(20)	$(19)
Domestic deferred tax liabilities	$(20)	$(19)
Foreign deferred tax liabilities	—	—
Net deferred tax liabilities	$(20)	$(19)

At December 31, 2021, the Company had a gross NOL for U.S. federal income tax purposes of approximately $145,949,000. This NOL will begin to expire in 2027. Losses incurred after the year ended December 31, 2017 have no expiration. The Company will carry forward the tax benefits related to federal net NOL of approximately $30,649,000. The Company also had state net NOLs that will affect state taxes of approximately $2,194,000 at December 31, 2021. State NOLs began to expire in 2015. The Company also had a Canadian gross NOL of $26,718,000 that will begin to expire in 2037.

In evaluating the possible sources of taxable income during 2021, the Company determined it is more likely than not that the remaining deferred tax assets will not be realizable. As a result, the Company recorded full valuation allowance against foreign deferred tax assets and its federal and state deferred tax assets with the exception of its trademark intangible.

At December 31, 2021 and 2020, the Company did not have any uncertain tax positions. The Company’s policy is to recognize interest and penalties related to an uncertain tax position in income tax expense.

13.         Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average shares outstanding. Diluted loss per share is computed by dividing the net loss by the weighted average diluted shares outstanding.

The computation of basic and diluted loss per share (in thousands, except share and per share data) was as follows:

	Year Ended December 31,
	2021	2020
Net loss	$(29,091)	$(13,196)
Weighted average common shares outstanding
Basic	23,570,455	23,382,433
Dilutive common stock options, restricted stock unit awards and restricted stock awards	—	—
Diluted	23,570,455	23,382,433
Basic loss per share of common stock	$(1.23)	$(0.56)
Diluted loss per share of common stock	$(1.23)	$(0.56)

The Company had a net loss in the years ended December 31, 2021 and 2020. As a result, all stock options, restricted stock unit awards, and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for the respective periods.

The following weighted average numbers of stock options, restricted stock unit awards, and restricted stock awards have been excluded from the calculation of diluted loss per share of common stock, as their effect would be anti-dilutive for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Stock options	—	—
Restricted stock units	197,687	292,933
Restricted stock awards	—	—
Total	197,687	292,933

14.         Major Clients

The Company operates in only one business segment, contract seismic data acquisition and processing services. Sales to these clients, as a percentage of operating revenues that exceeded 10%, were as follows:

	Year Ended December 31,
	2021	2020
A	30%	—
B	23%	10%
C	12%	—
D	—	35%
E	—	24%

15.         Areas of Operation

The U.S. and Canada are the only countries of operation for the Company.

The following tables present the Company’s operating revenues, net property and equipment, and right-of-use assets (unaudited and in thousands) by area of operation:

	Year Ended December 31,
	2021	2020
Operating Revenues
United States	$17,772	$73,983
Canada	6,923	12,117
Total	$24,695	$86,100

	Year Ended December 31,
	2021	2020
Net Property and Equipment
United States	$22,446	$33,162
Canada	3,903	5,738
Total	$26,349	$38,900

	Year Ended December 31,
	2021	2020
Right-of-use Assets
United States	$3,977	$4,900
Canada	458	594
Total	$4,435	$5,494

16.         Commitments and Contingencies

From time to time, the Company is a party to various legal proceedings arising in the ordinary course of business. Although the Company cannot predict the outcomes of any such legal proceedings, management believes that the resolution of pending legal actions will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, as the Company believes it is adequately indemnified and insured.

Since November 1, 2021, ten lawsuits related to the Merger Agreement and the transactions contemplated thereby (the “Transactions”) have been filed on behalf of purported Company shareholders, brought as individual actions. All complaints named or name as defendants the Company and each of the members of the Board, and one complaint also named WB Acquisitions Inc. and Wilks Brothers, LLC as defendants. Nine of the ten lawsuits have been dismissed as of March 16, 2022.

The complaints variously alleged or allege that the Company and the members of the Board violated Sections 14(d) and 14(e) of the Exchange Act and Rule 14d-9 and, in some of the dismissed cases, Rule 14a-9 promulgated thereunder by failing to provide in the Solicitation/Recommendation Statement on Schedule 14D-9 that the Company filed on November 1, 2021 (as amended or supplemented, the “Schedule 14D-9”) all material information needed by the public shareholders to make an informed decision whether to tender their shares of Company Common Stock, and that the members of the Board violated Section 20(a) of the Exchange Act by allowing the filing of a materially deficient Schedule 14D-9.

The complaints variously sought or seek, among other relief, an injunction against the Transactions (or, in the alternative, rescission or an award of rescissory damages if the Transactions are completed), an award of attorneys’ and experts’ fees and costs, a declaration that the defendants violated Sections 14(d), 14(e) and 20(a) of the Exchange Act and Rules 14a-9 and 14d-9 promulgated thereunder, and a judgment directing that the defendants account for damages sustained because of the alleged wrongs.

The defendants believe that these complaints lack merit but cannot predict the outcome of these matters.

We are also party to the following legal proceeding: On April 1, 2019, Weatherford International, LLC and Weatherford U.S., L.P. (collectively, “Weatherford”) filed a petition in state district court for Midland County, Texas, in which the Company and eighteen other parties were named as defendants, alleging the Company and/or the other named defendants contributed to or caused contamination of groundwater at and around property owned by Weatherford. Weatherford is seeking declaratory judgment, recovery and contribution for past and future costs incurred in responding to or correcting the contamination at and around the property from each defendant. The Company disputes Weatherford’s allegations with respect to the Company and intends to vigorously defend itself in this case. Subsequent to the filing of the petition, Weatherford filed for bankruptcy protection on July 1, 2019. While the outcome and impact of this legal proceeding on the Company cannot be predicted with certainty, based on currently available information, management believes that the resolution of this proceeding will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

As of December 31, 2021, Dominion Bank has issued one letter of credit under the Dominion Loan Agreement. The letter of credit is in the amount of $265,000 to support the Company’s workers compensation insurance and is secured by a certificate of deposit with Dominion Bank.

17.         Recently Issued Accounting Pronouncements

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, which clarifies the Codification or corrects unintended application of guidance by improving the consistency of the Codification for disclosure on multiple topics. The Company adopted this guidance in the first quarter of 2021 and it did not have a material impact on its 2021 consolidated financial statements.

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

18.         Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk at any given time may consist of cash and cash equivalents, restricted cash, money market funds and overnight investment accounts, short-term investments in certificates of deposit, trade and other receivables and other current assets. At December 31, 2021 and 2020, the Company had deposits with domestic and international banks in excess of federally insured limits. Management believes the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds.

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