Form 10-K/A
period 2021-12-31
DAWSON GEOPHYSICAL CO
filed 2022-05-02
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

On April 27, 2022, there were 23,812,329 shares of Dawson Geophysical Company common stock, $0.01 par value outstanding.

As used in this report, the terms “we,” “our,” “us,” “Dawson” and the “Company” refer to Dawson Geophysical Company unless the context indicates otherwise.

.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by the Company to amend the Annual Report on Form 10-K for the year ended December 31, 2021 filed by the Company with the Securities and Exchange Commission (the "SEC") on March 18, 2022 (the “Original Report”) to include the information required to be disclosed by Part III, Items 10 through 14 of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, including Items 10 through 14 of the Original Report, is hereby amended and restated in its entirety.

This Amendment consists solely of the preceding cover page, this explanatory note, the information required by Part III, Items 10, 11, 12, 13, and 14 of Form 10-K, a signature page and certifications required to be filed as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

This Amendment does not amend, update or change any other item or disclosure in the Original Report. Therefore, this Amendment should be read in conjunction with the Original Report and the Company’s other filings made with the SEC subsequent to the filing of the Original Report.

Part III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The following table sets forth the names, ages and positions of our directors as of April 12, 2022.

Name	Age	Position
Matthew Wilks	39	Director and Chairman of the Board
Bruce Bradley	64	Director
Albert Conly	66	Director
Jose Carlos Fernandes	56	Director
Sergei Krylov	44	Director

Matthew Wilks. Matthew D. Wilks was appointed to the Board of Directors of the Company on January 10, 2022. Mr. Wilks currently serves as Executive Chairman of the board of directors for ProFrac Holdings Corp. He has also served as the President of ProFrac Holdings, LLC since October 2018, and served as its Chief Financial Officer since May 2017. Mr. Wilks also has served as Vice President of Investments for Wilks Brothers, LLC, our controlling shareholder, since January 2012. From 2010 to 2012, Mr. Wilks served as Vice President of Logistics for FTSI. Additionally, Mr. Wilks served as a member of the board of directors of Approach Resources, Inc., an energy and production company focused on exploration, development and production of unconventional oil and gas resources in the United States.

Bruce Bradley. Bruce F. Bradley was appointed to the Board of Directors of the Company on January 10, 2022. Mr. Bradley has served as the President and Founder of Castleton Holdings, LLC, a privately held real estate investment company that engages in the acquisition and development of investment grade real estate, since 1993. Mr. Bradley is the managing principal and chief investment strategist, responsible for legal/financial structuring on all transactions, oversight of debt and equity relationships, setting investment strategy, creating deal flow, and supervision of asset management, leasing and sales activities. Mr. Bradley has more than 30 years of experience in the commercial real estate industry. Prior to forming Castleton Holdings he served in senior management roles with both commercial brokerage and development companies. Mr. Bradley holds a B.A. in Economics from the University of Nevada Las Vegas.

Albert Conly. Albert Conly was appointed to the Board of Directors of the Company on April 12, 2022. Mr. Conly has served as a Senior Managing Director for FTI Consulting’s corporate finance practice since August of 2002 and has led FTI’s energy practice since 2019. Prior to joining FTI Consulting, Mr. Conly was a partner at PricewaterhouseCoopers LLP and a managing director in the corporate and investment bank at Bank of America. Mr. Conly’s experience includes extensive time in the energy industry and five years of regulatory and compliance experience with the Federal Deposit Insurance Corporation. Mr. Conly is a certified public accountant and has a B.B.A. in accounting from the University of Texas at Austin.

Jose Carlos Fernandes. Jose Carlos Fernandes was appointed to the Board of Directors of the Company on April 12, 2022. Since January 2000, Mr. Fernandes has served as Chief Executive Officer and President of Chevy Chase Contractors, Inc., a private concrete contractor in Baltimore, Maryland that he founded, and has also served as Managing Partner of Reed Investments, LLC. Mr. Fernandes previously served as Vice President of Chevy Chase Construction, Inc., a private concrete contractor in Silver Spring, Maryland, from July 1988 until December 1999. Mr. Fernandes has a Bachelor of Arts in Economics from the University of Maryland.

Sergei Krylov. Sergei Krylov was appointed to the Board of Directors of the Company on January 10, 2022. Mr. Krylov has been in the energy industry for more than 20 years, both as an investment banker and as an executive officer. Currently, Mr. Krylov serves as Investment Partner and Chief Financial Officer of Wilks Brothers, LLC. From 2014 to 2020, Mr. Krylov served as an executive at Approach Resources Inc., a NASDAQ listed exploration and production company focused on Permian basin, initially as Executive Vice President and Chief Financial Officer and subsequently as President and Chief Executive Officer. From 2000 to 2013, Mr. Krylov worked at J.P. Morgan Securities LLC in the Energy Investment Banking group in New York and Houston, where he most recently served as Managing Director. During his career Mr. Krylov has executed numerous mergers and acquisitions, capital markets offerings and financial restructurings. Mr. Krylov holds a B.B.A. in finance from Pace University.

Additional Information Regarding the Board of Directors

All of the members of the board of directors for the year ending December 31, 2021 are no longer current board members of the Company. The members of the board for the year ended December 31, 2021 were Messrs. Craig W. Cooper, Michael L. Klofas, Ted R. North, Stephen C. Jumper and Mark A. Vander Ploeg.

Meetings and Committees of Directors

During the year ended December 31, 2021, the Board of Directors held five regularly scheduled meetings and seventeen additional meetings. All of our then-current directors attended the regularly scheduled meetings.

Audit Committee.  The Audit Committee is a standing committee of the Board of Directors. The functions of the Audit Committee are to determine whether our management has established internal controls which are sound, adequate and working effectively; to ascertain whether our assets are verified and safeguarded; to review and approve external audits; to select, engage and supervise our independent public accountants; and to determine and approve the fees paid to the independent public accountants. During 2021, the members of the Audit Committee were Messrs. North (Chair), Klofas, and Vander Ploeg. As of April 12, 2022, the current members of the Audit Committee are Messrs. Bradley, Conly (Chair) and Fernandes.

The Audit Committee operates under a written charter adopted by the Board of Directors that is periodically reviewed, updated and approved by the Audit Committee. The Board of Directors approved the Audit Committee Charter effective as of February 11, 2015, and has subsequently updated, reviewed, and approved the charter. The Audit Committee Charter was most recently reviewed by the Audit Committee on October 27, 2020, and no changes were made. The Audit Committee Charter is posted on our website at www.dawson3d.com in the “Corporate Governance” area of the “Investor Relations” section.

The Audit Committee includes at least one member who is determined by our Board of Directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent” director. During the year ended December 31, 2021, Mr. North was the independent director who has been determined to be the audit committee financial expert, and as of April 12, 2022, the Mr. Conly is the current independent director who has been determined to be the audit committee financial expert, each determined based on the Board’s qualitative assessment of Messrs. North’s and Conly’s level of knowledge, experience and formal education. The designation does not impose on Messrs. North and Conly any duties, obligations or liabilities that are greater than those that are generally imposed on him as a member of the Audit Committee and the Board of Directors, and Messrs. North’s and Conly’s designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liabilities of any other member of the Audit Committee or the Board of Directors.

Compensation Committee.  The Compensation Committee is a standing committee of the Board of Directors. The primary function of the Compensation Committee is to determine that compensation for our officers is competitive and enables the Company to motivate and retain the talent needed to lead and grow our business. During 2021, the members of the Compensation Committee were Messers. Cooper (Chair), and Klofas. As of April 12, 2022, the current members of the Compensation Committee are Messrs. Bradley and Conly.

The Compensation Committee operates under a written charter adopted by the Board of Directors that is periodically reviewed, updated and approved by the Compensation Committee. The Board of Directors approved the Compensation Committee Charter effective as of February 11, 2015. The charter is posted on our website at www.dawson3d.com in the “Corporate Governance” area of the “Investor Relations” section.

Nominating Committee.  The Nominating Committee is a standing committee of the Board of Directors. During 2021, the members of the Nominating Committee were Messrs. Cooper (Chair), and Vander Ploeg. As of April 12, 2022, the current members of the Nominating Committee are Messrs. Wilks and Krylov. The primary function of the Nominating Committee is to determine the slate of director nominees for election to our Board of Directors. The Nominating Committee considers candidates recommended by our shareholders, directors, officers and outside sources, and considers each nominee’s personal and professional integrity, experience, skills, ability, and willingness to devote the time and effort necessary to be an effective board member with the commitment to acting in the best interests of the Company and our shareholders. While the Company has no specific diversity policy, the Nominating Committee gives consideration to having an appropriate mix and diversity of backgrounds, skills and professional experiences on our Board of Directors, the qualifications that the Committee believes must be met by prospective nominees, qualities or skills that the Committee believes are necessary for one or more of our directors to possess, and standards for the overall structure and composition of our Board of Directors. The same criteria would be evaluated with respect to candidates recommended by shareholders.

In accordance with our Bylaws, shareholders who wish to have their nominees for election to the Board of Directors considered by the Nominating Committee must submit such nomination to our Secretary for receipt not less than 60 days nor more than 90 days prior to the anniversary date of the date on which the Company first mailed its proxy materials for the preceding annual meeting of shareholders. Pursuant to our Bylaws, the notice of nomination is required to contain certain information about both the nominee and the shareholder making the nomination, including information sufficient to allow the independent directors to determine if the candidate meets the criteria for Board of Director membership. A nomination that does not comply with the above procedure will be disregarded.

The Nominating Committee operates under a written charter adopted by the Board of Directors. The Board of Directors approved the Nominating Committee Charter effective as of February 11, 2015. The charter is posted on our website at www.dawson3d.com in the “Corporate Governance” area of the “Investor Relations” section.

During 2021, the Board of Directors held twenty two meetings, the Audit Committee held five meetings, the Compensation Committee held three meetings, and the Nominating Committee held one meeting. Each of the directors attended 75% or more of the total meetings of the Board of Directors and all of the committees on which they served during 2021.

Director Qualifications

The following is a brief discussion of the experience, qualifications, attributes and skills that led us to the conclusion that our directors should serve as Directors for the Company: For our Chairman of the Board, Mr. Wilks, his leadership qualities, tenure as Chairman of Profrac Holdings and long experience in the oil and gas service industry. For Mr. Bradley, his extensive experience in management as President of Castleton Holdings and knowledge of investment and corporate strategies. For Mr. Conly, his accounting experience at PricewaterhouseCoopers LLP and his finance background at FTI Consulting. For Mr. Fernandes, his extensive knowledge of running a successful business as CEO and President of Chevy Chase Contractors, Inc. For Mr. Krylov, his significant knowledge of the oil and gas industry acquired during his time as CFO of Wilks Brothers, LLC, as CEO of Approach Resources Inc, and while a Managing Director of J.P. Morgan Securities LLC.

Board Leadership Structure

As of December 31, 2021, our Chairman of the Board of Directors was Mr. Stephen C. Jumper, the Company’s President and Chief Executive Officer. The Board of Directors believed that the determination of whether the roles of Chief Executive Officer and Chairman of the Board of Directors should be separate should be based on the composition, skills and experience of the Board of Directors and its members and governance efficiency. Based on these factors, the Board of Directors determined that having Mr. Jumper serve as Chief Executive Officer and Chairman was in the best interest of the Company, and that such arrangement makes the best use of Mr. Jumper’s unique skills and experience with the Company and his long experience in the seismic industry to act as the representative of the Company.

The Lead Director is appointed annually by the Board if the Chairman of the Board is also a member of the management of the Company. During 2021 our Chairman, Mr. Jumper, was also a member of management as Chief Executive Officer of the Company; therefore, the Board of Directors appointed Mr. Mark A. Vander Ploeg, an independent director, as Lead Director. Effective as of January 15, 2022, Mr. Jumper resigned as a member and Chairman of the Board. Our current Chairman of the Board, Mr. Wilks, is not a member of management which eliminates the need for a Lead Director. The responsibilities of the Lead Director include:

●	Approving Board meeting agendas and consulting with the Chairman on information provided to the Board of Directors;

●	Calling meetings of non-management directors and setting agendas for executive sessions;

●	Presiding at all Board meetings at which the Chairman is not present, including executive sessions of the non-employee directors;

●	Overseeing Board and director evaluations;

●	Approving the retention of consultants who report directly to the Board of Directors;

●	Facilitating communication between the directors and the Chief Executive Officer, and communicating the directors’ perspectives and consensus view to the Chief Executive Officer;

●	Assisting the Board of Directors and officers in assuring compliance with and implementation of our governance principles;

●	Ensuring that the Board of Directors is at least two-thirds independent and that key committees are independent; and

●	Performing such other functions as the independent directors may designate from time to time.

Board of Directors’ Role in Risk Oversight

The Board of Directors is generally responsible for risk oversight. Management has implemented internal processes to identify and evaluate the risks inherent in the Company’s business and to assess the mitigation of those risks. Our Board of Directors’ leadership structure, including the Audit Committee’s responsibility to oversee any significant financial risk exposures and our practice of a high degree of interaction between our directors and members of senior management, facilitates and provides this oversight function. Management reports either to the Audit Committee or the full Board of Directors, depending on the type of risk involved, regarding the identified risks and the mitigation strategies planned or in place to address such risks.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that represents both the code of ethics for the principal executive officer, principal financial officer, and principal accounting officer, as required pursuant to Rule 405 of Regulation S-K, and the code of business conduct and ethics for directors, officers and employees under Nasdaq listing standards. Every director, officer and employee of the Company must conduct himself or herself according to the Code of Business Conduct and Ethics, which is available on the Company’s website at www.dawson3d.com.

11.  EXECUTIVE COMPENSATION

Executive Officers

The following individuals are currently serving as executive officers of the Company.

Name	Age	Position
Stephen C. Jumper	60	President and Chief Executive Officer
James K. Brata	66	Chief Financial Officer, Executive Vice President, Secretary and Treasurer
C. Ray Tobias	64	Chief Operating Officer and Executive Vice President

Stephen C. Jumper.  Mr. Jumper, a geophysicist, joined Legacy Dawson in 1985, was elected Vice President in September 1997, and President, Chief Operating Officer and Director in January 2001. In January 2013, Mr. Jumper was elected Chairman of the Board of Directors of Legacy Dawson. Prior to 1997, Mr. Jumper served Legacy Dawson as manager of technical services with an emphasis on 3-D processing. Mr. Jumper has served the Permian Basin Geophysical Society as Second Vice President (1991), First Vice President (1992), and as President (1993). Mr. Jumper was appointed as President, Chief Executive Officer and Chairman of the Board of Directors of the Company in February 2015.

James K. Brata.  Mr. Brata was named Executive Vice President, Chief Financial Officer and Treasurer in February of 2015. Effective May 5, 2016, Mr. Brata was also named Secretary of the Company. Mr. Brata joined Legacy TGC in 2008 in the capacity of Vice President. Mr. Brata served as Vice President, Chief Financial Officer, Secretary and Treasurer of Legacy TGC from March 2009 until February 2015 when Legacy TGC merged with Dawson. Prior to joining Legacy TGC, Mr. Brata served in a variety of capacities at Fortune 500 and other publicly traded companies, and was a consultant with KPMG LLP and Coopers & Lybrand, now PricewaterhouseCoopers LLP. Mr. Brata holds a B.S. degree in Accounting, an M.B.A. in Finance, and is a Certified Public Accountant.

C. Ray Tobias.  Mr. Tobias was appointed as Executive Vice President and Chief Operating Officer of the Company in February 2015. Mr. Tobias supervises client relationships and survey cost quotations to clients. Mr. Tobias joined Legacy Dawson in 1990, and was elected Vice President in September 1997, and Executive Vice President and Director in January 2001. He has served on the Board of Directors of the International Association of Geophysical Contractors and is Past President of the Permian Basin Geophysical Society. Prior to joining Legacy Dawson, Mr. Tobias was employed by Geo-Search Corporation, where he was an operations supervisor.

The following narrative, tables and footnotes describe the “total compensation” earned during the years ended December 31, 2021 and 2020 by our Named Executive Officers. The total compensation presented below in the Summary Compensation Table does not reflect the actual compensation received by our Named Executive Officers in such fiscal years.

The individual components of the total compensation reflected in the Summary Compensation Table are broken out below:

Salary — The table reflects base salary earned during the years ending December 31, 2021 and 2020.

Bonus — The table reflects discretionary cash bonus payments paid during the years ending December 31, 2021 and 2020.

Stock Awards — The awards disclosed under the heading “Stock Awards” consist of grants of restricted stock and restricted stock units to our Named Executive Officers.

Option Awards — The awards disclosed under the heading “Option Awards” consist of a grant of stock options to our Named Executive Officers.

All Other Compensation — The column reflects all compensation not reported in the other columns of the Summary Compensation Table other than perquisites and other personal benefits with an aggregate value for a Named Executive Officer of less than $10,000.

Summary Compensation Table

The following table sets forth information concerning the compensation of our Named Executive Officers for services to the Company during the years ended December 31, 2021 and 2020:

				All other
Name and Principal Position	Year	Salary	Bonus (1)	Compensation (2)	Total
Stephen C. Jumper	2021	$360,001	$-	$33,942	$393,943
Chief Executive Officer and President	2020	478,558	-	29,106	507,664

James K. Brata	2021	278,751	-	21,603	300,354
Executive Vice President, Chief Financial	2020	297,933	-	23,076	321,009
Officer, Secretary and Treasurer

C. Ray Tobias	2021	316,251	-	32,909	349,160
Executive Vice President and Chief	2020	338,799	-	31,899	370,698
Operating Officer
(1)	There were no discretionary cash bonus payments paid in 2021 or 2020.
(2)	The amounts shown in this column include the matching contributions under our 401(k) plan for the following Named Executive Officers for the years ending December 31, 2021 and 2020, respectively: Mr. Jumper – $17,400 and $17,100; Mr. Brata – $15,600 and $17,100; and Mr. Tobias – $17,333 and $17,100.

For the years ended December 31, 2021 and 2020, none of the Company’s named executive officers received any stock awards or stock option awards.

Outstanding Equity Awards At December 31, 2021

The following table provides information regarding the value of all unexercised options and unvested restricted stock and restricted stock units previously awarded to our Named Executive Officers.

	Stock Awards
Name	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested (1)
Stephen C. Jumper	50,000	$116,000	(2)

James K. Brata	25,000	58,000	(2)

C. Ray Tobias	25,000	58,000	(2)
(1)	The market value was computed by multiplying the closing market price of the Common Stock at December 31, 2021 ($2.32) by the number of restricted stock or restricted stock units that have not vested.
(2)	Vests on 08/16/22.

Potential Payments Upon a Change of Control or Termination

The award agreements under the Restated 2016 Plan generally permit accelerated vesting of awards in the event of a change of control or upon termination of employment for reasons other than cause, or termination of employment due to death or disability. The Employment Agreements limit the extent to which such accelerated vesting will apply for the Named Executive Officers. Under the Employment Agreements, if a Named Executive Officer’s employment is terminated by the Company without “cause”, by the Executive for “good reason” or due to “disability” (as each such term is defined in the Employment Agreement), whether before or after a change of control, accelerated vesting and exercisability of the Named Executive Officer’s currently outstanding awards under the Restated 2016 Plan will occur. Similarly, in the event of a Named Executive Officer’s death, the award agreements under the Restated 2016 Plan will provide for such accelerated vesting and exercisability. The Employment Agreements also provide for severance, bonus payments and other compensation, in the event that a Named Executive Officer’s employment is terminated by the Company without “cause” or by the executive for “good reason.” Further, in the event of a “change in control” of the Company that results in the termination of the executive’s employment by the Company without “cause” or by the executive for “good reason” within 12 months of the change in control, the executive would be entitled to receive two times the stated amounts for severance payments, bonus payments and COBRA benefits.

The Restated 2016 Plan defines a “change of control” as, except as otherwise reflected in an award agreement, occurring when (i) any “person” (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is or becomes a beneficial owner, directly or indirectly, of securities of the Company representing 20% or more of the total voting power of the Company’s then outstanding securities; (ii) the individuals who were members of the Board of Directors of the Company immediately prior to a meeting of the shareholders of the Company involving a contest for the election of directors shall not constitute a majority of the Board of Directors following such election unless a majority of the new members of the Board were recommended or approved by majority vote of members of the Board of Directors immediately prior to such shareholders’ meeting; (iii) the Company shall have merged into or consolidated with another corporation, or merged another corporation into the Company, on a basis whereby less than 50% of the total voting power of the surviving corporation is represented by shares held by former shareholders of the Company prior to such merger or consolidation; or (iv) the Company shall have sold, transferred or exchanged all, or substantially all, of its assets to another corporation or other entity or person. The change of control definition under Section 409A of the Internal Revenue Code will apply to the extent necessary to comply with the requirements of Section 409A of the Internal Revenue Code in the event an award under the Restated 2016 Plan is subject to Section 409A of the Internal Revenue Code. The definition of “change of control” under the Employment Agreements is defined in a manner consistent with the Restated 2016 Plan.

To describe the payments and benefits that are triggered for each change of control and/or event of termination, we have created the following table estimating the payments and benefits that would be paid to our Named Executive Officers under each element of our compensation program assuming that such executive’s employment was terminated and/or there was a change in control on December 31, 2021, the last day of our 2021 fiscal year. In all cases, the amounts were valued as of December 31, 2021, based upon, where applicable, an estimated fair value of our Common Stock of $2.32 per share. The amounts in the following table are calculated as of December 31, 2021 pursuant to SEC rules and are not intended to reflect actual payments that may be made. Actual payments that may be made will be based on the dates and circumstances of the applicable event.

Executive	Salary (1)	Bonus (2)	Vesting of stock awards	Vesting of option awards (3)	All other benefits and perquisites (4)	Total
Stephen C. Jumper
Termination Without Cause/With Good Reason	$669,231	$-	$116,000	$-	$19,548	$804,779
CIC Termination	1,338,462	-	116,000	-	39,096	1,493,558
CIC Without Termination	-	-	-	-	-	-
Disability	300,000	-	116,000	-	5,106	421,106
Death	-	-	116,000	-	-	116,000
James K. Brata
Termination Without Cause/With Good Reason	390,385	-	58,000	-	32,422	480,807
CIC Termination	780,770	-	58,000	-	42,844	881,614
CIC Without Termination	-	-	-	-	-	-
Disability	175,000	-	58,000	-	3,474	236,474
Death	-	-	58,000	-	-	58,000
C. Ray Tobias
Termination Without Cause/With Good Reason	446,154	-	58,000	-	29,548	533,702
CIC Termination	892,308	-	58,000	-	49,096	999,404
CIC Without Termination	-	-	-	-	-	-
Disability	200,000	-	58,000	-	6,516	264,516
Death	-	-	58,000	-	-	58,000

(1)	Pursuant to letter agreements entered into on April 15, 2020, which provide for certain salary reductions for each Named Executive Officer during an adjustment period commencing March 30, 2020 and ending February 11, 2023, in the event of such Named Executive Officer’s termination without cause, for good reason or under certain circumstances following a change of control, in each case during such adjustment period, the severance benefits payable to such Named Executive Officer will be based on the base salary amount in effect immediately prior to such adjustment period. Further information regarding the 2020 letter agreements can be found on the Company’s Form 8-K dated April 15, 2020.
(2)	Our Named Executive Officers were not eligible for any cash bonus payments with respect to the year ended December 31, 2021 under the 2014 Plan.
(3)	All option awards held by our Named Executive Officers are fully vested.
(4)	All other benefits and perquisites include COBRA benefits as set forth in the Employment Agreements and automobile perquisites, as applicable.

Director Compensation

For services performed in 2021, each non-employee director received fees of $92,000, consisting of $77,000 representing quarterly cash payments of approximately $19,250, and stock grants with a value of $15,000.  One director emeritus received fees paid in cash of $30,000 and the other director emeritus received fees paid in cash of $36,000. In addition, members of the Audit Committee received cash payments totaling $18,000, with the Chairman receiving an additional $6,000 in cash. Members of the Compensation Committee received an additional $6,000 in cash. The Lead Director received an additional $12,000 in cash. We also reimburse reasonable expenses incurred by our directors in attending meetings and other company business. None of the reimbursements for our non-employee directors exceeded the $10,000 threshold in 2021, and consequently, are not included in the table below.

Directors who are also full-time officers or employees of the Company receive no additional compensation for serving as directors. During 2021, Mr. Jumper was the only member of our Board of Directors who was also an executive officer of the Company. His compensation is set forth under “Executive Compensation,” above.

The table below summarizes the total compensation paid to or earned by each of our non-employee directors and directors emeritus during the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	All Other Compensation	Total
Mark A. Vander Ploeg	$107,000	$15,000	$-	$-	$122,000
William J. Barrett (2)	30,000	-	-	-	30,000
Craig W. Cooper	83,000	15,000	-	-	98,000
Gary M. Hoover, Ph.D. (2)	36,000	-	-	-	36,000
Michael L. Klofas	101,000	15,000	-	-	116,000
Ted R. North	101,000	15,000	-	-	116,000
(1)	The amounts in this column reflect the dollar amount the Company recognized as an expense with respect to stock awards for financial statement reporting purposes during the year ended December, 31, 2021, in accordance with ASC 718.
(2)	Mr. Barrett and Dr. Hoover retired from their positions as directors of the Company following the 2020 annual shareholder meeting and each assumed the role of director emeritus. The compensation listed in this table for each of Mr. Barrett and Dr. Hoover reflects compensation during their tenures as directors emeritus during the year ended December 31, 2021.

Mr. Barrett and Dr. Hoover retired from their positions as directors of the Company following the 2020 annual shareholder meeting and each assumed the role of director emeritus. The compensation listed in this table for each of Mr. Barrett and Dr. Hoover reflects compensation during their tenures as directors emeritus during the year ended December 31, 2021.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock, as of April 12, 2022, by beneficial owners of more than five percent of our Common Stock, each of our directors and executive officers individually and all executive officers and directors as a group.

Name	Amount and Nature of Beneficial Ownership		Percent of Class (1)
SECURITY OWNERSHIP OF 5% HOLDERS
Wilks Brothers, LLC	17,641,596	(2)	74.09%
Dimensional Fund Advisors LP	1,523,941	(3)(4)	6.40%
Renaissance Technologies LLC	1,489,714	(5)(4)	6.26%
Arena Investors LP	1,229,692	(6)(4)	5.16%

SECURITY OWNERSHIP OF MANAGEMENT
Stephen C. Jumper	50,000	(7)	*
C. Ray Tobias	25,000	(7)	*
James K. Brata	25,000	(7)	*
Matthew Wilks	-		*
Bruce Bradley	-		*
Albert Conly	-		*
Jose Carlos Fernandes	-		*
Sergei Krylov	-		*

Total Management Ownership	100,000		0.42%

* Indicates less than 1% of the outstanding shares of Common Stock.

(1)	As of April 11, 2022, there were 23,812,329 shares of Common Stock outstanding. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to all shares listed.
(2)	As reported on Schedule 13D/A filed with the SEC on January 28, 2022. The filing is filed jointly by Dan Wilks, Staci Wilks, Farris Wilks, and WB Acquisitions Inc. The voting power and dispositive power is shared in varying degrees amongst the filing persons. The filing persons’ address is 17018 IH20, Cisco, Texas 76437.

(3)	As reported on Schedule 13G/A filed with the SEC on February 8, 2022. The filing person's address is 6300 Bee Cave Road, Building One, Austin, Texas 78746. The filing person has sole voting power for 1,469,455 shares and sole dispositive power for 1,523,941 shares.
(4)	Based on a reporting date prior to the expiration of the tender offer for all of the Company’s outstanding shares by WB Acquisitions Inc., a subsidiary of Wilks Brothers, LLC (the "Offer"). Some or all of the shares reported as being beneficially owned could have been tendered in the Offer.
(5)	As reported on Schedule 13G/A filed with the SEC on February 11, 2022. The filing person’s address is 800 Third Avenue, New York, New York 10022.
(6)	As reported on Schedule 13G filed with the SEC on December 12, 2021. The filing person’s address is 405 Lexington Avenue, 59th Floor, New York, New York 10174.
(7)	This number is solely based on shares subject to issuance pursuant to granted and outstanding Company restricted stock units as of April 11, 2022, which are currently unvested.

Equity Compensation Plan Information

The following table summarizes certain information regarding securities authorized for issuance under our equity compensation plan as of December 31, 2021. See information regarding material features of the plan in Note 8, “Stock-Based Compensation” to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Number of
	Securities to be			Number of Securities
	Issued Upon			Remaining Available
	Exercise or	Weighted Average		for Future Issuance
	Vesting of	Exercise Price		Under the Equity
	Outstanding	of Outstanding		Compensation Plan
	Options,	Options,		(Excluding Securities
	Warrants and	Warrants and		Reflected in
Plan Category	Rights	Rights		Column (a))
(a)
Restated 2016 Plan
Equity compensation plan approved by security holders	335,000	$—	(1)	1,049,437
Equity compensation plans not approved by security holders	—	—		—
Total	335,000	$—		1,049,437
(1)	Restricted stock unit awards have no exercise price.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Transactions with related persons are reviewed, approved or ratified in accordance with the policies and procedures set forth in our code of business conduct and ethics, our Audit Committee charter, the procedures described below with respect to director and officer questionnaires, and the other procedures described below.

Our code of business conduct and ethics provides that directors, officers and employees must avoid situations that involve, or could appear to involve, “conflicts of interest” (refer to Conflicts of Interest section below) with regard to the Company’s interest.

Based on these reviews, our Board of Directors has determined that the Company did not engage in any transactions during the years ended December 31, 2021 and 2020 with related persons which would require disclosure under Item 404 of Regulation S-K as adopted by the SEC.

Indemnification Agreements

We have entered into indemnification agreements (each, individually, an “Indemnification Agreement,” and collectively, the “Indemnification Agreements”) with each of our current directors and executive officers (each, individually, an “Indemnitee,” and collectively, the “Indemnitees”). Pursuant to the Indemnification Agreements, we agreed to indemnify each Indemnitee to the fullest extent permitted by applicable law against any and all expenses arising from any Proceeding (as defined in the Indemnification Agreements) in which an Indemnitee was, is or will be involved as a party or otherwise by reason of any Indemnitee’s service as, or actions taken while (i) a director or officer of the Company or (ii) at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise. Following a request by an Indemnitee, we are required to advance (within five days of receipt of such request) to such Indemnitee any and all expenses relating to the Indemnitee’s defense of such Proceeding, subject to the Indemnitee’s compliance with certain provisions of the Texas Business Organizations Code (“TBOC”).

Our obligation to provide indemnification under the Indemnification Agreements is subject to a determination in accordance with Section 8.103(a)(1) or (2) of the TBOC.

Any costs and expenses that an Indemnitee is entitled to under the Indemnification Agreements will not be exclusive to any other rights to which the Indemnitee may currently or in the future be entitled under any provision of applicable law, our amended and restated certificate of formation, our amended and restated Bylaws or otherwise. We are not required to indemnify an Indemnitee to the extent such indemnification conflicts with Texas law.

Each of the Indemnification Agreements will continue until the earlier of (i) the sixth (6th) anniversary after the Indemnitee has ceased to occupy the position or have the relationships described in the Indemnification Agreement that qualifies the Indemnitee for indemnification or (ii) the final termination of all Proceedings with respect to the Indemnitee commenced in such six (6) year period.

Conflicts of Interest

Our code of business conduct and ethics provides that directors, officers and employees must avoid situations that involve, or could appear to involve, “conflicts of interest” with regard to the Company’s interest. Exceptions may only be made after review of fully disclosed information and approval of specific or general categories by senior management (in the case of employees) or the Board of Directors (in the case of officers or directors). Any employee, officer or director who becomes aware of a conflict or potential conflict of interest should bring the matter to the attention of a supervisor or other appropriate personnel.

A “conflict of interest” exists when a person’s private interest interferes in any way with the interests of the Company. Conflicts of interest generally interfere with the person’s effective and objective performance of his or her duties or responsibilities to the Company. Our code of business conduct and ethics sets forth several examples of how conflicts of interest may arise, including when:

●	a director, officer or employee or members of their immediate family, receive improper personal benefits because of their position with the Company;

●	the Company gives loans, or guarantees obligations of directors, officers, employees or their immediate family members; or

●	the director, officer, employee or their immediate family members use Company property or confidential information for personal use.

Our Audit Committee also has the responsibility, according to its charter, to review, assess, and approve or disapprove conflicts of interest and related-party transactions.

Each year we require all our directors, nominees for director and executive officers to complete and sign a questionnaire in connection with the solicitation of proxies for use at our annual general meeting of members. The purpose of the questionnaire is to obtain information, including information regarding transactions with related persons, for inclusion in our Proxy Statement or Annual Report.

In addition, we annually review SEC filings made by beneficial owners of more than five percent of any class of our voting securities to determine whether information relating to transactions with such persons needs to be included in our Proxy Statement or Annual Report.

“Independent” Directors

For the fiscal year ended December 31, 2021, Messrs. Cooper, Klofas, North and Vander Ploeg qualifed as “independent” in accordance with the published listing requirements of The NASDAQ Stock Market (“NASDAQ”). Further, during 2021, each of the members of the Audit Committee, Compensation Committee and Nominating Committee, as applicable, qualified as “independent” in accordance with the NASDAQ listing requirements. The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, as further required by the NASDAQ rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, during 2021, each of the members of the Audit Committee and Compensation Committee of our Board of Directors qualified as “independent” under special standards established by the Securities and Exchange Commission (“SEC”) for members of such committees.

As of April 12, 2022, Messrs. Bradley, Conly and Fernandes qualified as “independent” in accordance with the published listing requirements of Nasdaq, and each of the current members of the Audit Committee and Compensation Committee qualify as “independent” under special standards established by the SEC for members of such committees.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firms

The following table presents the aggregate fees billed by the independent registered accounting firm RSM US LLP, Houston, Texas (PCAOB ID 49) for professional services rendered for the audits of our annual financial statements and audit-related fees, for the years ended December 31, 2021 and 2020, respectively:

	2021	2020
Audit Fees (1)	$370,000	$431,000
Audit-related fees (2)	9,000	-
Tax Fees	-	-
All other fees	-	-
Total fees	$379,000	$431,000
(1)	Audit fees for professional services rendered in connection with the audit of the Company’s annual financial statements for the years ended December 31, 2021 and 2020, and the reviews of the financial statements included in the Company’s quarterly reports.
(2)	Audit-related fees relate to the issuance of consent for registration statements.

The Audit Committee’s policy on pre-approval of fees and other compensation paid to the independent registered accounting firm requires the Audit Committee to approve all services and fees of the principal independent accountant prior to commencement of any services. The Audit Committee pre-approved fees for all audit and non-audit services provided by the independent registered accounting firm during the years ended December 31, 2021 and 2020. All of the work performed in auditing our financial statements for the last two years by the principal independent accounting firm RSM has been performed by their full-time, permanent employees.

Part IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
(1)	Financial Statements.

No financial statements are filed with this Amendment. The financial statements and notes thereto were included as part of the Original Report.

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

4.1	Form of Specimen Stock Certificate, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on February 11, 2015, and incorporated herein by reference.

4.2	Description of Securities, filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed on March 18, 2022, and incorporated herein by reference.

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

EXHIBIT NO.	DESCRIPTION

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

21.1	Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed on March 18, 2022, and incorporated herein by reference.

23.1

Consent of RSM US LLP, independent registered public accountants to incorporation of report by reference, filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K, filed on March 18, 2022, and incorporated herein by reference.

31.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.1 to the Company’s Annual Report on Form 10-K, filed on March 18, 2022, and incorporated herein by reference.

31.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.2 to the Company’s Annual Report on Form 10-K, filed on March 18, 2022, and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION

*31.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 32.1 to the Company’s Annual Report on Form 10-K, filed on March 18, 2022, and incorporated herein by reference.

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 32.2 to the Company’s Annual Report on Form 10-K, filed on March 18, 2022, and incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 2nd day of May, 2022.

DAWSON GEOPHYSICAL COMPANY

By:	/s/ Stephen jumper
Stephen Jumper

President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Wilks Matthew Wilks	Chairman of the Board of Directors	05-02-22

/s/ Bruce Bradley Bruce Bradley	Director	05-02-22

/s/ Albert Conly Albert Conly	Director	05-02-22

/s/ Jose Carlos Fernandes Jose Carlos Fernandes	Director	05-02-22

/s/ Sergei Krylov Sergei Krylov	Director	05-02-22

/s/ Stephen Jumper Stephen Jumper	President and Chief Executive Officer (principal executive officer)	05-02-22

/s/ James Brata James Brata	Executive Vice President, Chief Financial Officer, Secretary, and Treasurer (principal financial and accounting officer)	05-02-22