Form 10-Q
period 2022-03-31
DAWSON GEOPHYSICAL CO
filed 2022-05-16
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 12, 2022
Common Stock, $0.01 par value	23,812,329 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,395	$25,376
Restricted cash	5,000	5,000
Short-term investments	265	265
Accounts receivable, net	18,495	8,905
Prepaid expenses and other current assets	4,179	3,313
Total current assets	42,334	42,859

Property and equipment	23,780	26,349

Right-of-use assets	4,711	4,435

Intangibles, net	400	395

Total assets	$71,225	$74,038

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,010	$2,580
Accrued liabilities:
Payroll costs and other taxes	988	1,066
Other	1,447	1,338
Deferred revenue	489	1,344
Current maturities of notes payable and finance leases	917	302
Current maturities of operating lease liabilities	1,030	961
Total current liabilities	6,881	7,591

Long-term liabilities:
Notes payable and finance leases, net of current maturities	—	8
Operating lease liabilities, net of current maturities	4,158	3,942
Deferred tax liabilities, net	20	20
Total long-term liabilities	4,178	3,970

Operating commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
23,812,329 and 23,692,379 shares issued, and 23,812,329 and 23,643,934 shares
outstanding at March 31, 2022 and December 31, 2021, respectively	238	237
Additional paid-in capital	155,580	155,268
Accumulated deficit	(94,409)	(92,018)
Treasury stock, at cost; 0 and 48,445 shares at March 31, 2022 and December 31, 2021, respectively	—	—
Accumulated other comprehensive loss, net	(1,243)	(1,010)
Total stockholders’ equity	60,166	62,477

Total liabilities and stockholders’ equity	$71,225	$74,038

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited and amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Operating revenues	$18,359	$11,748

Operating costs:
Operating expenses	12,638	10,942
General and administrative	5,531	2,807
Depreciation and amortization	2,634	3,434
	20,803	17,183

Loss from operations	(2,444)	(5,435)

Other income (expense):
Interest income	25	70
Interest expense	(11)	(6)
Other income (expense), net	39	143

Loss before income tax	(2,391)	(5,228)

Income tax (expense) benefit	—	—

Net loss	(2,391)	(5,228)

Other comprehensive (loss) income:
Net unrealized (loss) income on foreign exchange rate translation, net	(233)	201

Comprehensive loss	$(2,624)	$(5,027)

Basic loss per share of common stock	$(0.10)	$(0.22)

Diluted loss per share of common stock	$(0.10)	$(0.22)

Weighted average equivalent common shares outstanding	23,692,558	23,478,072

Weighted average equivalent common shares outstanding - assuming dilution	23,692,558	23,478,072

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,391)	$(5,228)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,634	3,434
Operating lease cost	255	262
Non-cash compensation	279	101
(Gain) loss on disposal of assets	(10)	38
Remeasurement and other	(23)	61
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(9,851)	2,232
Decrease in prepaid expenses and other assets	78	1,627
Decrease in accounts payable	(576)	(171)
Increase (decrease) in accrued liabilities	47	(480)
Decrease in operating lease liabilities	(247)	(269)
Decrease in deferred revenue	(855)	(1,779)

Net cash used in operating activities	(10,660)	(172)

Cash flows from investing activities:
Capital expenditures, net of non-cash capital expenditures summarized below	(28)	—
Proceeds from disposal of assets	10	94

Net cash (used in) provided by investing activities	(18)	94

Cash flows from financing activities:
Proceeds from notes payable	—	550
Principal payments on notes payable	(328)	(89)
Principal payments on finance leases	(9)	(13)
Tax withholdings related to stock-based compensation awards	(79)	—
Sale of treasury stock	113	—

Net cash (used in) provided by financing activities	(303)	448

Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	46

Net (decrease) increase in cash and cash equivalents and restricted cash	(10,981)	416

Cash and cash equivalents and restricted cash at beginning of period	30,376	45,955

Cash and cash equivalents and restricted cash at end of period	$19,395	$46,371

Supplemental cash flow information:
Cash paid for interest	$11	$4

Non-cash operating, investing and financing activities:
Increase in right-of-use assets and operating lease liabilities	$527	$1
Financed insurance premiums	$944	$—

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and amounts in thousands, except share data)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Accumulated	Comprehensive
	Of Shares	Amount	Capital	Deficit	(Loss) Income	Total
Balance January 1, 2022	23,692,379	$237	$155,268	$(92,018)	$(1,010)	$62,477
Net loss				(2,391)		(2,391)
Unrealized loss on foreign exchange rate translation					(233)	(233)
Issuance of common stock under stock compensation plans	155,000	1	(1)			—
Stock-based compensation expense			279			279
Treasury stock sale			113			113
Shares exchanged for taxes on stock-based compensation	(35,050)		(79)			(79)
Balance March 31, 2022	23,812,329	$238	$155,580	$(94,409)	$(1,243)	$60,166

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Accumulated	Comprehensive
	Of Shares	Amount	Capital	Deficit	(Loss) Income	Total
Balance January 1, 2021	23,526,517	$235	$154,866	$(62,927)	$(1,200)	$90,974

Net loss				(5,228)		(5,228)
Unrealized income on foreign exchange rate translation					201	201
Stock-based compensation expense			101			101
Balance March 31, 2021	23,526,517	$235	$154,967	$(68,155)	$(999)	$86,048

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements for the three months ended March 31, 2022 include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Dawson Seismic Services Holdings, Inc., Eagle Canada, Inc., Eagle Canada Seismic Services ULC and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Allowance for Doubtful Accounts. The Company’s allowance for doubtful accounts reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument and is determined based on a number of factors. Management determines the need for any allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs, its current client base, when customer accounts exceed 90 days past due and specific customer account reviews. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. The Company's allowance for doubtful accounts was $250,000 at March 31, 2022 and December 31, 2021.

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

Recently Issued Accounting Pronouncements

None.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

At March 31, 2022 and December 31, 2021, the Company’s financial instruments included cash and cash equivalents, restricted cash, short-term investments in certificates of deposit, accounts receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating lease liabilities. Due to the short-term maturities of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes payable, finance leases and operating lease liabilities approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes payable and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

4. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Disaggregated Revenues

The Company has one line of business, acquiring and processing seismic data in North America. Our chief operating decision maker (President and Chief Executive Officer) makes operating decisions and assesses performance based on the Company as a whole. Accordingly, the Company is considered to be in a single reportable segment. The following table presents the Company’s operating revenues (unaudited and in thousands) disaggregated by geographic region:

	Three Months Ended March 31,
	2022	2021
Operating Revenues
United States	$7,183	$8,784
Canada	11,176	2,964
Total	$18,359	$11,748

Deferred Costs (in thousands)

Deferred costs were $972 and $1,847 at January 1, 2022 and 2021, respectively. The Company’s prepaid expenses and other current assets at March 31, 2022 and 2021 included deferred costs incurred to fulfill contracts with customers of $147 and $0, respectively.

Deferred costs at March 31, 2022 compared to January 1, 2022 and at March 31, 2021 compared to January 1, 2021 decreased primarily as a result of the completion of several projects during those three month periods that had deferred fulfillment costs at January 1, 2022 and 2021, respectively.

The amount of total deferred costs amortized for the three months ended March 31, 2022 and 2021 was $1,648 and $3,822, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue (in thousands)

Deferred revenue was $1,344 and $1,779 at January 1, 2022 and 2021, respectively. The Company’s deferred revenue at March 31, 2022 and 2021 was $489 and $0, respectively.

Deferred revenue at March 31, 2022 compared to January 1, 2022 and at March 31, 2021 compared to January 1, 2021 decreased primarily as a result of completing projects for clients with prepayments for third party reimbursables.

Revenue recognized for the three months ended March 31, 2022 and 2021 that was included in the contract liability balance at the beginning of 2022 and 2021 was $936 and $1,779, respectively.

5. DEBT

Dominion Loan Agreement

On September 30, 2019, the Company entered into a Loan and Security Agreement with Dominion Bank, a Texas state bank (“Dominion Bank”). On September 30, 2021, the Company entered into a Second Loan Modification Agreement (the “Second Modification”) to the Loan and Security Agreement (as amended by the Loan Modification Agreement, the “Loan Agreement”) for the purpose of (a) amending and extending the maturity of its line of credit with Dominion Bank by one year and (b) amending the Company's obligation to maintain a certain tangible net worth. The Loan Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an amount up to the lesser of (i) $15,000,000 or (ii) a sum equal to (a) 80% of the Company’s eligible accounts receivable plus 100% of the amount on deposit with Dominion Bank in the Company’s collateral account, consisting of a restricted IntraFi Network Deposit account of $5,000,000 (the “Deposit”). As of March 31, 2022, the Company has not borrowed any amounts under the Revolving Credit Facility and has the entire amount available for withdrawal.

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

Dominion Letters of Credit

As of March 31, 2022, Dominion Bank has issued one letter of credit in the amount of $265,000 to support the Company’s workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Other Indebtedness

As of March 31, 2022, the Company has two short-term notes payable to a finance company for various insurance premiums totaling $881,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Condensed Consolidated Balance Sheet as of March 31, 2022 includes finance leases of $36,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$881	$265
Interest rate	4.99%	4.99%

The aggregate maturities of finance leases as of March 31, 2022 are as follows (in thousands):

April 2022 - March 2023	$36
Obligations under finance leases	$36

Interest rates on these leases range from 4.83% to 5.37%.

6. LEASES

The Company leases certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable operating leases for office and shop space in Midland, Plano, Houston, Oklahoma City and Calgary, Alberta. Although we renewed our Plano office lease in the first quarter of 2022, there have been no material changes to our leases since the Company’s most recent Annual Report on Form 10-K that was filed with the SEC on March 18, 2022.

Maturities of lease liabilities as of March 31, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases
April 2022 - March 2023	$1,268	$37
April 2023 - March 2024	1,298	—
April 2024 - March 2025	1,220	—
April 2025 - March 2026	1,007	—
April 2026 - March 2027	1,025	—
Thereafter	21	—
Total payments under lease agreements	5,839	37

Less imputed interest	(651)	(1)

Total lease liabilities	$5,188	$36

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

The computation of basic and diluted loss per share (in thousands, except share and per share data) was as follows:

	Three Months Ended March 31,
	2022	2021
Net loss	$(2,391)	$(5,228)
Weighted average common shares outstanding
Basic	23,692,558	23,478,072
Dilutive common stock options, restricted stock unit awards and restricted stock awards	—	—
Diluted	23,692,558	23,478,072
Basic loss per share of common stock	$(0.10)	$(0.22)
Diluted loss per share of common stock	$(0.10)	$(0.22)

The Company had a net loss for the three months ended March 31, 2022 and 2021. As a result, all stock options, restricted stock unit awards and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for those periods.

The following weighted average numbers of stock options, restricted stock unit awards and restricted stock awards have been excluded from the calculation of diluted loss per share of common stock, as their effect would be anti-dilutive for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Stock options	—	—
Restricted stock units	322,944	174,000
Restricted stock awards	—	—
Total	322,944	174,000

9. INCOME TAXES

For the three months ended March 31, 2022 and 2021, the Company's effective tax rate was 0.0%. The Company’s nominal or no effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

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

If the Company had any income tax benefit for the three months ended March 31, 2022, it would not include income tax benefits for all of the losses incurred because the Company has recorded valuation allowances against significantly all of its federal, state and foreign deferred tax assets. The Company has recorded valuation allowances against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, a federal valuation allowance and additional state valuation allowances were maintained during the three months ended March 31, 2022 and 2021. In addition, due to the Company’s recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowances considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

On January 14, 2022, the Company had an Internal Revenue Code section 382 event that will limit some of our NOL utilization in future periods. The Company is currently working on a 382 limitation estimate. The limitation should not have a material impact on tax expense.

10. RELATED PARTY TRANSACTIONS

As of March 31, 2022, the Company had accounts receivable due from related parties of $1,331,000. This receivable is due from Breckenridge Geophysical, LLC, which is a wholly owned subsidiary of Wilks Brothers, LLC, the holder of approximately 75% of the Company’s outstanding common stock. This receivable is primarily related to one seismic job recorded for Breckenridge and rental of seismic equipment to Breckenridge.

11. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements, our financial position, business strategy and plans, objectives of our management for future operations, including statements related to the expected or potential impact of the novel coronavirus (“COVID-19”) pandemic on our business, financial condition and results of operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. These risks include, but are not limited to, the Company’s status as a controlled public company, which exempt the Company from certain corporate governance requirements; the limited market for the Company’s shares, which could result in the delisting of the Company’s shares from Nasdaq and the Company no longer being required to make filings with the SEC; the impact of general economic, industry, market or political conditions; dependence upon energy industry spending; changes in exploration and production spending by our customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of our customers, particularly during extended periods of low prices for crude oil and natural gas; the volatility of oil and natural gas prices; changes in economic conditions; the severity and duration of the COVID-19 pandemic, related economic repercussions and the resulting impact on demand for oil and gas; surpluses in the supply of oil and the ability of the Organization of the Petroleum Exporting Countries and its allies, collectively known as OPEC+, to agree on and comply with supply limitations; the duration and magnitude of the unprecedented disruption in the oil and gas industry currently resulting from the impact of the foregoing factors, which is negatively impacting our business; the potential for contract delays; reductions or cancellations of service contracts; limited number of customers; credit risk related to our customers; reduced utilization; high fixed costs of operations and high capital requirements; operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees and remote work arrangements; industry competition; external factors affecting our crews such as weather interruptions and inability to obtain land access rights of way; whether we enter into turnkey or dayrate contracts; crew productivity; the availability of capital resources; and disruptions in the global economy, including export controls and financial and economic sanctions imposed on certain industry sectors and parties as a result of the developments in Ukraine and related activities. A discussion of these and other factors, including risks and uncertainties, is set forth in our Annual Report on Form 10-K that was filed with the SEC on March 18, 2022 and any subsequent Quarterly Reports on Form 10-Q filed with the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. We disclaim any intention or obligation to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

During the first quarter of 2022, we operated one large channel count data acquisition crew during the first half and a small channel count crew in the second half of the quarter in the U.S. and a peak of three crews in Canada during the quarter. The Canadian season concluded at the end of the first quarter. We do not have any crews currently working in the lower 48 or Canada.

Visibility beyond the first quarter of 2022 is limited as demand for seismic data acquisition services in North America remains weak. While we are seeing a slight increased interest in future projects, the outlook for the second and third quarters remains challenged as many U.S. Exploration and Production companies maintain their focus on shareholder return of capital initiatives and modest increases in production. Based on currently available information, we do not anticipate operating a crew in the second quarter and expect limited activity in the third quarter of 2022.

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

Results of Operations

Operating Revenues. Operating revenues for the first quarter of 2022 increased 56.3% to $18,359,000 compared to $11,748,000 in the same period of 2021. The increased revenue during the first quarter of 2022 compared to the same period of 2021 was primarily due to increased activity in Canada during the period.

Operating Expenses. Operating expenses for the first quarter of 2022 increased 15.5% to $12,638,000 compared to $10,942,000 in the same period of 2021. The increase in operating expenses during the first quarter of 2022 compared to the same period of 2021 was primarily due to the increased crew utilization during the period of 2022.

General and Administrative Expenses. General and administrative expenses were 30.1% of revenues in the first quarter of 2022, compared to 23.9% of revenues in the same period of 2021. General and administrative expenses increased $2,724,000 or 97.0% to $5,531,000 during the first quarter of 2022 from $2,807,000 during the same period of 2021. The primary factor for the increase in general and administrative expenses during the first quarter of 2022 compared to the same period of 2021 was due to transaction costs of $2,872,000 incurred related to the previously disclosed proposed merger with a subsidiary of Wilks Brothers, LLC during the first quarter of 2022.

Depreciation and Amortization Expense. Depreciation and amortization expense for the first quarter of 2022 totaled $2,634,000 compared to $3,434,000 for the same period of 2021. Depreciation expense decreased in 2022 compared to 2021 as a result of multiple years of reduced capital expenditures. Our depreciation expense is expected to remain similar to that of 2021 for the remainder of 2022 due to the anticipated continuation of maintenance levels of capital expenditures to maintain our existing asset base.

Total operating costs for the first quarter of 2022 were $20,803,000, representing a 21.1% increase from the same period of 2021. The increase in operating costs for the first quarter of 2022 compared to 2021 was primarily due to the factors described above.

Income Taxes. Income tax expense for the first quarter of 2022 was $0 compared to income tax expense of $0 for the same period of 2021. These amounts represent effective tax rates of 0.0% for the first quarter of 2022 and 2021. The Company’s nominal or no effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

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

The reconciliation of our EBITDA to net loss and to net cash used in operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss	$(2,391)	$(5,228)
Depreciation and amortization	2,634	3,434
Interest (income) expense, net	(14)	(64)
Income tax expense (benefit)	—	—
EBITDA	$229	$(1,858)

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(10,660)	$(172)
Changes in working capital and other items	11,423	(1,323)
Non-cash adjustments to net loss	(534)	(363)
EBITDA	$229	$(1,858)

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

Cash Flows. Net cash used in operating activities was $10,660,000 for the three months ended March 31, 2022 compared to net cash used in operating activities of $172,000 for the same period of 2021. This was primarily due to a significant increase in the balance of accounts receivable for the first three months of 2022 compared to the same period of 2021 as well as a reduced net loss over that same period.

Net cash used in investing activities was $18,000 for the three months ended March 31, 2022 compared to net cash provided by investing activities of $94,000 for the same period of 2021. The increase in cash used in investing activities between periods was primarily due to purchases of maintenance capital expenditures during the first three months of 2022 compared to proceeds from asset disposals during the same period of 2021.

Net cash used in financing activities was $303,000 for the three months ended March 31, 2022 and was primarily comprised of principal payments of $328,000 and $9,000 under our notes payable and finance leases, respectively. Net cash provided by financing activities for the three months ended March 31, 2021 was $448,000 and was primarily comprised of proceeds from notes payable of $550,000, offset by principal payments of $89,000 and $13,000 under our notes payable and finance leases, respectively.

Capital Expenditures. The Board of Directors approved an initial 2022 capital budget in the amount of $5,000,000 for capital expenditures, which was limited to necessary maintenance capital requirements and incremental recording channel replacement or increase. For the three months ended March 31, 2022, we have spent $28,000 on capital expenditures. In recent years, we have funded most of our capital expenditures through cash flow from operations, cash reserves, equipment term loans and finance leases. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings.

We continually strive to supply our clients with technologically advanced 3-D seismic data acquisition recording services and data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.

Capital Resources. Historically, we have primarily relied on cash generated from operations, cash reserves and borrowings from commercial banks to fund our working capital requirements and, to some extent, our capital expenditures. We have funded some of our capital expenditures through commercial bank borrowings, finance leases and equipment term loans. From time to time in the past, we have also funded our capital expenditures and other financing needs through public equity offerings. The amount of borrowings available to us under our existing credit facility are determined in part by the amount of our eligible accounts receivable.

Loan Agreement

Dominion Credit Facility. On September 30, 2019, we entered into a Loan and Security Agreement with Dominion Bank. On September 30, 2021, we entered into the Second Modification to the Loan and Security Agreement for the purpose of (a) amending and extending the maturity of our line of credit with Dominion Bank by one year and (b) amending our obligation to maintain a certain tangible net worth. The Loan Agreement provides for a Revolving Credit Facility in an amount up to the lesser of (i) $15,000,000 or (ii) a sum equal to (a) 80% of our eligible accounts receivable plus 100% of the amount on deposit with Dominion Bank in our collateral account, consisting of a restricted IntraFi Network Deposit account of $5,000,000. As of March 31, 2022, we have not borrowed any amounts under the Revolving Credit Facility and have the entire amount available for withdrawal.

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

Dominion Letters of Credit. As of March 31, 2022, Dominion Bank has issued one letter of credit in the amount of $265,000 to support our workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Other Indebtedness

As of March 31, 2022, we have two short-term notes payable to a finance company for various insurance premiums totaling $881,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Condensed Consolidated Balance Sheet as of March 31, 2022 includes finance leases of $36,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$881	$265
Interest rate	4.99%	4.99%

The aggregate maturities of finance leases as of March 31, 2022 are as follows (in thousands):

April 2022 - March 2023	$36
Obligations under finance leases	$36

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

Recently Issued Accounting Pronouncements

None.

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

Concentration of Credit Risk

Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at March 31, 2022. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several smaller clients.

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

We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At March 31, 2022, cash, restricted cash and short term investments totaled $19,660,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 7 – Operating Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a discussion of the Company’s legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our financial condition or results of operations.

ITEM 6. EXHIBITS

Number	Exhibit

2.1†

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

3.1

Amended and Restated Certificate of Formation, as amended February 11, 2015, filed on March 16, 2015 as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, and incorporated herein by reference.

3.2	Bylaws, as amended February 11, 2015, filed on March 16, 2015 as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, and incorporated herein by reference.

3.3

Statement of Resolutions Establishing Series of Shares designated Series A Junior Participating Preferred Stock of Dawson Geophysical Company, filed on April 8, 2021 as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

10.1+

Waiver Acknowledgment, dated January 10, 2022, by and between Dawson Geophysical Company and Stephen C. Jumper, filed on January 10, 2022 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL ( Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 and 2021, (ii) Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101).

*         Filed herewith.

+	Management contract or compensatory plan or arrangement.

†	The Company hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: May 16, 2022	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief Executive Officer

DATE: May 16, 2022	By:	/s/ James K. Brata
James K. Brata
Executive Vice President, Chief Financial Officer, Secretary and Treasurer