Form 10-Q
period 2022-06-30
DAWSON GEOPHYSICAL CO
filed 2022-08-12
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 10, 2022
Common Stock, $0.01 par value	23,812,329 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,654	$25,376
Restricted cash	5,000	5,000
Short-term investments	265	265
Accounts receivable, net	1,781	8,905
Prepaid expenses and other current assets	4,186	3,313
Total current assets	35,886	42,859

Property and equipment	21,301	26,349

Right-of-use assets	4,456	4,435

Intangibles, net	388	395

Total assets	$62,031	$74,038

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,068	$2,580
Accrued liabilities:
Payroll costs and other taxes	632	1,066
Other	1,253	1,338
Deferred revenue	1,472	1,344
Current maturities of notes payable and finance leases	522	302
Current maturities of operating lease liabilities	1,057	961
Total current liabilities	6,004	7,591

Long-term liabilities:
Notes payable and finance leases, net of current maturities	—	8
Operating lease liabilities, net of current maturities	3,869	3,942
Deferred tax liabilities, net	20	20
Total long-term liabilities	3,889	3,970

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
23,812,329 and 23,692,379 shares issued, and 23,812,329 and 23,643,934 shares
outstanding at June 30, 2022 and December 31, 2021, respectively	238	237
Additional paid-in capital	155,669	155,268
Accumulated deficit	(102,087)	(92,018)
Treasury stock, at cost; 0 and 48,445 shares at June 30, 2022 and December 31, 2021, respectively	—	—
Accumulated other comprehensive loss, net	(1,682)	(1,010)
Total stockholders’ equity	52,138	62,477

Total liabilities and stockholders’ equity	$62,031	$74,038

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited and amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenues	$921	$193	$19,280	$11,941

Operating costs:
Operating expenses	4,013	3,330	16,651	14,272
General and administrative	2,415	2,746	7,946	5,553
Depreciation and amortization	2,451	3,400	5,085	6,834
	8,879	9,476	29,682	26,659

Loss from operations	(7,958)	(9,283)	(10,402)	(14,718)

Other income (expense):
Interest income	29	56	54	126
Interest expense	(9)	(6)	(20)	(12)
Other income (expense), net	276	216	315	359

Loss before income tax	(7,662)	(9,017)	(10,053)	(14,245)

Income tax expense	(16)	—	(16)	—

Net loss	(7,678)	(9,017)	(10,069)	(14,245)

Other comprehensive (loss) income:
Net unrealized (loss) income on foreign exchange rate translation, net	(439)	211	(672)	412

Comprehensive loss	$(8,117)	$(8,806)	$(10,741)	$(13,833)

Basic loss per share of common stock	$(0.32)	$(0.38)	$(0.42)	$(0.61)

Diluted loss per share of common stock	$(0.32)	$(0.38)	$(0.42)	$(0.61)

Weighted average equivalent common shares outstanding	23,812,329	23,525,728	23,752,775	23,501,900

Weighted average equivalent common shares outstanding - assuming dilution	23,812,329	23,525,728	23,752,775	23,501,900

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(10,069)	$(14,245)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,085	6,834
Operating lease cost	499	528
Non-cash compensation	368	198
Gain on disposal of assets	(142)	(82)
Remeasurement and other	(18)	121
Change in operating assets and liabilities:
Decrease in accounts receivable	6,696	7,038
Decrease in prepaid expenses and other assets	68	1,927
Decrease in accounts payable	(1,508)	(1,063)
Decrease in accrued liabilities	(491)	(911)
Decrease in operating lease liabilities	(496)	(548)
Increase (decrease) in deferred revenue	128	(1,095)

Net cash provided by (used in) operating activities	120	(1,298)

Cash flows from investing activities:
Capital expenditures, net of non-cash capital expenditures summarized below (if applicable)	(95)	—
Proceeds from disposal of assets	142	335

Net cash provided by investing activities	47	335

Cash flows from financing activities:
Proceeds from notes payable	—	550
Principal payments on notes payable	(713)	(237)
Principal payments on finance leases	(18)	(27)
Tax withholdings related to stock-based compensation awards	(79)	(75)
Sale of treasury stock	113	—

Net cash (used in) provided by financing activities	(697)	211

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(192)	131

Net decrease in cash and cash equivalents and restricted cash	(722)	(621)

Cash and cash equivalents and restricted cash at beginning of period	30,376	45,955

Cash and cash equivalents and restricted cash at end of period	$29,654	$45,334

Supplemental cash flow information:
Cash paid for interest	$20	$11
Cash paid for income taxes	$—	$81
Cash received for income taxes	$7	$—

Non-cash operating, investing and financing activities:
Increase in right-of-use assets and operating lease liabilities	$527	$1
Financed insurance premiums	$944	$—

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and amounts in thousands, except share data)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Accumulated	Comprehensive
	Of Shares	Amount	Capital	Deficit	(Loss) Income	Total
Balance January 1, 2022	23,692,379	$237	$155,268	$(92,018)	$(1,010)	$62,477
Net loss				(2,391)		(2,391)
Unrealized loss on foreign exchange rate translation					(233)	(233)
Issuance of common stock under stock compensation plans	155,000	1	(1)			—
Stock-based compensation expense			279			279
Treasury stock sale			113			113
Shares exchanged for taxes on stock-based compensation	(35,050)		(79)			(79)
Balance March 31, 2022	23,812,329	$238	$155,580	$(94,409)	$(1,243)	$60,166
Net loss				(7,678)		(7,678)
Unrealized loss on foreign exchange rate translation					(439)	(439)
Stock-based compensation expense			89			89
Balance June 30, 2022	23,812,329	$238	$155,669	$(102,087)	$(1,682)	$52,138

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Accumulated	Comprehensive
	Of Shares	Amount	Capital	Deficit	(Loss) Income	Total
Balance January 1, 2021	23,526,517	$235	$154,866	$(62,927)	$(1,200)	$90,974

Net loss				(5,228)		(5,228)
Unrealized income on foreign exchange rate translation					201	201
Stock-based compensation expense			101			101
Balance March 31, 2021	23,526,517	$235	$154,967	$(68,155)	$(999)	$86,048
Net loss				(9,017)		(9,017)
Unrealized income on foreign exchange rate translation					211	211
Issuance of common stock under stock compensation plans	174,000	2	(2)			—
Stock-based compensation expense			67			67
Issuance of common stock as compensation	11,320	—	30			30
Shares exchanged for taxes on stock-based compensation	(31,410)	—	(75)			(75)
Balance June 30, 2021	23,680,427	$237	$154,987	$(77,172)	$(788)	$77,264

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

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements for the three and six months ended June 30, 2022 include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Dawson Seismic Services Holdings, Inc., Eagle Canada, Inc., Eagle Canada Seismic Services ULC and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Allowance for Doubtful Accounts. The Company’s allowance for doubtful accounts reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument and is determined based on a number of factors. Management determines the need for any allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs, its current client base, when customer accounts exceed 90 days past due and specific customer account reviews. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. The Company's allowance for doubtful accounts was $250,000 at June 30, 2022 and December 31, 2021.

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

Recently Issued Accounting Pronouncements

None.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

At June 30, 2022 and December 31, 2021, the Company’s financial instruments included cash and cash equivalents, restricted cash, short-term investments in certificates of deposit, accounts receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating lease liabilities. Due to the short-term maturities of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes payable, finance leases and operating lease liabilities approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes payable and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Revenues
United States	$422	$193	$7,605	$8,977
Canada	499	—	11,675	2,964
Total	$921	$193	$19,280	$11,941

Deferred Costs (in thousands)

Deferred costs were $972 and $1,847 at January 1, 2022 and 2021, respectively. The Company’s prepaid expenses and other current assets at June 30, 2022 and 2021 included deferred costs incurred to fulfill contracts with customers of $382 and $92, respectively.

Deferred costs at June 30, 2022 compared to January 1, 2022 and at June 30, 2021 compared to January 1, 2021 decreased primarily as a result of the completion of several projects during those six month periods that had deferred fulfillment costs at January 1, 2022 and 2021, respectively.

The amount of total deferred costs amortized for the three and six months ended June 30, 2022 was $21 and $1,669, respectively. The amount of total deferred costs amortized for the three and six months ended June 30, 2021 was $85 and $3,907, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue (in thousands)

Deferred revenue was $1,344 and $1,779 at January 1, 2022 and 2021, respectively. The Company’s deferred revenue at June 30, 2022 and 2021 was $1,472 and $684, respectively.

Deferred revenue at June 30, 2022 compared to January 1, 2022 remained fairly consistent. Deferred revenue at June 30, 2021 compared to January 1, 2021 decreased primarily as a result of completing projects for clients with prepayments for third party reimbursables.

Revenue recognized for the three and six months ended June 30, 2022 that was included in the contract liability balance at the beginning of 2022 was $0 and $936, respectively. Revenue recognized for the three and six months ended June 30, 2021 that was included in the contract liability balance at the beginning of 2021 was $0 and $1,779, respectively.

5. DEBT

Dominion Loan Agreement

On September 30, 2019, the Company entered into a Loan and Security Agreement with Dominion Bank, a Texas state bank (“Dominion Bank”). On September 30, 2021, the Company entered into a Second Loan Modification Agreement (the “Second Modification”) to the Loan and Security Agreement (as amended by the Loan Modification Agreement, the “Loan Agreement”) for the purpose of (a) amending and extending the maturity of its line of credit with Dominion Bank by one year and (b) amending the Company's obligation to maintain a certain tangible net worth. The Loan Agreement provides for a revolving credit facility (the “Revolving Credit Facility”) in an amount up to the lesser of (i) $15,000,000 or (ii) a sum equal to (a) 80% of the Company’s eligible accounts receivable plus 100% of the amount on deposit with Dominion Bank in the Company’s collateral account, consisting of a restricted IntraFi Network Deposit account of $5,000,000 (the “Deposit”). As of June 30, 2022, the Company has not borrowed any amounts under the Revolving Credit Facility and has the entire amount available for withdrawal.

Under the Revolving Credit Facility, interest will accrue at an annual rate equal to the lesser of (i) 6.00% and (ii) the greater of (a) the prime rate as published from time to time in The Wall Street Journal or (b) 3.50%. The Company will pay a commitment fee of 0.10% per annum on the difference of (a) $15,000,000 minus the Deposit minus (b) the daily average usage of the Revolving Credit Facility. The Loan Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets. The Company is also obligated to meet certain financial covenants under the Loan Agreement, including maintaining a tangible net worth of not less than $55,000,000 and specified ratios with respect to current assets and liabilities and debt to tangible net worth. The Company received a limited waiver from Dominion Bank with respect to any non-compliance with the tangible net worth covenant for the period ended June 30, 2022.  The Company’s obligations under the Loan Agreement are secured by a security interest in the collateral account (including the Deposit) with Dominion Bank and future accounts receivable and related collateral. The maturity date of the Loan Agreement is September 30, 2022.

The Company does not currently have any notes payable under the Revolving Credit Facility.

Dominion Letters of Credit

As of June 30, 2022, Dominion Bank has issued one letter of credit in the amount of $265,000 to support the Company’s workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Other Indebtedness

As of June 30, 2022, the Company has two short-term notes payable to a finance company for various insurance premiums totaling $496,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Condensed Consolidated Balance Sheet as of June 30, 2022 includes finance leases of $26,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$496	$265
Interest rate	4.99%	4.99%

The aggregate maturities of finance leases as of June 30, 2022 are as follows (in thousands):

July 2022 - June 2023	$26
Obligations under finance leases	$26

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

Maturities of lease liabilities as of June 30, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases
July 2022 - June 2023	$1,280	$26
July 2023 - June 2024	1,298	—
July 2024 - June 2025	1,139	—
July 2025 - June 2026	1,013	—
July 2026 - June 2027	780	—
Thereafter	—	—
Total payments under lease agreements	5,510	26

Less imputed interest	(584)	—

Total lease liabilities	$4,926	$26

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

The computation of basic and diluted loss per share (in thousands, except share and per share data) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(7,678)	$(9,017)	$(10,069)	$(14,245)
Weighted average common shares outstanding
Basic	23,812,329	23,525,728	23,752,775	23,501,900
Dilutive common stock options, restricted stock unit awards and restricted stock awards	—	—	—	—
Diluted	23,812,329	23,525,728	23,752,775	23,501,900
Basic loss per share of common stock	$(0.32)	$(0.38)	$(0.42)	$(0.61)
Diluted loss per share of common stock	$(0.32)	$(0.38)	$(0.42)	$(0.61)

The Company had a net loss for the three and six months ended June 30, 2022 and 2021. As a result, all stock options, restricted stock unit awards and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for those periods.

The following weighted average numbers of stock options, restricted stock unit awards and restricted stock awards have been excluded from the calculation of diluted loss per share of common stock, as their effect would be anti-dilutive for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	—	—	—	—
Restricted stock units	180,000	112,813	251,077	143,237
Restricted stock awards	—	—	—	—
Total	180,000	112,813	251,077	143,237

9. INCOME TAXES

For the three and six months ended June 30, 2022 the Company’s effective tax rate was -0.2%. For the three and six months ended June 30, 2021, the Company's effective tax rate was 0.0%. The Company’s nominal or no effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

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

If the Company had any income tax benefit for the three and six months ended June 30, 2022, it would not include income tax benefits for all of the losses incurred because the Company has recorded valuation allowances against significantly all of its federal, state and foreign deferred tax assets. The Company has recorded valuation allowances against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, a federal valuation allowance and additional state valuation allowances were maintained during the three and six months ended June 30, 2022 and 2021. In addition, due to the Company’s recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowances considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

On January 14, 2022, the Company had an Internal Revenue Code section 382 event that will limit some of our NOL utilization in future periods. The Company is currently working on a 382 limitation estimate. The limitation should not have a material impact on tax expense.

10. RELATED PARTY TRANSACTIONS

As of June 30, 2022, the Company had accounts receivable due from related parties of $274,000. This receivable is due from Breckenridge Geophysical, LLC, which is a wholly owned subsidiary of Wilks Brothers, LLC, the holder of approximately 75% of the Company’s outstanding common stock. This receivable is primarily related to rental of seismic equipment to Breckenridge.

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

During the second quarter of 2022, we did not operate a crew in the U.S. and had limited crew activity in Canada. Traditionally, activity in Canada is seasonal and is limited to projects in the fourth and first quarters. We did generate a small amount of revenue related to rental of equipment. We deployed a small crew in the U.S in early August and expect the crew will be active through the first quarter of 2023 on projects of varying sizes and channel count requirements with the possibility of a second crew being deployed in the late fourth quarter or early first quarter of 2023.

Activity in Canada is expected to increase in the upcoming season compared to last season and we anticipate beginning crew operations in the fourth quarter and potentially build up to three crews operating through the end of the first quarter of 2023. Visibility beyond the first quarter of 2023 is limited.

Exploration and Production (“E&P”) companies continue to maintain their focus on capital discipline, shareholder buybacks and dividend payouts. E&P capital spending levels have increased in 2022 and are anticipated to grow into 2023, primarily related to continued slight increases in rig count, resulting in small increases in overall production and inflationary costs associated with oil service activities. We are actively engaging in conversations with prospective clients for projects beyond the first quarter of 2023 and we are hopeful that the high-priced oil environment will encourage E&P companies to put capital back to work in exploration and development.

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

Results of Operations

Operating Revenues. Operating revenues for the second quarter of 2022 increased 377.2% to $921,000 compared to $193,000 in the same period of 2021. Operating revenues increased 61.5% to $19,280,000 during the first six months of 2022 compared to $11,941,000 in the same period of 2021. The increased revenue during the second quarter and first six months of 2022 compared to the same periods of 2021 was primarily due to slightly increased crew utilization during those periods of 2022.

Operating Expenses. Operating expenses for the second quarter of 2022 increased 20.5% to $4,013,000 compared to $3,330,000 in the same period of 2021. Operating expenses increased 16.7% to $16,651,000 during the first six months of 2022 compared to $14,272,000 in the same period of 2021. The increase in operating expenses during the second quarter and first six months of 2022 compared to the same periods of 2021 was primarily due to the increased crew utilization during those periods of 2022.

General and Administrative Expenses. General and administrative expenses were 262.2% and 41.2% of revenues in the second quarter and first six months of 2022, respectively compared to 1,422.8% and 46.5% of revenues in the same periods of 2021. General and administrative expenses decreased $331,000 or 12.1% to $2,415,000 during the second quarter of 2022 from $2,746,000 during the same period of 2021, and increased $2,393,000 or 43.1% to $7,946,000 during the first six months of 2022 from $5,553,000 during the same period of 2021. The primary factors for the decrease in general and administrative expenses during the second quarter of 2022 compared to the same period of 2021 was due to workforce reductions, salary reductions, and continued cost reduction efforts by management. The primary factor for the increase in general and administrative expenses during the first six months of 2022 compared to the same period of 2021 was due to transaction costs of $2,872,000 incurred related to the previously disclosed proposed merger with a subsidiary of Wilks Brothers, LLC during the first quarter of 2022.

Depreciation and Amortization Expense. Depreciation and amortization expense for the second quarter and first six months of 2022 totaled $2,451,000 and $5,085,000, respectively, compared to $3,400,000 and $6,834,000 for the same periods of 2021. Depreciation expense decreased in 2022 compared to 2021 as a result of multiple years of reduced capital expenditures. Our depreciation expense is expected to remain below that of 2021 for the remainder of 2022 due to the anticipated continuation of maintenance levels of capital expenditures to maintain our existing asset base.

Total operating costs for the second quarter of 2022 were $8,879,000, representing a 6.3% decrease from the same period of 2021. The operating costs for the first six months of 2022 were $29,682,000, representing an 11.3% increase from the same period of 2021. The decrease in operating costs for the second quarter and increase during the first six months of 2022 compared to 2021 was primarily due to the factors described above.

Income Taxes. Income tax expense for the second quarter and first six months of 2022 was $16,000 and $16,000, respectively, compared to income tax expense of $0 and $0 for the same periods of 2021. These amounts represent effective tax rates of -0.2% and -0.2% for the second quarter and first six months of 2022, respectively, compared to 0.0% and 0.0% for the second quarter and first six months of 2021. The Company’s nominal or no effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

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

The reconciliation of our EBITDA to net loss and to net cash provided by (used in) operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(7,678)	$(9,017)	$(10,069)	$(14,245)
Depreciation and amortization	2,451	3,400	5,085	6,834
Interest (income) expense, net	(20)	(50)	(34)	(114)
Income tax expense	16	—	16	—
EBITDA	$(5,231)	$(5,667)	$(5,002)	$(7,525)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net cash provided by (used in) operating activities	$10,780	$(1,126)	$120	$(1,298)
Changes in working capital and other items	(15,678)	(4,178)	(4,255)	(5,501)
Non-cash adjustments to net loss	(333)	(363)	(867)	(726)
EBITDA	$(5,231)	$(5,667)	$(5,002)	$(7,525)

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

Cash Flows. Net cash provided by operating activities was $120,000 for the six months ended June 30, 2022 compared to net cash used in operating activities of $1,298,000 for the same period of 2021. This was primarily due to a larger net loss of $14,245,000 for the first six months of 2021 compared to a net loss of $10,069,000 over the same period of 2022, as well as changes in the balances of our operating assets and liabilities.

Net cash provided by investing activities was $47,000 for the six months ended June 30, 2022 compared to cash provided by investing activities of $335,000 for the same period of 2021. The decrease in cash provided by investing activities between periods of $288,000 was primarily due to capital expenditures of $95,000 offset by proceeds from disposal of assets of $142,000 during the first six months of 2022 compared to proceeds from disposal of assets of $335,000 and no capital expenditures for the same period of 2021.

Net cash used in financing activities was $697,000 for the six months ended June 30, 2022 and was primarily comprised of principal payments of $713,000 and $18,000 under our notes payable and finance leases, respectively. Net cash provided by financing activities for the six months ended June 30, 2021 was $211,000 and was primarily comprised of proceeds from notes payable of $550,000 offset by principal payments of $237,000 and $27,000 under our notes payable and finance leases, respectively.

Capital Expenditures. The Board of Directors approved an initial 2022 capital budget in the amount of $5,000,000 for capital expenditures, which was limited to necessary maintenance capital requirements and incremental recording channel replacement or increase. For the six months ended June 30, 2022, we have spent $95,000 on capital expenditures. In recent years, we have funded most of our capital expenditures through cash flow from operations, cash reserves, equipment term loans and finance leases. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings.

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

Loan Agreement

Dominion Credit Facility. On September 30, 2019, we entered into a Loan and Security Agreement with Dominion Bank. On September 30, 2021, we entered into the Second Modification to the Loan and Security Agreement for the purpose of (a) amending and extending the maturity of our line of credit with Dominion Bank by one year and (b) amending our obligation to maintain a certain tangible net worth. The Loan Agreement provides for a Revolving Credit Facility in an amount up to the lesser of (i) $15,000,000 or (ii) a sum equal to (a) 80% of our eligible accounts receivable plus 100% of the amount on deposit with Dominion Bank in our collateral account, consisting of a restricted IntraFi Network Deposit account of $5,000,000. As of June 30, 2022, we have not borrowed any amounts under the Revolving Credit Facility and have the entire amount available for withdrawal.

Under the Revolving Credit Facility, interest will accrue at an annual rate equal to the lesser of (i) 6.00% and (ii) the greater of (a) the prime rate as published from time to time in The Wall Street Journal or (b) 3.50%. We will pay a commitment fee of 0.10% per annum on the difference of (a) $15,000,000 minus the Deposit minus (b) the daily average usage of the Revolving Credit Facility. The Loan Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets. We are also obligated to meet certain financial covenants under the Loan Agreement, including maintaining a tangible net worth of not less than $55,000,000 and specified ratios with respect to current assets and liabilities and debt to tangible net worth. We received a limited waiver from Dominion Bank with respect to any non-compliance with the tangible net worth covenant for the period ended June 30, 2022. Our obligations under the Loan Agreement are secured by a security interest in the collateral account (including the Deposit) with Dominion Bank and future accounts receivable and related collateral. The maturity date of the Loan Agreement is September 30, 2022.

We do not currently have any notes payable under the Revolving Credit Facility.

Dominion Letters of Credit. As of June 30, 2022, Dominion Bank has issued one letter of credit in the amount of $265,000 to support our workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Other Indebtedness

As of June 30, 2022, we have two short-term notes payable to a finance company for various insurance premiums totaling $496,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Condensed Consolidated Balance Sheet as of June 30, 2022 includes finance leases of $26,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$496	$265
Interest rate	4.99%	4.99%

The aggregate maturities of finance leases as of June 30, 2022 are as follows (in thousands):

July 2022 - June 2023	$26
Obligations under finance leases	$26

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

Concentration of Credit Risk

Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at June 30, 2022. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several smaller clients.

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

We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At June 30, 2022, cash, restricted cash and short term investments totaled $29,919,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2022 and 2021, (ii) Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101).

*         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: August 12, 2022	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief Executive Officer

DATE: August 12, 2022	By:	/s/ James K. Brata
James K. Brata
Executive Vice President, Chief Financial Officer, Secretary and Treasurer