Form 10-Q
period 2022-09-30
DAWSON GEOPHYSICAL CO
filed 2022-11-14
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 10, 2022
Common Stock, $0.01 par value	23,812,329 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,599	$25,376
Restricted cash	5,000	5,000
Short-term investments	265	265
Accounts receivable, net	4,017	8,905
Prepaid expenses and other current assets	6,891	3,313
Total current assets	34,772	42,859

Property and equipment, net	19,101	26,349

Right-of-use assets	4,254	4,435

Intangibles, net	361	395

Total assets	$58,488	$74,038

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,921	$2,580
Accrued liabilities:
Payroll costs and other taxes	368	1,066
Other	1,264	1,338
Deferred revenue	4,378	1,344
Current maturities of notes payable and finance leases	116	302
Current maturities of operating lease liabilities	1,094	961
Total current liabilities	11,141	7,591

Long-term liabilities:
Notes payable and finance leases, net of current maturities	—	8
Operating lease liabilities, net of current maturities	3,614	3,942
Deferred tax liabilities, net	20	20
Total long-term liabilities	3,634	3,970

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
23,812,329 and 23,692,379 shares issued, and 23,812,329 and 23,643,934 shares
outstanding at September 30, 2022 and December 31, 2021, respectively	238	237
Additional paid-in capital	155,413	155,268
Accumulated deficit	(109,690)	(92,018)
Treasury stock, at cost; 0 and 48,445 shares at September 30, 2022 and December 31, 2021, respectively	—	—
Accumulated other comprehensive loss, net	(2,248)	(1,010)
Total stockholders’ equity	43,713	62,477

Total liabilities and stockholders’ equity	$58,488	$74,038

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited and amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues	$3,538	$1,914	$22,818	$13,855

Operating costs:
Operating expenses	6,357	3,975	23,008	18,247
General and administrative	2,556	2,443	10,502	7,996
Depreciation and amortization	2,373	3,249	7,458	10,083
	11,286	9,667	40,968	36,326

Loss from operations	(7,748)	(7,753)	(18,150)	(22,471)

Other income (expense):
Interest income	90	50	144	176
Interest expense	(4)	(4)	(24)	(16)
Other income (expense), net	43	(158)	358	201

Loss before income tax	(7,619)	(7,865)	(17,672)	(22,110)

Income tax benefit	16	—	—	—

Net loss	(7,603)	(7,865)	(17,672)	(22,110)

Other comprehensive (loss) income:
Net unrealized (loss) income on foreign exchange rate translation, net	(566)	(307)	(1,238)	105

Comprehensive loss	$(8,169)	$(8,172)	$(18,910)	$(22,005)

Basic loss per share of common stock	$(0.32)	$(0.33)	$(0.74)	$(0.94)

Diluted loss per share of common stock	$(0.32)	$(0.33)	$(0.74)	$(0.94)

Weighted average equivalent common shares outstanding	23,812,329	23,632,112	23,772,843	23,545,693

Weighted average equivalent common shares outstanding - assuming dilution	23,812,329	23,632,112	23,772,843	23,545,693

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(17,672)	$(22,110)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,458	10,083
Operating lease cost	748	796
Non-cash compensation	413	312
Gain on disposal of assets	(189)	(131)
Remeasurement and other	(19)	20
Change in operating assets and liabilities:
Decrease in accounts receivable	4,428	7,037
(Increase) decrease in prepaid expenses and other assets	(2,643)	2,194
Increase (decrease) in accounts payable	1,366	(365)
Decrease in accrued liabilities	(733)	(696)
Decrease in operating lease liabilities	(760)	(830)
Increase (decrease) in deferred revenue	3,034	(1,683)

Net cash used in operating activities	(4,569)	(5,373)

Cash flows from investing activities:
Capital expenditures, net of non-cash capital expenditures summarized below (if applicable)	(470)	(11)
Proceeds from disposal of assets	189	384

Net cash (used in) provided by investing activities	(281)	373

Cash flows from financing activities:
Proceeds from notes payable	—	550
Principal payments on notes payable	(1,103)	(387)
Principal payments on finance leases	(34)	(46)
Tax withholdings related to stock-based compensation awards	(79)	(75)
Cash settlement of RSUs	(301)	—
Sale of treasury stock	113	—

Net cash (used in) provided by financing activities	(1,404)	42

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(523)	21

Net decrease in cash and cash equivalents and restricted cash	(6,777)	(4,937)

Cash and cash equivalents and restricted cash at beginning of period	30,376	45,955

Cash and cash equivalents and restricted cash at end of period	$23,599	$41,018

Supplemental cash flow information:
Cash paid for interest	$25	$16
Cash paid for income taxes	$—	$81
Cash received for income taxes	$7	$—

Non-cash operating, investing and financing activities:
Increase in accrued purchases of property and equipment	$—	$318
Increase in right-of-use assets and operating lease liabilities	$598	$1
Financed insurance premiums	$944	$—

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and amounts in thousands, except share data)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Accumulated	Comprehensive
	Of Shares	Amount	Capital	Deficit	Loss	Total
Balance January 1, 2022	23,692,379	$237	$155,268	$(92,018)	$(1,010)	$62,477
Net loss				(2,391)		(2,391)
Unrealized loss on foreign exchange rate translation					(233)	(233)
Issuance of common stock under stock compensation plans	155,000	1	(1)			—
Stock-based compensation expense			279			279
Treasury stock sale			113			113
Shares exchanged for taxes on stock-based compensation	(35,050)	—	(79)			(79)
Balance March 31, 2022	23,812,329	$238	$155,580	$(94,409)	$(1,243)	$60,166
Net loss				(7,678)		(7,678)
Unrealized loss on foreign exchange rate translation					(439)	(439)
Stock-based compensation expense			89			89
Balance June 30, 2022	23,812,329	$238	$155,669	$(102,087)	$(1,682)	$52,138
Net loss				(7,603)		(7,603)
Cash settlement of RSUs			(301)			(301)
Unrealized loss on foreign exchange rate translation					(566)	(566)
Stock-based compensation expense			45			45
Balance September 30, 2022	23,812,329	$238	$155,413	$(109,690)	$(2,248)	$43,713

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Accumulated	Comprehensive
	Of Shares	Amount	Capital	Deficit	(Loss) Income	Total
Balance January 1, 2021	23,526,517	$235	$154,866	$(62,927)	$(1,200)	$90,974
Net loss				(5,228)		(5,228)
Unrealized income on foreign exchange rate translation					201	201
Stock-based compensation expense			101			101
Balance March 31, 2021	23,526,517	$235	$154,967	$(68,155)	$(999)	$86,048
Net loss				(9,017)		(9,017)
Unrealized income on foreign exchange rate translation					211	211
Issuance of common stock under stock compensation plans	174,000	2	(2)			—
Stock-based compensation expense			67			67
Issuance of common stock as compensation	11,320	—	30			30
Shares exchanged for taxes on stock-based compensation	(31,410)	—	(75)			(75)
Balance June 30, 2021	23,680,427	$237	$154,987	$(77,172)	$(788)	$77,264
Net loss				(7,865)		(7,865)
Unrealized loss on foreign exchange rate translation					(307)	(307)
Stock-based compensation expense			84			84
Issuance of common stock as compensation	11,952	—	30			30
Balance September 30, 2021	23,692,379	$237	$155,101	$(85,037)	$(1,095)	$69,206

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

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements for the three and nine months ended September 30, 2022 include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Dawson Seismic Services Holdings, Inc., Eagle Canada, Inc., Eagle Canada Seismic Services ULC and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Allowance for Doubtful Accounts. The Company’s allowance for doubtful accounts reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument and is determined based on a number of factors. Management determines the need for any allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs, its current client base, when customer accounts exceed 90 days past due and specific customer account reviews. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. The Company's allowance for doubtful accounts was $250,000 at September 30, 2022 and December 31, 2021.

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

Recently Issued Accounting Pronouncements

None.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

At September 30, 2022 and December 31, 2021, the Company’s financial instruments included cash and cash equivalents, restricted cash, short-term investments in certificates of deposit, accounts receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating lease liabilities. Due to the short-term maturities of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes payable, finance leases and operating lease liabilities approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes payable and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Revenues
United States	$3,462	$1,914	$11,067	$10,891
Canada	76	—	11,751	2,964
Total	$3,538	$1,914	$22,818	$13,855

Deferred Costs (in thousands)

Deferred costs were $972 and $1,847 at January 1, 2022 and 2021, respectively. The Company’s prepaid expenses and other current assets at September 30, 2022 and 2021 included deferred costs incurred to fulfill contracts with customers of $3,636 and $210, respectively.

Deferred costs at September 30, 2022 compared to January 1, 2022 increased primarily as a result of new projects for clients with significant deferred fulfillment costs at September 30, 2022. Deferred costs at September 30, 2021 compared to January 1, 2021 decreased primarily as a result of the completion of several projects during that nine month period that had deferred fulfillment costs at January 1, 2021.

The amount of total deferred costs amortized for the three and nine months ended September 30, 2022 was $992 and $2,661, respectively. The amount of total deferred costs amortized for the three and nine months ended September 30, 2021 was $453 and $4,360, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue (in thousands)

Deferred revenue was $1,344 and $1,779 at January 1, 2022 and 2021, respectively. The Company’s deferred revenue at September 30, 2022 and 2021 was $4,378 and $96, respectively.

Deferred revenue at September 30, 2022 compared to January 1, 2022 increased primarily as a result of client prepayments for third party reimbursables for projects to be completed in the future. Deferred revenue at September 30, 2021 compared to January 1, 2021 decreased primarily as a result of completing projects for clients with prepayments for third party reimbursables.

Revenue recognized for the three and nine months ended September 30, 2022 that was included in the contract liability balance at the beginning of 2022 was $0 and $936, respectively. Revenue recognized for the three and nine months ended September 30, 2021 that was included in the contract liability balance at the beginning of 2021 was $0 and $1,779, respectively.

5. DEBT

Dominion Loan Agreement

On September 30, 2019, the Company entered into a Loan and Security Agreement with Dominion Bank, a Texas state bank (“Dominion Bank”). On September 30, 2022, the Company entered into a Third Loan Modification Agreement (the “Third Modification”) to the Loan and Security Agreement (as amended by (i) that certain Loan Modification Agreement dated as of September 30, 2020, (ii) that certain Second Loan Modification Agreement dated as of September 30, 2021, and (iii) the Third Modification, the “Loan Agreement”) for the purpose of (a) amending and extending the maturity of its line of credit with Dominion Bank by one year and (b) amending the principal amount under the Loan Agreement, (c) amending the interest rate under the Loan Agreement, (d) amending the Company’s obligation to maintain a certain tangible net worth and (e) adding the Company’s obligation to maintain a minimum liquidity amount. The Loan Agreement provides for a secured revolving credit facility (the “Revolving Credit Facility”) in an amount up to the lesser of (i) $10,000,000 or (ii) a sum equal to (a) 80% of the Company’s eligible accounts receivable plus (b) 100% of the amount on deposit with Dominion Bank in the Company’s collateral account, including a restricted IntraFi Network Deposit account of $5,000,000 (the “Deposit”). As of September 30, 2022, the Company has not borrowed any amounts under the Revolving Credit Facility and has approximately $7,700,000 available for withdrawal.

Under the Revolving Credit Facility, interest will accrue at an annual rate equal to the lesser of (i) 7.75% and (ii) the greater of (a) the prime rate as published from time to time in The Wall Street Journal or (b) 4.75%. The Company will pay a commitment fee of 0.10% per annum on the difference of (a) $10,000,000 minus the Deposit minus (b) the daily average usage of the Revolving Credit Facility. The Loan Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets. The Company is also obligated to meet certain financial covenants under the Loan Agreement, including maintaining a tangible net worth of not less than $38,000,000 and, to be tested as of the end of each calendar quarter, unencumbered liquid assets of not less than $5,000,000, and specified ratios with respect to current assets and liabilities and debt to tangible net worth. The Company’s obligations under the Loan Agreement are secured by a security interest in the collateral account (including the Deposit) with Dominion Bank and future accounts receivable and related collateral. The maturity date of the Loan Agreement is September 30, 2023.

The Company does not currently have any notes payable under the Revolving Credit Facility.

Dominion Letters of Credit

As of September 30, 2022, Dominion Bank has issued one letter of credit in the amount of $265,000 to support the Company’s workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Other Indebtedness

As of September 30, 2022, the Company has one short-term note payable to a finance company for various insurance premiums totaling $107,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Condensed Consolidated Balance Sheet as of September 30, 2022 includes finance leases of $9,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$107	$265
Interest rate	4.99%	4.99%

The aggregate maturities of finance leases as of September 30, 2022 are as follows (in thousands):

October 2022 - September 2023	$9
Obligations under finance leases	$9

Interest rate on this lease is 5.37%.

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

Maturities of lease liabilities as of September 30, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases
October 2022 - September 2023	$1,306	$9
October 2023 - September 2024	1,326	—
October 2024 - September 2025	1,061	—
October 2025 - September 2026	1,017	—
October 2026 - September 2027	523	—
Thereafter	—	—
Total payments under lease agreements	5,233	9

Less imputed interest	(525)	—

Total lease liabilities	$4,708	$9

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

The computation of basic and diluted loss per share (in thousands, except share and per share data) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(7,603)	$(7,865)	$(17,672)	$(22,110)
Weighted average common shares outstanding
Basic	23,812,329	23,632,112	23,772,843	23,545,693
Dilutive common stock options, restricted stock unit awards and restricted stock awards	—	—	—	—
Diluted	23,812,329	23,632,112	23,772,843	23,545,693
Basic loss per share of common stock	$(0.32)	$(0.33)	$(0.74)	$(0.94)
Diluted loss per share of common stock	$(0.32)	$(0.33)	$(0.74)	$(0.94)

The Company had a net loss for the three and nine months ended September 30, 2022 and 2021. As a result, all stock options, restricted stock unit awards and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for those periods.

The following weighted average numbers of stock options, restricted stock unit awards and restricted stock awards have been excluded from the calculation of diluted loss per share of common stock, as their effect would be anti-dilutive for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	—	—	—	—
Restricted stock units	90,000	167,500	196,794	151,413
Restricted stock awards	—	—	—	—
Total	90,000	167,500	196,794	151,413

9. INCOME TAXES

For the three and nine months ended September 30, 2022, the Company’s effective tax rate was 0.2% and 0.0%, respectively. For the three and nine months ended September 30, 2021, the Company's effective tax rate was 0.0%. The Company’s nominal or no effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

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

If the Company had any income tax benefit for the three and nine months ended September 30, 2022, it would not include income tax benefits for all of the losses incurred because the Company has recorded valuation allowances against significantly all of its federal, state and foreign deferred tax assets. The Company has recorded valuation allowances against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, a federal valuation allowance and additional state valuation allowances were maintained during the three and nine months ended September 30, 2022 and 2021. In addition, due to the Company’s recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowances considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

On January 14, 2022, the Company had an Internal Revenue Code section 382 event that will limit some of our NOL utilization in future periods. The Company is currently working on a 382 limitation estimate. The limitation should not have a material impact on tax expense.

10. RELATED PARTY TRANSACTIONS

As of September 30, 2022, the Company had accounts receivable due from related parties of $331,000. This receivable is due from Breckenridge Geophysical, LLC, which is a wholly owned subsidiary of Wilks Brothers, LLC, the holder of approximately 75% of the Company’s outstanding common stock. This receivable is primarily related to rental of seismic equipment to Breckenridge.

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

During the third quarter of 2022, we operated one small crew beginning in August for most of the quarter with a second small crew deployed for intermittent periods during the back half of the quarter. The projects completed in the third quarter were small in size and not in close proximity to one another, which had a negative effect on operating efficiencies. We did not operate a crew in Canada in the third quarter.

We expect crew activity levels to increase in both the lower 48 and Canada in the fourth quarter and extending into the first quarter of 2023. Channel count utilization on both crews operating in the lower 48 increased in October. Based on currently available information, we anticipate operating one mid-size channel count crew in November increasing to a large channel count crew later in the quarter with intermittent periods of a second small to mid-size channel count crew in the lower 48. Canadian activity is scheduled to begin earlier than in recent years with up to two crews of varying sizes operating during the back half of the fourth quarter.

Visibility into 2023 has improved. In the lower 48, channel utilization is expected to be at a higher level on one crew with a second smaller crew operating periodically in the first quarter. Currently, expected projects are anticipated to support up to two mid to large channel count crews beginning late first or early second quarter and extending into the third quarter of 2023. We anticipate activity level sufficient to support up to three crews in Canada during the first quarter of 2023, with the Canadian season expected to end around the conclusion of the first quarter.

Historically, the oil and gas industry, when emerging from a downturn, tends to affect exploration and production (“E&P”) companies first, followed by the oilfield service sector, predominantly drilling operators and completion companies, and finally, related services such as the seismic sector. That said, while conditions in the North American seismic market remain challenged, demand for our services and activity levels continues to improve. Such improvement is not driven in broad strokes as seen within E&P companies and others in the oil services sector; rather, demand for our services is currently target specific and difficult to predict. Bid and crew activity outside of the

Permian and Delaware basins are beginning to materialize in predominately natural gas driven basins and, to a lesser extent, in areas of interest for carbon capture projects.

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

Results of Operations

Operating Revenues. Operating revenues for the third quarter of 2022 increased 84.8% to $3,538,000 compared to $1,914,000 in the same period of 2021. Operating revenues increased 64.7% to $22,818,000 during the first nine months of 2022 compared to $13,855,000 in the same period of 2021. The increased revenue during the third quarter and first nine months of 2022 compared to the same periods of 2021 was primarily due to increased crew utilization during those periods of 2022.

Operating Expenses. Operating expenses for the third quarter of 2022 increased 59.9% to $6,357,000 compared to $3,975,000 in the same period of 2021. Operating expenses increased 26.1% to $23,008,000 during the first nine months of 2022 compared to $18,247,000 in the same period of 2021. The increase in operating expenses during the third quarter and first nine months of 2022 compared to the same periods of 2021 was primarily due to the increased crew utilization during those periods of 2022.

General and Administrative Expenses. General and administrative expenses were 72.2% and 46.0% of revenues in the third quarter and first nine months of 2022, respectively compared to 127.6% and 57.7% of revenues in the same periods of 2021. General and administrative expenses increased $113,000 or 4.6% to $2,556,000 during the third quarter of 2022 from $2,443,000 during the same period of 2021, and increased $2,506,000 or 31.3% to $10,502,000 during the first nine months of 2022 from $7,996,000 during the same period of 2021. The primary factors for the minor increase in general and administrative expenses during the third quarter of 2022 compared to the same period of 2021 was due to general cost increases for goods and services. The primary factor for the increase in general and administrative expenses during the first nine months of 2022 compared to the same period of 2021 was due to transaction costs of $2,872,000 incurred related to the previously disclosed proposed merger with a subsidiary of Wilks Brothers, LLC during the first quarter of 2022.

Depreciation and Amortization Expense. Depreciation and amortization expense for the third quarter and first nine months of 2022 totaled $2,373,000 and $7,458,000, respectively, compared to $3,249,000 and $10,083,000 for the same periods of 2021. Depreciation expense decreased in 2022 compared to 2021 as a result of multiple years of reduced capital expenditures. Our depreciation expense is expected to remain below that of 2021 for the remainder of 2022 due to the anticipated continuation of maintenance levels of capital expenditures to maintain our existing asset base.

Total operating costs for the third quarter of 2022 were $11,286,000, representing a 16.7% increase from the same period of 2021. The operating costs for the first nine months of 2022 were $40,968,000, representing an 12.8% increase from the same period of 2021. The increase in operating costs for the third quarter and first nine months of 2022 compared to 2021 was primarily due to the factors described above.

Income Taxes. Income tax benefit for the third quarter and first nine months of 2022 was $16,000 and $0, respectively, compared to income tax benefit of $0 for the same periods of 2021. These amounts represent effective tax rates of 0.2% and 0.0% for the third quarter and first nine months of 2022, respectively, compared to 0.0% for the third quarter and first nine months of 2021. The Company’s nominal or no effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

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

The reconciliation of our EBITDA to net loss and to net cash used in operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(7,603)	$(7,865)	$(17,672)	$(22,110)
Depreciation and amortization	2,373	3,249	7,458	10,083
Interest (income) expense, net	(86)	(46)	(120)	(160)
Income tax benefit	(16)	—	—	—
EBITDA	$(5,332)	$(4,662)	$(10,334)	$(12,187)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net cash used in operating activities	$(4,689)	$(4,075)	$(4,569)	$(5,373)
Changes in working capital and other items	(349)	(205)	(4,604)	(5,706)
Non-cash adjustments to net loss	(294)	(382)	(1,161)	(1,108)
EBITDA	$(5,332)	$(4,662)	$(10,334)	$(12,187)

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

Cash Flows. Net cash used in operating activities was $4,569,000 for the nine months ended September 30, 2022 compared to net cash used in operating activities of $5,373,000 for the same period of 2021. This was primarily due to a larger net loss of $22,110,000 for the first nine months of 2021 compared to a net loss of $17,672,000 over the same period of 2022, as well as changes in the balances of our operating assets and liabilities.

Net cash used in investing activities was $281,000 for the nine months ended September 30, 2022 compared to net cash provided by investing activities of $373,000 for the same period of 2021. The decrease in cash provided by investing activities between periods of $654,000 was primarily due to an increase in capital expenditures to $470,000 for the first nine months of 2022 compared to capital expenditures of $11,000 for the same period of 2021. Capital expenditures were offset by proceeds from disposal of assets of $189,000 during the first nine months of 2022 compared to $384,000 for the same period of 2021.

Net cash used in financing activities was $1,404,000 for the nine months ended September 30, 2022 and was primarily comprised of principal payments of $1,103,000 and $34,000 under our notes payable and finance leases, respectively, and the cash settlement of restricted stock unit awards of $301,000. Net cash provided by financing activities for the nine months ended September 30, 2021 was $42,000 and was primarily comprised of proceeds from notes payable of $550,000 offset by principal payments of $387,000 and $46,000 under our notes payable and finance leases, respectively.

Capital Expenditures. The Board of Directors approved an initial 2022 capital budget in the amount of $5,000,000 for capital expenditures, which was limited to necessary maintenance capital requirements and incremental recording channel replacement or increase. For the nine months ended September 30, 2022, we have spent $470,000 on capital expenditures, primarily for rolling stock and maintenance capital requirements. In recent years, we have funded most of our capital expenditures through cash flow from operations, cash reserves, equipment term loans and finance leases. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings.

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

Loan Agreement

Dominion Credit Facility. On September 30, 2019, we entered into a Loan and Security Agreement with Dominion Bank. On September 30, 2022, we entered into a Third Loan Modification Agreement to the Loan and Security Agreement for the purpose of (a) amending and extending the maturity of our line of credit with Dominion Bank by one year, (b) amending the principal amount under the Loan Agreement, (c) amending the interest rate under the Loan Agreement, (d) amending our obligation to maintain a certain tangible net worth and (e) adding our obligation to maintain a minimum liquidity amount. The Loan Agreement provides for a secured revolving credit facility in an amount up to the lesser of (i) $10,000,000 or (ii) a sum equal to (a) 80% of the Company’s eligible accounts receivable plus (b) 100% of the amount on deposit with Dominion Bank in our collateral account, including a restricted IntraFi Network Deposit account of $5,000,000. As of September 30, 2022, we have not borrowed any amounts under the Revolving Credit Facility and have approximately $7,700,000 available for withdrawal.

Under the Revolving Credit Facility, interest will accrue at an annual rate equal to the lesser of (i) 7.75% and (ii) the greater of (a) the prime rate as published from time to time in The Wall Street Journal or (b) 4.75%. We will pay a commitment fee of 0.10% per annum on the difference of (a) $10,000,000 minus the Deposit minus (b) the daily average usage of the Revolving Credit Facility. The Loan Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets. We are also obligated to meet certain financial covenants under the Loan Agreement, including maintaining a tangible net worth of not less than $38,000,000 and, to be tested as of the end of each calendar quarter, unencumbered liquid assets of not less than $5,000,000, and specified ratios with respect to current assets and liabilities and debt to tangible net worth. Our obligations under the Loan Agreement are secured by a security interest in the collateral account (including the Deposit) with Dominion Bank and future accounts receivable and related collateral. The maturity date of the Loan Agreement is September 30, 2023.

We do not currently have any notes payable under the Revolving Credit Facility.

Dominion Letters of Credit. As of September 30, 2022, Dominion Bank has issued one letter of credit in the amount of $265,000 to support our workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Other Indebtedness

As of September 30, 2022, we have one short-term note payable to a finance company for various insurance premiums totaling $107,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Condensed Consolidated Balance Sheet as of September 30, 2022 includes finance leases of $9,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$107	$265
Interest rate	4.99%	4.99%

The aggregate maturities of finance leases as of September 30, 2022 are as follows (in thousands):

October 2022 - September 2023	$9
Obligations under finance leases	$9

Interest rate on this lease is 5.37%.

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

Concentration of Credit Risk

Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at September 30, 2022. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several smaller clients.

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

We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At September 30, 2022, cash, restricted cash and short term investments totaled $23,864,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

10.1

Third Loan Modification Agreement to Loan and Security Agreement, by and between Dawson Geophysical Company and Dominion Bank, dated September 30, 2022, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 4, 2022 and incorporated herein by reference.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021, (ii) Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101).

*         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: November 14, 2022	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief Executive Officer

DATE: November 14, 2022	By:	/s/ James K. Brata
James K. Brata
Executive Vice President, Chief Financial Officer, Secretary and Treasurer