Form 10-K
period 2022-12-31
DAWSON GEOPHYSICAL CO
filed 2023-03-13
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

As of June 30, 2022, the aggregate market value of Dawson Geophysical Company common stock, par value $0.01 per share, held by non-affiliates (based upon the closing transaction price on Nasdaq) was approximately $8,135,000.

On March 9, 2023, there were 23,812,329 shares of Dawson Geophysical Company common stock, $0.01 par value outstanding.

As used in this report, the terms “we,” “our,” “us,” “Dawson” and the “Company” refer to Dawson Geophysical Company unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

DAWSON GEOPHYSICAL COMPANY

FORM 10-K

For the Year Ended December 31, 2022

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements other than statements of historical fact included in this Form 10-K that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” regarding technological advancements and our financial position, business strategy, and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. These risks include, but are not limited to, the Company’s status as a controlled public company, which exempts the Company from certain corporate governance requirements; the limited market for the Company’s shares, which could result in the delisting of the Company’s shares from Nasdaq and the Company no longer being required to make filings with the SEC; the impact of general economic, industry, market or political conditions; dependence upon energy industry spending; changes in exploration and production spending by our customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of our customers, particularly during extended periods of low prices for crude oil and natural gas; the volatility of oil and natural gas prices; changes in economic conditions; the severity and duration of the COVID-19 pandemic, related economic repercussions and the resulting impact on demand for oil and gas; surplus in the supply of oil and the ability of the Organization of the Petroleum Exporting Countries and its allies, collectively known as OPEC+, to agree on and comply with supply limitations; the duration and magnitude of the unprecedented disruption in the oil and gas industry currently resulting from the impact of the foregoing factors, which is negatively impacting our business; the potential for contract delays; reductions or cancellations of service contracts; limited number of customers; credit risk related to our customers; reduced utilization; high fixed costs of operations and high capital requirements; operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees and remote work arrangements; industry competition; external factors affecting the Company’s crews such as weather interruptions and inability to obtain land access rights of way; whether the Company enters into turnkey or day rate contracts; crew productivity; the availability of capital resources; disruptions in the global economy, including export controls and financial and economic sanctions imposed on certain industry sectors and parties as a result of the developments in Ukraine and related activities, and whether or not a future transaction or other action occurs that causes the Company to be delisted from Nasdaq and no longer be required to make filings with the SEC. The cautionary statements made in this Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Form 10-K. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. The Company disclaims any intention or obligation to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our seismic data acquisition crews supply seismic data primarily to companies engaged in the exploration and development of oil and natural gas on land and in land-to-water transition areas. In recent years, we have provided seismic acquisition services for carbon capture and sequestration projects. Seismic acquisition services of our wholly-owned subsidiary, Eagle Canada Seismic Services ULC (“Eagle Canada”), are also used by the potash mining industry in Canada, and Eagle Canada has particular expertise through its heliportable capabilities. Our clients rely on seismic data to identify areas where subsurface conditions are favorable for the accumulation of existing hydrocarbons, to optimize the development and production of hydrocarbon reservoirs, to better delineate existing oil and natural gas fields, and to augment reservoir management techniques. In addition, seismic data are sometimes utilized in unconventional reservoirs to identify geo-hazards (such as subsurface faults) for drilling purposes, aid in geo-steering of a horizontal well bore and rock property identification for high grading of well locations and hydraulic fracturing. The majority of our current activity is in areas of unconventional reservoirs.

We acquire geophysical data using the latest in 3-D seismic survey techniques. We introduce acoustic energy into the ground by using vibration equipment or dynamite detonation, depending on the surface terrain, area of operation, and subsurface requirements. The reflected energy, or echoes, are received through geophones, converted into a digital signal at a single or multi-channel recording unit, and then transmitted to a central recording vehicle. Subsurface requirements dictate the number of channels necessary to perform our services. We generally use tens of thousands of recording channels in our 3-D seismic surveys with the largest project consisting in excess of 60,000 recording channels and dozens of energy source units. We are capable of deploying multiple crews equipped with this technology on multiple projects simultaneously. Additional recording channels enhance the resolution of the seismic survey through increased imaging analysis and provide improved operational efficiencies for our clients. With our state-of-the-art seismic equipment, including computer technology and multiple channels, we acquire, on an efficient basis, immense volumes of seismic data that, when processed and interpreted, produce precise images of the earth’s subsurface. Our clients then use our seismic data to generate 3-D geologic models that help reduce drilling risks, finding and development costs, and improve recovery rates from existing fields.

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

In recent years, we have provided surface recorded microseismic services utilizing equipment we own. Microseismic monitoring is used by clients who use hydraulic fracturing to extract hydrocarbon deposits to monitor their hydraulic fracturing operations.

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

Currently, the North American seismic data acquisition industry includes a number of primary competitors which includes us, SAExploration Holdings, Inc. (“SAE”), Echo Seismic Ltd. (“ECHO”), Breckenridge Geophysical, LLC. (“Breckenridge”), and Paragon Geophysical Services, Inc. (“Paragon”), along with other smaller companies which generally run one or two small channel count seismic crews and often specialize in specific regions or types of operations.

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

As of December 31, 2022, we operate 112 vibrator energy source units and approximately 285,000 recording channels. The recording channels consist of 111,000 single-channel GSR/GSX boxes, 150,000 channels of GSR Multi-channel boxes and a 24,000 channel INOVA Hawk System. Each crew consists of approximately 40 to 100 technicians with associated vehicles, geophones, a seismic recording system, energy sources, cables, and a variety of other equipment. The GSR/GSX and INOVA Hawk crews utilize a recorder to manage the data acquisition while the individual system captures and holds the data until they are placed in the Data Transfer Module. The data is then transferred to various data storage media, which are delivered to a data processing center selected by the client.

Equipment Acquisition and Capital Expenditures

We monitor and evaluate advances in geophysical technology and commit capital funds to purchase the equipment we deem most effective to maintain our competitive position. Purchasing and updating seismic equipment and technology involves a commitment to capital spending. We also tie our capital expenditures closely to demand for our services. Beginning in 2014, we adopted a maintenance capital expenditures program due to the belief that our equipment base was sufficient to meet current demand; however, our Board of Directors may increase the capital budget in response to strategic opportunities to acquire seismic recording equipment. Our Board of Directors approved a maintenance capital expenditure budget of $5,000,000 for 2022 of which we utilized $1,778,000 during the 12 months ended December 31, 2022. Our Board of Directors has approved an initial maintenance capital expenditure budget of $5,000,000 for 2023.

Clients

Our services are marketed by supervisory and executive personnel who contact clients to determine geophysical needs and respond to client inquiries regarding the availability of crews or processing schedules. These contacts are based principally upon professional relationships developed over a number of years.

Our clients range from major oil and gas companies to small independent oil and gas operators and also providers of multi-client data libraries. The services we provide to our clients vary according to the size and needs of each client. During the twelve months ended December 31, 2022, sales to three clients represented approximately 35% of our revenues. We anticipate that sales to these clients will represent a similar percentage of our overall revenues during 2023. The remaining balance of our revenues were derived from varied clients and none represented 10% or more of our revenues.

We historically have not acquired seismic data for our own account or for future sale, maintained multi-client seismic data libraries, or participated in oil and gas ventures; however Wilks Brothers, LLC, our controlling shareholder, has participated in those activities in the past, and may choose to do so with us in the future. The results of seismic surveys conducted for a client belong to that client. It is also our policy that none of our officers, directors or employees actively participate in oil and natural gas ventures. All of our clients’ information is maintained in the strictest confidence.

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

Competition

The acquisition of seismic data for the oil and natural gas industry is a competitive business. Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although factors other than price, such as crew safety, performance history, and technological and operational expertise, are often determinative. Our primary competition includes SAE, ECHO, Breckenridge, and Paragon. In addition to these previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two small channel count crews. Further, the barriers to entry in the seismic industry are substantial but not prohibitive. The recent increase in channel count and number of energy source units required for larger projects makes it more costly and timely for new seismic companies or those outside of the U.S. to enter the domestic market and compete with us.

Employees

As of December 31, 2022, we employed 226 full-time employees, of which 47 consisted of management, sales, and administrative personnel with the remainder being crew and crew support personnel. Our employees are not represented by a collective bargaining agreement. We believe we have good relations with our employees.

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

Current macroeconomic conditions, including inflationary pressures in the broader U.S. economy, military conflicts between Russia and Ukraine and the COVID-19 pandemic, have had, and are expected to continue to have, an impact on oil and gas commodity prices and, therefore, demand for our services and, depending on the duration and severity, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Oil demand has deteriorated as a result of multiple global events, including inflationary pressures in the broader U.S. economy relating to the continued economic recovery from the COVID-19 pandemic and corresponding preventative measures taken around the world to contain its spread and mitigate its public health effects, and the ongoing military conflict between Russia and Ukraine. Factors which are likely to affect commodity prices in future periods include, but are not limited to, the effect of U.S. energy, monetary and trade policies; U.S. and global economic and political conditions and developments; energy and environmental policies; operating curtailment of the U.S. oil and gas industry; and the severity and duration of the COVID-19 outbreaks, which together have created future uncertainty for the demand and pricing for services, equipment, and raw materials in the petroleum industry.

We are monitoring the military conflict between Russia and Ukraine as well as the related export controls and financial and economic sanctions imposed on certain industry sectors and parties in Russia by the U.S., the U.K., the European Union and others. The broader consequences of the Russian-Ukrainian conflict, which may include further sanctions, embargoes, supply chain disruptions, regional instability and geopolitical shifts, may have adverse effects on global macroeconomic conditions, increase volatility in the price and demand for oil and natural gas, increase exposure to cyberattacks, cause disruptions in global supply chains, increase foreign currency fluctuations, cause constraints or disruption in the capital markets and limit sources of liquidity. We cannot predict the extent of the conflict’s effect on our business and results of operations as well as on the global economy and energy markets.

We face various risks related to the COVID-19 pandemic and any future health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial condition, results of operations and cash flows.

Our business and financial results may be negatively impacted by health epidemics, pandemics and similar outbreaks. The COVID-19 pandemic and the measures and mandates to try to contain its spread and mitigate its public health effects, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, have impacted our workforce and operations, the operations of our customers, and those of our vendors and suppliers. The COVID-19 pandemic continues to evolve, and the extent to which the pandemic may impact our business, financial condition, results of operations and cash flows will depend highly on future developments, which are very uncertain and cannot be predicted.. And any future health epidemics, pandemics or similar outbreaks could also have a material adverse effect on our business, financial condition, results of operations or cash flows.

We derive substantially all of our revenues from providers of multi-client data libraries and companies in the oil and natural gas exploration and development industry. The oil and natural gas industry is a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and natural gas prices.

Demand for our services depends upon the level of expenditures by oil and natural gas companies for exploration, production, development and field management activities, which depend primarily on oil and natural gas prices, as well as capital allocation by our clients. Significant fluctuations in domestic oil and natural gas exploration activities and commodity prices have affected, and will continue to affect, demand for our services and our results of operations. We could be adversely impacted if the level of such exploration activities and the prices for oil and natural gas were to significantly decline in the future. In addition to the market prices of oil and natural gas, the willingness of our clients to explore, develop and produce depends largely upon prevailing industry conditions that are influenced by numerous factors over which our management has no control, including general economic conditions and the availability of credit. Any prolonged reduction in the overall level of exploration and development activities, whether resulting from changes in oil and natural gas prices or otherwise, could adversely impact us in many ways by negatively affecting:

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

Worldwide political, economic, and military events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. Depending on the market prices of oil and natural gas, oil and natural gas exploration and development companies may cancel or curtail their capital expenditure and drilling programs, thereby reducing demand for our services, or may become unable to pay, or have to delay payment of, amounts owed to us for our services. Oil and natural gas prices have been highly volatile historically and, we believe, will continue to be so in the future. Many factors beyond our control affect oil and natural gas prices, including:

●	the cost of exploring for, producing, and delivering oil and natural gas;
●	the discovery rate of new oil and natural gas reserves;
●	the rate of decline of existing and new oil and natural gas reserves;
●	available pipeline and other oil and natural gas transportation capacity;
●	the ability of oil and natural gas companies to raise capital and debt financing;
●	actions by OPEC+;

●	political instability in the Middle East and other major oil and natural gas producing regions;
●	economic conditions in the U.S. and elsewhere;
●	domestic and foreign tax policy;
●	domestic and foreign energy policy including increased emphasis on alternative sources of energy;
●	increased attention to environmental, social and governance matters, including climate change;
●	weather conditions in the U.S., Canada and elsewhere;
●	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;
●	the price of foreign imports of oil and natural gas; and
●	the overall supply and demand for oil and natural gas.

We are a "controlled company", controlled by Wilks, and as a result, are exempt from certain corporate governance requirements that are designed to provide protection to stockholders of companies that are not controlled companies.

As of March 9,2023, Wilks Brothers, LLC (“Wilks”) and its affiliates control approximately 74.46% of our combined voting power and is able to elect all of the Company’s board of directors. As a result, we are considered a “controlled company” for the purposes of the Nasdaq listing requirements. As a “controlled company,” we are permitted to, and we may, opt out of the Nasdaq listing requirements that would require (i) a majority of the members of our board of directors to be independent, (ii) that we establish a compensation committee and a nominating and governance committee, each comprised entirely of independent directors, or (iii) an annual performance evaluation of the nominating and governance and compensation committees. The Nasdaq listing requirements are intended to ensure that directors who meet the independence standards are free of any conflicting interest that could influence their actions as directors. Our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the applicable Nasdaq listing requirements. It is also possible that the interests of Wilks may in some circumstances conflict with our interests and the interests of the holders of our common stock.

A limited number of clients operating in a single industry account for a significant portion of our revenues, and the loss of one of these clients could adversely affect our results of operations.

We derive a significant amount of our revenues from a relatively small number of oil and gas exploration and development companies and providers of multi-client data libraries. During the twelve months ended December 31, 2022, our three largest clients accounted for approximately 35% of our revenues. If these clients, or any of our other significant clients, were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, experience financial difficulties or for any other reason, our results of operations could be adversely affected.

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

Our revenues, operating results and cash flows may fluctuate from period to period. These fluctuations are attributable to the level of new business in a particular period, the timing of the initiation, progress or cancellation of significant projects, higher revenues and expenses on our dynamite contracts, and costs we incur to train new crews we may add in the future to meet increased client demand. Fluctuations in our operating results may also be affected by other factors that are outside of our control such as permit delays, weather delays and crew productivity. Oil and natural gas prices have continued to be volatile and have resulted in significant demand fluctuations for our services. There can be no assurance of future oil and gas price levels or stability. Our operations in Canada are also seasonal as a result of the thawing season, and we have historically experienced limited Canadian activity during the second and third quarters of each year. The demand for our services would be adversely affected by a significant reduction in oil and natural gas prices and by climate change legislation or material changes to U.S. energy policy. Because our business has high fixed costs, the negative effect of one or more of these factors could trigger wide variations in our operating revenues, cash flows, EBITDA, margin, and profitability from quarter-to-quarter, rendering quarter-to-quarter comparisons unreliable as an indicator of performance. Due to the factors discussed above, you should not expect sequential growth in our quarterly revenues and profitability.

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

We incur losses.

We incurred net losses of $20,451,000 for the twelve months ended December 31, 2022 and $29,091,000 for the twelve months ended December 31, 2021.

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

We face competition in our business, which could result in downward pricing pressure and the loss of market share.

The seismic data acquisition services industry is a competitive business in the continental U.S. and Canada. Additionally, the seismic data acquisition business is extremely price competitive and has a history of periods in which seismic contractors bid jobs below cost and, therefore, adversely affected industry pricing. Many contracts are awarded on a bid basis, which may further increase competition based primarily on price. Further, the barriers to entry in the seismic industry are substantial but not prohibitive. The recent increase in channel count and number of energy source units required for larger projects makes it more costly and timely for new seismic companies or those outside of the U.S. to enter the domestic market and compete with us.

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

Our stock price is subject to volatility. Overall market conditions, including a decline in oil and natural gas prices and other risks and uncertainties described in this “Risk Factors” section and in our other filings with the SEC, could cause the market price of our common stock to fall. Our high and low sales prices of our common stock for the twelve months ended December 31, 2022 were $2.69 and $1.08, respectively. Further, the high and low sales prices of our common stock for the twelve months ended December 31, 2021 were $4.47 and $1.83, respectively.

Our common stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “DWSN.” However, daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities. In addition, as of March 9, 2023, Wilks and its affiliates own approximately 74.46% of our common stock so the public market for our common stock is more limited, which can lead to increased volatility and low trading volumes. For example, during 2022 our daily trading volume was as low as 0 shares. It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.

Our common stock traded below $5.00 per share for the past year, and when it trades below $5.00 per share it may be considered a low-priced stock and may be subject to regulations that limit or restrict the potential market for the stock.

Our common stock may be considered a low-priced stock pursuant to rules promulgated under the Exchange Act, if it continues to trade below a price of $5.00 per share. Under these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stock, the broker-dealer’s duties, the client’s rights and remedies, and certain market and other information, and make a suitability determination approving the client for low-priced stock transactions based on the client’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing and provide monthly account statements to the client, and obtain specific written consent of the client. With these restrictions, the likely effect of designation as a low-price stock would be to decrease the willingness of broker-dealers to make a market for our common stock, to decrease the liquidity of the stock, and to increase the transaction costs of sales and purchases of such stocks compared to other securities. Our common stock traded below a price of $5.00 per share for the duration of 2022 and we cannot guarantee that our common stock will trade at a price greater than $5.00 per share.

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

Our operations are subject to a variety of federal, state, provincial and local laws and regulations, including laws and regulations relating to the protection of the environment and archeological sites and those that may result from climate change legislation or executive orders that could negatively impact the exploration and production of oil and gas. Canadian operations have been historically cyclical due to governmental restrictions on seismic acquisition during certain periods. As a result, there is a risk that there will be a significant amount of unused equipment during those periods. We are required to expend financial and managerial resources to comply with such laws and related permit requirements in our operations, and we anticipate that we will continue to be required to do so in the future. Although such expenditures historically have not been material to us, the fact that such laws or regulations change frequently makes it impossible for us to predict the cost or impact of such laws and regulations on our future operations. The adoption of laws and regulations that have the effect of reducing or curtailing exploration and development activities by energy companies could also adversely affect our operations by reducing the demand for our services.

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

The U.S. Environmental Protection Agency (the “EPA”) has promulgated a series of regulations that require monitoring and reporting of GHG emissions on an annual basis from certain sources, including some in the oil and gas industry. While these rules do not control GHG emission levels from any facilities, they can cause covered facilities to incur monitoring and reporting costs. Moreover, lawsuits have been filed seeking to require individual companies to reduce GHG emissions from their operations. These and other lawsuits relating to GHG emissions may result in decisions by state and federal courts and agencies that could impact our operations.

In addition, the U.S. was actively involved in the United Nations Conference on Climate Change in Paris, which led to the creation of the Paris Agreement. In April 2016, the U.S. signed the Paris Agreement, which requires countries to review and “represent a progression” in their nationally determined contributions, which set emissions reduction goals, every five years. In November 2020, the U.S. officially withdrew from the Paris Agreement. However, on January 20, 2021, President Biden signed an “Acceptance on Behalf of the United States of America” that will allow the U.S. to rejoin the Paris Agreement. The acceptance, deposited with the United Nations on January 20, reverses the prior withdrawal. The U.S. officially rejoined the Paris Agreement on February 19, 2021. The Paris Agreement requires countries to review and “represent a progression” in their nationally determined contributions, which set emissions reduction goals, every five years beginning in 2020. As part of rejoining the Paris Agreement, President Biden announced that the U.S. would commit to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. In addition, shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change. For example, the Executive Order on “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” sought to adopt new regulations and policies to address climate change and suspend, revise, or rescind, prior agency actions that were identified as conflicting with the Biden Administration’s climate policies. The United States Environmental Protection Agency has proposed strict new methane emission regulations for certain oil and gas facilities and the Inflation Reduction Act of 2022 establishes a charge on methane emissions above certain limits from the same facilities. Additional legislation or regulation by states and regions, the EPA, and/or any international agreements to which the U.S. may become a party that control or limit GHG emissions or otherwise seek to address climate change could adversely affect our operations.

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

Three Months Ended	High	Low
March 31, 2021	$4.47	$2.07
June 30, 2021	$2.80	$2.19
September 30, 2021	$3.00	$1.83
December 31, 2021	$2.50	$1.97
March 31, 2022	$2.61	$2.25
June 30, 2022	$2.69	$1.29
September 30, 2022	$2.18	$1.08
December 31, 2022	$2.28	$1.54

As of March 9, 2023, the market price for our common stock was $1.51 per share, and we had 68 common stockholders of record, as reported by our transfer agent.

No dividends were paid in 2022 or 2021. While there are currently no restrictions prohibiting us from paying dividends to our shareholders, our Board of Directors, after consideration of economic and market conditions affecting the energy industry in general, and the oilfield services business in particular, determined that we would not pay a dividend in respect of our common stock for the foreseeable future. Payment of any dividends in the future will be at the discretion of our board and will depend on our financial condition, results of operations, capital and legal requirements, and other factors deemed relevant by the board.

The following table summarizes certain information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2022. See information and definitions regarding material features of the plans in “Note 8, Stock-Based Compensation” to the Consolidated Financial Statements incorporated by reference herein.

Equity Compensation Plan Information

Number of
	Securities to be		Number of Securities
	Issued Upon		Remaining Available
	Exercise or	Weighted Average	for Future Issuance
	Vesting of	Exercise Price	Under the Equity
	Outstanding	of Outstanding	Compensation Plan
	Options,	Options,	(Excluding Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights	Rights	Column (a))
(a)
2016 Plan
Equity compensation plan approved by security holders	—	$—	1,264,487
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,264,487

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

We began the fourth quarter with three small to mid-sized channel count crews operating in the lower 48 in October and dropped to one mid-size crew intermittently in November and a large channel count crew in late December. Project timing was, and continues to be, impacted by delays in securing necessary land access agreements on behalf of our clients. Activity in Canada began earlier than in recent seasons with up to three small channel count crews operating in the back half of the fourth quarter and continuing to operate today.

For the full year, we experienced low utilization rates, particularly during the second and third quarters of 2022 as demand for seismic services remained at historically low levels in North America. Bid activity and client discussions improved in the third and fourth quarter and activity levels improved in the fourth quarter. Visibility continues to improve into 2023 as does project timing related to land access agreements and project readiness.

First quarter 2023 activity in the lower 48 began with a large channel count crew operating on a project that began late in the fourth quarter of 2022. After completion of that project in January, the operation of a mid-size channel count crew began in February. We are currently operating two mid-sized crews, one of which began operations in early March. Based on currently available information and discussion with our clients, we believe we will continue operation of two mid-sized crews into the third quarter of 2023. Client discussions continued to increase early in 2023 and we believe demand for our services is sufficient to maintain one to two mid-sized crews well into the second half of 2023. In Canada, we are currently operating four crews of increased capacity from the fourth quarter of 2022 and anticipate operating all four crews through the remainder of the Canadian season which typically ends in late March or early April.

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

The majority of our revenues were derived from turnkey contracts for the years ending December 31, 2022 and 2021. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risks related to weather and crew downtime. We expect the majority of our contracts to be turnkey as we continue our operations in the mid-continent, western and southwestern regions of the U.S. in which turnkey contracts are more common.

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

Results of Operations

Year Ended December 31, 2022 versus Year Ended December 31, 2021

Operating Revenues. Operating revenues for the year ended December 31, 2022 were $37,480,000 compared to $24,695,000 for the same period of 2021. The increase in revenues for the year ended December 31, 2022 compared to the same period of 2021 was primarily a result of increased demand for our services.

Operating Expenses. Operating expenses for the year ended December 31, 2022 increased to $37,910,000 compared to $29,016,000 for the same period of 2021. The increase in operating expenses was mainly due to an overall increase in crew production and utilization.

General and Administrative Expenses. General and administrative expenses were 36.8% of revenues in the year ended December 31, 2022 compared to 48.8% of revenues in the same period of 2021 primarily due to the increase in operating revenues discussed above. General and administrative expenses increased to $13,785,000 during the year ended December 31, 2022 from $12,046,000 during the same period of 2021. The primary factors for the increase in general and administrative expenses are related to increases in professional fees and accounting charges in 2022. We anticipate general and administrative charges for 2023 to be similar to those in 2022.

Depreciation Expense. Depreciation for the year ended December 31, 2022 was $9,795,000 compared to $12,863,000 for the same period of 2021. The decrease in depreciation expense is a result of limiting capital expenditures to necessary maintenance capital requirements in recent years. Our depreciation expense is expected to remain flat or decline slightly during 2023 primarily due to limited capital expenditures to maintain our existing asset base.

Our total operating costs for the year ended December 31, 2022 were $61,490,000, representing a 14.0% increase from the corresponding period of 2021. This change was primarily due to the factors described above.

Other Income (Expense). Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) and its subsequent amendments, we were eligible and, in April 2022, we applied for a refundable employee retention credit subject to program conditions and requirements. We recognize these credits as a gain when all uncertainties have been met and the amounts are realizable in accordance with similar gain contingencies. We recognized $2,966,000 as a gain in other income and $69,000 as interest income on the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2022 and recognized $3,035,000 as an employee retention credit receivable in the Consolidated Balance Sheet as of December 31, 2022. Payments were received in January 2023. No additional credits are expected to be received.

Income Taxes. Income tax expense was $107,000 for the year ended December 31, 2022 compared to income tax benefit of $26,000 for the same period of 2021. The effective tax expense/benefit rates for the years ended December 31, 2022 and 2021 were approximately -0.5% and 0.1%, respectively. Our effective tax rate decreased compared to the corresponding period from the prior year primarily due to a change in the valuation allowance on a portion of the NOL’s due to an Internal Revenue Code section 382 limitation. Our effective tax rates differ from the statutory federal rate of 21% for certain items such as state and local taxes, valuation allowances, and non-deductible expenses.

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

The reconciliation of our EBITDA to our net loss and net cash used in operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Year Ended December 31,
	2022	2021
Net loss	$(20,451)	$(29,091)
Depreciation and amortization	9,795	12,863
Interest (income) expense, net	(285)	(199)
Income tax expense (benefit)	107	(26)
EBITDA	$(10,834)	$(16,453)

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(8,961)	$(16,050)
Changes in working capital and other items	(462)	1,142
Non-cash adjustments to net loss	(1,411)	(1,545)
EBITDA	$(10,834)	$(16,453)

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

Cash Flows. The following table shows our sources and uses of cash (in thousands) for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Net cash (used in) provided by
Operating activities	$(8,961)	$(16,050)
Investing activities	(669)	264
Financing activities	(1,567)	95
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(265)	112
Net change in cash and cash equivalents and restricted cash	$(11,462)	$(15,579)

Year Ended December 31, 2022 versus Year Ended December 31, 2021

Net cash used in operating activities was $8,961,000 for the year ended December 31, 2022 and $16,050,000 for the same period of 2021. The decrease in cash used in operating activities was primarily due to a decreased net loss combined with an increase in our operating level of deferred revenue offset by increases in contract assets and other prepaid expenses as of December 31, 2022. The gain from employee retention credit is offset by the increase in employee retention credit receivable.

Net cash used in investing activities was $669,000 for the year ended December 31, 2022 and includes cash capital expenditures of $894,000 offset by $225,000 in proceeds from the disposal of assets. Net cash provided by investing activities was $264,000 for the year ended December 31, 2021 and includes $318,000 of proceeds from maturities of short-term investments that were not reinvested and $451,000 in proceeds from the disposal of assets offset by cash capital expenditures of $505,000.

Net cash used in financing activities was $1,567,000 for the year ended December 31, 2022 and includes principal payments of $1,253,000 on our notes and $47,000 on our finance leases and outflows of $301,000 associated with cash settlement of restricted stock units and $79,000 associated with taxes related to stock compensation awards vesting offset by $113,000 received for sale of treasury stock. Net cash provided by financing activities was $95,000 for the year ended December 31, 2021 and includes $787,000 of proceeds from notes payable offset by principal payments of $562,000 on our notes and $55,000 on our finance leases and outflows of $75,000 associated with taxes related to stock compensation awards vesting.

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

Dominion Credit Facility. On September 30, 2019, we entered into a Loan and Security Agreement with Dominion Bank, a Texas state bank (“Dominion Bank”). On September 30, 2022, we entered into a Third Loan Modification Agreement (the “Third Modification”) to the Loan and Security Agreement (as amended by (i) that certain Loan Modification Agreement dated as of September 30, 2020, (ii) that certain Second Loan Modification Agreement dated as of September 30, 2021, and (iii) the Third Modification, the “Loan Agreement”) for the purpose of (a) amending and extending the maturity of our line of credit with Dominion Bank by one year and (b) amending the principal amount under the Loan Agreement, (c) amending the interest rate under the Loan Agreement, (d) amending our obligation to maintain a certain tangible net worth and (e) adding our obligation to maintain a minimum liquidity amount. The Loan Agreement provides for a secured revolving credit facility (the “Revolving Credit Facility”) in an amount up to the lesser of (i) $10,000,000 or (ii) a sum equal to (a) 80% of our eligible accounts receivable plus (b) 100% of the amount on deposit with Dominion Bank in our collateral account, including a restricted IntraFi Network Deposit account of $5,000,000 (the “Deposit”). As of December 31, 2022, we have not borrowed any amounts under the Revolving Credit Facility and have approximately $9,017,000 available for withdrawal.

Under the Revolving Credit Facility, interest will accrue at an annual rate equal to the lesser of (i) 7.75% and (ii) the greater of (a) the prime rate as published from time to time in The Wall Street Journal or (b) 4.75%. We will pay a commitment fee of 0.10% per annum on the difference of (a) $10,000,000 minus the Deposit minus (b) the daily average usage of the Revolving Credit Facility. The Loan Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets. We are also obligated to meet certain financial covenants under the Loan Agreement, including maintaining a tangible net worth of not less than $38,000,000 and, to be tested as of the end of each calendar quarter, unencumbered liquid assets of not less than $5,000,000, and specified ratios with respect to current assets and liabilities and debt to tangible net worth. We received a limited waiver from Dominion Bank with respect to any non-compliance with the tangible net worth covenant for the period ended December 31, 2022. Our obligations under the Loan Agreement are secured by a security interest in the collateral account (including the Deposit) with Dominion Bank and future accounts receivable and related collateral. The maturity date of the Loan Agreement is September 30, 2023.

We do not currently have any notes payable under the Revolving Credit Facility.

Dominion Letters of Credit. As of December 31, 2022, Dominion Bank has issued one letter of credit in the amount of $265,000 to support our workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Other Indebtedness. As of December 31, 2022, we have one note payable to a finance company for various insurance premiums totaling $205,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Consolidated Balance Sheet as of December 31, 2022 includes finance leases of $277,000.

Contractual Obligations. We believe that our capital resources, including our short-term investments, cash flow from operations, and funds available under our Revolving Credit Facility, will be adequate to meet our current operational needs. We believe that we will be able to finance our 2023 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our Revolving Credit Facility. However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic climate adversely affects the ability of our customers, and/or potential customers, to promptly pay amounts owing to us under their service contracts with us.

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements.

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

Allowance for Doubtful Accounts. Our allowance for doubtful accounts reflects our current estimate of credit losses expected to be incurred over the life of the financial instrument and is determined based on a number of factors. We prepare our allowance for doubtful accounts receivable based on our review of past-due accounts, our past experience of historical write-offs, our current client base, when customer accounts exceed 90 days past due and specific customer account reviews. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of our clients. With the adoption of ASU 2016-13 in 2020, we made an accounting policy election to write off accrued interest amounts by reversing interest income. Our allowance for doubtful accounts was $250,000 at December 31, 2022 and 2021.

Impairment of Long-Lived Assets. We review long-lived assets for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets, and the fair value of the assets is below the carrying value of the assets. Our forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on our anticipated future results while considering anticipated future oil and gas prices, which is fundamental in assessing demand for our services. If the carrying amounts of the assets exceed the estimated expected undiscounted future cash flows, we measure the amount of possible impairment by comparing the carrying amount of the asset to its fair value. No impairment charges were recognized for the years ended December 31, 2022 and 2021.

Leases. We lease certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. We evaluate each lease to determine its appropriate classification as an operating lease or a finance lease for financial reporting purposes. We are the lessee in a lease contract when we obtain the right to control the asset. The majority of our operating leases are non-cancelable operating leases for office, shop and warehouse space in Midland, Plano, Houston, Oklahoma City and Calgary, Alberta.

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

Revenue Recognition. Our services are provided under cancelable service contracts which usually have an original expected duration of one year or less. These contracts are either turnkey or term agreements. Under both types of agreements, we recognize revenue as the services are performed. Revenue is generally recognized based on square miles of data recorded compared to total square miles anticipated to be recorded on the survey using the total estimated revenue for the service contract. In the case of a cancelled service contract, the client is billed and revenue is recognized for any third party charges and square miles of data recorded up to the date of cancellation.

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

Estimates for total revenue and total fulfillment cost on any service contract are based on certain qualitative and quantitative judgments supported by underlying facts. Management considers a variety of factors such as whether various components of the performance obligation will be performed internally or externally, cost of third party services, and facts and circumstances unique to the performance obligation in making these estimates.

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

Income Taxes. We account for income taxes by recognizing amounts of taxes payable or refundable for the current year, and by using an asset and liability approach in recognizing the amount of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. We determine deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates of deferred tax assets and liabilities is recognized in income in the year of an enacted rate change. The deferred tax asset is reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Our methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining our annual effective tax rate and the valuation of deferred tax assets, which can create a variance between actual results and estimates and could have a material impact on our provision or benefit for income taxes. Due to recent operating losses and valuation allowances, we may recognize reduced or no tax benefits on future losses on the Consolidated Statements of Operations and Comprehensive Loss. Our effective tax rates differ from the statutory federal rate of 21% for certain items such as state and local taxes, valuation allowances, and non-deductible expenses.

Recently Issued Accounting Pronouncements

None.

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

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at December 31, 2022. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several smaller clients.

We generally provide services to certain key clients that account for a significant percentage of our accounts receivable at any given time. Our key clients vary over time. We extend credit to various companies in the oil and natural gas industry, including our key clients, for the acquisition of seismic data, which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in the economic or other conditions of our key clients and may accordingly impact our overall credit risk. If any of these significant clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, or for any other reason, our results of operations could be affected. Because of the nature of our contracts and clients’ projects, our largest clients can change from year to year, and the largest clients in any year may not be indicative of the largest clients in any subsequent year. During the twelve months ended December 31, 2022, our three largest clients accounted for approximately 35% of revenue. The remaining balance of our revenue derived from varied clients and none represented more than 10% of revenue.

Interest Rate Risk. From time to time, we are exposed to the impact of interest rate changes on the outstanding indebtedness under our Loan Agreement.

We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At December 31, 2022, cash, restricted cash and short term investments totaled $19,179,000.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer, and our Executive Vice President, Chief Financial Officer, Secretary, and Treasurer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Executive Vice President, Chief Financial Officer, Secretary, and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our President and Chief Executive Officer, and Executive Vice President, Chief Financial Officer, Secretary, and Treasurer, we evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2022 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, we have concluded that, as of December 31, 2022, our internal control over financial reporting was effective. Our internal control over financial reporting as of December 31, 2022 has not been audited by RSM US LLP, the independent registered public accounting firm who audited our financial statements as this audit is not required because the company qualifies for smaller reporting company filing status.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

10.36

Third Loan Modification Agreement to Loan and Security Agreement, by and between the Registrant and Dominion Bank, dated September 30, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 4, 2022, and incorporated herein by reference.

+10.37

Letter Agreement, dated November 11, 2022, by and between C. Ray Tobias and the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 16, 2022, and incorporated herein by reference.

+10.38

Letter Agreement, dated November 11, 2022, by and between James K. Brata and the Company, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 16, 2022, and incorporated herein by reference.

+10.39

Letter Agreement, dated February 14, 2023, by and between Stephen C. Jumper and the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 21, 2023, and incorporated herein by reference.

*21.1	Subsidiaries of the Registrant.

EXHIBIT NO.	DESCRIPTION

*23.1	Consent of RSM US LLP, independent registered public accounting firm to incorporation of report by reference.

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*           Filed herewith.

+          Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 13th day of March, 2023.

DAWSON GEOPHYSICAL COMPANY

By:	/s/ Stephen jumper
Stephen Jumper

President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Wilks Matthew Wilks	Chairman of the Board of Directors	03-13-23

/s/ Bruce Bradley Bruce Bradley	Director	03-13-23

/s/ Albert Conly Albert Conly	Director	03-13-23

/s/ Jose Carlos Fernandes Jose Carlos Fernandes	Director	03-13-23

/s/ Sergei Krylov Sergei Krylov	Director	03-13-23

/s/ Stephen Jumper Stephen Jumper	President and Chief Executive Officer (principal executive officer)	03-13-23

/s/ James Brata James Brata	Executive Vice President, Chief Financial Officer, Secretary, and Treasurer (principal financial and accounting officer)	03-13-23

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Dawson Geophysical Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dawson Geophysical Company and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 13, 2023

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$13,914	$25,376
Restricted cash	5,000	5,000
Short-term investments	265	265
Accounts receivable, net of allowance for doubtful accounts of $250
at December 31, 2022 and 2021	6,945	8,905
Employee retention credit receivable	3,035	—
Prepaid expenses and other current assets	8,876	3,313
Total current assets	38,035	42,859

Property and equipment	244,830	253,066
Less accumulated depreciation	(226,703)	(226,717)
Property and equipment, net	18,127	26,349

Right-of-use assets	4,010	4,435

Intangibles, net	369	395

Total assets	$60,541	$74,038

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,015	$2,580
Accrued liabilities:
Payroll costs and other taxes	1,973	1,066
Other	1,178	1,338
Deferred revenue	7,199	1,344
Current maturities of notes payable and finance leases	275	302
Current maturities of operating lease liabilities	1,118	961
Total current liabilities	15,758	7,591

Long-term liabilities:
Notes payable and finance leases, net of current maturities	207	8
Operating lease liabilities, net of current maturities	3,331	3,942
Deferred tax liabilities, net	136	20
Total long-term liabilities	3,674	3,970

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
23,812,329 and 23,692,379 shares issued, and 23,812,329 and 23,643,934 shares
outstanding at December 31, 2022 and December 31, 2021, respectively	238	237
Additional paid-in capital	155,413	155,268
Accumulated deficit	(112,469)	(92,018)
Treasury stock, at cost; 0 and 48,445 shares at December 31, 2022 and 2021, respectively	—	—
Accumulated other comprehensive loss, net	(2,073)	(1,010)
Total stockholders’ equity	41,109	62,477

Total liabilities and stockholders’ equity	$60,541	$74,038

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Operating revenues	$37,480	$24,695

Operating costs:
Operating expenses	37,910	29,016
General and administrative	13,785	12,046
Depreciation and amortization	9,795	12,863
	61,490	53,925

Loss from operations	(24,010)	(29,230)

Other income (expense):
Interest income	316	220
Interest expense	(31)	(21)
Other income (expense), net	415	(86)
Gain from employee retention credit	2,966	—

Loss before income tax	(20,344)	(29,117)

Income tax benefit (expense):
Current	9	27
Deferred	(116)	(1)
	(107)	26

Net loss	(20,451)	(29,091)

Other comprehensive (loss) income:
Net unrealized (loss) income on foreign exchange rate translation	(1,063)	190

Comprehensive loss	$(21,514)	$(28,901)

Basic loss per share of common stock	$(0.86)	$(1.23)

Diluted loss per share of common stock	$(0.86)	$(1.23)

Weighted average equivalent common shares outstanding	23,782,796	23,570,455

Weighted average equivalent common shares outstanding - assuming dilution	23,782,796	23,570,455

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Accumulated	Comprehensive
	Of Shares	Amount	Capital	Deficit	(Loss) Income	Total
Balance January 1, 2021	23,526,517	$235	$154,866	$(62,927)	$(1,200)	$90,974

Net loss				(29,091)		(29,091)

Unrealized income on foreign exchange rate translation					190	190

Issuance of common stock under stock compensation plans	174,000	2	(2)			—

Stock-based compensation expense			419			419

Issuance of common stock as compensation	23,272		60			60

Shares exchanged for taxes on stock-based compensation	(31,410)	—	(75)			(75)

Balance December 31, 2021	23,692,379	237	155,268	(92,018)	(1,010)	62,477

Net loss				(20,451)		(20,451)

Unrealized loss on foreign exchange rate translation					(1,063)	(1,063)

Issuance of common stock under stock compensation plans	155,000	1	(1)			—

Stock-based compensation expense			413			413

Shares exchanged for taxes on stock-based compensation	(35,050)	—	(79)			(79)

Cash settlement of RSUs			(301)			(301)

Treasury stock sale			113			113

Balance December 31, 2022	23,812,329	$238	$155,413	$(112,469)	$(2,073)	$41,109

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(20,451)	$(29,091)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,795	12,863
Operating lease cost	998	1,066
Non-cash compensation	413	479
Deferred income tax expense	116	1
Gain on disposal of assets	(219)	(198)
Remeasurement and other	(18)	(278)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,311	(1,272)
Increase in employee retention credit receivable	(3,035)	—
(Increase) decrease in prepaid expenses and other assets	(4,382)	1,397
Increase in accounts payable	873	983
Increase (decrease) in accrued liabilities	802	(453)
Decrease in operating lease liabilities	(1,026)	(1,112)
Increase (decrease) in deferred revenue	5,862	(435)

Net cash used in operating activities	(8,961)	(16,050)

Cash flows from investing activities:
Capital expenditures, net of non-cash capital expenditures summarized below (if applicable)	(894)	(505)
Proceeds from maturity of short-term investments	—	318
Proceeds from disposal of assets	225	451

Net cash (used in) provided by investing activities	(669)	264

Cash flows from financing activities:
Proceeds from notes payable	—	787
Principal payments on notes payable	(1,253)	(562)
Principal payments on finance leases	(47)	(55)
Tax withholdings related to stock-based compensation awards	(79)	(75)
Cash settlement of RSUs	(301)	—
Sale of treasury stock	113	—

Net cash (used in) provided by financing activities	(1,567)	95

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(265)	112

Net decrease in cash and cash equivalents and restricted cash	(11,462)	(15,579)

Cash and cash equivalents and restricted cash at beginning of period	30,376	45,955

Cash and cash equivalents and restricted cash at end of period	$18,914	$30,376

Supplemental cash flow information:
Cash paid for interest	$31	$20
Cash paid for income taxes	$—	$81
Cash received for income taxes	$7	$21

Non-cash operating, investing and financing activities:
Increase in accrued purchases of property and equipment	$605	$—
Finance leases incurred	$279	$—
Increase in right-of-use assets and operating lease liabilities	$598	$1
Financed insurance premiums	$1,193	$—

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

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument and is determined based on a number of factors. Management determines the need for any allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs, its current client base, when customer accounts exceed 90 days past due and specific customer account reviews. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. With the adoption of ASU No. 2016-13 in 2020, the Company made an accounting policy election to write off accrued interest amounts by reversing interest income. The Company's allowance for doubtful accounts was $250,000 at December 31, 2022 and 2021.

Employee Retention Credit Receivable

Under the provisions of the CARES Act, the Company was eligible and, in April 2022, applied for a refundable employee retention credit subject to program conditions and requirements. The Company recognizes these credits as a gain when all uncertainties have been met and the amounts are realizable in accordance with similar gain contingencies. The Company recognized $2,966,000 as a gain in other income and $69,000 as interest income in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2022 and recognized $3,035,000 as an employee retention credit receivable in the Consolidated Balance Sheet as of December 31, 2022. Payments were received in January 2023. No additional credits are expected to be received.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets and the fair value of the assets is below the carrying value of the assets. Management’s forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on the Company’s anticipated future results, while considering anticipated future oil and natural gas prices which is fundamental in assessing demand for the Company’s services. If the carrying amounts of the assets exceed the estimated expected undiscounted future cash flows, the Company measures the amount of possible impairment by comparing the carrying amount of the assets to the fair value. No impairment charges were recognized for the years ended December 31, 2022 and 2021.

Leases

The Company leases certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or a finance lease for financial reporting purposes. The Company is the lessee in a lease contract when we obtain the right to control the asset. The majority of our operating leases are non-cancelable operating leases for office, shop and warehouse space in Midland, Plano, Houston, Oklahoma City and Calgary, Alberta.

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

Intangibles

The Company has intangible assets consisting primarily of trademarks/tradenames (which are not amortized) resulting from a business combination. The Company tests for impairment on an annual basis during the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. No impairment charges were recognized for the years ended December 31, 2022 and 2021.

Revenue Recognition

Services are provided under cancelable service contracts which usually have an original expected duration of one year or less. These contracts are either turnkey or term agreements. Under both types of agreements, the Company recognizes revenues as the services are performed. Revenue is generally recognized based on square miles of data recorded compared to total square miles anticipated to be recorded on the survey using the total estimated revenue for the service contract. In the case of a cancelled service contract, the client is billed and revenue is recognized for any third party charges and square miles of data recorded up to the date of cancellation.

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

Estimates for total revenue and total fulfillment cost on any service contract are based on certain qualitative and quantitative judgments supported by underlying facts. Management considers a variety of factors such as whether various components of the performance obligation will be performed internally or externally, cost of third party services, and facts and circumstances unique to the performance obligation in making these estimates.

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

2.	Short-Term Investments

The Company had short-term investments at December 31, 2022 and 2021 consisting of certificates of deposit with original maturities greater than three months but less than a year. Certificates of deposit with any given banking institution did not exceed the FDIC insurance limit at December 31, 2022 or 2021.

3.           Fair Value of Financial Instruments

At December 31, 2022 and 2021, the Company’s financial instruments included cash and cash equivalents, restricted cash, short-term investments in certificates of deposit, accounts receivable, employee retention credit receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating lease liabilities. Due to the short-term maturities of cash and cash equivalents, restricted cash, accounts receivable, employee retention credit receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes payable, finance leases and operating lease liabilities approximate their fair value based on a comparison with the prevailing market interest rates. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes payable, finance leases, operating lease liabilities and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

4.           Property and Equipment

Net book value of property and equipment (in thousands) decreased $8,222 or 31.1% from December 31, 2021 to December 31, 2022. This is primarily due to capital expenditure purchases of $1,778 during the year ended December 31, 2022 offset by depreciation expense of $9,795 for the same period. Property and equipment (in thousands), together with the related estimated useful lives at December 31, 2022 and 2021, were as follows:

	December 31,
	2022	2021	Useful Lives
Land, building and other	$12,553	$15,156	3 to 40 years
Recording equipment	147,675	148,330	5 to 10 years
Vibrator energy sources	64,110	69,239	5 to 15 years
Vehicles	20,492	20,341	1.5 to 10 years
	244,830	253,066
Less accumulated depreciation	(226,703)	(226,717)
Property and equipment, net	$18,127	$26,349

5.           Supplemental Consolidated Financial Statement Information

Other Current Assets and Other Current Liabilities (in thousands)

Prepaid expenses and other current assets consist of the following at December 31, 2022 and 2021:

	December 31,
	2022	2021
Contract assets	$5,433	$972
Prepaid expenses	2,252	1,101
Other assets	1,191	1,240
Other current assets	$8,876	$3,313

The Company did not have any specific account within other current liabilities that accounted for more than 5% of total current liabilities at December 31, 2022. The Company had accrued self-insurance reserves of approximately $599 and other accrued expenses and current liabilities of $739 at December 31, 2021.

Related Party Transactions (in thousands)

As of December 31, 2022, the Company had accounts receivable due from related parties of $121. This receivable is due from Breckenridge Geophysical, LLC, which is a wholly owned subsidiary of Wilks Brothers, LLC, the holder of approximately 74.46% of the Company’s outstanding common stock. This receivable is primarily related to rental of seismic equipment to Breckenridge. For the year ended December 31, 2022, the Company received approximately $2,200 of related party revenue from Breckenridge. All outstanding receivables from Breckenridge have been received as of the filing of this 10-K. During 2021, the Company did not have any related party revenue.

Disaggregated Revenues (in thousands)

The Company has one line of business, acquiring and processing seismic data in North America. Our chief operating decision maker (President and CEO) makes operating decisions and assesses performance based on the Company as a whole. Accordingly, the Company is considered to be in a single reportable segment. The following table presents the Company’s operating revenues disaggregated by geographic region:

	Year Ended December 31,
	2022	2021
Operating Revenues
United States	$22,202	$17,772
Canada	15,278	6,923
Total	$37,480	$24,695

Deferred Costs (in thousands)

Deferred costs were $972 and $1,847 at January 1, 2022 and 2021, respectively. The Company’s prepaid expenses and other current assets at December 31, 2022 and 2021 included deferred costs incurred to fulfill contracts with customers of $5,433 and $972, respectively.

Deferred costs at December 31, 2022 compared to January 1, 2022 increased primarily as a result of new projects for clients with significant deferred fulfillment costs at December 31, 2022. Deferred costs at December 31, 2021 compared to January 1, 2021 decreased primarily as a result of the completion of several projects for clients with significant deferred fulfillment costs at the beginning of 2021.

The amount of total deferred costs amortized for the years ended December 31, 2022 and 2021 was $6,824 and $6,563, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue (in thousands)

Deferred revenue was $1,344 and $1,779 at January 1, 2022 and 2021, respectively. The Company’s deferred revenue at December 31, 2022 and 2021 was $7,199 and $1,344, respectively.

Deferred revenue at December 31, 2022 compared to January 1, 2022 increased primarily as a result of new projects for clients with large third party reimbursables where data has not yet been recorded. Deferred revenue at December 31, 2021 compared to January 1, 2021 decreased primarily as a result of completing multiple large projects for clients throughout 2021.

Revenue recognized for the year ended December 31, 2022 that was included in the contract liability balance at the beginning of 2022 was $1,092. Revenue recognized for the year ended December 31, 2021 that was included in the contract liability balance at the beginning of 2021 was $1,779. Deferred revenue not recognized during 2022 relates to projects that have not yet started or were cancelled.

6.           Debt

Dominion Loan Agreement

On September 30, 2019, the Company entered into a Loan and Security Agreement with Dominion Bank. On September 30, 2022, the Company entered into a Third Loan Modification Agreement to the Loan and Security Agreement for the purpose of (a) amending and extending the maturity of its line of credit with Dominion Bank by one year, (b) amending the principal amount under the Loan Agreement, (c) amending the interest rate under the Loan Agreement, (d) amending the Company’s obligation to maintain a certain tangible net worth and (e) adding the Company’s obligation to maintain a minimum liquidity amount. The Loan Agreement provides for a secured revolving credit facility in an amount up to the lesser of (i) $10,000,000 or (ii) a sum equal to (a) 80% of the Company’s eligible accounts receivable plus (b) 100% of the amount on deposit with Dominion Bank in the Company’s collateral account, including a restricted IntraFi Network Deposit account of $5,000,000. As of December 31, 2022, the Company has not borrowed any amounts under the Revolving Credit Facility and has approximately $9,017,000 available for withdrawal.

Under the Revolving Credit Facility, interest will accrue at an annual rate equal to the lesser of (i) 7.75% and (ii) the greater of (a) the prime rate as published from time to time in The Wall Street Journal or (b) 4.75%. The Company will pay a commitment fee of 0.10% per annum on the difference of (a) $10,000,000 minus the Deposit minus (b) the daily average usage of the Revolving Credit Facility. The Loan Agreement contains customary covenants for credit facilities of this type, including limitations on disposition of assets. The Company is also obligated to meet certain financial covenants under the Loan Agreement, including maintaining a tangible net worth of not less than $38,000,000 and, to be tested as of the end of each calendar quarter, unencumbered liquid assets of not less than $5,000,000, and specified ratios with respect to current assets and liabilities and debt to tangible net worth. The Company received a limited waiver from Dominion Bank with respect to any non-compliance with the tangible net worth covenant for the period ended December 31, 2022. The Company’s obligations under the Loan Agreement are secured by a security interest in the collateral account (including the Deposit) with Dominion Bank and future accounts receivable and related collateral. The maturity date of the Loan Agreement is September 30, 2023.

The Company does not currently have any notes payable under the Revolving Credit Facility.

Dominion Letters of Credit

As of December 31, 2022, Dominion Bank has issued one letter of credit in the amount of $265,000 to support the Company’s workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Other Indebtedness

As of December 31, 2022, the Company has one note payable to a finance company for various insurance premiums totaling $205,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Consolidated Balance Sheets as of December 31, 2022 and 2021 include finance leases of $277,000 and $45,000, respectively.

Maturities of Debt

The Company’s aggregate principal amount (in thousands) of outstanding notes payable and the interest rates and monthly payments as of December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$205	$265
Interest rate	8.24%	4.99%

The Company’s aggregate maturities of finance leases (in thousands) at December 31, 2022 are as follows:

January 2023 - December 2023	$70
January 2024 - December 2024	68
January 2025 - December 2025	139

Obligations under finance leases	$277

Interest rates on these leases ranged from 5.37% to 7.66%.

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

The components of lease cost (in thousands) for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
Finance lease cost
Amortization of right-of-use assets	$1,273	$1,350
Interest on lease liabilities	3	4
Total finance lease cost	1,276	1,354

Operating lease cost	1,242	1,338

Short-term lease cost	—	—
Total lease cost	$2,518	$2,692

Supplemental cash flow information related to leases (in thousands) for the years ended December 31, 2022 and 2021 was as follows:

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(1,271)	$(1,375)
Operating cash flows from finance leases	$(3)	$(5)
Financing cash flows from finance leases	$(47)	$(55)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$598	$1
Finance leases	$—	$—

Supplemental balance sheet information related to leases (in thousands) as of December 31, 2022 and 2021 was as follows:

	December 31,
	2022	2021
Operating leases
Operating lease right-of-use assets	$4,010	$4,435

Operating lease liabilities - current	$1,118	$961
Operating lease liabilities - long-term	3,331	3,942
Total operating lease liabilities	$4,449	$4,903

Finance leases
Property and equipment, at cost	$8,942	$8,663
Accumulated depreciation	(7,336)	(6,293)
Property and equipment, net	$1,606	$2,370

Finance lease liabilities - current	$70	$37
Finance lease liabilities - long-term	207	8
Total finance lease liabilities	$277	$45

Weighted average remaining lease term
Operating leases	3.9 years	4.8 years
Finance leases	2.8 years	0.8 years

Weighted average discount rate
Operating leases	5.03%	5.04%
Finance leases	7.21%	5.04%

Maturities of lease liabilities (in thousands) at December 31, 2022 are as follows:

	Operating Leases	Finance Leases
January 2023 - December 2023	$1,316	$88
January 2024 - December 2024	1,311	81
January 2025 - December 2025	1,002	145
January 2026 - December 2026	1,021	—
January 2027 - December 2027	267	—
Thereafter	—	—
Total payments under lease agreements	4,917	314

Less imputed interest	(468)	(37)

Total lease liabilities	$4,449	$277

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

In 2016, the Company adopted the 2016 Plan, which provides for the issuance of up to 1,000,000 shares of authorized Company common stock, which authorized amount was increased to 1,050,000 as a result of the 5% stock dividend approved by the Board on May 1, 2018. At the annual shareholders’ meeting on June 9, 2020, the Company’s shareholders approved a restated version of the 2016 Plan (the “Restated 2016 Plan”), which authorized an additional 1,000,000 shares. The total aggregate numbers of shares of Common Stock reserved under the Restated 2016 Plan is 2,050,000 shares. As of December 31, 2022, there were approximately 1,264,487 shares available for future issuance. The Restated 2016 Plan provides for the issuance of stock-based compensation awards, including stock options, common stock, restricted stock, restricted stock units and other forms. Stock option grant prices awarded under the Restated 2016 Plan may not be less than the fair market value of the common stock subject to such option on the grant date, and the term of stock options shall extend no more than ten years after the grant date. The Restated 2016 Plan terminates June 9, 2030.

The Company’s employees and officers that hold unvested restricted stock awarded during 2016 or thereafter are not entitled to dividends when the Company pays dividends.

Impact of Stock-Based Compensation

The following table summarizes stock-based compensation expense (in thousands), which is included in operating or general and administrative expense, as appropriate, in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Restricted stock unit awards	$413	$419
Common stock awards	—	60
Total compensation expense	$413	$479

Stock Options

There was no stock option activity during the years ended December 31, 2022 and 2021. There were no outstanding stock options as of December 31, 2022 or 2021.

Restricted Stock Awards

There was no restricted stock award activity during the years ended December 31, 2022 and 2021.

Restricted Stock Unit Awards

The Company did not grant any restricted stock unit awards during the year ended December 31, 2022. The Company granted 335,000 restricted stock unit awards during the year ended December 31, 2021 with a weighted average grant date fair value of $1.98. The fair value of restricted stock unit awards equals the market price of the Company’s stock on the grant date and generally vest in one to three years or in annual increments over three years.

A summary of the Company’s nonvested restricted stock unit awards as of December 31, 2022 and activity during the year then ended is as follows:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2021	335,000	$1.98
Granted	—	$—
Vested	(155,000)	$1.98
Cash Settlement	(180,000)	$1.98
Forfeited	—	$—
Nonvested as of December 31, 2022	—	$—

As of December 31, 2022, there was no unrecognized compensation cost related to nonvested restricted stock unit awards.

The aggregate vesting date fair value of restricted stock units for the years ended December 31, 2022 and 2021 was $351,000 and $416,000, respectively.

The aggregate cash settlement date fair value of restricted stock units for the years ended December 31, 2022 and 2021 was $301,000 and $0, respectively. An additional 5% over fair value of restricted stock units was issued for those who chose the cash settlement option with an aggregate value for the years ended December 31, 2022 and 2021 of $15,000 and $0, respectively.

Common Stock Awards

The Company granted common stock awards with immediate vesting to outside directors during the years ended December 31, 2022 and 2021 as follows:

	Number of Common Stock Awards	Weighted Average Grant Date Fair Value
Year ended December 31, 2022	—	$—
Year ended December 31, 2021	23,272	$2.58

9.           Dividends

The Company did not issue any stock dividends during calendar years 2022 or 2021.

The Company has not paid cash dividends during calendar years 2022 and 2021. While there are currently no restrictions prohibiting the Company from paying cash dividends, the Board of Directors, after consideration of economic and market conditions affecting the energy industry in general, and the oilfield services business in particular, determined that the Company would not pay a cash dividend in respect of the Company’s common stock for the foreseeable future. Payment of any type of dividend in the future will be at the discretion of the Company’s board and will depend on the Company’s financial condition, results of operations, capital and legal requirements, and other factors deemed relevant by the board.

10.         Employee Benefit Plans

The Company provides a 401(k) plan as part of its employee benefits package in order to retain quality personnel. The Company elected to match 100% of the employee contributions up to a maximum of 6% of the participant’s applicable compensation under its 401(k) plan for the years ended December 31, 2022 and 2021. The Company’s matching contributions under its 401(k) plan for the years ended December 31, 2022 and 2021 were approximately $537,000 and $483,000, respectively.

11.         Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs for the years ended December 31, 2022 and 2021 totaled $29,000 and $28,000, respectively.

12.         Income Taxes

The Company’s components of loss before income tax (in thousands) were as follows:

	Year Ended December 31,
	2022	2021
Domestic	$(20,566)	$(25,931)
Foreign	222	(3,186)
Loss before income tax	$(20,344)	$(29,117)

The Company’s components of income tax benefit (expense) (in thousands) were as follows:

	Year Ended December 31,
	2022	2021
Current federal benefit	$9	$21
Current state benefit	—	6
Deferred federal expense	(109)	(159)
Deferred state (expense) benefit	(7)	158
Income tax (expense) benefit	$(107)	$26

The income tax provision (in thousands) differs from the amount computed by applying the statutory federal income tax rate to loss before income tax as follows:

	Year Ended December 31,
	2022	2021
Tax benefit computed at statutory rate of 21%	$4,272	$6,047
Change in valuation allowance	15,352	(6,632)
State income tax (expense) benefit, net of federal tax	(5)	130
Foreign losses	70	706
Section 382 limited NOL	(19,904)	—
Other	108	(225)
Income tax (expense) benefit	$(107)	$26

The CARES Act was enacted on March 27, 2020 resulting in tax law changes that impacted the Company by accelerating the AMT credit owed to the Company and allowed for a temporary change in NOL taxable income limitations. For tax years beginning January 1, 2018 and those prior to 2021, an NOL deduction equal to 100% of taxable income is allowed. Tax years 2021 and forward will revert back to the 80% limitation established by the 2017 Tax Cuts and Jobs

Act. The Consolidated Appropriations Act, 2021 (“The ACT”) was enacted by Congress on December 27, 2020. The ACT did not have a material impact to the Company’s consolidated financial statements.

The principal components of the Company’s net deferred tax assets (liabilities) (in thousands) were as follows:

	December 31,
	2022	2021
Deferred tax assets:
Federal tax net operating loss ("NOL") carryforward	$13,373	$30,649
Foreign tax NOL carryforward	6,423	6,947
State tax NOL carryforward	1,398	2,194
Other comprehensive income	458	235
Deferred revenue	379	—
Foreign deferred taxes	252	197
Right-of-use assets	80	125
Canadian start-up costs	74	90
Restricted stock and restricted stock unit awards	—	55
Other	52	48
Self-insurance	37	45
Workers’ compensation	8	11
Gross deferred tax assets	22,534	40,596
Less valuation allowances	(21,184)	(37,571)
Net deferred tax assets	1,350	3,025
Deferred tax liabilities:
Property and equipment	(1,486)	(3,045)
Net deferred tax liabilities	$(136)	$(20)

Domestic deferred tax liabilities	$(136)	$(20)
Foreign deferred tax liabilities	—	—
Net deferred tax liabilities	$(136)	$(20)

At December 31, 2022, the Company had a gross NOL for U.S. federal income tax purposes of approximately $158,460,000 but expects approximately $94,779,000 to expire unused due to the 382 event discussed below. The remaining NOL will begin to expire in 2027. Losses incurred after the year ended December 31, 2017 have no expiration. The Company will carry forward the tax benefits related to federal net NOL of approximately $13,373,000. The Company also had state net NOLs that will affect state taxes of approximately $1,398,000 at December 31, 2022. State NOLs began to expire in 2015 and continue to expire each year. The Company also had a Canadian gross NOL of $24,702,000 that will begin to expire in 2037.

On January 14, 2022, the Company was subject to an Internal Revenue Code section 382 event that limited some of our NOL utilization in future periods. The 382 limitation rendered a substantial portion of the NOLs unusable and caused the Company to write off approximately $19,904,000 of the federal net NOLs against the valuation allowance. It also caused the Company to adjust the valuation allowance so we are still in a naked credit position domestically, but it did not have a material impact on tax expense.

In evaluating the possible sources of taxable income during 2022, the Company determined it is more likely than not that the remaining deferred tax assets will not be realizable. As a result, the Company recorded full valuation allowance against foreign deferred tax assets and its federal and state deferred tax assets with the exception of its trademark intangible.

At December 31, 2022 and 2021, the Company did not have any uncertain tax positions. The Company’s policy is to recognize interest and penalties related to an uncertain tax position in income tax expense.

13.         Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average shares outstanding. Diluted loss per share is computed by dividing the net loss by the weighted average diluted shares outstanding.

The computation of basic and diluted loss per share (in thousands, except share and per share data) was as follows:

	Year Ended December 31,
	2022	2021
Net loss	$(20,451)	$(29,091)
Weighted average common shares outstanding
Basic	23,782,796	23,570,455
Dilutive common stock options, restricted stock unit awards and restricted stock awards	—	—
Diluted	23,782,796	23,570,455
Basic loss per share of common stock	$(0.86)	$(1.23)
Diluted loss per share of common stock	$(0.86)	$(1.23)

The Company had a net loss in the years ended December 31, 2022 and 2021. As a result, all stock options, restricted stock unit awards, and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for the respective periods.

The following weighted average numbers of stock options, restricted stock unit awards, and restricted stock awards have been excluded from the calculation of diluted loss per share of common stock, as their effect would be anti-dilutive for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Stock options	—	—
Restricted stock units	147,191	197,687
Restricted stock awards	—	—
Total	147,191	197,687

14.         Major Clients

The Company operates in only one business segment, contract seismic data acquisition and processing services.  Sales to these clients, as a percentage of operating revenues that exceeded 10%, were as follows:

	Year Ended December 31,
	2022	2021
A	13%	—
B	12%	—
C	10%	12%
D	—	30%
E	—	23%

15.         Areas of Operation

The U.S. and Canada are the only countries of operation for the Company.

The following tables present the Company’s operating revenues, net property and equipment, and right-of-use assets (in thousands) by area of operation:

	Year Ended December 31,
	2022	2021
Operating Revenues
United States	$22,202	$17,772
Canada	15,278	6,923
Total	$37,480	$24,695

	Year Ended December 31,
	2022	2021
Net Property and Equipment
United States	$15,370	$22,446
Canada	2,757	3,903
Total	$18,127	$26,349

	Year Ended December 31,
	2022	2021
Right-of-use Assets
United States	$3,722	$3,977
Canada	288	458
Total	$4,010	$4,435

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

The Company is also party to the following legal proceeding: On April 1, 2019, Weatherford International, LLC and Weatherford U.S., L.P. (collectively, “Weatherford”) filed a petition in state district court for Midland County, Texas, in which the Company and eighteen other parties were named as defendants, alleging the Company and/or the other named defendants contributed to or caused contamination of groundwater at and around property owned by Weatherford. Weatherford is seeking declaratory judgment, recovery and contribution for past and future costs incurred in responding to or correcting the contamination at and around the property from each defendant. The Company disputes Weatherford’s allegations with respect to the Company and intends to vigorously defend itself in this case. Subsequent to the filing of the petition, Weatherford filed for bankruptcy protection on July 1, 2019. While the outcome and impact of this legal proceeding on the Company cannot be predicted with certainty, based on currently available information, management believes that the resolution of this proceeding will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

17.         Recently Issued Accounting Pronouncements

None.

18.         Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk at any given time may consist of cash and cash equivalents, restricted cash, money market funds and overnight investment accounts, short-term investments in certificates of deposit, trade and other receivables and other current assets. At December 31, 2022 and 2021, the Company had deposits with domestic and international banks in excess of federally insured limits. Management believes the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds.

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