Form 10-K/A
period 2022-12-31
DAWSON GEOPHYSICAL CO
filed 2023-05-01
CIK 799165

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

On April 27, 2023, there were 25,000,564 shares of Dawson Geophysical Company common stock, $0.01 par value outstanding.

As used in this report, the terms “we,” “our,” “us,” “Dawson” and the “Company” refer to Dawson Geophysical Company unless the context indicates otherwise.

.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by the Company to amend the Annual Report on Form 10-K for the year ended December 31, 2022 filed by the Company with the Securities and Exchange Commission (the "SEC") on March 13, 2023 (the “Original Report”) to include the information required to be disclosed by Part III, Items 10 through 14 of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, including Items 10 through 14 of the Original Report, is hereby amended and restated in its entirety.

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

Part III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The following table sets forth the names, ages and positions of our directors as of April 25, 2023.

Name	Age	Position
Matthew Wilks	40	Director and Chairman of the Board
Bruce Bradley	65	Director
Albert Conly	67	Director
Jose Carlos Fernandes	57	Director
Sergei Krylov	45	Director

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

Meetings and Committees of Directors

During the year ended December 31, 2022, the Board of Directors held four regularly scheduled meetings and one additional meeting. All of our directors attended the regularly scheduled meetings.

Audit Committee.  The Audit Committee is a standing committee of the Board of Directors. The functions of the Audit Committee are to determine whether our management has established internal controls which are sound, adequate and working effectively; to ascertain whether our assets are verified and safeguarded; to review and approve external audits; to select, engage and supervise our independent public accountants; and to determine and approve the fees paid to the independent public accountants. During 2022 and currently, the members of the Audit Committee are Messrs. Bradley, Conly (Chair) and Fernandes.

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

The Audit Committee includes at least one member who is determined by our Board of Directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent” director. During the year ended December 31, 2022, Mr. Conly was the independent director who has been determined to be the audit committee financial expert, which was determined based on the Board’s qualitative assessment of Mr. Conly’s level of knowledge, experience and formal education. The designation does not impose on Mr. Conly any duties, obligations or liabilities that are greater than those that are generally imposed on him as a member of the Audit Committee and the Board of Directors, and Mr. Conly’s designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liabilities of any other member of the Audit Committee or the Board of Directors.

Compensation Committee.  The Compensation Committee is a standing committee of the Board of Directors. The primary function of the Compensation Committee is to determine that compensation for our officers is competitive and enables the Company to motivate and retain the talent needed to lead and grow our business. During 2022 and currently, the members of the Compensation Committee are Messrs. Bradley and Conly.

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

Nominating Committee.  The Nominating Committee is a standing committee of the Board of Directors. During 2022 and currently, the members of the Nominating Committee are Messrs. Wilks and Krylov. The primary function of the Nominating Committee is to determine the slate of director nominees for election to our Board of Directors. The Nominating Committee considers candidates recommended by our shareholders, directors, officers and outside sources, and considers each nominee’s personal and professional integrity, experience, skills, ability, and willingness to devote the time and effort necessary to be an effective board member with the commitment to acting in the best interests of the Company and our shareholders. While the Company has no specific diversity policy, the Nominating Committee gives consideration to having an appropriate mix and diversity of backgrounds, skills and professional experiences on our Board of Directors, the qualifications that the Committee believes must be met by prospective nominees, qualities or skills that the Committee believes are necessary for one or more of our directors to possess, and standards for the overall structure and composition of our Board of Directors. The same criteria would be evaluated with respect to candidates recommended by shareholders.

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

During 2022, the Board of Directors held four meetings, the Audit Committee held four meetings, the Compensation Committee held no meetings, and the Nominating Committee held no meetings. Each of the directors attended 75% or more of the total meetings of the Board of Directors and all of the committees on which they served during 2022.

Director Qualifications

The following is a brief discussion of the experience, qualifications, attributes and skills that led us to the conclusion that our directors should serve as Directors for the Company: For our Chairman of the Board, Mr. Wilks, his leadership qualities, tenure as Chairman of Profrac Holdings and long experience in the oil and gas service industry. For Mr. Bradley, his extensive experience in management as President of Castleton Holdings and knowledge of investment and corporate strategies. For Mr. Conly, his accounting experience at PricewaterhouseCoopers LLP and his finance background at FTI Consulting. For Mr. Fernandes, his extensive knowledge of running a successful business as CEO and President of Chevy Chase Contractors, Inc. For Mr. Krylov, his significant knowledge of the oil and gas industry acquired during his time as CFO of Wilks Brothers, LLC, as CEO of Approach Resources Inc., and while a Managing Director of J.P. Morgan Securities LLC.

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

11.  EXECUTIVE COMPENSATION

Executive Officers

The following individuals are currently serving as executive officers of the Company.

Name	Age	Position
Stephen C. Jumper	61	President and Chief Executive Officer
James K. Brata	67	Chief Financial Officer, Executive Vice President, Secretary and Treasurer
C. Ray Tobias	65	Chief Operating Officer and Executive Vice President

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

The following narrative, tables and footnotes describe the “total compensation” earned during the years ended December 31, 2022 and 2021 by our Named Executive Officers. The total compensation presented below in the Summary Compensation Table does not reflect the actual compensation received by our Named Executive Officers in such fiscal years.

The individual components of the total compensation reflected in the Summary Compensation Table are broken out below:

Salary — The table reflects base salary earned during the years ending December 31, 2022 and 2021.

Bonus — The table reflects discretionary cash bonus payments paid during the years ending December 31, 2022 and 2021.

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

Summary Compensation Table

The following table sets forth information concerning the compensation of our Named Executive Officers for services to the Company during the years ended December 31, 2022 and 2021:

				Stock	All other
Name and Principal Position	Year	Salary	Bonus (1)	Awards (2)	Compensation (3)	Total
Stephen C. Jumper	2022	$360,001	$-	$-	$35,621	$395,622
Chief Executive Officer and President	2021	360,001	-	99,000	33,942	492,943

James K. Brata	2022	278,751	-	-	21,894	300,645
Executive Vice President, Chief Financial	2021	278,751	-	49,500	21,603	349,854
Officer, Secretary and Treasurer

C. Ray Tobias	2022	316,251	-	-	36,894	353,145
Executive Vice President and Chief	2021	316,251	-	49,500	32,909	398,660
Operating Officer
(1)	There were no discretionary cash bonus payments paid in 2022 or 2021.
(2)	Stock awards granted during the years ended December 31, 2022 and 2021, respectively, are as follows: Mr. Jumper no shares and 50,000 shares; Mr. Brata no shares and 25,000 shares; and Mr. Tobias no shares and 25,000 shares. The value of the restricted stock awards granted in 2021 is based upon the grant date fair value of $1.98 on August 16, 2021.
(3)	The amounts shown in this column include the matching contributions under our 401(k) plan for the following Named Executive Officers for the years ending December 31, 2022 and 2021, respectively: Mr. Jumper – $18,300 and $17,400; Mr. Brata – $16,200 and $15,600; and Mr. Tobias – $18,000 and $17,333.

Pay vs. Performance

The following tables set forth information concerning the Pay vs. Performance of our Named Executive Officers for services to the Company during the years ended December 31, 2022 and 2021:

	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO	Average Summary Compensation Total for Non- PEO Named Executive Officers	Average Compensation Actually Paid to Non- PEO Named Executive Officers	Value of Initial Fixed $100 Investment Based on Total Shareholder Return	Net Loss
Year	(1)	(2)	(1)	(2)	(3)	(in thousands) (4)
2022	$395,622	$367,297	$326,895	$312,733	$92	$(20,451)
2021	$492,943	$519,663	$374,257	$388,427	$109	$(29,091)
(1)	In both 2022 and 2021, Stephen Jumper was our Chief Executive Officer (“PEO”) and our remaining Named Executive Officers (“NEO’s”) consisted of James Brata and Ray Tobias.
(2)	See tables below for adjustments made to the summary compensation totals to calculate the compensation actually paid.
(3)	Assumes $100 invested in our common shares on December 31, 2020, and is calculated based on the difference between the share price of our Common Stock at the end and the beginning of the measurement period, and reinvestment of all dividends.
(4)	The dollar amounts reported represent the amount of net loss reflected in our consolidated audited financial statements for the applicable year.

Adjustments to Determine Compensation "Actually Paid" for PEO	2022	2021
Reported Summary Compensation Table total for PEO	$395,622	$492,943
Deduction for Amounts Reported under the "Stock Awards" Column in the SCT	-	(99,000)
Increase for Fair Value of Awards Granted during year that Remain Unvested as of Year-end	-	116,000
Increase/deduction for Change in Fair Value from Prior Year-end to vesting Date of Awards Granted Prior to year that vested during year	(28,325)	9,720
Total Adjustments	$(28,325)	$26,720
Compensation Actually paid to PEO	$367,297	$519,663

Adjustments to Determine Compensation "Actually Paid" for Non-PEO NEO's	2022	2021
Reported Average Summary Compensation Table total for Non-PEO NEO's	$326,895	$374,257
Deduction for Amounts Reported under the "Stock Awards" Column in the SCT	-	(49,500)
Increase for Fair Value of Awards Granted during year that Remain Unvested as of Year-end	-	58,000
Increase/deduction for Change in Fair Value from Prior Year-end to vesting Date of Awards Granted Prior to year that vested during year	(14,163)	5,670
Total Adjustments	$(14,163)	$14,170
Average Compensation Actually paid to Non-PEO NEO's	$312,733	$388,427

Relationship between “Compensation Actually Paid” and Performance

In accordance with Item 402(v) of Regulation S-K, we are providing the following graphic descriptions of the relationships between information presented in the Pay vs. Performance table above, for each of the two years ended December 31, 2022. The following graphs address the relationship between compensation “actually paid” as disclosed in the Pay vs. Performance Table and (1) the Company’s cumulative total shareholder return and (2) net loss:

Outstanding Equity Awards at December 31, 2022

As of December 31, 2022, there were no unexercised options and unvested restricted stock and restricted stock units that were previously awarded to our Named Executive Officers.

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

To describe the payments and benefits that are triggered for each change of control and/or event of termination, we have created the following table estimating the payments and benefits that would be paid to our Named Executive Officers under each element of our compensation program assuming that such executive’s employment was terminated and/or there was a change in control on December 31, 2022, the last day of our 2022 fiscal year. In all cases, the amounts were valued as of December 31, 2022, based upon, where applicable, an estimated fair value of our Common Stock of $1.96 per share. The amounts in the following table are calculated as of December 31, 2022 pursuant to SEC rules and are not intended to reflect actual payments that may be made. Actual payments that may be made will be based on the dates and circumstances of the applicable event.

Executive	Salary	Bonus (1)	Vesting of stock awards (2)	Vesting of option awards (2)	All other benefits and perquisites (3)	Total
Stephen C. Jumper
Termination Without Cause/With Good Reason	$669,231	$-	$-	$-	$20,326	$689,557
CIC Termination	1,338,462	-	-	-	40,652	1,379,114
CIC Without Termination	-	-	-	-	-	-
Disability	300,000	-	-	-	6,775	306,775
Death	-	-	-	-	-	-
James K. Brata
Termination Without Cause/With Good Reason	390,385	-	-	-	26,517	416,902
CIC Termination	780,770	-	-	-	38,034	818,804
CIC Without Termination	-	-	-	-	-	-
Disability	175,000	-	-	-	3,839	178,839
Death	-	-	-	-	-	-
C. Ray Tobias
Termination Without Cause/With Good Reason	446,154	-	-	-	90,326	536,480
CIC Termination	892,308	-	-	-	110,652	1,002,960
CIC Without Termination	-	-	-	-	-	-
Disability	200,000	-	-	-	6,775	206,775
Death	-	-	-	-	-	-

(1)	Our Named Executive Officers were not eligible for any cash bonus payments with respect to the year ended December 31, 2022 under the 2014 Plan.
(2)	All option and stock awards held by our Named Executive Officers are fully vested.
(3)	All other benefits and perquisites include COBRA benefits as set forth in the Employment Agreements and automobile perquisites, as applicable.

Director Compensation

For services performed in 2022, each non-employee director received fees on average of $112,000, consisting of annualized compensation of $125,000 representing quarterly cash payments of approximately $31,250. In addition, members of the Audit Committee received annualized compensation of $18,000, with the Chairman receiving an additional $6,000 representing quarterly cash payments of approximately $4,500 and $1,500, respectively. Members of the Compensation Committee received an additional annualized compensation of $6,000 representing quarterly cash payments of $1,500. For services performed in the first quarter of 2022, cash compensation of $21,000 and $24,000 was paid to previous board members Mr. Vander Ploeg and Mr. North, respectively. We also reimburse reasonable expenses incurred by our directors in attending meetings and other company business. None of the reimbursements for our non-employee directors exceeded the $10,000 threshold in 2022, and consequently, are not included in the table below.

Directors who are also full-time officers or employees of the Company receive no additional compensation for serving as directors. During 2022, the Company did not have any member of our Board of Directors who was also an executive officer of the Company. During 2022 the Company’s Chairman of the board Matthew Wilks declined any compensation.

The table below summarizes the total compensation paid to or earned by each of our non-employee directors during the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	All Other Compensation	Total
Mark A. Vander Ploeg	$21,000	$-	$-	$-	$21,000
Ted R. North	24,000	-	-	-	24,000
Matthew Wilks	-	-	-	-	-
Bruce Bradley	134,250	-	-	-	134,250
Albert Conly	116,250	-	-	-	116,250
Jose Carlos Fernandes	107,250	-	-	-	107,250
Sergei Krylov	93,750	-	-	-	93,750
(1)	The amounts in this column reflect the dollar amount the Company recognized as an expense with respect to stock awards for financial statement reporting purposes during the year ended December, 31, 2022, in accordance with ASC 718.
(2)	Messrs. Vander Ploeg and North resigned from their positions as directors of the Company on March 23, 2022.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock, as of April 17, 2023, by beneficial owners of more than five percent of our Common Stock, each of our directors and executive officers individually and all executive officers and directors as a group.

Name	Amount and Nature of Beneficial Ownership		Percent of Class (1)
SECURITY OWNERSHIP OF 5% HOLDERS
Wilks Brothers, LLC	18,829,831	(2)	75.32%

SECURITY OWNERSHIP OF MANAGEMENT
Stephen C. Jumper	-		0.00%
C. Ray Tobias	-		0.00%
James K. Brata	-		0.00%
Matthew Wilks	-		0.00%
Bruce Bradley	-		0.00%
Albert Conly	-		0.00%
Jose Carlos Fernandes	-		0.00%
Sergei Krylov	-		0.00%

Total Management Ownership	-		0.00%

* Indicates less than 1% of the outstanding shares of Common Stock.

(1)	As of April 17, 2023, there were 25,000,564 shares of Common Stock outstanding. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to all shares listed.
(2)	As reported on Schedule 13D/A filed with the SEC on January 28, 2022, the filing person held 17,641,596 shares of the Company’s common stock. The filing is filed jointly by Dan Wilks, Staci Wilks, Farris Wilks, and WB Acquisitions Inc. The voting power and dispositive power is shared in varying degrees amongst the filing persons. The filing persons’ address is 17018 IH20, Cisco, Texas 76437. As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2023, the Company delivered to Wilks Brothers, LLC 1,188,235 newly-issued shares of the Company’s common stock.

Equity Compensation Plan Information

The following table summarizes certain information regarding securities authorized for issuance under our equity compensation plan as of December 31, 2022. See information regarding material features of the plan in Note 8, “Stock-Based Compensation” to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of December 31, 2022, the Company had accounts receivable due from related parties of $121,000. This receivable is due from Breckenridge Geophysical, LLC, which is a wholly owned subsidiary of Wilks Brothers, LLC, the holder of approximately 75.32% of the Company’s outstanding common stock. This receivable is primarily related to rental of seismic equipment to Breckenridge. For the year ended December 31, 2022, the Company received approximately $2,200,000 of related party revenue from Breckenridge. All outstanding receivables from Breckenridge have been received as of the filing of this Amendment. During 2021, the Company did not have any related party revenue.

On March 24, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Wilks Brothers, LLC, for the limited purposes set forth therein (“Wilks”) and Breckenridge Geophysical, LLC (“Breckenridge”). Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions described therein, the Company completed the purchase of substantially all of the Breckenridge assets related to seismic data acquisition services other than its multi-client data library (the “Assets”) (such purchase, the “Transaction”), in exchange for a combination of equity consideration of newly-issued shares of common stock of the Company in an aggregate amount of 1,188,235 and a convertible promissory note (the “Convertible Note”) in the principal amount of $9,880,000.50 payable on or after June 30, 2024 that, upon the terms and subject to the conditions described therein, will automatically convert into 5,811,765 newly-issued shares of common stock of the Company (the “Conversion Shares”) at a conversion price of $1.70 per share, after the Company receives stockholder approval of the proposal to issue the Conversion Shares upon conversion of the Convertible Note in accordance with Listing Rule 5635 of the NASDAQ Listed Company Manual.

On March 24, 2023 and in connection with the Purchase Agreement, the Company and Wilks entered in to a Voting Agreement (the “Voting Agreement”) pursuant to which Wilks agreed to, at any shareholder meeting held to approve the Transaction, vote the shares beneficially owned by Wilks in favor of (a) the approval of the Transaction, (b) the approval of any proposal to adjourn or postpone any shareholder meeting to a later date if there are not sufficient votes for the approval of the Transaction on the date on which such meeting is held, and (c) any other matter necessary for consummation of the transactions contemplated by the Purchase Agreement or any other document related to the Transaction which is considered at any such meeting or is the subject of any such consent solicitation.

The foregoing disclosure regarding the Purchase Agreement and Voting Agreement does not purport to be complete and should be read in conjunction with the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2023.

Our Board of Directors has determined that the Company did not engage in any additional transactions during the years ended December 31, 2022 and 2021 with related persons which would require disclosure under Item 404 of Regulation S-K as adopted by the SEC.

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

“Independent” Directors

For the fiscal year ended December 31, 2022, Messrs. Bradley, Conly, and Fernandes qualified as “independent” in accordance with the published listing requirements of The NASDAQ Stock Market (“NASDAQ”). Further, during 2022, each of the members of the Audit Committee, Compensation Committee and Nominating Committee, as applicable, qualified as “independent” in accordance with the NASDAQ listing requirements. The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, as further required by the NASDAQ rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, during 2022, each of the members of the Audit Committee and Compensation Committee of our Board of Directors qualified as “independent” under special standards established by the Securities and Exchange Commission (“SEC”) for members of such committees.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firms

The following table presents the aggregate fees billed by the independent registered accounting firm RSM US LLP, Houston, Texas (PCAOB ID 49) for professional services rendered for the audits of our annual financial statements and audit-related fees, for the years ended December 31, 2022 and 2021, respectively:

	2022	2021
Audit Fees (1)	$407,700	$370,000
Audit-related fees (2)	-	9,000
Tax Fees (3)	92,000	-
All other fees	-	-
Total fees	$499,700	$379,000
(1)	Audit fees for professional services rendered in connection with the audit of the Company’s annual financial statements for the years ended December 31, 2022 and 2021, and the reviews of the financial statements included in the Company’s quarterly reports.
(2)	Audit-related fees relate to the issuance of consent for registration statements.
(3)	Tax fees incurred during the year ended December 31, 2022 relate to an IRS Section 382 study.

The Audit Committee’s policy on pre-approval of fees and other compensation paid to the independent registered accounting firm requires the Audit Committee to approve all services and fees of the principal independent accountant prior to commencement of any services. The Audit Committee pre-approved fees for all audit and non-audit services provided by the independent registered accounting firm during the years ended December 31, 2022 and 2021. All of the work performed in auditing our financial statements for the last two years by the principal independent accounting firm RSM has been performed by their full-time, permanent employees.

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

++2.5

Asset Purchase Agreement, dated as of March 24, 2023, by and among Dawson Geophysical Company, Wilks Brothers, LLC and Breckenridge Geophysical, LLC, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on March 24, 2023, and incorporated herein by reference.

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

4.1	Form of Specimen Stock Certificate, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on February 11, 2015, and incorporated herein by reference.

4.2	Description of Securities, filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed on March 13, 2023, and incorporated herein by reference.

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

EXHIBIT NO.	DESCRIPTION

+10.39

Letter Agreement, dated February 14, 2023, by and between Stephen C. Jumper and the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 21, 2023, and incorporated herein by reference.

10.40

Convertible Note, dated as of March 24, 2023, issued by Dawson Geophysical Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 24, 2023, and incorporated herein by reference.

10.41

Voting Agreement, dated as of March 24, 2023, by and between Dawson Geophysical Company and Wilks Brothers, LLC, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 24, 2023, and incorporated herein by reference.

10.42

Fourth Loan Modification Agreement, dated as of March 21, 2023, by and between Dawson Geophysical Company and Dominion Bank, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 24, 2023, and incorporated herein by reference.

21.1	Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed on March 13, 2023, and incorporated herein by reference.

23.1

Consent of RSM US LLP, independent registered public accountants to incorporation of report by reference, filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K, filed on March 13, 2023, and incorporated herein by reference.

31.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.1 to the Company’s Annual Report on Form 10-K, filed on March 13, 2023, and incorporated herein by reference.

31.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.2 to the Company’s Annual Report on Form 10-K, filed on March 13, 2023, and incorporated herein by reference.

*31.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 32.1 to the Company’s Annual Report on Form 10-K, filed on March 13, 2023, and incorporated herein by reference.

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 32.2 to the Company’s Annual Report on Form 10-K, filed on March 13, 2023, and incorporated herein by reference.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT NO.	DESCRIPTION

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*	Filed herewith.

+           Management contract or compensatory plan or arrangement.

++

This filing excludes certain schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request by the Commission; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished. The omitted schedule contains certain performance metrics.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 1st day of May, 2023.

DAWSON GEOPHYSICAL COMPANY

By:	/s/ Stephen Jumper
Stephen Jumper

President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Wilks Matthew Wilks	Chairman of the Board of Directors	05-01-23

/s/ Bruce Bradley Bruce Bradley	Director	05-01-23

/s/ Albert Conly Albert Conly	Director	05-01-23

/s/ Jose Carlos Fernandes Jose Carlos Fernandes	Director	05-01-23

/s/ Sergei Krylov Sergei Krylov	Director	05-01-23

/s/ Stephen Jumper Stephen Jumper	President and Chief Executive Officer (principal executive officer)	05-01-23

/s/ James Brata James Brata	Executive Vice President, Chief Financial Officer, Secretary, and Treasurer (principal financial and accounting officer)	05-01-23