Form 10-Q
period 2023-03-31
DAWSON GEOPHYSICAL CO
filed 2023-05-15
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 10, 2023
Common Stock, $0.01 par value	25,000,564 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,	December 31,
	2023	2022 (as adjusted)
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,944	$18,603
Restricted cash	5,000	5,000
Short-term investments	265	265
Accounts receivable, net	14,434	7,972
Employee retention credit receivable	—	3,035
Prepaid expenses and other current assets	12,223	8,951
Total current assets	42,866	43,826

Property and equipment, net	18,377	20,468

Right-of-use assets	4,040	4,010

Intangibles, net	370	369

Total assets	$65,653	$68,673

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,743	$4,140
Accrued liabilities:
Payroll costs and other taxes	906	2,001
Other	1,275	1,280
Deferred revenue	8,289	7,380
Current maturities of notes payable and finance leases	591	275
Current maturities of operating lease liabilities	1,185	1,118
Total current liabilities	18,989	16,194

Long-term liabilities:
Notes payable and finance leases, net of current maturities	277	207
Convertible note payable to controlling shareholder	9,880	—
Operating lease liabilities, net of current maturities	3,274	3,331
Deferred tax liabilities, net	112	137
Total long-term liabilities	13,543	3,675

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
25,000,564 and 23,812,329 shares issued, and 25,000,564 and 23,812,329 shares
outstanding at March 31, 2023 and December 31, 2022, respectively	250	238
Additional paid-in capital	146,856	155,413
Accumulated deficit	(111,906)	(112,469)
Equity of Breckenridge prior to acquisition	—	7,695
Accumulated other comprehensive loss, net	(2,079)	(2,073)
Total stockholders’ equity	33,121	48,804

Total liabilities and stockholders’ equity	$65,653	$68,673

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited and amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022 (as adjusted)
Operating revenues	$29,408	$21,934

Operating costs:
Operating expenses	23,782	14,403
General and administrative	3,499	5,868
Depreciation and amortization	2,700	3,101
	29,981	23,372

Loss from operations	(573)	(1,438)

Other income (expense):
Interest income	108	26
Interest expense	(17)	(11)
Other income (expense), net	52	39

Loss before income tax	(430)	(1,384)

Income tax benefit (expense):	17	(1)

Net loss	(413)	(1,385)

Other comprehensive loss:
Net unrealized loss on foreign exchange rate translation	(6)	(233)

Comprehensive loss	$(419)	$(1,618)

Basic loss per share of common stock	$(0.02)	$(0.06)

Diluted loss per share of common stock	$(0.02)	$(0.06)

Weighted average equivalent common shares outstanding	25,000,564	24,709,159

Weighted average equivalent common shares outstanding - assuming dilution	25,000,564	24,709,159

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and amounts in thousands)

	Three Months Ended March 31,
	2023	2022 (as adjusted)
Cash flows from operating activities:
Net loss	$(413)	$(1,385)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,700	3,101
Operating lease cost	254	255
Non-cash compensation	—	279
Deferred income tax benefit	(25)	—
Gain on disposal of assets	(11)	(10)
Remeasurement and other	—	(23)
Change in operating assets and liabilities:
Increase in accounts receivable	(7,467)	(11,758)
Decrease in employee retention credit receivable	3,035	—
(Increase) decrease in prepaid expenses and other assets	(2,833)	71
Increase in accounts payable	3,337	1,840
(Decrease) increase in accrued liabilities	(1,033)	151
Decrease in operating lease liabilities	(273)	(247)
Increase (decrease) in deferred revenue	909	(1,423)

Net cash used in operating activities	(1,820)	(9,149)

Cash flows from investing activities:
Capital expenditures, net of non-cash capital expenditures summarized below (if applicable)	(1,606)	(28)
Acquisition of short-term investments	(1,000)	—
Proceeds from disposal of assets	11	10

Net cash used in investing activities	(2,595)	(18)

Cash flows from financing activities:
Principal payments on notes payable	(144)	(328)
Principal payments on finance leases	(25)	(9)
Tax withholdings related to stock-based compensation awards	—	(79)
Sale of treasury stock	—	113
Breckenridge cash (distributions) contributions prior to acquisition	(3,055)	1,950

Net cash (used in) provided by financing activities	(3,224)	1,647

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(20)	—

Net decrease in cash and cash equivalents and restricted cash	(7,659)	(7,520)

Cash and cash equivalents and restricted cash at beginning of period	23,603	30,376

Cash and cash equivalents and restricted cash at end of period	$15,944	$22,856

Supplemental cash flow information:
Cash paid for interest	$14	$11

Non-cash operating, investing and financing activities:
Decrease in accrued purchases of property and equipment	$(605)	$—
Finance leases incurred	$116	$—
Increase in right-of-use assets and operating lease liabilities	$283	$527
Financed insurance premiums	$440	$944
Convertible note for asset purchase	$9,880	$—
Deemed distribution of Breckenridge net assets not acquired	$2,329	$—
Deemed contribution of Breckenridge net assets	$—	$(6,472)
Acquisition of Breckenridge net assets	$(1,335)	$—

See accompanying notes to the condensed consolidated financial statements

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and amounts in thousands, except share data)

	Equity				Retained	Accumulated
	Attributable	Common Stock		Additional	Earnings	Other
	to Breckenridge	Number		Paid-in	(Accumulated	Comprehensive
	Prior to Acquisition	Of Shares	Amount	Capital	Deficit)	Loss	Total
Balance January 1, 2023 (as adjusted)	$7,695	23,812,329	$238	$155,413	$(112,469)	$(2,073)	$48,804
Net (loss) income	(976)				563		(413)
Unrealized loss on foreign exchange rate translation						(6)	(6)
Issuance of stock for Breckenridge acquisition	(1,335)	1,188,235	12	2,008			685
Excess of purchase price over net assets acquired				(10,565)			(10,565)
Breckenridge cash distributions prior to acquisition	(3,055)						(3,055)
Deemed distribution of Breckenridge net assets not acquired	(2,329)						(2,329)
Balance March 31, 2023	$—	25,000,564	$250	$146,856	$(111,906)	$(2,079)	$33,121

	Equity				Retained	Accumulated
	Attributable	Common Stock		Additional	Earnings	Other
	to Breckenridge	Number		Paid-in	(Accumulated	Comprehensive
	Prior to Acquisition	Of Shares	Amount	Capital	Deficit)	Loss	Total
Balance January 1, 2022	$—	23,692,379	$237	$155,268	$(92,018)	$(1,010)	$62,477
Net income (loss)	1,006				(2,391)		(1,385)
Unrealized loss on foreign exchange rate translation						(233)	(233)
Issuance of common stock under stock compensation plans		155,000	1	(1)			—
Stock-based compensation expense				279			279
Shares exchanged for taxes on stock-based compensation		(35,050)	—	(79)			(79)
Treasury stock sale				113			113
Deemed contribution of Breckenridge net assets	6,472						6,472
Breckenridge cash contributions prior to acquisition	1,950						1,950
Balance March 31, 2022	$9,428	23,812,329	$238	$155,580	$(94,409)	$(1,243)	$69,594

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Asset Purchase Agreement. On March 24, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Wilks Brothers, LLC (“Wilks”) and Breckenridge Geophysical, LLC (“Breckenridge”), a wholly owned subsidiary of Wilks.  Pursuant to the Purchase Agreement, the Company completed the purchase of substantially all of the Breckenridge assets related to seismic data acquisition services other than its multi-client data library, in exchange for a combination of equity consideration and a convertible note (the “Transaction”). While the Transaction was structured as an asset purchase, the Company’s financial presentation reflects combined results of the two companies as if the combination occurred on January 14, 2022, the date Wilks became the majority shareholder of the Company. This is due to the fact that both the Company and Breckenridge were under Wilks’ control from January 14, 2022 forward. The presentation is required as a combination of entities under common control. As part of the Purchase Agreement, in addition to the 1,188,235 shares of our common stock issued to Wilks at closing, we entered into a convertible note to deliver approximately 5.8 million shares of common stock to Wilks after the Company receives shareholder approval of the proposal to issue the shares upon conversion of the convertible note in accordance with NASDAQ Listing Rule 5635. Until such approval, a convertible note payable amounting to approximately $9.9 million is included in non-current liabilities on the Company’s Condensed Consolidated Balance Sheets.

The Purchase Agreement has been accounted for as a transfer of net assets between entities under common control in a manner similar to a pooling of interests. The Company’s historical consolidated financial statements have been retrospectively revised to reflect the effects on financial position, cash flows, and results of operations attributable to the activities of Breckenridge for all periods presented and are thus marked “(as adjusted)”. The effects of transactions in Breckenridge’s equity prior to the Transaction have been presented as a separate component of stockholders’ equity on the Condensed Consolidated Balance Sheets and on the Condensed Consolidated Statements of Stockholders’ Equity to demonstrate the effects of those transactions on the Company’s historical consolidated financial statements.

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements for the three months ended March 31, 2023 include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Dawson Seismic Services Holdings, Inc., Eagle Canada, Inc., Eagle Canada Seismic Services ULC, and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Additionally, all transactions between the Company and Breckenridge for the year ended December 31, 2022 are retrospectively being eliminated on a combined, as pooled basis. For the year ended December 31, 2022, the Company recorded approximately $2,200,000 of related party revenue from Breckenridge. For the quarter ended March 31, 2022, the Company recorded approximately $1,327,000 of related party revenue from Breckenridge.

Allowance for Doubtful Accounts. The Company’s allowance for doubtful accounts reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument and is determined based on a number of factors. Management determines the need for any allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs, its current client base, when customer accounts exceed 90 days past due and specific customer account reviews. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. The Company's allowance for doubtful accounts was $250,000 at March 31, 2023 and December 31, 2022.

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

Property and Equipment. Property and equipment is capitalized at historical cost, the fair value of assets acquired in a business combination, or historical carrying value of assets acquired from Breckenridge and is depreciated over the useful life of the asset. Management’s estimation of this useful life is based on circumstances that exist in the seismic industry and information available at the time of the purchase of the asset. As circumstances change and new information becomes available, these estimates could change. Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet, and any resulting gain or loss is reflected in the results of operations for the period.

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

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which reduces the number of accounting models for convertible debt instruments. Such limiting results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. It also simplifies the accounting for convertible instruments, reduces complexity for preparers and practitioners, and improves the decision usefulness and relevance of the information provided to financial statement users. In addition to eliminating certain accounting models, the Board also decided to enhance information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share guidance on the basis of feedback from financial statement users. For smaller reporting companies, this ASU is effective for the annual period beginning after December 15, 2023, including interim periods within that annual period. Early adoption is permitted. This ASU can be adopted through either a modified retrospective or a fully retrospective method of transition. An entity that elects to early adopt in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period; however, the Company had no transactions subject to this ASU outstanding at the beginning of the fiscal year. The Company adopted this guidance in the first quarter of 2023 with the modified retrospective method and it did not have a material impact on its consolidated financial statements.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

At March 31, 2023 and December 31, 2022, the Company’s financial instruments included cash and cash equivalents, restricted cash, short-term investments in certificates of deposit, accounts receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating lease liabilities. Due to the short-term maturities of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes payable, finance leases and operating lease liabilities approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes payable and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

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

	Three Months Ended March 31,
	2023	2022 (as adjusted)
Operating Revenues
United States	$18,796	$10,758
Canada	10,612	11,176
Total	$29,408	$21,934

Deferred Costs (in thousands)

Deferred costs were $5,433 and $972 at January 1, 2023 and 2022, respectively. The Company’s prepaid expenses and other current assets at March 31, 2023 and 2022 included deferred costs incurred to fulfill contracts with customers of $8,556 and $147, respectively.

Deferred costs at March 31, 2023 compared to January 1, 2023 increased primarily as a result of new projects for clients with significant deferred fulfillment costs at March 31, 2023. Deferred costs at March 31, 2022 compared to January 1, 2022 decreased primarily as a result of the completion of several projects during that three month period that had deferred fulfillment costs at January 1, 2022.

The amount of total deferred costs amortized for the three months ended March 31, 2023 and 2022 was $7,351 and $1,648, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue (in thousands)

Deferred revenue was $7,380 and $1,344 at January 1, 2023 and 2022, respectively. The Company’s deferred revenue at March 31, 2023 and 2022 was $8,289 and $489, respectively.

Deferred revenue at March 31, 2023 compared to January 1, 2023 increased primarily as a result of new projects for clients with large third party reimbursables where data had not yet been recorded. Deferred revenue at March 31, 2022 compared to January 1, 2022 decreased primarily as a result of completing projects for clients with prepayments for third party reimbursables.

Revenue recognized for the three months ended March 31, 2023 and 2022 that was included in the contract liability balance at the beginning of 2023 was $2,990 and $936, respectively.

5. DEBT

Dominion Loan Agreement

On September 30, 2019, the Company entered into a Loan and Security Agreement with Dominion Bank, a Texas state bank (“Dominion Bank”). On March 21, 2023, the Company entered into a Fourth Loan Modification Agreement (the “Fourth Modification”) to the Loan and Security Agreement (as amended by (i) that certain Loan Modification Agreement dated as of September 30, 2020, (ii) that certain Second Loan Modification Agreement dated as of September 30, 2021, (iii) that certain Third Loan Modification Agreement dated as of September 30, 2022, and (iv) the Fourth Modification, the “Loan Agreement”) for the purpose of (a) amending the principal amount under the Company’s line of credit with Dominion Bank, and (b) obtaining Dominion Bank’s consent with respect to the Company’s consummation of the Transaction and related waivers with respect to implicated covenants. The Loan Agreement now provides for a secured revolving credit facility (the “Revolving Credit Facility”) in an amount up to the lesser of (I) $5,000,000 or (II) a sum equal to (A) 80% of the Company’s eligible accounts receivable plus (B) 100% of the amount on deposit with Dominion Bank in the Company’s collateral account, including a certificate of deposit for $5,000,000 (the “Deposit”). Previously, Dominion Bank’s commitment was for up to $10,000,000. The Company received a limited waiver and consent from Dominion Bank with respect to any non-compliance with applicable covenants under the Loan Agreement, including the tangible net worth covenant, in connection with the Purchase Agreement and the issuance of the common shares and the Convertible Note (as defined below) in the Transaction. As of March 31, 2023, the Company has not borrowed any amounts under the Revolving Credit Facility and has approximately $5,000,000 available for withdrawal.

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

Dominion Letters of Credit

As of March 31, 2023, Dominion Bank has issued one letter of credit in the amount of $265,000 to support the Company’s workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Convertible Note

As of March 31, 2023, the Company has a convertible note payable of approximately $9,880,000 payable on or after June 30, 2024 to Wilks upon written demand (the “Convertible Note”). With shareholder approval, this note may be converted to 5,811,765 shares of common stock at a conversion price equal to $1.70.

Other Indebtedness

As of March 31, 2023, the Company has two short-term notes payable to a finance company for various insurance premiums totaling $500,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Condensed Consolidated Balance Sheet as of March 31, 2023 includes finance leases of $368,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$500	$205
Interest rates range from 7.99% to 8.24%

The aggregate maturities of finance leases as of March 31, 2023 are as follows (in thousands):

April 2023 - March 2024	$91
April 2024 - March 2025	97
April 2025 - March 2026	150
April 2026 - March 2027	30
Obligations under finance leases	$368

Interest rate on this lease is 5.29% to 7.66%.

6. LEASES

The Company leases certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable operating leases for office and shop space in Midland, Plano, Houston, Oklahoma City and Calgary, Alberta. There have been no material changes to our leases since the Company’s most recent Annual Report on Form 10-K that was filed with the SEC on March 13, 2023.

Maturities of lease liabilities as of March 31, 2023 are as follows (in thousands):

	Operating Leases	Finance Leases
April 2023 - March 2024	$1,389	$113
April 2024 - March 2025	1,293	113
April 2025 - March 2026	1,075	157
April 2026 - March 2027	1,093	30
April 2027 - March 2028	78	—
Thereafter	—	—
Total payments under lease agreements	4,928	413

Less imputed interest	(469)	(45)

Total lease liabilities	$4,459	$368

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

The computation of basic and diluted loss per share (in thousands, except share and per share data) was as follows:

	Three Months Ended March 31,
	2023	2022 (as adjusted)
Net loss	$(413)	$(1,385)
Weighted average common shares outstanding
Basic	25,000,564	24,709,159
Dilutive common stock options, restricted stock unit awards and restricted stock awards	—	—
Diluted	25,000,564	24,709,159
Basic loss per share of common stock	$(0.02)	$(0.06)
Diluted loss per share of common stock	$(0.02)	$(0.06)

The Company had a net loss for the three months ended March 31, 2023 and 2022. As a result, all stock options, restricted stock unit awards and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for those periods.

The 5,811,765 shares issuable upon conversion of the Convertible Note have been excluded from the calculation of diluted loss per share of common stock, as their effect would be anti-dilutive.

9. INCOME TAXES

For the three months ended March 31, 2023 and 2022, the Company’s effective tax rate was 4.0% and -0.1%, respectively. The Company’s nominal or negative effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

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

The income tax benefit for the three months ended March 31, 2023 does not include income tax benefits for all of the losses incurred because the Company has recorded valuation allowances against significantly all of its federal, state and foreign deferred tax assets. The Company has recorded valuation allowances against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, a federal valuation allowance and additional state valuation allowances were maintained during the three months ended March 31, 2023 and 2022. In addition, due to the Company’s recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowances considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

10. SUPPLEMENTAL PURCHASE AGREEMENT TRANSACTION INFORMATION

Historical financial information for Breckenridge was derived from Breckenridge’s unaudited financial statements. In the opinion of the Company’s management, the financial information of Breckenridge reflects all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The non-cash items associated with the Purchase Agreement (unaudited and in thousands) shown on the Condensed Consolidated Statements of Cash Flows consist of “Deemed distribution (contribution)” and “Acquisition of Breckenridge net assets” and are derived as follows:

Deemed Distribution (Contribution)	Three Months Ended March 31,
	2023	2022
Deemed distribution (contribution) of short-term investments	$1,000	$—
Deemed distribution (contribution) of accounts receivable	1,015	(2,605)
Deemed distribution (contribution) of prepaids and other	1	(133)
Deemed distribution (contribution) of land and buildings	514	(4,726)
Deemed (distribution) contribution of accounts payable	(132)	196
Deemed (distribution) contribution of accrued liabilities	(69)	228
Deemed (distribution) contribution of deferred revenue	—	568
Deemed distribution of Breckenridge net assets not acquired	$2,329
Deemed contribution of Breckenridge net assets		$(6,472)

Historical Carrying Value of Assets Acquired	March 24, 2023
Accounts receivable, net	$67
Prepaid expenses and other current assets	56
Property and equipment, net	1,322
Other accrued liabilities	(16)
Deferred revenue	(94)
Acquisition of Breckenridge net assets	$1,335

Total consideration for the asset purchase (in thousands) is as follows:

Consideration Paid	March 24, 2023
Common stock issued	$2,020
Note payable issued	9,880
Purchase price	$11,900

Because the Transaction constitutes a transaction among entities under common control, the excess purchase price over the historical carrying value of the net assets acquired was recorded as a charge to additional paid in capital. The excess purchase price over the historical carrying value of the assets at the acquisition date (unaudited and in thousands) is as follows:

Excess Purchase Price	March 24, 2023
Purchase price	$11,900
Historical carrying value of assets acquired	(1,335)
Excess purchase price	$10,565

The following table reconciles the previously reported Balance Sheet at December 31, 2022 to the current Balance Sheet for the same period:

	December 31, 2022
	Dawson	Breckenridge	Dawson
	Previously Reported		As Adjusted
		(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,914	$4,689	$18,603
Restricted cash	5,000	—	5,000
Short-term investments	265	—	265
Accounts receivable, net	6,945	1,027	7,972
Employee retention credit receivable	3,035	—	3,035
Prepaid expenses and other current assets	8,876	75	8,951
Total current assets	38,035	5,791	43,826

Property and equipment, net	18,127	2,341	20,468
Right-of-use assets	4,010	—	4,010
Intangibles, net	369	—	369
Total assets	$60,541	$8,132	$68,673

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,015	$125	$4,140
Accrued liabilities:
Payroll costs and other taxes	1,973	28	2,001
Other	1,178	102	1,280
Deferred revenue	7,199	181	7,380
Current maturities of notes payable and finance leases	275	—	275
Current maturities of operating lease liabilities	1,118	—	1,118
Total current liabilities	15,758	436	16,194

Long-term liabilities:
Notes payable and finance leases, net of current maturities	207	—	207
Operating lease liabilities, net of current maturities	3,331	—	3,331
Deferred tax liabilities, net	136	1	137
Total long-term liabilities	3,674	1	3,675

Stockholders' equity:
Common stock	238	—	238
Additional paid-in capital	155,413	—	155,413
Accumulated deficit	(112,469)	—	(112,469)
Equity of Breckenridge prior to acquisition	—	7,695	7,695
Accumulated other comprehensive loss, net	(2,073)	—	(2,073)
Total stockholders' equity	41,109	7,695	48,804

Total liabilities and stockholders' equity	$60,541	$8,132	$68,673

The following table reconciles the previously reported Statement of Operations for the three months ended March 31, 2022 to the current Statement of Operations for the same period:

	Three Months Ended March 31, 2022
	Dawson	Breckenridge	Eliminations	Dawson
	Previously Reported			As Adjusted

Operating revenues	$18,359	$4,902	$(1,327)	$21,934

Operating costs:
Operating expenses	12,638	3,092	(1,327)	14,403
General and administrative	5,531	337	—	5,868
Depreciation and amortization	2,634	467	—	3,101
	20,803	3,896	(1,327)	23,372

(Loss) income from operations	(2,444)	1,006	—	(1,438)

Other income (expense):
Interest income	25	1	—	26
Interest expense	(11)	—	—	(11)
Other income (expense), net	39	—	—	39
(Loss) income before income tax	(2,391)	1,007	—	(1,384)
Income tax expense	—	(1)	—	(1)
Net (loss) income	(2,391)	1,006	—	(1,385)
Other comprehensive loss:
Net unrealized loss on foreign exchange rate translation	(233)	—	—	(233)

Comprehensive (loss) income	$(2,624)	$1,006	$—	$(1,618)
Basic loss per share of common stock	$(0.10)	$—	$—	$(0.06)
Diluted loss per share of common stock	$(0.10)	$—	$—	$(0.06)
Weighted average equivalent common shares outstanding	23,692,558	—	—	24,709,159
Weighted average equivalent common shares outstanding
- assuming dilution	23,692,558	—	—	24,709,159

The following table reconciles the previously reported Statement of Cash Flows for the three months ended March 31, 2022 to the current Statement of Cash Flows for the same period:

	Three Months Ended March 31, 2022
	Dawson	Breckenridge	Dawson
	Previously Reported		As Adjusted

Cash flows from operating activities:
Net (loss) income	$(2,391)	$1,006	$(1,385)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,634	467	3,101
Operating lease cost	255	—	255
Non-cash compensation	279	—	279
Gain on disposal of assets	(10)	—	(10)
Remeasurement and other	(23)	—	(23)
Change in operating assets and liabilities:
Increase in accounts receivable	(9,851)	(1,907)	(11,758)
Decrease (increase) in prepaid expenses and other assets	78	(7)	71
(Decrease) increase in accounts payable	(576)	2,416	1,840
Increase in accrued liabilities	47	104	151
Decrease in operating lease liabilities	(247)	—	(247)
Decrease in deferred revenue	(855)	(568)	(1,423)
Net cash (used in) provided by operating activities	(10,660)	1,511	(9,149)

Cash flows from investing activities:
Capital expenditures	(28)	—	(28)
Proceeds from disposal of assets	10	—	10
Net cash used in investing activities	(18)	—	(18)

Cash flows from financing activities:
Principal payments on notes payable	(328)	—	(328)
Principal payments on finance leases	(9)	—	(9)
Tax withholdings related to stock-based compensation awards	(79)	—	(79)
Sale of treasury stock	113	—	113
Breckenridge cash contributions prior to acquisition	—	1,950	1,950
Net cash (used in) provided by financing activities	(303)	1,950	1,647

Effect of exchange rate changes on cash and cash equivalents and restricted cash	—	—	—

Net (decrease) increase in cash and cash equivalents and restricted cash	(10,981)	3,461	(7,520)

Cash and cash equivalents and restricted cash at beginning of period	30,376	—	30,376

Cash and cash equivalents and restricted cash at end of period	$19,395	$3,461	$22,856

Supplemental cash flow information:
Cash paid for interest	$11	$—	$11

Non-cash operating, investing and financing activities:
Increase in right-of-use assets and operating lease liabilities	$527	$—	$527
Financed insurance premiums	$944	$—	$944
Deemed contribution of Breckenridge net assets	$—	$(6,472)	$(6,472)

The following table details the standalone Breckenridge Statement of Operations for the three months ended March 31, 2023:

March 31, 2023

Operating revenues	$782

Operating costs:
Operating expenses	806
General and administrative	438
Depreciation and amortization	505
1,749

Loss from operations	(967)

Other income (expense):
Interest income	2
Interest expense	—
Other (expense) income, net	(11)
Loss before income tax	(976)
Income tax benefit	—
Net loss	$(976)

11. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements, our financial position, business strategy and plans, objectives of our management for future operations, including statements related to the expected or potential impact of the novel coronavirus (“COVID-19”) pandemic on our business, financial condition and results of operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. These risks include, but are not limited to, the Company’s status as a controlled public company, which exempts the Company from certain corporate governance requirements; the limited market for the Company’s shares, which could result in the delisting of the Company’s shares from Nasdaq and the Company no longer being required to make filings with the SEC; the impact of general economic, industry, market or political conditions; dependence upon energy industry spending; changes in exploration and production spending by our customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of our customers, particularly during extended periods of low prices for crude oil and natural gas; the volatility of oil and natural gas prices; changes in economic conditions; the severity and duration of the COVID-19 pandemic, related economic repercussions and the resulting impact on demand for oil and gas; surplus in the supply of oil and the ability of the Organization of the Petroleum Exporting Countries and its allies, collectively known as OPEC+, to agree on and comply with supply limitations; the duration and magnitude of the unprecedented disruption in the oil and gas industry currently resulting from the impact of the foregoing factors, which is negatively impacting our business; the potential for contract delays; reductions or cancellations of service contracts; limited number of customers; credit risk related to our customers; reduced utilization; high fixed costs of operations and high capital requirements; operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees and remote work arrangements; industry competition; external factors affecting the Company’s crews such as weather interruptions and inability to obtain land access rights of way; whether the Company enters into turnkey or day rate contracts; crew productivity; the availability of capital resources; disruptions in the global economy, including export controls and financial and economic sanctions imposed on certain industry sectors and parties as a result of the developments in Ukraine and related activities; and whether or not a future transaction or other action occurs that causes the Company to be delisted from Nasdaq and no longer be required to make filings with the SEC. A discussion of these and other factors, including risks and uncertainties, is set forth in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 13, 2023 and any subsequent Quarterly Reports on Form 10-

Q filed with the SEC. The Company disclaims any intention or obligation to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We began the year with one large channel count crew operating in the lower 48 dropping to one mid-size channel count crew in February through the end of the first quarter. A second mid-size crew deployed in early March. During the Canadian winter season that ended in early April, there were up to four smaller crews in operation. With the conclusion of the winter season, there is currently no crew activity in Canada.

The operation of the two crews in the lower 48 continued into the second quarter, with one larger channel count crew in the Eagle Ford area and one mid-size crew in the Utica Basin. We anticipate that the Utica Basin crew will have an extended period of down time during the middle of the second quarter due to project readiness delays. Efforts are ongoing to fill the near term period of low utilization until the crew returns to the second Utica project later in the second quarter.

Capital spending levels by Exploration and Production companies is improving but remains low compared to pre-pandemic levels. Consequently, demand for seismic services in North America also remains below pre-pandemic levels and bid activity continues to be intermittent. The ability to fill gaps in the schedule with smaller projects remains a focus and visibility for 2023 has improved compared to the same time one year ago. We expect to operate two crews through the third quarter and may encounter periods of low utilization affecting one crew near the end of the third quarter and into the fourth quarter. As mentioned, we are directing efforts to fill the schedule during both periods. Based on currently available information, crew activity in the lower 48 during the fourth quarter and into the first quarter of 2024 is expected to be at high levels.

Our first quarter success is primarily the result of improved market conditions, timing of projects becoming crew ready and operational execution by the Dawson team. Since the onset of the COVID-19 pandemic, Exploration and Production companies have maintained a commitment toward financial discipline. As a result, many seismic projects that were scheduled for 2021 and 2022, in some cases, were either shelved or delayed. Much of this, however, started to change as seismic projects that had been placed on hold began to return to market in late 2022. For the first quarter of 2023, we experienced our first profitable quarter since 2020, absent Breckenridge contribution.

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

Results of Operations

Operating Revenues. Operating revenues for the first quarter of 2023 increased 34.1% to $29,408,000 compared to $21,934,000 in the same period of 2022. The increased revenue during the first quarter of 2023 compared to the same period of 2022 was primarily due to increased crew utilization during 2023.

Operating Expenses. Operating expenses for the first quarter of 2023 increased 65.1% to $23,782,000 compared to $14,403,000 in the same period of 2022. The increase in operating expenses during the first quarter of 2023 compared to the same period of 2022 was primarily due to the increased crew utilization during 2023.

General and Administrative Expenses. General and administrative expenses were 11.9% and 26.8% of revenues in the first quarter of 2023 and 2022, respectively. General and administrative expenses decreased $2,369,000 or 40.4% to $3,499,000 during the first quarter of

2023 from $5,868,000 during the same period of 2022. The primary factors for the decrease in general and administrative expenses during the first quarter of 2023 compared to the same period of 2022 was due to transaction costs of $715,000 in connection with the Purchase Agreement with Breckenridge in the first quarter of 2023 compared to $2,872,000 incurred related to the previously disclosed proposed merger with a subsidiary of Wilks Brothers, LLC during the same period of 2022.

Depreciation and Amortization Expense. Depreciation and amortization expense for the first quarter of 2023 totaled $2,700,000 compared to $3,101,000 for the same period of 2022. Depreciation expense decreased in 2023 compared to 2022 as a result of multiple years of reduced capital expenditures.

Total operating costs for the first quarter of 2023 were $29,981,000, representing a 28.3% increase from the same period of 2022. The increase in operating costs for the first quarter of 2023 compared to 2022 was primarily due to the factors described above.

Income Taxes. Income tax benefit for the first quarter of 2023 was $17,000, compared to income tax expense of $1,000 for the same period of 2022. These amounts represent effective tax rates of 4.0% and -0.1% for the first quarters of 2023 and 2022, respectively. The Company’s nominal or negative effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

Our effective tax rates differ from the statutory federal rate of 21.0% for certain items such as state and local taxes, valuation allowances, and non-deductible expenses. For further information, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

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

The reconciliation of our EBITDA to net loss and to net cash used in operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended March 31,
	2023	2022 (as adjusted)
Net loss	$(413)	$(1,385)
Depreciation and amortization	2,700	3,101
Interest (income) expense, net	(91)	(15)
Income tax (benefit) expense	(17)	1
EBITDA	$2,179	$1,702

	Three Months Ended March 31,
	2023	2022 (as adjusted)
Net cash used in operating activities	$(1,820)	$(9,149)
Changes in working capital and other items	4,253	11,385
Non-cash adjustments to net loss	(254)	(534)
EBITDA	$2,179	$1,702

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

Cash Flows. Net cash used in operating activities was $1,820,000 and $9,149,000 for the three months ended March 31, 2023 and 2022, respectively. This decrease was primarily due to cash received for an employee retention credit of $3,035,000 in 2023 along with various changes in the balances of our operating assets and liabilities.

Net cash used in investing activities was $2,595,000 and $18,000 for the three months ended March 31, 2023 and 2022, respectively. The increase in cash used in investing activities between periods of $2,577,000 was primarily due to an increase in cash capital expenditures to $1,606,000 for the first three months of 2023 compared to capital expenditures of $28,000 for the same period of 2022. Additionally, in connection with the Transaction, Breckenridge acquired $1,000,000 of short-term investments that was a deemed distribution in the non-cash section of our Consolidated Statements of Cash Flows.

Net cash used in financing activities was $3,224,000 for the three months ended March 31, 2023 and was primarily comprised of principal payments of $144,000 and $25,000 under our notes payable and finance leases, respectively. Additionally, in connection with the Transaction, Breckenridge had cash distributions of $3,055,000. Net cash provided by financing activities for the three months ended March 31, 2023 was $1,647,000 and was primarily comprised of principal payments of $328,000 and $9,000 under our notes payable and finance leases, respectively and tax withholdings related to stock-based compensation awards. These amounts were offset by sales of our treasury stock of $113,000 and Breckenridge cash contributions of $1,950,000 in connection with the Transaction.

Capital Expenditures. The Board of Directors approved an initial 2023 capital budget in the amount of $5,000,000 for capital expenditures, which was limited to necessary maintenance capital requirements and incremental recording channel replacement or increase. For the three months ended March 31, 2023, we have spent $1,117,000 on capital expenditures, primarily for rolling stock and maintenance capital requirements. In recent years, we have funded most of our capital expenditures through cash flow from operations, cash reserves, equipment term loans and finance leases.

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

Loan Agreement

Dominion Credit Facility. On September 30, 2019, we entered into a Loan and Security Agreement with Dominion Bank. On March 21, 2023, we entered into a Fourth Loan Modification Agreement to the Loan and Security Agreement (as amended by (i) that certain Loan Modification Agreement dated as of September 30, 2020, (ii) that certain Second Loan Modification Agreement dated as of September 30, 2021, (iii) that certain Third Loan Modification Agreement dated as of September 30, 2022, and (iv) the Fourth Modification, the “Loan Agreement”) for the purpose of (a) amending the principal amount under our line of credit with Dominion Bank, and (b) obtaining Dominion Bank’s consent with respect to our consummation of the Transaction and related waivers with respect to implicated covenants. The Loan Agreement now provides for a secured revolving credit facility in an amount up to the lesser of (I) $5,000,000 or (II) a sum equal to (A) 80% of our eligible accounts receivable plus (B) 100% of the amount on deposit with Dominion Bank in our collateral account, including a certificate of deposit for $5,000,000. Previously, Dominion Bank’s commitment was for up to $10,000,000. We received a limited waiver and consent from Dominion Bank with respect to any non-compliance with applicable covenants under the Loan Agreement, including the tangible net worth covenant, in connection with the Purchase Agreement and the issuance of the common shares and the Convertible Note in the Transaction. As of March 31, 2023, we have not borrowed any amounts under the Revolving Credit Facility and have approximately $5,000,000 available for withdrawal.

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

Dominion Letters of Credit. As of March 31, 2023, Dominion Bank has issued one letter of credit in the amount of $265,000 to support our workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Convertible Note

As of March 31, 2023, we have a convertible note payable of approximately $9,880,000 payable on or after June 30, 2024 to Wilks upon written demand. With shareholder approval, this Convertible Note may be converted to 5,811,765 shares of common stock at a conversion price equal to $1.70.

Other Indebtedness

As of March 31, 2023, we have two short-term notes payable to a finance company for various insurance premiums totaling $500,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Condensed Consolidated Balance Sheet as of March 31, 2023 includes finance leases of $368,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$500	$205
Interest rates range from 7.99% to 8.24%

The aggregate maturities of finance leases as of March 31, 2023 are as follows (in thousands):

April 2023 - March 2024	$91
April 2024 - March 2025	97
April 2025 - March 2026	150
April 2026 - March 2027	30
Obligations under finance leases	$368

Interest rates range from 5.29% to 7.66%.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which reduces the number of accounting models for convertible debt instruments. Such limiting results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. It also simplifies the accounting for convertible instruments, reduces complexity for preparers and practitioners, and improves the decision usefulness and relevance of the information provided to financial statement users. In addition to eliminating certain accounting models, the Board also decided to enhance information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share guidance on the basis of feedback from financial statement users. For smaller reporting companies, this ASU is effective for the annual period beginning after December 15, 2023, including interim periods within that annual period. Early adoption is permitted. This ASU can be adopted through either a modified retrospective or a fully retrospective method of transition. An entity that elects to early adopt in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period; however, we had no transactions subject to this ASU outstanding at the beginning of the fiscal year. We adopted this guidance in the first quarter of 2023 with the modified retrospective method and it did not have a material impact on our consolidated financial statements.

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

Concentration of Credit Risk

Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at March 31, 2023. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several smaller clients.

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

We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At March 31, 2023, cash, restricted cash and short term investments totaled $16,209,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 7 – Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a discussion of the Company’s legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our financial condition or results of operations.

ITEM 6. EXHIBITS

Number	Exhibit

2.1++

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

10.2

Convertible Note, dated as of March 24, 2023, issued by Dawson Geophysical Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 24, 2023, and incorporated herein by reference.

10.3

Voting Agreement, dated as of March 24, 2023, by and between Dawson Geophysical Company and Wilks Brothers, LLC, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 24, 2023, and incorporated herein by reference.

10.4

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023 and 2022, (ii) Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements.

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

DAWSON GEOPHYSICAL COMPANY

DATE: May 15, 2023	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief Executive Officer

DATE: May 15, 2023	By:	/s/ James K. Brata
James K. Brata
Executive Vice President, Chief Financial Officer, Secretary and Treasurer