Form 10-Q
period 2023-06-30
DAWSON GEOPHYSICAL CO
filed 2023-07-31
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at July 26, 2023
Common Stock, $0.01 par value	25,000,564 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30,	December 31,
	2023	2022 (as adjusted)
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,087	$18,603
Restricted cash	5,000	5,000
Short-term investments	265	265
Accounts receivable, net	5,486	7,972
Employee retention credit receivable	—	3,035
Prepaid expenses and other current assets	10,672	8,951
Total current assets	39,510	43,826

Property and equipment, net	17,409	20,468

Right-of-use assets	3,784	4,010

Intangibles, net	377	369

Total assets	$61,080	$68,673

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,447	$4,140
Accrued liabilities:
Payroll costs and other taxes	1,052	2,001
Other	1,129	1,280
Deferred revenue	9,099	7,380
Current maturities of notes payable and finance leases	566	275
Convertible note payable to controlling shareholder	9,880	—
Current maturities of operating lease liabilities	1,211	1,118
Total current liabilities	28,384	16,194

Long-term liabilities:
Notes payable and finance leases, net of current maturities	762	207
Operating lease liabilities, net of current maturities	2,979	3,331
Deferred tax liabilities, net	15	137
Total long-term liabilities	3,756	3,675

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
25,000,564 and 23,812,329 shares issued, and 25,000,564 and 23,812,329 shares
outstanding at June 30, 2023 and December 31, 2022, respectively	250	238
Additional paid-in capital	146,856	155,413
Accumulated deficit	(116,336)	(112,469)
Equity of Breckenridge prior to acquisition	—	7,695
Accumulated other comprehensive loss, net	(1,830)	(2,073)
Total stockholders’ equity	28,940	48,804

Total liabilities and stockholders’ equity	$61,080	$68,673

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited and amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022 (as adjusted)	2023	2022 (as adjusted)
Operating revenues	$20,219	$4,765	$49,627	$26,699

Operating costs:
Operating expenses	19,906	6,785	43,688	21,188
General and administrative	2,977	2,828	6,476	8,696
Depreciation and amortization	2,113	3,010	4,813	6,111
	24,996	12,623	54,977	35,995

Loss from operations	(4,777)	(7,858)	(5,350)	(9,296)

Other income (expense):
Interest income	136	30	244	56
Interest expense	(14)	(9)	(31)	(20)
Other income (expense), net	143	273	195	312

Loss before income tax	(4,512)	(7,564)	(4,942)	(8,948)

Income tax benefit (expense):	82	(15)	99	(16)

Net loss	(4,430)	(7,579)	(4,843)	(8,964)

Other comprehensive income (loss):
Net unrealized income (loss) on foreign exchange rate translation	249	(439)	243	(672)

Comprehensive loss	$(4,181)	$(8,018)	$(4,600)	$(9,636)

Basic loss per share of common stock	$(0.18)	$(0.30)	$(0.19)	$(0.36)

Diluted loss per share of common stock	$(0.18)	$(0.30)	$(0.19)	$(0.36)

Weighted average equivalent common shares outstanding	25,000,564	25,000,564	25,000,564	24,855,667

Weighted average equivalent common shares outstanding - assuming dilution	25,000,564	25,000,564	25,000,564	24,855,667

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and amounts in thousands)

	Six Months Ended June 30,
	2023	2022 (as adjusted)
Cash flows from operating activities:
Net loss	$(4,843)	$(8,964)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,813	6,111
Operating lease cost	521	499
Non-cash compensation	—	368
Deferred income tax benefit	(121)	—
(Gain) loss on disposal of assets	(31)	643
Remeasurement and other	(2)	(20)
Change in operating assets and liabilities:
Decrease in accounts receivable	1,495	4,926
Decrease in employee retention credit receivable	3,035	—
(Increase) decrease in prepaid expenses and other assets	(1,280)	88
Increase (decrease) in accounts payable	2,037	(758)
Decrease in accrued liabilities	(1,037)	(223)
Decrease in operating lease liabilities	(554)	(496)
Increase (decrease) in deferred revenue	1,718	(440)

Net cash provided by operating activities	5,751	1,734

Cash flows from investing activities:
Capital expenditures, net of non-cash capital expenditures summarized below (if applicable)	(2,021)	(142)
Acquisition of short-term investments	(1,000)	—
Proceeds from disposal of assets	31	242

Net cash (used in) provided by investing activities	(2,990)	100

Cash flows from financing activities:
Principal payments on notes payable	(331)	(713)
Principal payments on finance leases	(68)	(18)
Tax withholdings related to stock-based compensation awards	—	(79)
Sale of treasury stock	—	113
Breckenridge cash (distributions) contributions prior to acquisition	(3,055)	3,871

Net cash (used in) provided by financing activities	(3,454)	3,174

Effect of exchange rate changes on cash and cash equivalents and restricted cash	177	(192)

Net (decrease) increase in cash and cash equivalents and restricted cash	(516)	4,816

Cash and cash equivalents and restricted cash at beginning of period	23,603	30,376

Cash and cash equivalents and restricted cash at end of period	$23,087	$35,192

Supplemental cash flow information:
Cash paid for interest	$32	$20
Cash received for income taxes	$—	$7

Non-cash operating, investing and financing activities:
Decrease in accrued purchases of property and equipment	$(605)	$—
Finance leases incurred	$800	$—
Increase in right-of-use assets and operating lease liabilities	$283	$527
Financed insurance premiums	$440	$944
Convertible note for asset purchase	$9,880	$—
Deemed distribution of Breckenridge net assets not acquired	$2,329	$—
Deemed contribution of Breckenridge net assets	$—	$(6,472)
Acquisition of net assets of Breckenridge	$(1,335)	$—

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and amounts in thousands, except share data)

	Equity				Retained	Accumulated
	Attributable	Common Stock		Additional	Earnings	Other
	to Breckenridge	Number		Paid-in	(Accumulated	Comprehensive
	Prior to Acquisition	Of Shares	Amount	Capital	Deficit)	Loss	Total
Balance January 1, 2023 (as adjusted)	$7,695	23,812,329	$238	$155,413	$(112,469)	$(2,073)	$48,804
Net (loss) income	(976)				563		(413)
Unrealized loss on foreign exchange rate translation						(6)	(6)
Issuance of stock for Breckenridge acquisition	(1,335)	1,188,235	12	2,008			685
Excess of purchase price over net assets acquired				(10,565)			(10,565)
Breckenridge cash distributions prior to acquisition	(3,055)						(3,055)
Deemed distribution of Breckenridge net assets not acquired	(2,329)						(2,329)
Balance March 31, 2023	—	25,000,564	250	146,856	(111,906)	(2,079)	33,121
Net loss					(4,430)		(4,430)
Unrealized income on foreign exchange rate translation						249	249
Balance June 30, 2023	$—	25,000,564	$250	$146,856	$(116,336)	$(1,830)	$28,940

	Equity				Retained	Accumulated
	Attributable	Common Stock		Additional	Earnings	Other
	to Breckenridge	Number		Paid-in	(Accumulated	Comprehensive
	Prior to Acquisition	Of Shares	Amount	Capital	Deficit)	Loss	Total
Balance January 1, 2022	$—	23,692,379	$237	$155,268	$(92,018)	$(1,010)	$62,477
Net income (loss)	1,006				(2,391)		(1,385)
Unrealized loss on foreign exchange rate translation						(233)	(233)
Issuance of common stock under stock compensation plans		155,000	1	(1)			—
Stock-based compensation expense				279			279
Shares exchanged for taxes on stock-based compensation		(35,050)	—	(79)			(79)
Treasury stock sale				113			113
Deemed contribution of Breckenridge net assets	6,472						6,472
Breckenridge cash contributions prior to acquisition	1,950						1,950
Balance March 31, 2022 (as adjusted)	9,428	23,812,329	238	155,580	(94,409)	(1,243)	69,594
Net income (loss)	99				(7,678)		(7,579)
Unrealized loss on foreign exchange rate translation						(439)	(439)
Stock-based compensation expense				89			89
Breckenridge cash contributions prior to acquisition	1,921						1,921
Balance June 30, 2022 (as adjusted)	$11,448	23,812,329	$238	$155,669	$(102,087)	$(1,682)	$63,586

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

Asset Purchase Agreement. On March 24, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Wilks Brothers, LLC (“Wilks”) and Breckenridge Geophysical, LLC (“Breckenridge”), a wholly owned subsidiary of Wilks. Pursuant to the Purchase Agreement, the Company completed the purchase of substantially all of the Breckenridge assets related to seismic data acquisition services other than its multi-client data library, in exchange for a combination of equity consideration and a convertible note (the “Transaction”). While the Transaction was structured as an asset purchase, the Company’s financial presentation reflects combined results of the two companies as if the combination occurred on January 14, 2022, the date Wilks became the majority shareholder of the Company. This is due to the fact that both the Company and Breckenridge were under Wilks’ control from January 14, 2022 forward. The presentation is required as a combination of entities under common control. As part of the Purchase Agreement, in addition to the 1,188,235 shares of our common stock issued to Wilks at closing, we entered into a convertible note to deliver approximately 5.8 million shares of common stock to Wilks after the Company receives shareholder approval of the proposal to issue the shares upon conversion of the convertible note in accordance with NASDAQ Listing Rule 5635 (the “Convertible Note”). Until such approval, a convertible note payable amounting to approximately $9.9 million is included in liabilities on the Company’s Condensed Consolidated Balance Sheets based on its contractual maturity. The Company filed a preliminary proxy statement related to the acquisition with the SEC on June 27, 2023, and will file a definitive proxy statement and call a shareholder meeting to approve the conversion of the Convertible Note as soon as practicable.

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

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements for the three and six months ended June 30, 2023 include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Dawson Seismic Services Holdings, Inc., Eagle Canada, Inc., Eagle Canada Seismic Services ULC, and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Additionally, all transactions between the Company and Breckenridge for the year ended December 31, 2022 are retrospectively being eliminated on a combined, as pooled basis. For the year ended December 31, 2022, the Company recorded approximately $2,200,000 of related party revenue from Breckenridge. For the three and six months ended June 30, 2022, the Company recorded related party revenue from Breckenridge of approximately $206,000 and $1,532,000, respectively.

Allowance for Doubtful Accounts. The Company’s allowance for doubtful accounts reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument and is determined based on a number of factors. Management determines the need for any allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs, its current client base, when customer accounts exceed 90 days past due and specific customer account reviews. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. The Company's allowance for doubtful accounts was $250,000 at June 30, 2023 and December 31, 2022.

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

Recently Issued Accounting Pronouncements

None.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

At June 30, 2023 and December 31, 2022, the Company’s financial instruments included cash and cash equivalents, restricted cash, short-term investments in certificates of deposit, accounts receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating lease liabilities. Due to the short-term maturities of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes payable, finance leases and operating lease liabilities approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes payable and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022 (as adjusted)	2023	2022 (as adjusted)
Operating Revenues
United States	$20,116	$4,266	$38,912	$15,024
Canada	103	499	10,715	11,675
Total	$20,219	$4,765	$49,627	$26,699

Deferred Costs (in thousands)

Deferred costs were $5,433 and $972 at January 1, 2023 and 2022, respectively. The Company’s prepaid expenses and other current assets at June 30, 2023 and 2022 included deferred costs incurred to fulfill contracts with customers of $7,226 and $382, respectively.

Deferred costs at June 30, 2023 compared to January 1, 2023 increased primarily as a result of new projects for clients with significant deferred fulfillment costs at June 30, 2023. Deferred costs at June 30, 2022 compared to January 1, 2022 decreased primarily as a result of the completion of several projects during that six month period that had deferred fulfillment costs at January 1, 2022.

The amount of total deferred costs amortized for the six months ended June 30, 2023 and 2022 was $17,559 and $1,669, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue (in thousands)

Deferred revenue was $7,380 and $1,344 at January 1, 2023 and 2022, respectively. The Company’s deferred revenue at June 30, 2023 and 2022 was $9,099 and $1,472, respectively.

Deferred revenue at June 30, 2023 compared to January 1, 2023 increased primarily as a result of new projects for clients with large third party reimbursables where data had not yet been recorded. Deferred revenue at June 30, 2022 compared to January 1, 2022 remained fairly consistent.

Revenue recognized for the three and six months ended June 30, 2023 that was included in the contract liability balance at the beginning of 2023 was $3,846 and $0, respectively. Revenue recognized for the three and six months ended June 30, 2022 that was included in the contract liability balance at the beginning of 2022 was $0 and $936, respectively.

5. DEBT

Dominion Loan Agreement

On September 30, 2019, the Company entered into a Loan and Security Agreement with Dominion Bank, a Texas state bank (“Dominion Bank”). On March 21, 2023, the Company entered into a Fourth Loan Modification Agreement (the “Fourth Modification”) to the Loan and Security Agreement (as amended by (i) that certain Loan Modification Agreement dated as of September 30, 2020, (ii) that certain Second Loan Modification Agreement dated as of September 30, 2021, (iii) that certain Third Loan Modification Agreement dated as of September 30, 2022, and (iv) the Fourth Modification, the “Loan Agreement”) for the purpose of (a) amending the principal amount under the Company’s line of credit with Dominion Bank, and (b) obtaining Dominion Bank’s consent with respect to the Company’s consummation of the Transaction and related waivers with respect to implicated covenants. The Loan Agreement now provides for a secured revolving credit facility (the “Revolving Credit Facility”) in an amount up to the lesser of (I) $5,000,000 or (II) a sum equal to (A) 80% of the Company’s eligible accounts receivable plus (B) 100% of the amount on deposit with Dominion Bank in the Company’s collateral account, including a certificate of deposit for $5,000,000 (the “Deposit”). Previously, Dominion Bank’s commitment was for up to $10,000,000. The Company has received limited waivers and consents from Dominion Bank with respect to any non-compliance with applicable covenants under the Loan Agreement, including the current ratio, tangible net worth covenant and tangible net worth to debt covenant, in connection with the Purchase Agreement and the issuance of the common shares and the Convertible Note. As of June 30, 2023, the Company has not borrowed any amounts under the Revolving Credit Facility and has approximately $5,000,000 available for withdrawal.

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

Dominion Letters of Credit

As of June 30, 2023, Dominion Bank has issued one letter of credit in the amount of $265,000 to support the Company’s workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Convertible Note

As of June 30, 2023, the Company has a short-term convertible note payable of approximately $9,880,000 payable on or after June 30, 2024 to Wilks upon written demand in accordance with the terms and conditions set forth in the Convertible Note. With shareholder approval, this note will be converted to 5,811,765 shares of common stock at a conversion price equal to $1.70.

Other Indebtedness

As of June 30, 2023, the Company has two short-term notes payable to a finance company for various insurance premiums totaling $313,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Condensed Consolidated Balance Sheet as of June 30, 2023 includes finance leases of $1,014,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$313	$205
Interest rates range from 7.99% to 8.24%

The aggregate maturities of finance leases as of June 30, 2023 are as follows (in thousands):

July 2023 - June 2024	$252
July 2024 - June 2025	267
July 2025 - June 2026	358
July 2026 - June 2027	137
Obligations under finance leases	$1,014

Interest rates on these leases are 4.85% to 7.66%.

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

Maturities of lease liabilities as of June 30, 2023 are as follows (in thousands):

	Operating Leases	Finance Leases
July 2023 - June 2024	$1,400	$305
July 2024 - June 2025	1,213	305
July 2025 - June 2026	1,082	376
July 2026 - June 2027	849	141
July 2027 - June 2028	58	—
Thereafter	—	—
Total payments under lease agreements	4,602	1,127

Less imputed interest	(418)	(113)

Total lease liabilities	$4,184	$1,014

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

The computation of basic and diluted loss per share (in thousands, except share and per share data) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022 (as adjusted)	2023	2022 (as adjusted)
Net loss	$(4,430)	$(7,579)	$(4,843)	$(8,964)
Weighted average common shares outstanding
Basic	25,000,564	25,000,564	25,000,564	24,855,667
Dilutive common stock options, restricted stock unit awards and restricted stock awards	—	—	—	—
Diluted	25,000,564	25,000,564	25,000,564	24,855,667
Basic loss per share of common stock	$(0.18)	$(0.30)	$(0.19)	$(0.36)
Diluted loss per share of common stock	$(0.18)	$(0.30)	$(0.19)	$(0.36)

The Company had a net loss for the three and six months ended June 30, 2023 and 2022. As a result, all stock options, restricted stock unit awards and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for those periods. Basic and diluted weighted average shares outstanding for all periods reflect the issuance of 1,188,235 shares of our common stock to Wilks in relation to the Transaction as if such shares were issued on January 18, 2022.

The 5,811,765 shares issuable upon conversion of the Convertible Note have been excluded from the calculation of diluted loss per share of common stock, as their effect would be anti-dilutive.

9. INCOME TAXES

For the three and six months ended June 30, 2023, the Company’s effective tax rates were 1.8% and 2.0%, respectively. The Company’s effective tax rates were -0.2% for the second quarter and first six months of 2022. The Company’s nominal or negative effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

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

The income tax benefit for the three and six months ended June 30, 2023 does not include income tax benefits for all of the losses incurred because the Company has recorded valuation allowances against significantly all of its federal, state and foreign deferred tax assets. The Company has recorded valuation allowances against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, a federal valuation allowance and additional state valuation allowances were maintained during the three and six months ended June 30, 2023 and 2022. In addition, due to the Company’s recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowances considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

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

Deemed Distribution (Contribution)	Six Months Ended June 30,
	2023	2022
Deemed distribution (contribution) of short-term investments	$1,000	$—
Deemed distribution (contribution) of accounts receivable	1,015	(2,605)
Deemed distribution (contribution) of prepaids and other	1	(133)
Deemed distribution (contribution) of land and buildings	514	(4,726)
Deemed (distribution) contribution of accounts payable	(132)	196
Deemed (distribution) contribution of accrued liabilities	(69)	228
Deemed (distribution) contribution of deferred revenue	—	568
Deemed distribution of Breckenridge net assets not acquired	$2,329
Deemed contribution of Breckenridge net assets		$(6,472)

Historical Carrying Value of Assets Acquired	March 24, 2023
Accounts receivable, net	$67
Prepaid expenses and other current assets	56
Property and equipment, net	1,322
Other accrued liabilities	(16)
Deferred revenue	(94)
Acquisition of Breckenridge net assets	$1,335

Total consideration for the asset purchase (in thousands) is as follows:

Consideration Paid	March 24, 2023
Common stock issued	$2,020
Note payable issued	9,880
Purchase price	$11,900

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

The following tables reconcile the previously reported Statement of Operations for the three and six months ended June 30, 2022 to the current Statement of Operations for the same periods:

	Three Months Ended June 30, 2022
	Dawson	Breckenridge	Eliminations and	Dawson
	Previously Reported		Other Adjustments	As Adjusted

Operating revenues	$921	$4,050	$(206)	$4,765

Operating costs:
Operating expenses	4,013	2,978	(206)	6,785
General and administrative	2,415	413	—	2,828
Depreciation and amortization	2,451	559	—	3,010
	8,879	3,950	(206)	12,623

(Loss) income from operations	(7,958)	100	—	(7,858)

Other income (expense):
Interest income	29	1	—	30
Interest expense	(9)	—	—	(9)
Other income (expense), net	276	(3)	—	273
(Loss) income before income tax	(7,662)	98	—	(7,564)
Income tax (expense) benefit	(16)	1	—	(15)
Net (loss) income	(7,678)	99	—	(7,579)
Other comprehensive loss:
Net unrealized loss on foreign exchange rate translation	(439)	—	—	(439)

Comprehensive (loss) income	$(8,117)	$99	$—	$(8,018)
Basic loss per share of common stock	$(0.32)	$—	$0.02	$(0.30)
Diluted loss per share of common stock	$(0.32)	$—	$0.02	$(0.30)
Weighted average equivalent common shares outstanding	23,812,329	—	1,188,235	25,000,564
Weighted average equivalent common shares outstanding
- assuming dilution	23,812,329	—	1,188,235	25,000,564

	Six Months Ended June 30, 2022
	Dawson	Breckenridge	Eliminations and	Dawson
	Previously Reported		Other Adjustments	As Adjusted

Operating revenues	$19,280	$8,951	$(1,532)	$26,699

Operating costs:
Operating expenses	16,651	6,069	(1,532)	21,188
General and administrative	7,946	750	—	8,696
Depreciation and amortization	5,085	1,026	—	6,111
	29,682	7,845	(1,532)	35,995

(Loss) income from operations	(10,402)	1,106	—	(9,296)

Other income (expense):
Interest income	54	2	—	56
Interest expense	(20)	—	—	(20)
Other income (expense), net	315	(3)	—	312
(Loss) income before income tax	(10,053)	1,105	—	(8,948)
Income tax expense	(16)	—	—	(16)
Net (loss) income	(10,069)	1,105	—	(8,964)
Other comprehensive loss:
Net unrealized loss on foreign exchange rate translation	(672)	—	—	(672)

Comprehensive (loss) income	$(10,741)	$1,105	$—	$(9,636)
Basic loss per share of common stock	$(0.42)	$—	$0.06	$(0.36)
Diluted loss per share of common stock	$(0.42)	$—	$0.06	$(0.36)
Weighted average equivalent common shares outstanding	23,752,775	—	1,102,892	24,855,667
Weighted average equivalent common shares outstanding
- assuming dilution	23,752,775	—	1,102,892	24,855,667

The following table reconciles the previously reported Statement of Cash Flows for the six months ended June 30, 2022 to the current Statement of Cash Flows for the same period:

	Six Months Ended June 30, 2022
	Dawson	Breckenridge	Dawson
	Previously Reported		As Adjusted

Cash flows from operating activities:
Net (loss) income	$(10,069)	$1,105	$(8,964)

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,085	1,026	6,111
Operating lease cost	499	—	499
Non-cash compensation	368	—	368
Gain on disposal of assets	(142)	785	643
Remeasurement and other	(18)	(2)	(20)
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	6,696	(1,770)	4,926
Decrease in prepaid expenses and other assets	68	20	88
(Decrease) increase in accounts payable	(1,508)	750	(758)
(Decrease) increase in accrued liabilities	(491)	268	(223)
Decrease in operating lease liabilities	(496)	—	(496)
Increase (decrease) in deferred revenue	128	(568)	(440)
Net cash provided by operating activities	120	1,614	1,734

Cash flows from investing activities:
Capital expenditures	(95)	(47)	(142)
Proceeds from disposal of assets	142	100	242
Net cash provided by investing activities	47	53	100

Cash flows from financing activities:
Principal payments on notes payable	(713)	—	(713)
Principal payments on finance leases	(18)	—	(18)
Tax withholdings related to stock-based compensation awards	(79)	—	(79)
Sale of treasury stock	113	—	113
Breckenridge cash contributions prior to acquisition	—	3,871	3,871
Net cash (used in) provided by financing activities	(697)	3,871	3,174

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(192)	—	(192)

Net (decrease) increase in cash and cash equivalents and restricted cash	(722)	5,538	4,816

Cash and cash equivalents and restricted cash at beginning of period	30,376	—	30,376

Cash and cash equivalents and restricted cash at end of period	$29,654	$5,538	$35,192

Supplemental cash flow information:
Cash paid for interest	$20	$—	$20
Cash received for income taxes	$7	$—	$7

Non-cash operating, investing and financing activities:
Increase in right-of-use assets and operating lease liabilities	$527	$—	$527
Financed insurance premiums	$944	$—	$944
Deemed contribution of Breckenridge net assets	$—	$(6,472)	$(6,472)

The following table details the standalone Breckenridge Statement of Operations for the three and six months ended June 30, 2023:

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023

Operating revenues	$—	$782

Operating costs:
Operating expenses	—	806
General and administrative	—	438
Depreciation and amortization	—	505
	—	1,749

Loss from operations	—	(967)

Other income (expense):
Interest income	—	2
Interest expense	—	—
Other (expense) income, net	—	(11)
Loss before income tax	—	(976)
Income tax benefit	—	—
Net loss	—	$(976)

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

We began the second quarter with two mid-sized channel count crews operating in the lower 48, dropping to one mid-size channel count crew during the quarter. Utilization of the second crew was negatively impacted by adverse weather conditions and job readiness delays. We continue to operate one crew with anticipation of a second crew being deployed in the mid to late third quarter. Increased utilization of the two crews is expected to continue into the first quarter of 2024 with overall channel count utilization increasing significantly in the fourth quarter of 2023. During the second quarter we completed several legacy Breckenridge projects acquired in the March asset acquisition, which improved overall utilization.

Capital spending levels by Exploration and Production (“E&P”) companies is improving but remains low compared to pre-pandemic levels. Many smaller, privately held companies, in an effort to protect inventory, have curtailed drilling activity. As a result, the number of active drilling rigs in the lower 48 has dropped from 800 at the start of the year to 675, with private drillers accounting for 70 percent of the declines as of July 15, 2023, according to TD Cowen. Despite the decline in drilling activity, operating conditions in the seismic sector have improved from year ago levels, with primary interest coming from publicly traded independent and major E&P companies as well as providers of multi-client data library companies. Our recent and near term activities are in multiple areas outside of the Permian Basin. Bid inquires across the lower 48 have improved from last year as E&P operators are finding greater value in seismic data to aid in the overall development and expansion of their drillable acreage positions.

Despite project readiness issues and unexpected weather delays, we generated significantly improved results from the same period a year ago. As noted above, we started the quarter with two mid-sized crews before dropping to one mid-sized crew during the quarter. We anticipate adding a second crew in the mid to late third quarter, and by the fourth quarter we expect full utilization of two large channel count crews through the end of the year and into the first quarter of 2024. Our order book remains improved and includes several large projects in West Texas and Eastern New Mexico. During the second quarter, we completed and successfully integrated the recently acquired Breckenridge assets. Their experienced personnel and client contacts helped improve utilization rates in the second quarter and further increased our ability to complete several of these projects.

 Looking ahead, interest in our services from larger companies involved in carbon capture and sequestration is gaining momentum. We anticipate a significant increase in carbon capture related seismic activity in 2024 with several large projects in the works across multiple areas in the lower 48. We completed several small carbon capture related seismic projects in 2022 with limited activity so far in 2023.

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

Results of Operations

Operating Revenues. Operating revenues for the second quarter of 2023 increased 324.3% to $20,219,000 compared to $4,765,000 in the same period of 2022. Operating revenues increased 85.9% to $49,627,000 during the first six months of 2023 compared to $26,699,000 in the same period of 2022. The increased revenue during the second quarter and first six months of 2023 compared to the same periods of 2022 was primarily due to increased crew utilization during those periods of 2023.

Operating Expenses. Operating expenses for the second quarter of 2023 increased 193.4% to $19,906,000 compared to $6,785,000 in the same period of 2022. Operating expenses increased 106.2% to $43,688,000 during the first six months of 2023 compared to $21,188,000 in the same period of 2022. The increase in operating expenses during the second quarter and first six months of 2023 compared to the same periods of 2022 was primarily due to the increased crew utilization during those periods of 2023.

General and Administrative Expenses. General and administrative expenses were 14.7% and 13.0% of revenues in the second quarter and first six months of 2023, respectively, compared to 59.3% and 32.6% of revenues in the same periods of 2022. General and administrative expenses increased $149,000 or 5.3% to $2,977,000 during the second quarter of 2023 from $2,828,000 during the same period of 2022, and decreased $2,220,000 or 25.5% to $6,476,000 during the first six months of 2023 from $8,696,000 during the same period of 2022. The primary factor for the increase in general and administrative expenses during the second quarter of 2023 compared to the same period of 2022 was due to transaction charges related to the acquisition of Breckenridge. The primary factor for the decrease in general and administrative expenses during the first six months of 2023 compared to the same period of 2022 was due to transaction costs of $2,872,000 incurred related to the previously disclosed proposed merger with a subsidiary of Wilks Brothers, LLC during the first quarter of 2022.

Depreciation and Amortization Expense. Depreciation and amortization expense for the second quarter and first six months of 2023 totaled $2,113,000 and $4,813,000, respectively, compared to $3,010,000 and $6,111,000 for the same periods of 2022. Depreciation expense decreased in 2023 compared to 2022 as a result of multiple years of reduced capital expenditures. Our depreciation expense is expected to remain below that of 2022 for the remainder of 2023 due to the anticipated continuation of maintenance levels of capital expenditures to maintain our existing asset base.

Total operating costs for the second quarter of 2023 were $24,996,000, representing a 98.0% increase from the same period of 2022. The operating costs for the first six months of 2023 were $54,977,000, representing a 52.7% increase from the same period of 2022. The increase in operating costs for the second quarter and first six months of 2023 compared to 2022 was primarily due to the factors described above.

Income Taxes. Income tax benefit for the second quarter and first six months of 2023 was $82,000 and $99,000, respectively, compared to income tax expense of $15,000 and $16,000 for the same periods of 2022. These amounts represent effective tax rates of 1.8% and 2.0% for the second quarter and first six months of 2023, respectively, compared to -0.2% for the second quarter and first six months of 2022. The Company’s nominal or negative effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

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

The reconciliation of our EBITDA to net loss and to net cash used in operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022 (as adjusted)	2023	2022 (as adjusted)
Net loss	$(4,430)	$(7,579)	$(4,843)	$(8,964)
Depreciation and amortization	2,113	3,010	4,813	6,111
Interest (income) expense, net	(122)	(21)	(213)	(36)
Income tax (benefit) expense	(82)	15	(99)	16
EBITDA	$(2,521)	$(4,575)	$(342)	$(2,873)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022 (as adjusted)	2023	2022 (as adjusted)
Net cash provided by operating activities	$7,571	$10,883	$5,751	$1,734
Changes in working capital and other items	(9,825)	(15,125)	(5,572)	(3,740)
Non-cash adjustments to net loss	(267)	(333)	(521)	(867)
EBITDA	$(2,521)	$(4,575)	$(342)	$(2,873)

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

Cash Flows. Net cash provided by operating activities was $5,751,000 for the six months ended June 30, 2023 compared to $1,734,000 for the same period of 2022. This increase was primarily due to cash received for an employee retention credit of $3,035,000 in 2023 along with various changes in the balances of our operating assets and liabilities.

Net cash used in investing activities was $2,990,000 for the six months ended June 30, 2023 and net cash provided by investing activities was $100,000 for the same period of 2022. The increase in cash used in investing activities between periods of $3,090,000 was primarily due to an increase in cash capital expenditures to $2,021,000 for the first six months of 2023 compared to capital expenditures of $142,000 for the same period of 2022 offset by $242,000 proceeds from disposal of assets. Additionally, in connection with the Transaction, Breckenridge acquired $1,000,000 of short-term investments that was a deemed distribution in the non-cash section of our Consolidated Statements of Cash Flows.

Net cash used in financing activities was $3,454,000 for the six months ended June 30, 2023 and was primarily comprised of principal payments of $331,000 and $68,000 under our notes payable and finance leases, respectively. Additionally, in connection with the Transaction, Breckenridge had cash distributions of $3,055,000. Net cash provided by financing activities for the six months ended June 30, 2022 was $3,174,000 and was primarily comprised of principal payments of $713,000 and $18,000 under our notes payable and finance leases, respectively and tax withholdings related to stock-based compensation awards. These amounts were offset by sales of our treasury stock of $113,000 and Breckenridge cash contributions of $3,871,000 in connection with the Transaction.

Capital Expenditures. The Board of Directors approved an initial 2023 capital budget in the amount of $5,000,000 for capital expenditures, which was limited to necessary maintenance capital requirements and incremental recording channel replacement or increase. For the six months ended June 30, 2023, we have spent $2,216,000 on capital expenditures, primarily for rolling stock and maintenance capital requirements. In recent years, we have funded most of our capital expenditures through cash flow from operations, cash reserves, equipment term loans and finance leases.

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

Loan Agreement

Dominion Credit Facility. On September 30, 2019, we entered into a Loan and Security Agreement with Dominion Bank. On March 21, 2023, we entered into a Fourth Loan Modification Agreement to the Loan and Security Agreement (as amended by (i) that certain Loan Modification Agreement dated as of September 30, 2020, (ii) that certain Second Loan Modification Agreement dated as of September 30, 2021, (iii) that certain Third Loan Modification Agreement dated as of September 30, 2022, and (iv) the Fourth Modification, the “Loan Agreement”) for the purpose of (a) amending the principal amount under our line of credit with Dominion Bank, and (b) obtaining Dominion Bank’s consent with respect to our consummation of the Transaction and related waivers with respect to implicated covenants. The Loan Agreement now provides for a secured revolving credit facility in an amount up to the lesser of (I) $5,000,000 or (II) a sum equal to (A) 80% of our eligible accounts receivable plus (B) 100% of the amount on deposit with Dominion Bank in our collateral account, including a certificate of deposit for $5,000,000. Previously, Dominion Bank’s commitment was for up to $10,000,000. The Company has received limited waivers and consents from Dominion Bank with respect to any non-compliance with applicable covenants under the Loan Agreement, including the current ratio, tangible net worth covenant and tangible net worth to debt covenant, in connection with the Purchase Agreement and the issuance of the common shares and the Convertible Note. As of June 30, 2023, we have not borrowed any amounts under the Revolving Credit Facility and have approximately $5,000,000 available for withdrawal.

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

Dominion Letters of Credit. As of June 30, 2023, Dominion Bank has issued one letter of credit in the amount of $265,000 to support our workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Convertible Note

As of June 30, 2023, we have a short-term convertible note payable of approximately $9,880,000 payable on or after June 30, 2024 to Wilks upon written demand in accordance with the terms and conditions set forth in the Convertible Note. With shareholder approval, this Convertible Note will be converted to 5,811,765 shares of common stock at a conversion price equal to $1.70. The balance of the convertible note payable is included in current liabilities based on its contractual maturity. Pursuant to the terms of the Voting Agreement between the Company and Wilks, management does not expect that the settlement of the convertible note payable will require the outlay of cash.

Other Indebtedness

As of June 30, 2023, we have two short-term notes payable to a finance company for various insurance premiums totaling $313,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Condensed Consolidated Balance Sheet as of June 30, 2023 includes finance leases of $1,014,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$313	$205
Interest rates range from 7.99% to 8.24%

The aggregate maturities of finance leases as of June 30, 2023 are as follows (in thousands):

July 2023 - June 2024	$252
July 2024 - June 2025	267
July 2025 - June 2026	358
July 2026 - June 2027	137
Obligations under finance leases	$1,014

Interest rates range from 4.85% to 7.66%.

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

Concentration of Credit Risk

Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at June 30, 2023. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several smaller clients.

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

We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At June 30, 2023, cash, restricted cash and short term investments totaled $23,352,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023 and 2022, (ii) Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements.

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

DAWSON GEOPHYSICAL COMPANY

DATE: July 31, 2023	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief Executive Officer

DATE: July 31, 2023	By:	/s/ James K. Brata
James K. Brata
Executive Vice President, Chief Financial Officer, Secretary and Treasurer