Form 10-Q
period 2023-09-30
DAWSON GEOPHYSICAL CO
filed 2023-11-09
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 7, 2023
Common Stock, $0.01 par value	30,812,329 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30,	December 31,
	2023	2022 (as adjusted)
	(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,891	$18,603
Restricted cash	5,000	5,000
Short-term investments	265	265
Accounts receivable, net	5,953	7,972
Employee retention credit receivable	—	3,035
Prepaid expenses and other current assets	7,507	8,951
Total current assets	32,616	43,826

Property and equipment, net	16,451	20,468

Right-of-use assets	3,466	4,010

Intangibles, net	368	369

Total assets	$52,901	$68,673

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,458	$4,140
Accrued liabilities:
Payroll costs and other taxes	718	2,001
Other	1,064	1,280
Deferred revenue	6,748	7,380
Current maturities of notes payable and finance leases	511	275
Current maturities of operating lease liabilities	1,190	1,118
Total current liabilities	15,689	16,194

Long-term liabilities:
Notes payable and finance leases, net of current maturities	1,139	207
Operating lease liabilities, net of current maturities	2,654	3,331
Deferred tax liabilities, net	15	137
Total long-term liabilities	3,808	3,675

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
30,812,329 and 23,812,329 shares issued, and 30,812,329 and 23,812,329 shares
outstanding at September 30, 2023 and December 31, 2022, respectively	308	238
Additional paid-in capital	156,678	155,413
Accumulated earnings (deficit)	(121,534)	(112,469)
Equity of Breckenridge prior to acquisition	—	7,695
Accumulated other comprehensive income (loss), net	(2,048)	(2,073)
Total stockholders’ equity	33,404	48,804

Total liabilities and stockholders’ equity	$52,901	$68,673

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited and amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (as adjusted)	2023	2022 (as adjusted)
Operating revenues	$22,961	$7,429	$72,588	$34,128

Operating costs:
Operating expenses	24,144	8,650	67,832	29,838
General and administrative	2,495	2,975	8,971	11,671
Depreciation and amortization	2,014	2,861	6,827	8,972
	28,653	14,486	83,630	50,481

Income (loss) from operations	(5,692)	(7,057)	(11,042)	(16,353)

Other income (expense):
Interest income	192	91	436	147
Interest expense	(22)	(4)	(53)	(24)
Other income (expense), net	327	42	522	354

Income (loss) before income tax	(5,195)	(6,928)	(10,137)	(15,876)

Income tax benefit (expense):	(3)	16	96	—

Net income (loss)	(5,198)	(6,912)	(10,041)	(15,876)

Other comprehensive income (loss):
Net unrealized income (loss) on foreign exchange rate translation	(218)	(566)	25	(1,238)

Comprehensive income (loss)	$(5,416)	$(7,478)	$(10,016)	$(17,114)

Basic income (loss) per share of common stock	$(0.20)	$(0.28)	$(0.40)	$(0.64)

Diluted income (loss) per share of common stock	$(0.20)	$(0.28)	$(0.40)	$(0.64)

Weighted average equivalent common shares outstanding	26,137,648	25,000,564	25,383,757	24,904,495

Weighted average equivalent common shares outstanding - assuming dilution	26,137,648	25,000,564	25,383,757	24,904,495

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and amounts in thousands)

	Nine Months Ended September 30,
	2023	2022 (as adjusted)
Cash flows from operating activities:
Net income (loss)	$(10,041)	$(15,876)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,827	8,972
Operating lease cost	827	748
Non-cash compensation	—	413
Deferred income tax (benefit) expense	(121)	—
Bad debt expense	68	—
(Gain) loss on disposal of assets	(72)	581
Remeasurement and other	(2)	(19)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	960	3,439
(Increase) decrease in employee retention credit receivable	3,035	—
(Increase) decrease in prepaid expenses and other assets	1,882	(2,642)
Increase (decrease) in accounts payable	2,052	1,557
Increase (decrease) in accrued liabilities	(1,431)	(492)
Increase (decrease) in operating lease liabilities	(888)	(760)
Increase (decrease) in deferred revenue	(634)	2,481

Net cash provided by (used in) operating activities	2,462	(1,598)

Cash flows from investing activities:
Capital expenditures, net of non-cash capital expenditures summarized below (if applicable)	(2,623)	(637)
Acquisition of short-term investments	(1,000)	—
Proceeds from disposal of assets	173	304

Net cash provided by (used in) investing activities	(3,450)	(333)

Cash flows from financing activities:
Principal payments on notes payable	(521)	(1,103)
Principal payments on finance leases	(150)	(34)
Tax withholdings related to stock-based compensation awards	—	(79)
Cash settlement of RSUs	—	(301)
Sale of treasury stock	—	113
Breckenridge cash contributions (distributions) prior to acquisition	(3,055)	(928)

Net cash provided by (used in) financing activities	(3,726)	(2,332)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	2	(523)

Net increase (decrease) in cash and cash equivalents and restricted cash	(4,712)	(4,786)

Cash and cash equivalents and restricted cash at beginning of period	23,603	30,376

Cash and cash equivalents and restricted cash at end of period	$18,891	$25,590

Supplemental cash flow information:
Cash paid for interest	$55	$25
Cash received for income taxes	$—	$7

Non-cash operating, investing and financing activities:
Increase (decrease) in accrued purchases of property and equipment	$(605)	$—
Finance leases incurred	$1,409	$—
Increase in right-of-use assets and operating lease liabilities	$283	$598
Financed insurance premiums	$440	$944
Deemed distribution of Breckenridge net assets not acquired	$2,329	$—
Deemed contribution of Breckenridge net assets	$—	$(6,472)
Acquisition of net assets of Breckenridge	$(1,335)	$—

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and amounts in thousands, except share data)

	Equity					Accumulated
	Attributable	Common Stock		Additional	Accumulated	Other
	to Breckenridge	Number		Paid-in	Earnings	Comprehensive
	Prior to Acquisition	Of Shares	Amount	Capital	(Deficit)	Income (Loss)	Total
Balance January 1, 2023 (as adjusted)	$7,695	23,812,329	$238	$155,413	$(112,469)	$(2,073)	$48,804
Net income (loss)	(976)				563		(413)
Unrealized income (loss) on foreign exchange rate translation						(6)	(6)
Issuance of stock for Breckenridge acquisition	(1,335)	1,188,235	12	2,008			685
Excess of purchase price over net assets acquired				(10,565)			(10,565)
Breckenridge cash distributions prior to acquisition	(3,055)						(3,055)
Deemed distribution of Breckenridge net assets not acquired	(2,329)						(2,329)
Balance March 31, 2023	—	25,000,564	250	146,856	(111,906)	(2,079)	33,121
Net income (loss)					(4,430)		(4,430)
Unrealized income (loss) on foreign exchange rate translation						249	249
Balance June 30, 2023	—	25,000,564	250	146,856	(116,336)	(1,830)	28,940
Net income (loss)					(5,198)		(5,198)
Unrealized income (loss) on foreign exchange rate translation						(218)	(218)
Issuance of stock for convertible note		5,811,765	58	9,822			9,880
Balance September 30, 2023	$—	30,812,329	$308	$156,678	$(121,534)	$(2,048)	$33,404

	Equity					Accumulated
	Attributable	Common Stock		Additional	Accumulated	Other
	to Breckenridge	Number		Paid-in	Earnings	Comprehensive
	Prior to Acquisition	Of Shares	Amount	Capital	(Deficit)	Income (Loss)	Total
Balance January 1, 2022	$—	23,692,379	$237	$155,268	$(92,018)	$(1,010)	$62,477
Net income (loss)	1,006				(2,391)		(1,385)
Unrealized income (loss) on foreign exchange rate translation						(233)	(233)
Issuance of common stock under stock compensation plans		155,000	1	(1)			—
Stock-based compensation expense				279			279
Shares exchanged for taxes on stock-based compensation		(35,050)	—	(79)			(79)
Treasury stock sale				113			113
Deemed contribution of Breckenridge net assets	6,472						6,472
Breckenridge cash contributions prior to acquisition	1,950						1,950
Balance March 31, 2022 (as adjusted)	9,428	23,812,329	238	155,580	(94,409)	(1,243)	69,594
Net income (loss)	99				(7,678)		(7,579)
Unrealized income (loss) on foreign exchange rate translation						(439)	(439)
Stock-based compensation expense				89			89
Breckenridge cash contributions prior to acquisition	1,921						1,921
Balance June 30, 2022 (as adjusted)	11,448	23,812,329	238	155,669	(102,087)	(1,682)	63,586
Net income (loss)	691				(7,603)		(6,912)
Unrealized income (loss) on foreign exchange rate translation						(566)	(566)
Stock-based compensation expense			—	45			45
Cash settlement of RSUs				(301)			(301)
Cash distributions	(4,799)						(4,799)
Balance September 30, 2022 (as adjusted)	$7,340	23,812,329	$238	$155,413	$(109,690)	$(2,248)	$51,053

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

Asset Purchase Agreement. On March 24, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Wilks Brothers, LLC (“Wilks”) and Breckenridge Geophysical, LLC (“Breckenridge”), a wholly owned subsidiary of Wilks. Pursuant to the Purchase Agreement, the Company completed the purchase of substantially all of the Breckenridge assets related to seismic data acquisition services other than its multi-client data library, in exchange for a combination of equity consideration and a convertible note (the “Transaction”). While the Transaction was structured as an asset purchase, the Company’s financial presentation reflects combined results of the two companies as if the combination occurred on January 14, 2022, the date Wilks became the majority shareholder of the Company. This is due to the fact that both the Company and Breckenridge were under Wilks’ control from January 14, 2022 forward. The presentation is required as a combination of entities under common control. As part of the Purchase Agreement, in addition to the 1,188,235 shares of our common stock issued to Wilks at closing, we entered into a convertible note to deliver approximately 5.8 million shares of common stock to Wilks after the Company receives shareholder approval of the proposal to issue the shares upon conversion of the convertible note in accordance with NASDAQ Listing Rule 5635 (the “Convertible Note”). The shareholders approved conversion of the Convertible Note during a special meeting held on September 13, 2023. Pursuant to the Purchase Agreement, the Convertible Note in the amount of $9,880,000.50 was automatically converted into 5,811,765 newly-issued shares of the Company’s common stock following the requisite shareholder approval, and the Convertible Note was thereby extinguished.

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

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements for the three and nine months ended September 30, 2023 include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Dawson Seismic Services Holdings, Inc., Eagle Canada, Inc., Eagle Canada Seismic Services ULC, and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Additionally, all transactions between the Company and Breckenridge for the year ended December 31, 2022 are retrospectively being eliminated on a combined, as pooled basis. For the year ended December 31, 2022, the Company recorded approximately $2,200,000 of related party revenue from Breckenridge. For the three and nine months ended September 30, 2022, the Company recorded related party revenue from Breckenridge of approximately $384,000 and $1,916,000, respectively.

Allowance for Doubtful Accounts. The Company’s allowance for doubtful accounts reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument and is determined based on a number of factors. Management determines the need for any allowance for doubtful accounts receivable based on its review of past-due accounts, its past experience of historical write-offs, its current client base, when customer accounts exceed 90 days past due and specific customer account reviews. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. The Company's allowance for doubtful accounts was $250,000 at September 30, 2023 and December 31, 2022.

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

Recently Issued Accounting Pronouncements

None.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

At September 30, 2023 and December 31, 2022, the Company’s financial instruments included cash and cash equivalents, restricted cash, short-term investments in certificates of deposit, accounts receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating lease liabilities. Due to the short-term maturities of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes payable, finance leases and operating lease liabilities approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes payable and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (as adjusted)	2023	2022 (as adjusted)
Operating Revenues
United States	$22,947	$7,353	$61,859	$22,377
Canada	14	76	10,729	11,751
Total	$22,961	$7,429	$72,588	$34,128

Deferred Costs (in thousands)

Deferred costs were $5,433 and $972 at January 1, 2023 and 2022, respectively. The Company’s prepaid expenses and other current assets at September 30, 2023 and 2022 included deferred costs incurred to fulfill contracts with customers of $4,226 and $3,636, respectively.

Deferred costs at September 30, 2023 compared to January 1, 2023 decreased primarily as a result of the completion of several projects during that nine month period that had deferred fulfillment costs at January 1, 2023. Deferred costs at September 30, 2022 compared to January 1, 2022 increased primarily as a result of new projects for clients with significant deferred fulfillment costs.

The amount of total deferred costs amortized for the nine months ended September 30, 2023 and 2022 was $31,429 and $2,661, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue (in thousands)

Deferred revenue was $7,380 and $1,344 at January 1, 2023 and 2022, respectively. The Company’s deferred revenue at September 30, 2023 and 2022 was $6,748 and $4,378, respectively.

Deferred revenue at September 30, 2023 compared to January 1, 2023 remained fairly consistent. Deferred revenue at September 30, 2022 compared to January 1, 2022 increased primarily as a result of new projects for clients with large third party reimbursables where data had not yet been recorded.

Revenue recognized for the three and nine months ended September 30, 2023 that was included in the contract liability balance at the beginning of 2023 was $198 and $7,121, respectively. Revenue recognized for the three and nine months ended September 30, 2022 that was included in the contract liability balance at the beginning of 2022 was $0 and $936, respectively.

5. DEBT

Dominion Loan Agreement

On September 30, 2019, the Company entered into a Loan and Security Agreement with Dominion Bank, a Texas state bank (“Dominion Bank”). On September 30, 2023, the Company entered into a Fifth Loan Modification Agreement (the “Fifth Modification Agreement”) to the Loan and Security Agreement (as amended by (i) that certain Loan Modification Agreement dated as of September 30, 2020, (ii) that certain Second Loan Modification Agreement dated as of September 30, 2021, (iii) that certain Third Loan Modification Agreement dated as of September 30, 2022, (iv) that certain Fourth Modification Agreement dated as of March 21, 2023, and (v) the Fifth Modification Agreement, the “Loan Agreement”). The Loan Agreement now provides for a secured revolving credit facility (the “Revolving Credit Facility”) in an amount up to the lesser of (I) an amount equal to the Borrowing Base or (II) $5,000,000. The Company’s obligations under the Loan Agreement are secured by a Certificate of Deposit with Dominion Bank for $5,000,000 (the “Deposit”) in the Company’s collateral account. As of September 30, 2023, the Company has not borrowed any amounts under the Revolving Credit Facility and has approximately $5,000,000 available for withdrawal.

Under the Revolving Credit Facility, interest will accrue at an annual rate equal to the lesser of (i) 7.75% and (ii) the greater of (a) the prime rate as published from time to time in The Wall Street Journal or (b) 4.75%. From and after September 30, 2023 and so long as the Deposit held by Dominion Bank remains greater than or equal to the indebtedness (the “Financial Covenant Suspension Threshold”), the testing of the financial covenants set forth in the Loan Agreement has been suspended. The financial covenant testing shall resume if and when the Financial Covenant Suspension Threshold is no longer satisfied. The maturity date of the Loan Agreement is September 30, 2024.

Dominion Letters of Credit

As of September 30, 2023, Dominion Bank has issued one letter of credit in the amount of $265,000 to support the Company’s workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Convertible Note

The Company previously had a short-term convertible note payable of approximately $9,880,000 payable on or after June 30, 2024 to Wilks upon written demand in accordance with the terms and conditions set forth in the Convertible Note. The Company’s shareholders approved conversion of the Convertible Note during a special meeting held on September 13, 2023. Pursuant to the Purchase Agreement, the Convertible Note was automatically converted into 5,811,765 newly-issued shares of the Company’s common stock following the requisite shareholder approval, and the Convertible Note was thereby extinguished. There were no interest charges associated with the Convertible Note.

Other Indebtedness

As of September 30, 2023, the Company has one short-term note payable to a finance company for various insurance premiums totaling $123,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Condensed Consolidated Balance Sheet as of September 30, 2023 includes finance leases of $1,527,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$123	$205
Interest rate of 7.99%

The aggregate maturities of finance leases as of September 30, 2023 are as follows (in thousands):

October 2023 - September 2024	$389
October 2024 - September 2025	414
October 2025 - September 2026	536
October 2026 - September 2027	188
Obligations under finance leases	$1,527

Interest rates on these leases are 4.85% to 8.74%.

6. LEASES

The Company leases certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable operating leases for office and shop space in Midland, Plano, Houston and Calgary, Alberta. There have been no material changes to our leases since the Company’s most recent Annual Report on Form 10-K that was filed with the SEC on March 13, 2023.

Maturities of lease liabilities as of September 30, 2023 are as follows (in thousands):

	Operating Leases	Finance Leases
October 2023 - September 2024	$1,362	$475
October 2024 - September 2025	1,129	476
October 2025 - September 2026	1,084	566
October 2026 - September 2027	591	193
October 2027 - September 2028	40	—
Thereafter	—	—
Total payments under lease agreements	4,206	1,710

Less imputed interest	(362)	(183)

Total lease liabilities	$3,844	$1,527

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

8. NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average shares outstanding. Diluted income (loss) per share is computed by dividing the net income (loss) by the weighted average diluted shares outstanding.

The computation of basic and diluted income (loss) per share (in thousands, except share and per share data) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (as adjusted)	2023	2022 (as adjusted)
Net income (loss)	$(5,198)	$(6,912)	$(10,041)	$(15,876)
Weighted average common shares outstanding
Basic	26,137,648	25,000,564	25,383,757	24,904,495
Dilutive common stock options, restricted stock unit awards and restricted stock awards	—	—	—	—
Diluted	26,137,648	25,000,564	25,383,757	24,904,495
Basic income (loss) per share of common stock	$(0.20)	$(0.28)	$(0.40)	$(0.64)
Diluted income (loss) per share of common stock	$(0.20)	$(0.28)	$(0.40)	$(0.64)

The Company had a net loss for the three and nine months ended September 30, 2023 and 2022. As a result, all stock options, restricted stock unit awards and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted income (loss) per share of common stock for those periods. Basic and diluted weighted average shares outstanding for all periods reflect the issuance of 1,188,235 shares of our common stock to Wilks in relation to the Transaction as if such shares were issued on January 14, 2022.

The following weighted average numbers of stock options, restricted stock unit awards and restricted stock awards have been excluded from the calculation of diluted loss per share of common stock, as their effect would be anti-dilutive for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (as adjusted)	2023	2022 (as adjusted)
Convertible Note	4,674,680	—	3,682,913	—
Restricted stock units	—	90,000	—	196,794
Restricted stock awards	—	—	—	—
Stock options	—	—	—	—
Total	4,674,680	90,000	3,682,913	196,794

9. INCOME TAXES

For the three and nine months ended September 30, 2023, the Company’s effective tax rates were -0.1% and 0.9%, respectively. The Company’s effective tax rates were 0.2% and 0.0% for the third quarter and first nine months of 2022, respectively. The Company’s nominal or negative effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

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

The income tax expense for the three and benefit for the nine months ended September 30, 2023 does not include income tax benefits for all of the losses incurred because the Company has recorded valuation allowances against significantly all of its federal, state and foreign deferred tax assets. The Company has recorded valuation allowances against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, a federal valuation allowance and additional state valuation allowances were maintained during the three and nine months ended September 30, 2023 and 2022. In addition, due to the Company’s recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowances considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

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

Deemed Distribution (Contribution)	Nine Months Ended September 30,
	2023	2022
Deemed distribution (contribution) of short-term investments	$1,000	$—
Deemed distribution (contribution) of accounts receivable	1,015	(2,605)
Deemed distribution (contribution) of prepaids and other	1	(133)
Deemed distribution (contribution) of land and buildings	514	(4,726)
Deemed (distribution) contribution of accounts payable	(132)	196
Deemed (distribution) contribution of accrued liabilities	(69)	228
Deemed (distribution) contribution of deferred revenue	—	568
Deemed distribution of Breckenridge net assets not acquired	$2,329
Deemed contribution of Breckenridge net assets		$(6,472)

Historical Carrying Value of Assets Acquired	March 24, 2023
Accounts receivable, net	$67
Prepaid expenses and other current assets	56
Property and equipment, net	1,322
Other accrued liabilities	(16)
Deferred revenue	(94)
Acquisition of Breckenridge net assets	$1,335

Total consideration for the asset purchase (in thousands) is as follows:

Consideration Paid	March 24, 2023
Common stock issued	$2,020
Note payable issued	9,880
Purchase price	$11,900

Because the Transaction constitutes a transaction among entities under common control, the excess purchase price over the historical carrying value of the net assets acquired was recorded as a charge to additional paid in capital. The excess purchase price over the historical carrying value of the assets at the acquisition date (unaudited and in thousands) is as follows:

Excess Purchase Price	March 24, 2023
Purchase price	$11,900
Historical carrying value of assets acquired	(1,335)
Excess purchase price	$10,565

The following table reconciles the previously reported Balance Sheet at December 31, 2022 to the current Balance Sheet for the same period:

	December 31, 2022
	Dawson	Breckenridge	Dawson
	Previously Reported		As Adjusted
		(unaudited)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,914	$4,689	$18,603
Restricted cash	5,000	—	5,000
Short-term investments	265	—	265
Accounts receivable, net	6,945	1,027	7,972
Employee retention credit receivable	3,035	—	3,035
Prepaid expenses and other current assets	8,876	75	8,951
Total current assets	38,035	5,791	43,826

Property and equipment, net	18,127	2,341	20,468
Right-of-use assets	4,010	—	4,010
Intangibles, net	369	—	369
Total assets	$60,541	$8,132	$68,673

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,015	$125	$4,140
Accrued liabilities:
Payroll costs and other taxes	1,973	28	2,001
Other	1,178	102	1,280
Deferred revenue	7,199	181	7,380
Current maturities of notes payable and finance leases	275	—	275
Current maturities of operating lease liabilities	1,118	—	1,118
Total current liabilities	15,758	436	16,194

Long-term liabilities:
Notes payable and finance leases, net of current maturities	207	—	207
Operating lease liabilities, net of current maturities	3,331	—	3,331
Deferred tax liabilities, net	136	1	137
Total long-term liabilities	3,674	1	3,675

Stockholders' equity:
Common stock	238	—	238
Additional paid-in capital	155,413	—	155,413
Accumulated earnings (deficit)	(112,469)	—	(112,469)
Equity of Breckenridge prior to acquisition	—	7,695	7,695
Accumulated other comprehensive income (loss), net	(2,073)	—	(2,073)
Total stockholders' equity	41,109	7,695	48,804

Total liabilities and stockholders' equity	$60,541	$8,132	$68,673

The following tables reconcile the previously reported Statement of Operations for the three and nine months ended September 30, 2022 to the current Statement of Operations for the same periods:

	Three Months Ended September 30, 2022
	Dawson	Breckenridge	Eliminations and	Dawson
	Previously Reported		Other Adjustments	As Adjusted

Operating revenues	$3,538	$4,275	$(384)	$7,429

Operating costs:
Operating expenses	6,357	2,677	(384)	8,650
General and administrative	2,556	419	—	2,975
Depreciation and amortization	2,373	488	—	2,861
	11,286	3,584	(384)	14,486

Income (loss) from operations	(7,748)	691	—	(7,057)

Other income (expense):
Interest income	90	1	—	91
Interest expense	(4)	—	—	(4)
Other income (expense), net	43	(1)	—	42
Income (loss) before income tax	(7,619)	691	—	(6,928)
Income tax benefit (expense)	16	—	—	16
Net income (loss)	(7,603)	691	—	(6,912)
Other comprehensive income (loss):
Net unrealized income (loss) on foreign exchange rate translation	(566)	—	—	(566)

Comprehensive (loss) income	$(8,169)	$691	$—	$(7,478)
Basic income (loss) per share of common stock	$(0.32)	$—	$0.04	$(0.28)
Diluted income (loss) per share of common stock	$(0.32)	$—	$0.04	$(0.28)
Weighted average equivalent common shares outstanding	23,812,329	—	1,188,235	25,000,564
Weighted average equivalent common shares outstanding
- assuming dilution	23,812,329	—	1,188,235	25,000,564

	Nine Months Ended September 30, 2022
	Dawson	Breckenridge	Eliminations and	Dawson
	Previously Reported		Other Adjustments	As Adjusted

Operating revenues	$22,818	$13,226	$(1,916)	$34,128

Operating costs:
Operating expenses	23,008	8,746	(1,916)	29,838
General and administrative	10,502	1,169	—	11,671
Depreciation and amortization	7,458	1,514	—	8,972
	40,968	11,429	(1,916)	50,481

Income (loss) from operations	(18,150)	1,797	—	(16,353)

Other income (expense):
Interest income	144	3	—	147
Interest expense	(24)	—	—	(24)
Other income (expense), net	358	(4)	—	354
Income (loss) before income tax	(17,672)	1,796	—	(15,876)
Income tax benefit (expense)	—	—	—	—
Net income (loss)	(17,672)	1,796	—	(15,876)
Other comprehensive income (loss):
Net unrealized income (loss) on foreign exchange rate translation	(1,238)	—	—	(1,238)

Comprehensive (loss) income	$(18,910)	$1,796	$—	$(17,114)
Basic income (loss) per share of common stock	$(0.74)	$—	$0.10	$(0.64)
Diluted income (loss) per share of common stock	$(0.74)	$—	$0.10	$(0.64)
Weighted average equivalent common shares outstanding	23,772,843	—	1,131,652	24,904,495
Weighted average equivalent common shares outstanding
- assuming dilution	23,772,843	—	1,131,652	24,904,495

The following table reconciles the previously reported Statement of Cash Flows for the nine months ended September 30, 2022 to the current Statement of Cash Flows for the same period:

	Nine Months Ended September 30, 2022
	Dawson	Breckenridge	Dawson
	Previously Reported		As Adjusted

Cash flows from operating activities:
Net income (loss)	$(17,672)	$1,796	$(15,876)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,458	1,514	8,972
Operating lease cost	748	—	748
Non-cash compensation	413	—	413
(Gain) loss on disposal of assets	(189)	770	581
Remeasurement and other	(19)	—	(19)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	4,428	(989)	3,439
(Increase) decrease in prepaid expenses and other assets	(2,643)	1	(2,642)
Increase (decrease) in accounts payable	1,366	191	1,557
Increase (decrease) in accrued liabilities	(733)	241	(492)
Increase (decrease) in operating lease liabilities	(760)	—	(760)
Increase (decrease) in deferred revenue	3,034	(553)	2,481
Net cash provided by (used in) operating activities	(4,569)	2,971	(1,598)

Cash flows from investing activities:
Capital expenditures	(470)	(167)	(637)
Proceeds from disposal of assets	189	115	304
Net cash provided by (used in) investing activities	(281)	(52)	(333)

Cash flows from financing activities:
Principal payments on notes payable	(1,103)	—	(1,103)
Principal payments on finance leases	(34)	—	(34)
Tax withholdings related to stock-based compensation awards	(79)	—	(79)
Cash settlement of RSUs	(301)		(301)
Sale of treasury stock	113	—	113
Breckenridge cash contributions prior to acquisition	—	(928)	(928)
Net cash provided by (used in) financing activities	(1,404)	(928)	(2,332)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(523)	—	(523)

Net increase (decrease) in cash and cash equivalents and restricted cash	(6,777)	1,991	(4,786)

Cash and cash equivalents and restricted cash at beginning of period	30,376	—	30,376

Cash and cash equivalents and restricted cash at end of period	$23,599	$1,991	$25,590

Supplemental cash flow information:
Cash paid for interest	$25	$—	$25
Cash received for income taxes	$7	$—	$7

Non-cash operating, investing and financing activities:
Increase (decrease) in right-of-use assets and operating lease liabilities	$598	$—	$598
Financed insurance premiums	$944	$—	$944
Deemed contribution of Breckenridge net assets	$—	$(6,472)	$(6,472)

The following table details the standalone Breckenridge Statement of Operations for the three and nine months ended September 30, 2023:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023

Operating revenues	$—	$782

Operating costs:
Operating expenses	—	806
General and administrative	—	438
Depreciation and amortization	—	505
	—	1,749

Income (loss) from operations	—	(967)

Other income (expense):
Interest income	—	2
Interest expense	—	—
Other income (expense), net	—	(11)
Income (loss) before income tax	—	(976)
Income tax benefit (expense)	—	—
Net income (loss)	$—	$(976)

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

We began the third quarter through the month of July with one mid-sized channel count crew operating in the lower 48. Deployment of a second, smaller channel count crew occurred in early August expanding to a larger channel count crew in mid-August and operated through the third quarter and into the fourth quarter. Based on currently available information, we anticipate operating two crews with improved channel count utilization through the fourth quarter and well into 2024 in the lower 48. Canadian activity began in October with the operation of one small 2-D crew. We expect to have up to three crews operating in Canada during the first quarter of 2024 with several projects larger in size than last season. Included in the third quarter results are ramp up costs related to additional personnel and maintenance requirements in anticipation of higher activity in the fourth quarter and into the first quarter of 2024.

As similarly stated in our second quarter 10-Q, although the active rig count in the lower 48 is currently at 634 according to TD Cowen, capital spending levels by Exploration and Production companies continues to improve but remains well below pre-pandemic levels as E&P companies continue to exercise financial discipline. Despite the decline in drilling activity, operating conditions in the seismic sector have improved from one year ago levels, with primary interest coming from multi-client data library companies backed by publicly traded independent E&P companies, as well as major E&P companies and, to a lesser extent, carbon capture related entities. Our recent and near term activities are primarily in the Permian basin region of West Texas and Eastern New Mexico. Bid inquires in the lower 48 have improved from last year as E&P operators are finding greater value in seismic data to aid in the overall development and expansion of their drillable acreage positions.

In part, low utilization rates associated with the second quarter led to a difficult start in July, negatively impacting third quarter results. Such results, while improved from year-ago levels, did not meet expectations. Despite these challenges, monthly operations improved meaningfully through the end of the third quarter and into the beginning of the fourth quarter. Management anticipates high channel count utilization spread over two crews into the second quarter of 2024 in the lower 48 as well as high utilization during the Canadian winter season which began in October and will ramp up going into the fourth quarter. As noted above, the Canadian winter season is off to a good start as we anticipate up to three crews to be operating by the first quarter of 2024.

To date, we are much better positioned early in the fourth quarter than we have been at any time during the second or third quarters of 2023. Utilization is expected to be at high levels for the remainder of the current year and into the first half of 2024. At the same time, we anticipate a notable increase in carbon capture projects related to seismic activity in 2024. We continue to add to our order book with activity primarily in the Permian and Delaware Basins and believe that our experienced workforce, robust equipment inventory and commitment to a strong balance sheet, positions us well as we move into 2024.

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

Results of Operations

Operating Revenues. Operating revenues for the third quarter of 2023 increased 209.1% to $22,961,000 compared to $7,429,000 in the same period of 2022. Operating revenues increased 112.7% to $72,588,000 during the first nine months of 2023 compared to $34,128,000 in the same period of 2022. The increased revenue during the third quarter and first nine months of 2023 compared to the same periods of 2022 was primarily due to increased crew utilization during those periods of 2023.

Operating Expenses. Operating expenses for the third quarter of 2023 increased 179.1% to $24,144,000 compared to $8,650,000 in the same period of 2022. Operating expenses increased 127.3% to $67,832,000 during the first nine months of 2023 compared to $29,838,000 in the same period of 2022. The increase in operating expenses during the third quarter and first nine months of 2023 compared to the same periods of 2022 was primarily due to the increased crew utilization during those periods of 2023.

General and Administrative Expenses. General and administrative expenses were 10.9% and 12.4% of revenues in the third quarter and first nine months of 2023, respectively, compared to 40.0% and 34.2% of revenues in the same periods of 2022. General and administrative expenses decreased $480,000 or 16.1% to $2,495,000 during the third quarter of 2023 from $2,975,000 during the same period of 2022, and decreased $2,700,000 or 23.1% to $8,971,000 during the first nine months of 2023 from $11,671,000 during the same period of 2022. The primary factor for the decrease in general and administrative expenses during the third quarter and first nine months of 2023 compared to the same periods of 2022 was due to transaction costs incurred related to the previously disclosed proposed merger with a subsidiary of Wilks Brothers, LLC during 2022.

Depreciation and Amortization Expense. Depreciation and amortization expense for the third quarter and first nine months of 2023 totaled $2,014,000 and $6,827,000, respectively, compared to $2,861,000 and $8,972,000 for the same periods of 2022. Depreciation expense decreased in 2023 compared to 2022 as a result of multiple years of reduced capital expenditures. Our depreciation expense is expected to remain below that of 2022 for the remainder of 2023 due to the anticipated continuation of maintenance levels of capital expenditures to maintain our existing asset base.

Total operating costs for the third quarter of 2023 were $28,653,000, representing a 97.8% increase from the same period of 2022. The operating costs for the first nine months of 2023 were $83,630,000, representing a 65.7% increase from the same period of 2022. The increase in operating costs for the third quarter and first nine months of 2023 compared to 2022 was primarily due to the factors described above.

Income Taxes. Income tax expense for the third quarter of 2023 was $3,000 compared to income tax benefit of $16,000 for the same period of 2022. Income tax benefit for the first nine months of 2023 was $96,000 compared to $0 for the same period of 2022. These amounts represent effective tax rates of -0.1% and 0.9% for the third quarter and first nine months of 2023, respectively, compared to 0.2% and 0.0% for the third quarter and first nine months of 2022. The Company’s nominal or negative effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

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

The reconciliation of our EBITDA to net income (loss) and to net cash provided by (used in) operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (as adjusted)	2023	2022 (as adjusted)
Net income (loss)	$(5,198)	$(6,912)	$(10,041)	$(15,876)
Depreciation and amortization	2,014	2,861	6,827	8,972
Interest (income) expense, net	(170)	(87)	(383)	(123)
Income tax (benefit) expense	3	(16)	(96)	—
EBITDA	$(3,351)	$(4,154)	$(3,693)	$(7,027)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (as adjusted)	2023	2022 (as adjusted)
Net cash provided by (used in) operating activities	$(3,289)	$(3,332)	$2,462	$(1,598)
Changes in working capital and other items	312	(528)	(5,260)	(4,268)
Non-cash adjustments to net income (loss)	(374)	(294)	(895)	(1,161)
EBITDA	$(3,351)	$(4,154)	$(3,693)	$(7,027)

Liquidity and Capital Resources

Our principal sources of cash are amounts earned from the seismic data acquisition services we provide to our clients. Our principal uses of cash are the amounts used to provide these services, including expenses related to our operations and acquiring new equipment. Accordingly, our cash position depends (as do our revenues) on the level of demand for our services. Historically, cash generated from our operations along with cash reserves and borrowings from commercial banks have been sufficient to fund our working capital requirements and, to some extent, our capital expenditures. Management believes cash on hand and working capital are sufficient to fund operating and investing cash flow requirements.

Cash Flows. Net cash provided by operating activities was $2,462,000 for the nine months ended September 30, 2023 compared to net cash used in operating activities of $1,598,000 for the same period of 2022. This increase was primarily due to cash received for an employee retention credit of $3,035,000 in 2023 along with various changes in the balances of our operating assets and liabilities.

Net cash used in investing activities was $3,450,000 and $333,000 for the nine months ended September 30, 2023 and 2022, respectively. The increase in cash used in investing activities between periods of $3,117,000 was primarily due to an increase in cash capital expenditures to $2,623,000 for the first nine months of 2023 compared to capital expenditures of $637,000 for the same period of 2022 offset by $304,000 proceeds from disposal of assets. Additionally, in connection with the Transaction, Breckenridge acquired $1,000,000 of short-term investments that was a deemed distribution in the non-cash section of our Consolidated Statements of Cash Flows.

Net cash used in financing activities was $3,726,000 for the nine months ended September 30, 2023 and was primarily comprised of principal payments of $521,000 and $150,000 under our notes payable and finance leases, respectively. Additionally, in connection with the Transaction, Breckenridge had cash distributions of $3,055,000. Net cash used in financing activities for the nine months ended September 30, 2022 was $2,332,000 and was primarily comprised of principal payments of $1,103,000 and $34,000 under our notes payable and finance leases, respectively and tax withholdings related to stock-based compensation awards. These amounts were offset by sales of our treasury stock of $113,000 and Breckenridge cash contributions of $928,000 in connection with the Transaction.

Capital Expenditures. The Board of Directors approved an initial 2023 capital budget in the amount of $5,000,000 for capital expenditures, which was limited to necessary maintenance capital requirements and incremental recording channel replacement or increase. For the nine months ended September 30, 2023, we have spent $3,427,000 on capital expenditures, primarily for rolling stock and maintenance capital requirements. In recent years, we have funded most of our capital expenditures through cash flow from operations, cash reserves, equipment term loans and finance leases.

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

Loan Agreement

Dominion Credit Facility. On September 30, 2019, we entered into a Loan and Security Agreement with Dominion Bank. On September 30, 2023, we entered into the Fifth Loan Modification Agreement (as amended by (i) that certain Loan Modification Agreement dated as of September 30, 2020, (ii) that certain Second Loan Modification Agreement dated as of September 30, 2021, (iii) that certain Third Loan Modification Agreement dated as of September 30, 2022, (iv) that certain Fourth Modification Agreement dated as of March 21, 2023, and (v) the Fifth Modification Agreement, the “Loan Agreement”) The Loan Agreement now provides for a Revolving Credit Facility in an amount up to the lesser of (I) an amount equal to the Borrowing Base or (II) $5,000,000. Our obligations under the Loan Agreement are secured by a Certificate of Deposit with Dominion Bank for $5,000,000 (the “Deposit”) in our collateral account.  As of September 30, 2023, we have not borrowed any amounts under the Revolving Credit Facility and have approximately $5,000,000 available for withdrawal.

Under the Revolving Credit Facility, interest will accrue at an annual rate equal to the lesser of (i) 7.75% and (ii) the greater of (a) the prime rate as published from time to time in The Wall Street Journal or (b) 4.75%. From and after September 30, 2023 and so long as the Deposit held by Dominion Bank remains greater than or equal to the indebtedness (the “Financial Covenant Suspension Threshold”), the testing of the financial covenants set forth in the Loan Agreement has been suspended. The financial covenant testing shall resume if and when the Financial Covenant Suspension Threshold is no longer satisfied. The maturity date of the Loan Agreement is September 30, 2024.

Dominion Letters of Credit. As of September 30, 2023, Dominion Bank has issued one letter of credit in the amount of $265,000 to support our workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Other Indebtedness

As of September 30, 2023, we have one short-term note payable to a finance company for various insurance premiums totaling $123,000.

We previously had a short-term convertible note payable of approximately $9,880,000 payable on or after June 30, 2024 to Wilks upon written demand in accordance with the terms and conditions set forth in the Convertible Note. Our shareholders approved conversion of the Convertible Note during a special meeting held on September 13, 2023. Pursuant to the Purchase Agreement, the Convertible Note was automatically converted into 5,811,765 newly-issued shares of our common stock following the requisite shareholder approval, and the Convertible Note was thereby extinguished. There were no interest charges associated with the Convertible Note.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Condensed Consolidated Balance Sheet as of September 30, 2023 includes finance leases of $1,527,000.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$123	$205
Interest rate of 7.99%

The aggregate maturities of finance leases as of September 30, 2023 are as follows (in thousands):

October 2023 - September 2024	$389
October 2024 - September 2025	414
October 2025 - September 2026	536
October 2026 - September 2027	188
Obligations under finance leases	$1,527

Interest rates range from 4.85% to 8.74%.

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

Concentration of Credit Risk

Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for doubtful accounts of $250,000 at September 30, 2023. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several smaller clients.

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

We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At September 30, 2023, cash, restricted cash and short term investments totaled $19,156,000.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

10.4*	Fifth Loan Modification Agreement, dated as of September 30, 2023, by and between Dawson Geophysical Company and Dominion Bank.

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022, (ii) Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements.

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

DAWSON GEOPHYSICAL COMPANY

DATE: November 9, 2023	By:	/s/ Stephen C. Jumper
Stephen C. Jumper
President and Chief Executive Officer

DATE: November 9, 2023	By:	/s/ James K. Brata
James K. Brata
Executive Vice President, Chief Financial Officer, Secretary and Treasurer