Form 10-K
period 2023-12-31
DAWSON GEOPHYSICAL CO
filed 2024-04-01
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232 405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ◻ No ⌧

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ⌧

As of June 30, 2023, the aggregate market value of Dawson Geophysical Company common stock, par value $0.01 per share, held by non-affiliates (based upon the closing transaction price on Nasdaq) was approximately $12,491,000.

On March 26, 2024, there were 30,812,329 shares of Dawson Geophysical Company common stock, $0.01 par value outstanding.

As used in this report, the terms “we,” “our,” “us,” “Dawson” and the “Company” refer to Dawson Geophysical Company unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

DAWSON GEOPHYSICAL COMPANY

FORM 10-K

For the Year Ended December 31, 2023

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements other than statements of historical fact included in this Form 10-K that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” regarding technological advancements and our financial position, business strategy, and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. These risks include, but are not limited to, the Company’s status as a controlled public company, which exempts the Company from certain corporate governance requirements; the limited market for the Company’s shares, which could result in the delisting of the Company’s shares from Nasdaq and the Company no longer being required to make filings with the SEC; the impact of general economic, industry, market or political conditions; dependence upon energy industry spending; changes in exploration and production spending by our customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of our customers, particularly during extended periods of low prices for crude oil and natural gas; the volatility of oil and natural gas prices; changes in economic conditions; surplus in the supply of oil and the ability of the Organization of the Petroleum Exporting Countries and its allies, collectively known as OPEC+, to agree on and comply with supply limitations; the duration and magnitude of the unprecedented disruption in the oil and gas industry currently resulting from the impact of the foregoing factors, which is negatively impacting our business; the potential for contract delays; reductions or cancellations of service contracts; limited number of customers; credit risk related to our customers; reduced utilization; high fixed costs of operations and high capital requirements; operational challenges relating to the effects of the COVID-19 pandemic and certain efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees and remote work arrangements; industry competition; external factors affecting the Company’s crews such as weather interruptions and inability to obtain land access rights of way; whether the Company enters into turnkey or day rate contracts; crew productivity; the availability of capital resources; disruptions in the global economy, including unrest in the Middle East, export controls and financial and economic sanctions imposed on certain industry sectors and parties as a result of the developments in Ukraine and related activities, and whether or not a future transaction or other action occurs that causes the Company to be delisted from Nasdaq and no longer be required to make filings with the SEC. The cautionary statements made in this Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Form 10-K. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. The Company disclaims any intention or obligation to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.  BUSINESS

General

Dawson Geophysical Company, a Texas corporation (the “Company”), is a leading provider of North American onshore seismic data acquisition services with operations throughout the continental United States (“U.S.”) and Canada. We acquire and process 2-D, 3-D and multi-component seismic data for our clients, ranging from major oil and gas companies to independent oil and gas operators, providers of multi-client data libraries and carbon capture sequestration projects. Our principal business office is located at 508 West Wall, Suite 800, Midland, Texas 79701 (Telephone: 432-684-3000), and our internet address is www.dawson3d.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as soon as reasonably practicable after filing or furnishing such information with the Securities and Exchange Commission (“SEC”).

Except as otherwise specifically noted herein, references in this annual report on Form 10-K to the “Company,” “we,” “us” or “our” refer to Dawson Geophysical Company and its consolidated subsidiaries.

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

We market and supplement our services in the continental U.S. from our headquarters in Midland, Texas and from additional offices in two other cities in Texas (Houston and Plano). In addition, we market and supplement our services in Canada from our facilities in Calgary, Alberta.

The Industry

Technological advances in seismic equipment and computing allow the seismic industry to acquire and process, on an efficient basis, immense volumes of seismic data which produce precise images of the earth’s subsurface. The latest accepted method of seismic data acquisition, processing, and the subsequent interpretation of the processed data is the 3-D seismic method. Geophysicists use computer workstations to interpret 3-D data volumes, identify subsurface anomalies, and generate a geologic model of subsurface features. In contrast with the 3-D method, the 2-D method involves the collection of seismic data in a linear fashion, thus generating a single plane of subsurface seismic data. Over recent years, the size of our surveys and density of recording channels and vibrator energy source units have increased, resulting in an increase in required recording channels and energy source units to perform such surveys. The trend for our industry has been a shift to fewer, larger channel count crews operating with an increase in the number of energy source units. We do operate smaller crews from time to time depending on the requirements of the specific project.

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

Currently, the North American seismic data acquisition industry includes a number of primary competitors which includes us, SAExploration Holdings, Inc. (“SAE”), Echo Seismic Ltd. (“ECHO”), and Paragon Geophysical Services, Inc. (“Paragon”), along with other smaller companies that generally run one or two small channel count seismic crews and often specialize in specific regions or types of operations.

Equipment and Crews

In recent years, we have experienced continued increases in recording channel capacity and vibrator energy source units on a per crew or project basis. This increase in channel count and energy source unit demand is driven by client needs and is necessary to produce higher resolution images, increase crew efficiencies and undertake larger scale projects. Due to the increase in demand for higher channel counts, in recent years we continued to make investments in additional channels. In response to project-based channel requirements, we routinely deploy a variable number of channels on a variable number of crews in an effort to maximize asset utilization and meet client needs. While the number of recording systems we own may exceed the number utilized in the field at any given time, we maintain the excess equipment to provide additional operational flexibility and to allow us to quickly deploy additional recording channels and energy source units as needed to respond to client demand and desire for improved data quality with greater subsurface images. We believe we will realize the benefit of increased channel counts and flexibility of deployment through increased crew efficiencies, higher revenues and improved margins.

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

As of December 31, 2023, we operate 130 vibrator energy source units and approximately 327,000 recording channels. The recording channels consist of 117,000 single-channel GSR/GSX boxes, 186,000 channels of GSR Multi-channel boxes and a 24,000 channel INOVA Hawk System. Each crew consists of approximately 40 to 100 technicians with associated vehicles, geophones, a seismic recording system, energy sources, cables, and a variety of other equipment. The GSR/GSX and INOVA Hawk crews utilize a recorder to manage the data acquisition while the individual system captures and holds the data until they are placed in the Data Transfer Module. The data is then transferred to various data storage media, which are delivered to a data processing center selected by the client.

Equipment Acquisition and Capital Expenditures

We monitor and evaluate advances in geophysical technology and commit capital funds to purchase the equipment we deem most effective to maintain our competitive position. Purchasing and updating seismic equipment and technology involves a commitment to capital spending. We also tie our capital expenditures closely to demand for our services. Beginning in 2014, we adopted a maintenance capital expenditures program due to the belief that our equipment base was sufficient to meet current demand; however, our Board of Directors may increase the capital budget in response to strategic opportunities to acquire seismic recording equipment. Our Board of Directors approved a maintenance capital expenditure budget of $5 million for 2023 of which we utilized $3.7 million during the year ended December 31, 2023. Our Board of Directors has approved an initial maintenance capital expenditure budget of $5 million for 2024.

Clients

Our services are marketed by supervisory and executive personnel who contact clients to determine geophysical needs and respond to client inquiries regarding the availability of crews or processing schedules. These contacts are based principally on professional relationships developed over a number of years.

Our clients range from major oil and gas companies to small independent oil and gas operators and providers of multi-client data libraries. The services we provide to our clients vary according to the size and needs of each client. During the twelve months ended December 31, 2023, sales to four clients represented approximately 73% of our revenues. The remaining balance of our revenues were derived from varied clients, none of which represented 10% or more of our revenues.

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

Domestic and Foreign Operations

We derive revenue from the U.S. and Canadian markets. We consider these two geographical areas as segments for reporting purposes. The revenue for both of our segments is generated by the same services, which utilize the same type of equipment and personnel.

Historically, the chief operating decision maker made operating decisions and evaluated operating results of the Company on a consolidated basis. In December 2023, we appointed a new Chief Executive Officer who is our current chief operating decision maker. Currently, our chief operating decision maker reviews the discrete segment financial information on a geographic basis for the US operations and Canada Operations. The revenue for both of the Company’s segments is generated by the same services, which utilize the same type of equipment and personnel. The performance of our segments is evaluated primarily on Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss), before (i) interest expense, net, (ii) income tax expense or benefit, (iii) depreciation, depletion and amortization and (iv) other unusual or non-recurring charges, such as severance expenses. As a result, our business has two reportable segments, US operations and Canada Operations. We have included disclosures about our two reportable segments for all periods presented herein.

For a discussion of financial information by segment refer to “Note 15, Segments” to the Consolidated Financial Statements incorporated by reference herein for additional details. For a description of risks associated with our foreign operations, please see “Item 1A. Risk Factors ".

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

Currently, as in recent years, most of our projects are operated under turnkey agreements. Turnkey agreements generally provide us more profit potential, but involve more risk because of the potential of crew downtime or operational delays. We attempt to negotiate on a project-by-project basis some level of weather downtime protection within the turnkey agreements. Under the term agreements, we forego an increased profit potential in exchange for a more consistent revenue stream with improved protection from crew downtime or operational delays.

Competition

The acquisition of seismic data for the oil and natural gas industry is a competitive business. Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although factors other than price, such as crew safety, performance history, and technological and operational expertise, are often determinative. Our primary competition includes SAE, ECHO, and Paragon. In addition to these previously named companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two small channel count crews. Further, the barriers to entry in the seismic industry are substantial but not prohibitive. The recent increase in channel count and number of energy source units required for larger projects makes it more costly and timely for new seismic companies or those outside of the U.S. to enter the domestic market and compete with us.

Employees

As of December 31, 2023, we employed 281 full-time employees, of which 45 consisted of management, sales, and administrative personnel with the remainder being crew and crew support personnel. Our employees are not represented by a collective bargaining agreement. We believe we have good relations with our employees.

See “Item 2. Properties” for a description of the material properties utilized in our business.

Item 1A.  RISK FACTORS

An investment in our common stock is subject to a number of risks, including those discussed below. You should carefully consider these discussions of risk and the other information included in this Form 10-K. These risk factors could affect our actual results and should be considered carefully when evaluating us and an investment in our common stock. Although the risks described below are the risks that we believe are material, they are not the only risks relating to our business, our industry and our common stock. Additional risks and uncertainties, including those that are not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition or results of operations. If any of the events described below occur, our business, financial condition or results of operations could be materially adversely affected.

Current macroeconomic conditions, including inflationary pressures in the broader U.S. economy and military conflicts between Russia and Ukraine and in the Middle East have had, and are expected to continue to have, an impact on oil and gas commodity prices and, therefore, demand for our services and, depending on the duration and severity, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Worldwide political, economic, and military events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. We are monitoring the military conflict between Russia and Ukraine as well as the related export controls and financial and economic sanctions imposed on certain industry sectors and parties in Russia by the U.S., the U.K., the European Union and others. We are also monitoring the impact of attacks on shipping in the Red Sea as a result of the unrest in the Middle East. The broader consequences of the Russian-Ukrainian conflict and unrest in the Middle East, which may include further sanctions, embargoes, supply chain disruptions, regional instability and geopolitical shifts, may have adverse effects on global macroeconomic conditions, increase volatility in the price and demand for oil and natural gas, increase exposure to cyberattacks, cause disruptions in global supply chains, increase foreign currency fluctuations, cause constraints or disruption in the capital markets and limit sources of liquidity. We cannot predict the extent of the conflict’s effect on our business and results of operations as well as on the global economy and energy markets.

Additional factors which may affect oil and natural gas prices include, but are not limited to, the effect of U.S. energy, monetary and trade policies; U.S. and global economic and political conditions and developments; U.S. and international energy and environmental policies; and any operating curtailment of the U.S. oil and gas industry. Together, these factors have created uncertainty for the demand and pricing for services, equipment, and raw materials in the petroleum industry, and may continue to do so in the future.

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

We are a "controlled company", which exempts us from certain corporate governance requirements that are designed to provide protection to stockholders of companies that are not controlled companies.

As of December 31, 2023, Wilks Brothers, LLC (“Wilks”) and its affiliates control over 80% of our combined voting power and can elect all of the members of our board of directors. As a result, we are considered a “controlled company” for the purposes of the Nasdaq listing requirements. As a “controlled company,” we are permitted to, and we may, opt out of the Nasdaq listing requirements that would require (i) a majority of the members of our board of directors to be independent, (ii) that we establish a compensation committee and a nominating and governance committee, each comprised entirely of independent directors, or (iii) an annual performance evaluation of the nominating and governance and compensation committees. The Nasdaq listing requirements are intended to ensure that directors who meet the independence standards are free of any conflicting interest that could influence their actions as directors. Our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the applicable Nasdaq listing requirements. It is also possible that the interests of Wilks may in some circumstances conflict with our interests and the interests of the holders of our common stock.

A limited number of clients operating in a single industry account for a significant portion of our revenues, and the loss of one of these clients could adversely affect our results of operations.

We derive a significant amount of our revenues from a relatively small number of oil and gas exploration and development companies and providers of multi-client data libraries. During the twelve months ended December 31, 2023, our four largest clients accounted for approximately 73% of our revenues. If these clients, or any of our other significant clients, were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, experience financial difficulties or for any other reason, our results of operations could be adversely affected.

Our clients could delay, reduce or cancel their service contracts with us on short notice, which may lead to lower than expected demand and revenues.

Our order book reflects client commitments at levels we believe are sufficient to maintain operations on our existing crews for the indicated periods. However, our clients can delay, reduce or cancel their service contracts with us on short notice. If the oil and natural gas industry experiences a downturn, it may result in an increase in delays, reductions or cancellations by our clients. In addition, the timing of the origination and completion of projects and when projects are awarded and contracted for is also uncertain. As a result, our order book as of any particular date may not be indicative of actual demand and revenues for any succeeding period.

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

We have historically incurred net losses.

We incurred net losses of $12.1 million for the year ended December 31, 2023, and $18.6 million for the year ended December 31, 2022.

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

Companies within our industry are typically subject to high fixed costs, consisting primarily of depreciation (a non-cash expense) and maintenance expenses associated with seismic data acquisition and equipment and crew costs. In addition, ongoing maintenance capital expenditures, as well as new equipment investment, can be significant. As a result, any extended periods of significant downtime or low productivity caused by reduced demand, weather interruptions, equipment failures, permit delays, or other causes could result in continuing or increasing operating losses.

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

We periodically review our portfolio of equipment and our intangible assets for impairment. Future events, including our financial performance, sustained decreases in oil and natural gas prices, reduced demand for our services, our market valuation or the market valuation of comparable companies, loss of a significant client’s business, or strategic decisions, could cause us to conclude that impairment indicators exist and ultimately that the values associated with our equipment or intangible assets should be impaired. If we impair our equipment or intangible assets, these non-cash asset impairments could negatively affect our financial results in a material manner in the period in which the impairments are recorded, and the larger the amount of any impairment that may be taken, the greater the impact such impairment may have on our financial results.

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

Our stock price is subject to volatility. Overall market conditions, including a decline in oil and natural gas prices and other risks and uncertainties described in this “Risk Factors” section and in our other filings with the SEC, could cause the market price of our common stock to fall. Our high and low sales prices of our common stock for the twelve months ended December 31, 2023 were $2.65 and $1.28, respectively. Further, the high and low sales prices of our common stock for the twelve months ended December 31, 2022 were $2.69 and $1.08, respectively.

Our common stock is listed on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “DWSN.” However, daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities. In addition, as of December 31, 2023, Wilks and its affiliates own over 80% of our common stock so the public market for our common stock is more limited, which can lead to increased volatility and low trading volumes. For example, during 2023 our daily trading volume was as low as 0 shares. It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.

Our common stock traded below $5.00 per share for the past year, and when it trades below $5.00 per share it may be considered a low-priced stock and may be subject to regulations that limit or restrict the potential market for the stock.

Our common stock may be considered a low-priced stock pursuant to rules promulgated under the Exchange Act, if it continues to trade below a price of $5.00 per share. Under these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stock, the broker-dealer’s duties, the client’s rights and remedies, and certain market and other information, and make a suitability determination approving the client for low-priced stock transactions based on the client’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing and provide monthly account statements to the client, and obtain specific written consent of the client. With these restrictions, the likely effect of designation as a low-price stock would be to decrease the willingness of broker-dealers to make a market for our common stock, to decrease the liquidity of the stock, and to increase the transaction costs of sales and purchases of such stocks compared to other securities. Our common stock traded below a price of $5.00 per share for the duration of 2023 and we cannot guarantee that our common stock will trade at a price greater than $5.00 per share.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 1C.  CYBERSECURITY

We have implemented a cybersecurity program to assess, identify, and manage risks from cybersecurity threats that may result in material adverse effects on the confidentiality, integrity, and availability of our information systems.

Primary responsibility for executing our cybersecurity program rests with our Vice President of Corporate Strategy and Planning, who has extensive cybersecurity and information technology knowledge and skills gained from over 30 years of related work experience. The Vice President of Corporate Strategy and Planning is responsible for implementing, monitoring and maintaining cybersecurity and data protection practices across our business and reports directly to our Chief Executive Officer. The Vice President of Corporate Strategy and Planning at times attends meetings of the Board to report on any material developments to our risk management practices, including our cybersecurity program.

The Vice President of Corporate Strategy and Planning meets regularly with members of our Information Technology team, whose responsibilities are dedicated solely to cybersecurity matters. On a quarterly basis, we hold Information Technology Steering Committee meetings, which are attended by our Information Technology team, Chief Executive Officer and Chief Financial Officer, where we discuss the risk management measures implemented to identify and mitigate data protection and cybersecurity risks. Our Information Technology team also works with our Vice President – General Counsel to oversee compliance with legal, regulatory and contractual cybersecurity requirements.

Our cybersecurity processes include automated tools and technical safeguards managed and monitored by our Information Technology team. We regularly conduct vulnerability testing and security audits. We also employ systems and processes designed to oversee, identify, and reduce the potential impact of a security incident at a third-party vendor, service provider or customer or otherwise implicating the third-party technology and systems we use. In addition to our internal cybersecurity capabilities, we also at times engage assessors, auditors, or other third parties to assist with the assessment, identification, and management of cybersecurity risks.

Our Board has the primary responsibility to oversee cybersecurity matters. The Board periodically reviews the measures implemented by the Company to identify and mitigate risks from cybersecurity threats. As part of such reviews, the Board receives reports from the members of our management team responsible for executing our cybersecurity program, which may address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Board discusses with such members of our management team our information technology systems and procedures on any material cybersecurity risks identified. We have protocols by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported to the Board in a timely manner.

We have adopted an Incident Response Plan that applies in the event of a cybersecurity threat or incident (the “IRP”) to provide a standardized framework for responding to security incidents. The IRP sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. The IRP applies to all Company personnel (including third-party contractors, vendors and partners) that perform functions or services that require access to secure Company information, and to all devices and network services that are owned or managed by the Company. As an additional measure to facilitate our timely and comprehensive response to any security incident, we engage a third-party vendor on retainer to assist in such incidents.

As detailed elsewhere herein, we also rely on information technology and third-party vendors to support our operations, including our secure processing of personal, confidential, sensitive, proprietary and other types of information. Despite ongoing efforts to continue improvement of our and our vendors’ ability to protect against cyber incidents, we may not be able to protect all information systems, and such incidents may lead to reputational harm, revenue and client loss, legal actions, statutory penalties, among other consequences. Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition, and we do not believe that such risks are reasonably likely to have such an effect over the long term.

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

Three Months Ended	High	Low
March 31, 2022	$2.61	$2.25
June 30, 2022	$2.69	$1.29
September 30, 2022	$2.18	$1.08
December 31, 2022	$2.28	$1.54
March 31, 2023	$2.06	$1.28
June 30, 2023	$2.25	$1.55
September 30, 2023	$2.65	$1.45
December 31, 2023	$2.48	$1.36

As of March 26, 2024, the market price for our common stock was $1.39 per share, and we had 66 common shareholders of record, as reported by our transfer agent.

No dividends were paid in 2023 or 2022. There are currently no restrictions prohibiting us from paying dividends to our shareholders. On March 28, 2024, the Company’s Board of Directors declared a special cash dividend on the company’s common stock of $0.32 per share, payable on May 6, 2024, to stockholders of record as of the close of business on April 22, 2024. The aggregate payment will be approximately $9.9 million. Our Board of Directors considered our financial condition, results of operations, capital and legal requirements, economic and market conditions affecting the energy industry in general, and the oilfield services business in particular, and other factors deemed relevant by the board in determining whether or not to declare a dividend. Payment of any dividends in the future will be at the discretion of our board.

Item 6.  [RESERVED]

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

In the fourth quarter, our Board of Directors terminated our President and Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer. Our current management team is focused on improving margins on our seismic acquisition services, reducing general and administrative expenses, and improving our operating cash flows. We have implemented a mark-up to our customers on reimbursable expenses and permitting costs, adjusting our bidding process to better account for our cost structure, and other cost reduction initiatives to improve our profitability.

We had two crews operating throughout the fourth quarter in the United States and resumed our seasonal operations in Canada. High crew utilization in the fourth quarter resulted in improved margins and profitability. In the first quarter, we continued to keep our crews highly utilized in the US and Canada. We are working to keep our crews highly utilized throughout the remainder of the year.

While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity and utilization level of our data acquisition crews. Factors impacting productivity and utilization levels include client demand, commodity prices, whether we enter into turnkey or dayrate contracts with our clients, the number and size of crews, the number of recording channels per crew, crew downtime related to inclement weather, delays in acquiring land access permits, agricultural or hunting activity, holiday schedules, short winter days, crew repositioning and equipment failure. To the extent we experience these factors, our operating results may be affected and vary from quarter to quarter. Consequently, our efforts to negotiate more favorable contract terms in our supplemental service agreements, mitigate permit access delays and improve overall crew productivity may contribute to growth in our revenues.

The majority of our revenues were derived from turnkey contracts for the years ending December 31, 2023 and 2022. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risk related to weather and crew downtime. We expect the majority of our contracts to be turnkey as we continue our operations in the mid-continent, western and southwestern regions of the U.S. in which turnkey contracts are more common.

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

Historically, the chief operating decision maker made operating decisions and evaluated operating results of the Company on a consolidated basis. In December 2023, we appointed a new Chief Executive Officer who is our current chief operating decision maker. Currently, our chief operating decision maker reviews the discrete segment financial information on a geographic basis for the US operations and Canada Operations. The revenue for both of the Company’s segments is generated by the same services, which utilize the same type of equipment and personnel. The performance of our segments is evaluated primarily on Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss), before (i) interest expense, net, (ii) income tax expense or benefit, (iii) depreciation, depletion and amortization and (iv) other unusual or non-recurring charges, such as severance expenses. As a result, our business has two reportable segments, US operations and Canada Operations. We have included management’s discussion and analysis about our two reportable segments for all periods presented herein.

Results of Operations

Year Ended December 31, 2023 versus Year Ended December 31, 2022

US Fee Revenues. Acquisition revenues for the year ended December 31, 2023, were $49.0 million compared to $31.1 million for the same period of 2022. The increase in revenues for the year ended December 31, 2023, compared to the same period of 2022 was primarily a result of increased demand for our services.

Canadian Fee Revenues. Acquisition revenues for the year ended December 31, 2023, were $12.4 million compared to $15.0 million for the same period of 2022. The decrease in revenues for the year ended December 31, 2023, compared to the same period of 2022 was primarily a result of a slight decrease in demand for our services in Canada.

Total Revenues. Revenue for the year ended December 31. 2023, were $96.8 million compared to $51.6 million for the same period of 2022. Total revenues included an increase of $29.8 million in reimbursable revenues.

US Fee Operating Expenses. Acquisition expenses for the year ended December 31, 2023, increased to $41.1 million compared to $29.5 million for the same period of 2022. The increase in operating expenses was mainly due to an overall increase in crew production and utilization.

Canadian Fee Operating Expenses. Acquisition expenses for the year ended December 31, 2023, increased slightly to $11.8 million compared to $11.4 million for the same period of 2022. The increase in operating expenses was mainly due to an overall increase in general operating costs.

Reimbursable Revenues and Costs. These revenues and expenses passed through to our clients and are job specific and vary significantly from year to year. The costs are agreed to by our clients prior to contracting with outside vendors for the various tasks.

General and Administrative Expenses. General and administrative expenses decreased 26% to $11.4 million for the year ended December 31, 2023 compared to $15.5 million for the same period of 2022. The primary factors for the decrease in general and administrative expenses are related to continued cost management and streamlining procedures. We anticipate general and administrative charges for 2024 to be below those in 2023 due to continued focus on reducing costs and the change in our management team.

Severance Expenses. In December 2023, we recorded severance expenses of $2.2 million in connection with the termination of the Company’s (i) President and Chief Executive Officer, (ii) Chief Financial Officer, Executive Vice President, Secretary and Treasurer and (iii) Chief Operating Officer and Executive Vice President.

Depreciation Expense. Depreciation for the year ended December 31, 2023, was $8.5 million compared to $11.8 million for the same period of 2022. The decrease in depreciation expense is a result of limiting capital expenditures to necessary maintenance capital requirements in recent years. Our depreciation expense is expected to remain flat or decline slightly during 2024 primarily due to limited capital expenditures to maintain our existing asset base.

Our total operating costs for the year ended December 31, 2023 were $110.2 million, representing a 49% increase from the corresponding period of 2022. This change was primarily due to the factors described above.

Other Income (Expense). Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) and its subsequent amendments, we were eligible and, in April 2022, we applied for a refundable employee retention credit subject to program conditions and requirements. We recognize these credits as a gain when all uncertainties have been met and the amounts are realizable in accordance with similar gain contingencies. We recognized $3.0 million as a gain in other income and $69,000 as interest income on the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2022 and recognized $3.0M as an employee retention credit receivable in the

Consolidated Balance Sheet as of December 31, 2022. Payments were received in January 2023. No additional credits are expected to be received.

Income Taxes. Income tax benefit was $96,000 for the year ended December 31, 2023 compared to income tax expense of $107,000 for the same period of 2022. The effective tax benefit/expense rates for the years ended December 31, 2023 and 2022 were approximately 0.8% and -0.6%, respectively. Our effective tax rate increased compared to the corresponding period from the prior year primarily due to a change in the valuation allowance on a portion of the NOLs due to an Internal Revenue Code section 382 limitation. Our effective tax rates differ from the statutory federal rate of 21% for certain items such as state and local taxes, valuation allowances, and non-deductible expenses.

Use of EBITDA (Non-GAAP measure)

We define EBITDA as net income (loss) plus interest expense, interest income, income taxes, depreciation and amortization expense and severance expenses. Our management uses EBITDA as a supplemental financial measure to assess:

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

The reconciliation of our EBITDA to our net loss and net cash used in operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Year Ended December 31,
	2023 US	2023 CA	2023 Consol.	2022 US	2022 CA	2022 Consol.
Net cash used in operating activities	$(236)	$1,050	$814	$(6,440)	$3,171	$(3,269)
Changes in working capital and other items	(2,627)	(1,249)	(3,876)	(1,529)	(785)	(2,314)
Non-cash adjustments to net loss	1,226	(180)	1,046	(1,267)	(144)	(1,411)
EBITDA	$(1,637)	$(379)	$(2,016)	$(9,236)	$2,242	$(6,994)

	Year Ended December 31,
	2023 US	2023 CA	2023 Consol.	2022 US	2022 CA	2022 Consol.
Net loss	$(10,057)	$(2,090)	$(12,147)	$(18,867)	$222	$(18,645)
Depreciation and amortization	6,566	1,926	8,492	9,721	2,109	11,830
Severance expense	2,208	-	2,208	-	-	-
Interest (income) expense, net	(258)	(215)	(473)	(197)	(89)	(286)
Income tax expense (benefit)	(96)	-	(96)	107	-	107
EBITDA	$(1,637)	$(379)	$(2,016)	$(9,236)	$2,242	$(6,994)

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

Cash Flows. The following table shows our sources and uses of cash (in thousands) for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Net cash provided by (used in)
Operating activities	$814	$(3,269)
Investing activities	(4,504)	(1,089)
Financing activities	(4,204)	(2,150)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	63	(265)
Net change in cash and cash equivalents and restricted cash	$(7,831)	$(6,773)

Year Ended December 31, 2023 versus Year Ended December 31, 2022

Net cash provided by operating activities was $814,000 for the year ended December 31, 2023 and net cash used by operating activities was $3.3 million for the same period of 2022. The decrease in cash used in operating activities was primarily due to a decreased net loss, due to an increase in activity.

Net cash used in investing activities was $4.5 million for the year ended December 31, 2023, and includes cash capital expenditures of $3.7 million and cash acquisition of short–term investments of $1.0 million, offset by $217,000 in proceeds from the disposal of assets. Net cash used in investing activities was $1.1 million for the year ended December 31, 2022, and includes cash capital expenditures of $1.4 million offset by $340,000 in proceeds from the disposal of assets.

Net cash used in financing activities was $4.2 million for the year ended December 31, 2023, and includes principal payments of $896,000 on our notes and $253,000 on our finance leases and outflows of $3.1 million associated with the acquisition of Breckenridge assets. Net cash used in financing activities was $2.2 million for the year ended December 31, 2022 and includes principal payments of $1.3 million on our notes and $47,000 on our finance leases and outflows of $301,000 for cash settlement of restricted stock units, $79,000 associated with taxes related to stock compensation awards vesting, and $583,000 associated with the acquisition of Breckenridge assets offset by $113,000 received for sale of treasury stock.

We continually strive to supply our clients with technologically advanced 3-D data acquisition recording services and data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.

Risks and Uncertainties. Our ability to be profitable in the future will depend on many factors beyond our control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies. We incurred net losses of $12.1 million for the year ended December 31, 2023, and $18.6 million for the year ended December 31, 2022. As of December 31, 2023, we had $15.8 million in cash, and a positive working capital balance of $15 million. We believe that our cash flows from operations, and our current financial position are adequate to fund our continued operations.

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

Dominion Credit Facility. On September 30, 2019, we entered into a Loan and Security Agreement with Dominion Bank. On September 30, 2023, we entered into the Fifth Loan Modification Agreement (as amended by (i) that certain Loan Modification Agreement dated as of September 30, 2020, (ii) that certain Second Loan Modification Agreement dated as of September 30, 2021, (iii) that certain Third Loan Modification Agreement dated as of September 30, 2022, (iv) that certain Fourth Modification Agreement dated as of March 21, 2023, and (v) the Fifth Modification Agreement, the “Loan Agreement”) The Loan Agreement now provides for a Revolving Credit Facility in an amount up to the lesser of (I) an amount equal to the Borrowing Base or (II) $5 million. Our obligations under the Loan Agreement are secured by a Certificate of Deposit with Dominion Bank for $5 million (the “Deposit”) in our collateral account.  As of December 31, 2023, we have not borrowed any amounts under the Revolving Credit Facility and have approximately $5.0M available for withdrawal.

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

Dominion Letters of Credit. As of December 31, 2023, Dominion Bank has issued one letter of credit in the amount of $265,000 to support our workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Other Indebtedness. As of December 31, 2023, we have one note payable to a finance company for various insurance premiums totaling $910,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Consolidated Balance Sheet as of December 31, 2023 includes finance leases of $1.8 million.

Contractual Obligations. We believe that our capital resources, including our short-term investments, cash flow from operations, and funds available under our Revolving Credit Facility, will be adequate to meet our current operational needs. We believe that we will be able to finance our 2024 capital expenditures through cash flow from operations, borrowings from commercial lenders, and the funds available under our Revolving Credit Facility. However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic climate adversely affects the ability of our customers, and/or potential customers, to promptly pay amounts owing to us under their service contracts with us.

Off-Balance Sheet Arrangements

As of December 31, 2023, we had no off-balance sheet arrangements.

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

Impairment of Long-Lived Assets. We review long-lived assets for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets, and the fair value of the assets is below the carrying value of the assets. Our forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on our anticipated future results while considering anticipated future oil and gas prices, which is fundamental in assessing demand for our services. If the carrying amounts of the assets exceed the estimated expected undiscounted future cash flows, we measure the amount of possible impairment by comparing the carrying amount of the asset to its fair value. No impairment charges were recognized for the years ended December 31, 2023 and 2022.

Leases. We lease certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. We evaluate each lease to determine its appropriate classification as an operating lease or a finance lease for financial reporting purposes. We are the lessee in a lease contract when we obtain the right to control the asset. The majority of our operating leases are non-cancelable operating leases for office, shop and warehouse space in Midland, Plano, Houston and Calgary, Alberta.

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

Revenue Recognition. Our services are provided under cancelable service contracts which usually have an original expected duration of one year or less. These contracts are either turnkey or term agreements. Under both types of agreements, we recognize revenue as the services are performed. Revenue is generally recognized based on receiver layout and pickup compared to total number of receivers anticipated to be recorded on the survey using the total estimated revenue for the service contract. In the case of a cancelled service contract, the client is billed and revenue is recognized for any third party charges and square miles of data recorded up to the date of cancellation.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 seeks to improve disclosures about a public entity’s reportable segments and add disclosures around a reportable segment’s expenses. The updated guidance is effective for our annual periods beginning January 1, 2024, and interim periods within fiscal years beginning January 1, 2025. As we have two reportable segments, we do not expect the adoption of this ASU to have a material impact on our financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 seeks to improve transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. The updated guidance is effective for us on January 1, 2025. We do not expect the adoption of ASU 2023-09 to have a material impact on our financial statements and disclosures.

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

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for expected credit losses of $250,000 at December 31, 2023. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several smaller clients.

We generally provide services to certain key clients that account for a significant percentage of our accounts receivable at any given time. Our key clients vary over time. We extend credit to various companies in the oil and natural gas industry, including our key clients, for the acquisition of seismic data, which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in the economic or other conditions of our key clients and may accordingly impact our overall credit risk. If any of these significant clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, or for any other reason, our results of operations could be affected. Because of the nature of our contracts and clients’ projects, our largest clients can change from year to year, and the largest clients in any year may not be indicative of the largest clients in any subsequent year. During the twelve months ended December 31, 2023, our four largest clients accounted for approximately 73% of revenue. The remaining balance of our revenue derived from varied clients and none represented more than 10% of revenue.

Interest Rate Risk. From time to time, we are exposed to the impact of interest rate changes on the outstanding indebtedness under our Loan Agreement.

We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At December 31, 2023, cash, restricted cash and short term investments totaled $16.0 million.

For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors.”

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages F-1 through F-29 hereof and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer, and our Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our President and Chief Executive Officer, and our Chief Financial Officer, we evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2023 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, we have concluded that, as of December 31, 2023, our internal control over financial reporting was effective. Our internal control over financial reporting as of December 31, 2023 has not been audited by RSM US LLP, the independent registered public accounting firm who audited our financial statements as this audit is not required because the company qualifies for smaller reporting company filing status.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

The following consolidated financial statements of the Company appear on pages F-1 through F-29 and are incorporated by reference into Part II, Item 8:

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

2.1

Agreement and Plan of Merger, dated October 25, 2021, by and between the Company, Wilks Brothers, LLC and WB Acquisitions Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on October 25, 2021, and incorporated herein by reference.

2.2

Amendment No. 1 to Agreement and Plan of Merger, dated December 14, 2021, by and between the Company, Wilks Brothers, LLC and WB Acquisitions Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on December 17, 2021, and incorporated herein by reference.

2.3

Amendment No. 2 to Agreement and Plan of Merger, dated January 4, 2022, by and between the Company, Wilks Brothers, LLC and WB Acquisitions Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on January 5, 2022, and incorporated herein by reference.

2.4

Amendment No. 3 to Agreement and Plan of Merger, dated January 10, 2022, by and between the Company, Wilks Brothers, LLC and WB Acquisitions Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on January 10, 2022, and incorporated herein by reference.

2.5

Asset Purchase Agreement, dated March 24, 2023, by and among the Company, Wilks Brothers, LLC and Breckenridge Geophysical, LLC, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on March 24, 2023, and incorporated herein by reference.

3.1	Amended and Restated Certificate of Formation, dated February 9, 2015, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 16, 2015, and incorporated herein by reference.

3.2

Certificate of Amendment to Amended and Restated Certificate of Formation, dated February 11, 2015, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 16, 2015, and incorporated herein by reference.

3.3

Certificate of Amendment to Amended and Restated Certificate of Formation, dated December 1, 2023, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 1, 2023, and incorporated herein by reference.

3.4	Second Amended and Restated Bylaws, dated December 1, 2023, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on December 1, 2023, and incorporated herein by reference.

3.5

Statement of Resolutions Establishing Series of Shares designated Series A Junior Participating Preferred Stock of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed April 8, 2021, and incorporated herein by reference.

4.1	Form of Specimen Stock Certificate, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 11, 2015, and incorporated herein by reference.

*4.2	Description of Securities.

4.3

Rights Agreement, dated as of April 8, 2021 between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 8, 2021, and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION

4.4

Amendment to Rights Agreement, dated October 25, 2021, between the Company and American Stock Transfer & Trust Company, LLC, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 25, 2021, and incorporated herein by reference.

+10.1	The Executive Nonqualified “Excess” Plan Adoption Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 8, 2013, and incorporated herein by reference.

+10.2	The Executive Nonqualified Excess Plan Document, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 8, 2013, and incorporated herein by reference.

+10.3

Form of Indemnification Agreement entered with directors and executive officers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 9, 2014, and incorporated herein by reference.

+10.4

Amended and Restated Dawson Geophysical Company 2006 Stock and Performance Incentive Plan (the “Legacy Dawson Plan”), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 11, 2015, and incorporated herein by reference.

+10.5

Form of Restricted Stock Agreement for the Legacy Dawson Plan, filed as Exhibit 10.5 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Annual Report on Form 10-K, filed on December 11, 2013 (File No. 001-34404), and incorporated herein by reference.

+10.6

Form of Restricted Stock Unit Agreement for the Legacy Dawson Plan, filed as Exhibit 10.6 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Annual Report on Form 10-K, filed on December 11, 2013 (File No. 001-34404), and incorporated herein by reference.

+10.7

Form of Stock Option Agreement for the Legacy Dawson Plan, filed as Exhibit 10.4 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Quarterly Report on Form 10-Q, filed on February 11, 2008 (File No. 001-34404), and incorporated herein by reference.

+10.8

Form of Stock Option Agreement for the Legacy Dawson Plan, filed as Exhibit 10.9 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Annual Report on Form 10-K, filed on December 11, 2013 (File No. 001-34404), and incorporated herein by reference.

+10.9

Dawson Geophysical 2014 Annual Incentive Plan, filed as Exhibit 10.1 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Current Report on Form 8-K, filed on November 25, 2013 (File No. 001-34404), and incorporated herein by reference.

10.10

Form of Master Geophysical Data Acquisition Agreement, filed as Exhibit 10.10 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Annual Report on Form 10-K, filed on December 5, 2012 (File No. 001-34404), and incorporated herein by reference.

10.11

Form of Supplemental Agreement to Master Geophysical Data Acquisition Agreement, filed as Exhibit 10.11 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Annual Report on Form 10-K, filed on December 5, 2012 (File No. 001-34404), and incorporated herein by reference.

+10.12

Amended and Restated 2006 Stock Awards Plan of the Company (formerly known as the TGC Industries, Inc. 2006 Stock Awards Plan, i.e., the Legacy TGC Plan), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32472), filed on June 5, 2015, and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION

+10.13	Dawson Geophysical Company 2016 Stock and Performance Incentive Plan, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 5, 2016, and incorporated herein by reference.

10.14

Loan and Security Agreement, by and between Dawson Geophysical Company and Dominion Bank, dated September 30, 2019, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 1, 2019, and incorporated herein by reference.

10.15

Loan Modification Agreement to Loan and Security Agreement, by and between Dawson Geophysical Company and Dominion Bank, dated September 30, 2020, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on September 30, 2020, and incorporated herein by reference.

+10.16

Amended and Restated Dawson Geophysical Company 2016 Stock and Performance Incentive Plan, effective as of April 24, 2020, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 14, 2021, and incorporated herein by reference.

10.17

Second Loan Modification Agreement to Loan and Security Agreement, by and between the Company and Dominion Bank, dated September 30, 2021, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 1, 2021, and incorporated herein by reference.

+10.18

Waiver Acknowledgement, dated January 10, 2022, by and between the Company and Stephen C. Jumper, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 10, 2022, and incorporated herein by reference.

10.19

Third Loan Modification Agreement to Loan and Security Agreement, by and between the Company and Dominion Bank, dated September 30, 2022, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 4, 2022, and incorporated herein by reference.

+10.20

Letter Agreement, dated November 11, 2022, by and between C. Ray Tobias and the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 16, 2022, and incorporated herein by reference.

+10.21

Letter Agreement, dated November 11, 2022, by and between James K. Brata and the Company, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 16, 2022, and incorporated herein by reference.

+10.22

Letter Agreement, dated February 14, 2023, by and between Stephen C. Jumper and the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 21, 2023, and incorporated herein by reference.

10.23

Fourth Loan Modification Agreement to Loan and Security Agreement, by and between the Company and Dominion Bank, dated March 21, 2023, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 24, 2023, and incorporated herein by reference.

+10.24

Employment Agreement, dated June 16, 2023, by and between Anthony Clark and the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 22, 2023, and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION

+10.25

Separation and General Release Agreement, dated November 27, 2023, by and between C. Ray Tobias and the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 1, 2023, and incorporated herein by reference.

+10.26

Separation and General Release Agreement, dated November 28, 2023, by and between Stephen C. Jumper and the Company, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 1, 2023, and incorporated herein by reference.

+10.27

Separation and General Release Agreement, dated November 30, 2023, by and between James Brata and the Company, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on December 1, 2023, and incorporated herein by reference.

+10.28

Amended and Restated Employment Agreement, dated December 14, 2023, by and between Anthony Clark and the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 20, 2023, and incorporated herein by reference.

+10.29

Employment Agreement, dated December 14, 2023, by and between Ray Mays and the Company, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 20, 2023, and incorporated herein by reference.

+10.30

Employment Agreement, dated December 14, 2023, by and between Ian Shaw and the Company, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on December 20, 2023, and incorporated herein by reference.

*21.1	Subsidiaries of the Company.

*23.1	Consent of RSM US LLP, independent registered public accounting firm.

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*97.1	Policy for the Recovery of Erroneously Awarded Compensation

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

EXHIBIT NO.	DESCRIPTION

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*           Filed herewith.

+          Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 1st day of April, 2024.

DAWSON GEOPHYSICAL COMPANY

By:	/s/ William A. Clark
William A. Clark

President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Wilks Matthew Wilks	Chairman of the Board of Directors	04-01-24

/s/ Bruce Bradley Bruce Bradley	Director	04-01-24

/s/ Albert Conly Albert Conly	Director	04-01-24

/s/ Jose Carlos Fernandes Jose Carlos Fernandes	Director	04-01-24

/s/ Sergei Krylov Sergei Krylov	Director	04-01-24

/s/ William A. Clark William A. Clark	President and Chief Executive Officer (principal executive officer)	04-01-24

/s/ Ian Shaw Ian Shaw	Chief Financial Officer (principal financial and accounting officer)	04-01-24

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Dawson Geophysical Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dawson Geophysical Company and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Business Combination among Entities under Common Control

As discussed in Notes 1 and 12 to the financial statements, the Company completed a purchase of assets treated as a business combination among entities under common control. The Company’s financial statements as of and for the year ended December 31, 2022 have been adjusted to show the combined results as if the business combination had occurred on January 14, 2022, the date on which both entities were under common control.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

● ●

Business combination among entities under common control: As discussed in Note 1 to the financial statements, on March 24, 2023, the Company entered into an asset purchase agreement with Wilks Brothers, LLC (Wilks) and Breckenridge Geophysical, LLC (Breckenridge), a wholly owned subsidiary of Wilks. Pursuant to the asset purchase agreement, the Company completed the purchase of substantially all of the Breckenridge assets related to seismic data acquisition services other than its multi-client data library in exchange for a combination of equity consideration and a convertible note payable. While this acquisition was structured as an asset purchase, it was determined that the appropriate accounting treatment required implementation of business combination guidance in a manner similar to a pooling of interests. The Company’s financial presentation reflects combined results of the two companies as if the combination occurred on January 14, 2022, the earliest date on which Wilks became the majority shareholder of both entities in the reporting period.

We identified the business combination among entities under common control as a critical audit matter as management’s assessment of the accounting principles related to such transactions is complex and requires that management make significant judgments, including determining whether the assets acquired from Breckenridge constituted a business; complying with relevant presentation and disclosure guidance applicable to transactions among entities under common control; determining the date on which Wilks was in control of both Dawson and Breckenridge; and whether Dawson or Breckenridge was the receiving entity. Testing management's judgments in these matters required a high degree of auditor judgment and increased audit effort, including the involvement of subject matter experts to assist in evaluating management's conclusions.

Our audit procedures related to the Company’s accounting for the business combination with entities under common control included the following, among others:

●
We evaluated the Company’s determination that there was a transaction among entities under common control by considering the following factors: (1) if the Company is considered the receiving entity in the transaction and (2) the date on which the entities were deemed under common control.

●
We evaluated the appropriateness of the financial presentation for a transaction between entities under common control by reading management’s audit evidence, including relevant accounting policies, and by considering how the application of US GAAP affected management’s judgments and conclusions.

/s/ RSM US LLP

We have served as the Company's auditor since 2016.

Houston, Texas

April 1, 2024

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,	December 31,
	2023	2022 (as adjusted)
Assets
Current assets:
Cash and cash equivalents	$10,772	$18,603
Restricted cash	5,000	5,000
Short-term investments	265	265
Accounts receivable, net of allowance for doubtful accounts of $250
at December 31, 2023 and 2022	12,735	7,972
Employee retention credit receivable	—	3,035
Prepaid expenses and other current assets	8,654	8,951
Total current assets	37,426	43,826

Property and equipment	241,955	254,679
Less accumulated depreciation	(225,447)	(234,211)
Property and equipment, net	16,508	20,468

Right-of-use assets	3,208	4,010

Intangibles, net	377	369

Total assets	$57,519	$68,673

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,883	$4,140
Accrued liabilities:
Payroll costs and other taxes	3,415	2,001
Other	709	1,280
Deferred revenue	11,829	7,380
Current maturities of notes payable and finance leases	1,380	275
Current maturities of operating lease liabilities	1,202	1,118
Total current liabilities	22,418	16,194

Long-term liabilities:
Notes payable and finance leases, net of current maturities	1,289	207
Operating lease liabilities, net of current maturities	2,363	3,331
Deferred tax liabilities, net	15	137
Total long-term liabilities	3,667	3,675

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
30,812,329 and 23,812,329 shares issued, and 30,812,329 and 23,812,329 shares
outstanding at December 31, 2023 and December 31, 2022, respectively	308	238
Additional paid-in capital	156,678	155,413
Accumulated deficit	(123,640)	(112,469)
Equity of Breckenridge prior to acquisition	—	7,695
Accumulated other comprehensive loss, net	(1,912)	(2,073)
Total stockholders’ equity	31,434	48,804

Total liabilities and stockholders’ equity	$57,519	$68,673

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022 (as adjusted)

Operating revenues:		$
Fee Revenue	$61,447		46,071
Reimbursable Revenue	35,399		5,559
	96,846		51,630
Operating costs:
Operating expenses
Fee operating expenses	52,895		40,987
Reimbursable operating expenses	35,149		5,559
	88,044		46,546
General and administrative	11,430		15,455
Severance expense	2,208		—
Depreciation and amortization	8,492		11,830
	110,174		73,831

Loss from operations	(13,328)		(22,201)

Other income (expense):
Interest income	576		317
Interest expense	(103)		(31)
Other income, net	612		411
Gain from employee retention credit	—		2,966

Loss before income tax	(12,243)		(18,538)

Current	(25)		9
Deferred	121		(116)
Income tax benefit (expense):	96		(107)

Net loss	(12,147)		(18,645)

Other comprehensive income (loss):
Net unrealized income (loss) on foreign exchange rate translation	161		(1,063)

Comprehensive loss	$(11,986)		$(19,708)

Basic loss per share of common stock	$(0.45)		$(0.75)

Diluted loss per share of common stock	$(0.45)		$(0.75)

Weighted average equivalent common shares outstanding	26,752,055		24,971,031

Weighted average equivalent common shares outstanding - assuming dilution	26,752,055		24,971,031

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

	Equity					Accumulated
	Attributable	Common Stock		Additional		Other
	to Breckenridge	Number		Paid-in	Accumulated	Comprehensive
	Prior to Acquisition	Of Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance January 1, 2022	$—	23,692,379	$237	$155,268	$(92,018)	$(1,010)	$62,477

Net income (loss)	1,806				(20,451)		(18,645)

Unrealized loss on foreign exchange rate translation						(1,063)
Income tax benefit (expense)						—
Other comprehensive loss						(1,063)	(1,063)

Issuance of common stock under stock compensation plans		155,000	1	(1)			—

Stock-based compensation expense				413			413

Shares exchanged for taxes on stock-based compensation		(35,050)	—	(79)			(79)

Cash settlement of RSUs				(301)			(301)

Treasury stock sale				113			113

Deemed contribution of Breckenridge net assets	6,472						6,472

Breckenridge cash distributions prior to acquisition	(583)						(583)

Balance December 31, 2022 (as adjusted)	$7,695	23,812,329	$238	$155,413	$(112,469)	$(2,073)	$48,804

Net loss	(976)				(11,171)		(12,147)

Unrealized income on foreign exchange rate translation						161
Income tax benefit (expense)						—
Other comprehensive income						161	161

Issuance of stock for Breckenridge acquisition	(1,335)	1,188,235	12	2,008			685

Excess of purchase price over net assets acquired				(10,565)			(10,565)

Breckenridge cash distributions prior to acquisition	(3,055)						(3,055)

Deemed distribution of Breckenridge net assets not acquired	(2,329)						(2,329)

Issuance of stock for convertible note		5,811,765	58	9,822			9,880

Balance December 31, 2023	$—	30,812,329	$308	$156,678	$(123,640)	$(1,912)	$31,434

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2023	2022 (as adjusted)
Cash flows from operating activities:
Net loss	$(12,147)	$(18,645)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,492	11,830
Operating lease cost	1,094	998
Non-cash compensation	—	413
Deferred income tax (benefit) expense	(121)	116
Bad debt expense	68	—
(Gain) loss on disposal of assets	(23)	551
Remeasurement and other	—	(18)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,802)	2,890
(Increase) decrease in employee retention credit receivable	3,035	(3,035)
(Increase) decrease in prepaid expenses and other assets	1,902	(4,324)
Increase (decrease) in accounts payable	138	802
Increase (decrease) in accrued liabilities	906	705
Increase (decrease) in operating lease liabilities	(1,177)	(1,026)
Increase (decrease) in deferred revenue	4,449	5,474

Net cash provided by (used in) operating activities	814	(3,269)

Cash flows from investing activities:
Capital expenditures, net of non-cash capital expenditures summarized below	(3,721)	(1,429)
Acquisition of short-term investments	(1,000)	—
Proceeds from disposal of assets	217	340

Net cash used in investing activities	(4,504)	(1,089)

Cash flows from financing activities:
Principal payments on notes payable	(896)	(1,253)
Principal payments on finance leases	(253)	(47)
Tax withholdings related to stock-based compensation awards	—	(79)
Cash settlement of RSUs	—	(301)
Sale of treasury stock	—	113
Breckenridge cash distributions prior to acquisition	(3,055)	(583)

Net cash used in financing activities	(4,204)	(2,150)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	63	(265)

Net decrease in cash and cash equivalents and restricted cash	(7,831)	(6,773)

Cash and cash equivalents and restricted cash at beginning of period	23,603	30,376

Cash and cash equivalents and restricted cash at end of period	$15,772	$23,603

Supplemental cash flow information:
Cash paid for interest	$98	$31
Cash received for income taxes	$9	$7

Non-cash operating, investing and financing activities:
(Decrease) increase in accrued purchases of property and equipment	$(272)	$605
Finance leases incurred	$1,730	$279
Increase in right-of-use assets and operating lease liabilities	$283	$598
Financed insurance premiums	$1,602	$1,193
Deemed distribution of Breckenridge net assets not acquired	$2,329	$—
Deemed contribution of Breckenridge net assets	$—	$(6,472)
Acquisition of net assets of Breckenridge	$(1,335)	$—

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Certain prior period amounts in the condensed consolidated financial statements may have been reclassified to conform to the current period’s presentation.

These consolidated financial statements have been prepared using accounting principles generally accepted in the U.S. for interim financial information and the instructions to Form 10-K and applicable rules of Regulation S-X of the Securities and Exchange Commission (the “SEC”).

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Dawson Seismic Services Holdings, Inc., Eagle Canada, Inc., Eagle Canada Seismic Services ULC and Exploration Surveys, Inc. Additionally, Breckenridge has been consolidated on the Company’s statements for the period from January 14, 2022 (the date on which Wilks gained control of Dawson) to December 31, 2022, and for the period from January 1, 2023 to March 24, 2023. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

For purposes of the consolidated financial statements, the Company considers demand deposits, certificates of deposit, overnight investments, money market funds and all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Allowance for Current Expected Credit Loss

The Company’s allowance for credit losses reflects its current estimate expected to be incurred over the life of the financial instrument and is determined based on a number of factors. Management determines the need for any allowance for credit losses on accounts receivable based on its review of past-due accounts, its past experience of historical write-offs, its current client base, when customer accounts exceed 90 days past due and specific customer account reviews. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. With the adoption of ASU No. 2016-13 in 2020, the Company made an accounting policy election to write off accrued interest amounts by reversing interest income. The Company's allowance for credit losses was $250,000 at December 31, 2023 and 2022.

Employee Retention Credit Receivable

Under the provisions of the CARES Act, the Company was eligible and, in April 2022, applied for a refundable employee retention credit subject to program conditions and requirements. The Company recognizes these credits as a gain when all uncertainties have been met and the amounts are realizable in accordance with similar gain contingencies. The Company recognized $3.0 million as a gain in other income and $69,000 as interest income in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2022 and recognized $3.0 million as an employee retention credit receivable in the Consolidated Balance Sheet as of December 31, 2022. Payments were received in January 2023.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when triggering events occur suggesting deterioration in the assets’ recoverability or fair value. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets and the fair value of the assets is below the carrying value of the assets. Management’s forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on the Company’s anticipated future results, while considering anticipated future oil and natural gas prices which is fundamental in assessing demand for the Company’s services. If the carrying amounts of the assets exceed the estimated expected undiscounted future cash flows, the Company measures the amount of possible impairment by comparing the carrying amount of the assets to the fair value. No impairment charges were recognized for the years ended December 31, 2023 and 2022.

Leases

The Company leases certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or a finance lease for financial reporting purposes. The Company is the lessee in a lease contract when we obtain the right to control the asset. The majority of our operating leases are non-cancelable operating leases for office, shop and warehouse space in Midland, Plano, Houston and Calgary, Alberta.

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

Intangibles

The Company has intangible assets consisting primarily of trademarks/tradenames (which are not amortized) resulting from a business combination. The Company tests for impairment on an annual basis during the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. No impairment charges were recognized for the years ended December 31, 2023 and 2022.

Revenue Recognition

Services are provided under cancelable service contracts which usually have an original expected duration of one year or less. These contracts are either turnkey or term agreements. Under both types of agreements, the Company recognizes revenues as the services are performed. Revenue is generally recognized based on receivers laid out and picked up compared to total receivers anticipated to be recorded on the survey using the total estimated revenue for the service contract. In the case of a cancelled service contract, the client is billed and revenue is recognized for any third party charges and square miles of data recorded up to the date of cancellation.

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

Segments

Historically, the chief operating decision maker made operating decisions and evaluated operating results of the Company on a consolidated basis. In December 2023, we appointed a new Chief Executive Officer who is our current chief operating decision maker. Currently, our chief operating decision maker reviews the discrete segment financial information on a geographic basis for the US operations and Canada Operations. The revenue for both of the Company’s segments is generated by the same services, which utilize the same type of equipment and personnel. The performance of our segments is evaluated primarily on Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss), before (i) interest expense, net, (ii) income tax expense or benefit, (iii) depreciation, depletion and amortization and (iv) other unusual or non-recurring charges, such as severance expenses. As a result, our business has two reportable segments, US operations and Canada Operations. We have included disclosures about our two reportable segments for all periods presented herein. See Note 15 for additional disclosures related to our reportable segments.

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

Use of Estimates in the Preparation of Financial Statements

Preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of certain assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most sensitive estimates involve the Company’s estimates for total revenues and total fulfillment costs on service contracts. Because of the use of assumptions and estimates inherent in the reporting process, actual results could differ from those estimates.

Severance Expense

In December 2023, we recorded severance expenses of $2.2 million in connection with the termination of the Company’s (i) President and Chief Executive Officer, (ii) Chief Financial Officer, Executive Vice President, Secretary and Treasurer and (iii) Chief Operating Officer and Executive Vice President. This severance is included on the balance sheet within accrued liabilities in payroll costs and other taxes. This severance will be paid out in bi-weekly payments for (ii) and (iii) until February of 2025, and bi-weekly payments for (i) until December of 2025.

Risks and uncertainties

Our ability to be profitable in the future will depend on many factors beyond our control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies. We incurred net losses of $12.1 million for the year ended December 31, 2023, and $18.6 million for the year ended December 31, 2022. As of December 31, 2023, we had $15.8 million in cash, and a positive working capital balance of $15 million. We believe that our cash flows from operations, and our current financial position are adequate to fund our continued operations.

2.	Short-Term Investments

The Company had short-term investments at December 31, 2023 and 2022 consisting of certificates of deposit with original maturities greater than three months but less than a year. Certificates of deposit with any given banking institution did not exceed the FDIC insurance limit at December 31, 2023 or 2022.

3.           Fair Value of Financial Instruments

At December 31, 2023 and 2022, the Company’s financial instruments included cash and cash equivalents, restricted cash, short-term investments in certificates of deposit, accounts receivable, employee retention credit receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating lease liabilities. Due to the short-term maturities of cash and cash equivalents, restricted cash, accounts receivable, employee retention credit receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes payable, finance leases and operating lease liabilities approximate their fair value based on a comparison with the prevailing market interest rates. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes payable, finance leases, operating lease liabilities and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

4.           Property and Equipment

Property and equipment, together with the related estimated useful lives at December 31, 2023 and 2022, were as follows (in thousands):

	December 31,
	2023	2022 (as adjusted)	Useful Lives
Land, building and other	$13,476	$13,440	3 to 40 years
Recording equipment	140,156	154,132	5 to 10 years
Vibrator energy sources	64,690	64,110	5 to 15 years
Vehicles	23,633	22,997	1.5 to 10 years
	241,955	254,679
Less accumulated depreciation	(225,447)	(234,211)
Property and equipment, net	$16,508	$20,468

5.           Supplemental Consolidated Financial Statement Information

Other Current Assets and Other Current Liabilities

Prepaid expenses and other current assets consist of the following at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022 (as adjusted)
Contract assets	$4,318	$5,433
Prepaid expenses	3,197	2,271
Other assets	1,139	1,247
Other current assets	$8,654	$8,951

Other current liabilities consisted of the following at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022 (as adjusted)
Accrued self-insurance reserves	$338	$435
Other accrued expenses and current liabilities	371	845
Other current liabilities	$709	$1,280

Related Party Transactions

For the year ending December 31, 2023, the Company incurred related party expenses totaling approximately $120,000 related to hauling charges paid to various commonly controlled companies of Wilks Brothers, LLC, the holder of approximately 80% of the Company’s outstanding stock. For the year ended December 31, 2023, the Company recorded approximately $10,000 of related party revenue from a commonly controlled company of Wilks Brothers, LLC. The Company did not have any related party transactions during the year ended December 31, 2022. As of December 31, 2023, the Company had approximately $11,000 of outstanding related party accounts payable and no outstanding related party accounts receivable.

For the years ended December 31, 2023, and December 31, 2022, Breckenridge incurred related party expenses totaling approximately $110,000 and $567,000, respectively. For the year ended December 31, 2023, these charges by various commonly controlled companies of Wilks Brothers, LLC consisted of trucking charges of $60,000, management charges of $44,000, and payroll administration charges of $6,000.  For the year ended December 31, 2022, these charges by various commonly controlled companies of Wilks Brothers, LLC consisted of trucking charges of $92,000, management charges of $432,000, and payroll administration charges of $43,000.

Deferred Costs

Deferred costs were $5.4 million and $1 million at January 1, 2023 and 2022, respectively. The Company’s prepaid expenses and other current assets at December 31, 2023 and 2022 included deferred costs incurred to fulfill contracts with customers of $4.3 million and $5.4 million, respectively.

Deferred costs at December 31, 2023 compared to January 1, 2023 decreased primarily as a result of the completion of several projects for clients with significant deferred fulfillment costs at the beginning of the year. Deferred costs at December 31, 2022 compared to January 1, 2022 increased primarily as a result of new projects for clients with significant deferred fulfillment costs at December 31, 2022.

The amount of total deferred costs amortized for the years ended December 31, 2023 and 2022 was $38.3 million and $6.8 million, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue

Deferred revenue was $7.4 million and $1.3 million at January 1, 2023 and 2022, respectively. The Company’s deferred revenue at December 31, 2023 and 2022 was $11.8 million and $7.4 million, respectively.

Deferred revenue at December 31, 2023 and 2022 compared to January 1, 2023 and 2022, increased primarily as a result of various new projects for clients with large third party reimbursables where data has not yet been recorded.

Revenue recognized for the year ended December 31, 2023 that was included in the contract liability balance at the beginning of 2023 was $7.3 million. Revenue recognized for the year ended December 31, 2022 that was included in the contract liability balance at the beginning of 2022 was $1.1 million. Deferred revenue not recognized during 2023 relates to projects that have not yet started or were cancelled.

6.           Debt

Dominion Loan Agreement

On September 30, 2019, the Company entered into a Loan and Security Agreement with Dominion Bank, a Texas state bank (“Dominion Bank”). On September 30, 2023, the Company entered into a Fifth Loan Modification Agreement (the “Fifth Modification Agreement”) to the Loan and Security Agreement (as amended by (i) that certain Loan Modification Agreement dated as of September 30, 2020, (ii) that certain Second Loan Modification Agreement dated as of September 30, 2021, (iii) that certain Third Loan Modification Agreement dated as of September 30, 2022, (iv) that certain Fourth Modification Agreement dated as of March 21, 2023, and (v) the Fifth Modification Agreement, the “Loan Agreement”). The Loan Agreement now provides for a secured revolving credit facility (the “Revolving Credit Facility”) in an amount up to the lesser of (I) an amount equal to the Borrowing Base or (II) $5 million. The Company’s obligations under the Loan Agreement are secured by a Certificate of Deposit with Dominion Bank for $5.0M (the “Deposit”) in the

Company’s collateral account. As of December 31, 2023, the Company has not borrowed any amounts under the Revolving Credit Facility and has approximately $5 million available for withdrawal.

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

Dominion Letters of Credit

As of December 31, 2023, Dominion Bank has issued one letter of credit in the amount of $265,000 to support the Company’s workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Other Indebtedness

As of December 31, 2023, the Company has one note payable to a finance company for various insurance premiums totaling $910,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022 include finance leases of $1.8 million and $277,000, respectively.

Maturities of Debt

The Company’s aggregate principal amount of outstanding notes payable and the interest rates and monthly payments as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31, 2023	December 31, 2022
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$910	$205
Interest rate	8.75%	8.24%

The Company’s aggregate maturities of finance leases at December 31, 2023 are as follows (in thousands):

January 2024 - December 2024	$470
January 2025 - December 2025	569
January 2026 - December 2026	517
January 2027 - December 2027	203
Obligations under finance leases	$1,759

Interest rates on these leases ranged from 4.86% to 8.74%.

7.           Leases

The Company leases certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The Company is the lessee in a lease contract when we obtain the right to control the asset. The majority of our operating leases are non-cancelable operating leases for office, shop and warehouse space in Midland, Plano, Houston and Calgary, Alberta.

The components of lease cost for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Finance lease cost
Amortization of right-of-use assets	$957	$1,273
Interest on lease liabilities	57	3
Total finance lease cost	1,014	1,276

Operating lease cost	1,201	1,242

Short-term lease cost	—	—
Total lease cost	$2,215	$2,518

Supplemental cash flow information related to leases for the years ended December 31, 2023 and 2022 was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(1,345)	$(1,271)
Operating cash flows from finance leases	$(57)	$(3)
Financing cash flows from finance leases	$(253)	$(47)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$283	$598
Finance leases	$—	$—

Supplemental balance sheet information related to leases as of December 31, 2023 and 2022 was as follows (in thousands):

	December 31,
	2023	2022
Operating leases
Operating lease right-of-use assets	$3,208	$4,010

Operating lease liabilities - current	$1,202	$1,118
Operating lease liabilities - long-term	2,363	3,331
Total operating lease liabilities	$3,565	$4,449

Finance leases
Property and equipment, at cost	$10,672	$8,942
Accumulated depreciation	(7,982)	(7,336)
Property and equipment, net	$2,690	$1,606

Finance lease liabilities - current	$470	$70
Finance lease liabilities - long-term	1,289	207
Total finance lease liabilities	$1,759	$277

Weighted average remaining lease term
Operating leases	3.1 years	3.9 years
Finance leases	3.2 years	2.8 years

Weighted average discount rate
Operating leases	5.20%	5.03%
Finance leases	6.60%	7.21%

Maturities of lease liabilities at December 31, 2023 are as follows (in thousands):

	Operating Leases	Finance Leases
January 2024 - December 2024	$1,359	$571
January 2025 - December 2025	1,071	638
January 2026 - December 2026	1,090	548
January 2027 - December 2027	336	208
January 2028 - December 2028	23	—
Thereafter	—	—
Total payments under lease agreements	3,879	1,965

Less imputed interest	(314)	(206)

Total lease liabilities	$3,565	$1,759

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

In 2016, the Company adopted the 2016 Plan, which provides for the issuance of up to 1,000,000 shares of authorized Company common stock, which authorized amount was increased to 1,050,000 as a result of the 5% stock dividend approved by the Board on May 1, 2018. At the annual shareholders’ meeting on June 9, 2020, the Company’s shareholders approved a restated version of the 2016 Plan (the “Restated 2016 Plan”), which authorized an additional

1,000,000 shares. The total aggregate numbers of shares of Common Stock reserved under the Restated 2016 Plan is 2,050,000 shares. As of December 31, 2023, there were approximately 1,264,487 shares available for future issuance. The Restated 2016 Plan provides for the issuance of stock-based compensation awards, including stock options, common stock, restricted stock, restricted stock units and other forms. Stock option grant prices awarded under the Restated 2016 Plan may not be less than the fair market value of the common stock subject to such option on the grant date, and the term of stock options shall extend no more than ten years after the grant date. The Restated 2016 Plan terminates June 9, 2030.

The Company’s employees and officers that hold unvested restricted stock awarded during 2016 or thereafter are not entitled to dividends when the Company pays dividends.

Impact of Stock-Based Compensation

The following table summarizes stock-based compensation expense, which is included in operating or general and administrative expense, as appropriate, in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Restricted stock unit awards	$—	$413
Common stock awards	—	—
Total compensation expense	$—	$413

Stock Options

There was no stock option activity during the years ended December 31, 2023 and 2022. There were no outstanding stock options as of December 31, 2023 or 2022.

Restricted Stock Awards

There was no restricted stock award activity during the years ended December 31, 2023 and 2022.

Restricted Stock Unit Awards

The Company did not grant any restricted stock unit awards during the years ended December 31, 2023 or 2022.

As of December 31, 2023, there was no unrecognized compensation cost related to nonvested restricted stock unit awards.

The aggregate vesting date fair value of restricted stock units for the years ended December 31, 2023 and 2022 was $0 and $351,000, respectively.

The aggregate cash settlement date fair value of restricted stock units for the years ended December 31, 2023 and 2022 was $0 and $301,000, respectively. An additional 5% over fair value of restricted stock units was issued for those who chose the cash settlement option with an aggregate value for the years ended December 31, 2023 and 2022 of $0 and $15,000, respectively.

Common Stock Awards

The Company did not grant any common stock awards with immediate vesting to outside directors during the years ended December 31, 2023 and 2022.

9.         Employee Benefit Plans

The Company provides a 401(k) plan as part of its employee benefits package in order to retain quality personnel. The Company elected to match 100% of the employee contributions up to a maximum of 6% of the participant’s applicable compensation under its 401(k) plan for the years ended December 31, 2023 and 2022. The Company’s matching contributions under its 401(k) plan for the years ended December 31, 2023 and 2022 were approximately $648,000 and $537,000, respectively.

10.         Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs for the years ended December 31, 2023 and 2022 totaled $32,000 and $29,000, respectively.

11.         Income Taxes

The Company’s components of loss before income tax, exclusive of Breckenridge were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Domestic	$(9,177)	$(20,566)
Foreign	(2,090)	222
Loss before income tax	$(11,267)	$(20,344)

The Company’s components of income tax benefit (expense) were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Current federal benefit	$17	$9
Current state expense	(42)	—
Deferred federal benefit (expense)	114	(109)
Deferred state benefit (expense)	7	(7)
Income tax benefit (expense)	$96	$(107)

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to loss before income tax as follows (in thousands):

	Year Ended December 31,
	2023	2022
Tax benefit computed at statutory rate of 21%	$2,366	$4,272
Change in valuation allowance	(2,599)	15,352
State income tax expense, net of federal tax	(28)	(5)
Foreign losses	492	70
Section 382 limited NOL	—	(19,904)
Other	(135)	108
Income tax benefit (expense)	$96	$(107)

The principal components of the Company’s net deferred tax assets (liabilities) (in thousands) were as follows:

	December 31,
	2023	2022
Deferred tax assets:
Federal tax net operating loss ("NOL") carryforward	$14,505	$13,373
Foreign tax NOL carryforward	7,031	6,423
Deferred revenue	1,697	379
State tax NOL carryforward	1,579	1,398
Intangible Assets - Breckenridge	939	—
Accrued severance	456	—
Other comprehensive income	421	458
Foreign deferred taxes	256	252
Right-of-use assets	79	80
Canadian start-up costs	58	74
Other	53	52
Self-insurance	39	37
Workers’ compensation	3	8
Gross deferred tax assets	27,116	22,534
Less valuation allowances	(26,443)	(21,184)
Net deferred tax assets	673	1,350
Deferred tax liabilities:
Property and equipment	(688)	(1,486)
Net deferred tax liabilities	$(15)	$(136)

Domestic deferred tax liabilities	$(15)	$(136)
Foreign deferred tax liabilities	—	—
Net deferred tax liabilities	$(15)	$(136)

At December 31, 2023, the Company had a gross NOL for U.S. federal income tax purposes of approximately $163,849,000 but expects approximately $94,779,000 to expire unused due to the 382 event discussed below. The remaining NOL will begin to expire in 2027. Losses incurred after the year ended December 31, 2017 have no expiration. The Company will carry forward the tax benefits related to federal net NOL of approximately $14,505,000. The Company also had state net NOLs that will affect state taxes of approximately $1,579,000 at December 31, 2023. State NOLs began to expire in 2015 and continue to expire each year. The Company also had a Canadian gross NOL of $27,043,000 that will begin to expire in 2037.

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

In evaluating the possible sources of taxable income during 2023, the Company determined it is more likely than not that the remaining deferred tax assets will not be realizable. As a result, the Company recorded full valuation allowance against foreign deferred tax assets and its federal and state deferred tax assets with the exception of its trademark intangible.

At December 31, 2023 and 2022, the Company did not have any uncertain tax positions. The Company’s policy is to recognize interest and penalties related to an uncertain tax position in income tax expense.

12.         Supplemental Purchase Agreement Transaction Information

Historical financial information for Breckenridge was derived from Breckenridge’s financial statements. In the opinion of the Company’s management, the financial information of Breckenridge reflects all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The non-cash items associated with the Purchase Agreement shown on the Condensed Consolidated Statements of Cash Flows consist of “Deemed distribution (contribution)” and “Acquisition of Breckenridge net assets” and are derived as follows (in thousands):

Deemed Distribution (Contribution)	Year Ended December 31,
	2023	2022
Deemed distribution (contribution) of short-term investments	$1,000	$—
Deemed distribution (contribution) of accounts receivable	1,015	(2,605)
Deemed distribution (contribution) of prepaids and other	1	(133)
Deemed distribution (contribution) of land and buildings	514	(4,726)
Deemed (distribution) contribution of accounts payable	(132)	196
Deemed (distribution) contribution of accrued liabilities	(69)	228
Deemed (distribution) contribution of deferred revenue	—	568
Deemed distribution of Breckenridge net assets not acquired	$2,329
Deemed contribution of Breckenridge net assets		$(6,472)

Historical Carrying Value of Assets Acquired	March 24, 2023
Accounts receivable, net	$67
Prepaid expenses and other current assets	56
Property and equipment, net	1,322
Other accrued liabilities	(16)
Deferred revenue	(94)
Acquisition of Breckenridge net assets	$1,335

Total consideration for the asset purchase is as follows (in thousands):

Consideration Paid	March 24, 2023
Common stock issued	$2,020
Note payable issued	9,880
Purchase price	$11,900

Because the Transaction constitutes a transaction among entities under common control, the excess purchase price over the historical carrying value of the net assets acquired was recorded as a charge to additional paid in capital. The excess purchase price over the historical carrying value of the assets at the acquisition date is as follows (unaudited and in thousands):

Excess Purchase Price	March 24, 2023
Purchase price	$11,900
Historical carrying value of assets acquired	(1,335)
Excess purchase price	$10,565

The following table reconciles the previously reported Balance Sheet at December 31, 2022 to the current Balance Sheet for the same period (in thousands):

	December 31, 2022
	Dawson	Breckenridge	Dawson
	Previously Reported		As Adjusted

Assets
Current assets:
Cash and cash equivalents	$13,914	$4,689	$18,603
Restricted cash	5,000	—	5,000
Short-term investments	265	—	265
Accounts receivable, net	6,945	1,027	7,972
Employee retention credit receivable	3,035	—	3,035
Prepaid expenses and other current assets	8,876	75	8,951
Total current assets	38,035	5,791	43,826

Property and equipment, net	18,127	2,341	20,468
Right-of-use assets	4,010	—	4,010
Intangibles, net	369	—	369
Total assets	$60,541	$8,132	$68,673

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,015	$125	$4,140
Accrued liabilities:
Payroll costs and other taxes	1,973	28	2,001
Other	1,178	102	1,280
Deferred revenue	7,199	181	7,380
Current maturities of notes payable and finance leases	275	—	275
Current maturities of operating lease liabilities	1,118	—	1,118
Total current liabilities	15,758	436	16,194

Long-term liabilities:
Notes payable and finance leases, net of current maturities	207	—	207
Operating lease liabilities, net of current maturities	3,331	—	3,331
Deferred tax liabilities, net	136	1	137
Total long-term liabilities	3,674	1	3,675

Stockholders' equity:
Common stock	238	—	238
Additional paid-in capital	155,413	—	155,413
Accumulated earnings (deficit)	(112,469)	—	(112,469)
Equity of Breckenridge prior to acquisition	—	7,695	7,695
Accumulated other comprehensive income (loss), net	(2,073)	—	(2,073)
Total stockholders' equity	41,109	7,695	48,804

Total liabilities and stockholders' equity	$60,541	$8,132	$68,673

The following tables reconcile the previously reported Statement of Operations for the year ended December 31, 2022 to the current Statement of Operations for the same periods (in thousands):

	Year Ended December 31, 2022
	Dawson	Breckenridge	Eliminations and	Dawson
	Previously Reported		Other Adjustments	As Adjusted
Operating revenues
Fee revenue	$31,921	$16,351	$(2,201)	$46,071
Reimbursable revenue	5,559	—	—	5,559
	37,480	16,351	(2,201)	51,630
Operating costs:
Operating expenses
Fee operating expenses	32,351	10,837	(2,201)	40,987
Reimbursable operating expenses	5,559	—	—	5,559
	37,910	10,837	(2,201)	46,546
General and administrative	13,785	1,670	—	15,455
Depreciation and amortization	9,795	2,035	—	11,830
	61,490	14,542	(2,201)	73,831

Income (loss) from operations	(24,010)	1,809	—	(22,201)

Other income (expense):
Interest income	316	1	—	317
Interest expense	(31)	—	—	(31)
Other income (expense), net	415	(4)	—	411
Gain from employee retention credit	2,966	—	—	2,966
Income (loss) before income tax	(20,344)	1,806	—	(18,538)
Income tax benefit (expense)	(107)	—	—	(107)
Net income (loss)	(20,451)	1,806	—	(18,645)
Other comprehensive income (loss):
Net unrealized income (loss) on foreign exchange rate translation	(1,063)	—	—	(1,063)

Comprehensive (loss) income	$(21,514)	$1,806	$—	$(19,708)
Basic income (loss) per share of common stock	$(0.86)	$—	$0.11	$(0.75)
Diluted income (loss) per share of common stock	$(0.86)	$—	$0.11	$(0.75)
Weighted average equivalent common shares outstanding	23,782,796	—	1,188,235	24,971,031
Weighted average equivalent common shares outstanding
- assuming dilution	23,782,796	—	1,188,235	24,971,031

The following table reconciles the previously reported Statement of Cash Flows for the year ended December 31, 2022 to the current Statement of Cash Flows for the same period (in thousands):

	Year ended December 31, 2022
	Dawson	Breckenridge	Dawson
	Previously Reported		As Adjusted

Cash flows from operating activities:
Net (loss) income	$(20,451)	$1,806	$(18,645)

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,795	2,035	11,830
Operating lease cost	998	—	998
Non-cash compensation	413	—	413
Deferred income tax expense	116	—	116
Gain on disposal of assets	(219)	770	551
Remeasurement and other	(18)	—	(18)
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,311	1,579	2,890
Increase in employee retention credit receivable	(3,035)	—	(3,035)
(Increase) decrease in prepaid expenses and other assets	(4,382)	58	(4,324)
Increase (decrease) in accounts payable	873	(71)	802
Increase (decrease) in accrued liabilities	802	(97)	705
Increase (decrease) in operating lease liabilities	(1,026)	—	(1,026)
Increase (decrease) in deferred revenue	5,862	(388)	5,474
Net cash (used in) provided by operating activities	(8,961)	5,692	(3,269)

Cash flows from investing activities:
Capital expenditures	(894)	(535)	(1,429)
Proceeds from disposal of assets	225	115	340
Net cash used in investing activities	(669)	(420)	(1,089)

Cash flows from financing activities:
Principal payments on notes payable	(1,253)	—	(1,253)
Principal payments on finance leases	(47)	—	(47)
Tax withholdings related to stock-based compensation awards	(79)	—	(79)
Cash settlement of RSUs	(301)	—	(301)
Sale of treasury stock	113	—	113
Breckenridge cash contributions prior to acquisition	—	(583)	(583)
Net cash used in financing activities	(1,567)	(583)	(2,150)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(265)	—	(265)

Net (decrease) increase in cash and cash equivalents and restricted cash	(11,462)	4,689	(6,773)

Cash and cash equivalents and restricted cash at beginning of period	30,376	—	30,376

Cash and cash equivalents and restricted cash at end of period	$18,914	$4,689	$23,603

Supplemental cash flow information:
Cash paid for interest	$31	$—	$31
Cash received for income taxes	$7	$—	$7

Non-cash operating, investing and financing activities:
Increase in accrued purchases of property and equipment	$605	$—	$605
Financed leases incurred	$279	$—	$279
Increase in right-of-use assets and operating lease liabilities	$598	$—	$598
Financed insurance premiums	$1,193	$—	$1,193
Deemed contribution of Breckenridge net assets	$—	$(6,472)	$(6,472)

The following table details the standalone Breckenridge Statement of Operations for the period from January 1, 2023 through March 24, 2023 (in thousands):

Year Ended
December 31, 2023

Operating revenues	$782

Operating costs:
Operating expenses	806
General and administrative	438
Depreciation and amortization	505
1,749

Income (loss) from operations	(967)

Other income (expense):
Interest income	2
Interest expense	—
Other income (expense), net	(11)
Income (loss) before income tax	(976)
Income tax benefit (expense)	—
Net income (loss)	$(976)

13.         Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average shares outstanding. Diluted loss per share is computed by dividing the net loss by the weighted average diluted shares outstanding.

The computation of basic and diluted loss per share was as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022 (as adjusted)
Net income (loss)	$(12,147)	$(18,645)
Weighted average common shares outstanding
Basic	26,752,055	24,971,031
Dilutive common stock options, restricted stock unit awards and restricted stock awards	—	—
Diluted	26,752,055	24,971,031
Basic income (loss) per share of common stock	$(0.45)	$(0.75)
Diluted income (loss) per share of common stock	$(0.45)	$(0.75)

The Company had a net loss in the years ended December 31, 2023 and 2022. As a result, all stock options, restricted stock unit awards, and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for the respective periods.

The following weighted average numbers of shares related to the convertible note and restricted stock unit awards, have been excluded from the calculation of diluted loss per share of common stock, as their effect would be anti-dilutive for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022 (as adjusted)
Convertible Note	2,754,617	—
Restricted stock units	—	147,191
Total	2,754,617	147,191

14.         Major Clients

The Company operates in two business segments, contract seismic data acquisition and processing services.  Sales to these clients, as a percentage of operating revenues that exceeded 10%, were as follows:

	Year Ended December 31,
	2023	2022
A	36%	—
B	14%	—
C	12%	—
D	11%	12%
E	—	13%
F	—	10%

15.         Segments

The U.S. and Canada are the only operating segments for the Company.

The following tables present the Company’s operating revenues, net property and equipment and right-of-use assets by operating segment (in thousands):

	Year Ended December 31,
	2023	2022 (as adjusted)
Operating Revenues
United States	$83,823	$36,352
Canada	13,023	15,278
Total	$96,846	$51,630

	Year Ended December 31,
	2023	2022 (as adjusted)
Net Property and Equipment
United States	$14,386	$18,181
Canada	2,122	2,287
Total	$16,508	$20,468

	Year Ended December 31,
	2023	2022 (as adjusted)
Right-of-use Assets
United States	$2,808	$3,722
Canada	400	288
Total	$3,208	$4,010

The following tables present the Company’s income statements by operating segment (in thousands):

	Twelve Months Ended December 31, 2023
	USA Operations	Canada Operations	Consolidated
Operating revenues
Fee revenue	$49,045	$12,402	$61,447
Reimbursable revenue	34,778	621	35,399
	83,823	13,023	96,846

Operating costs:
Fee operating expenses	41,124	11,771	52,895
Reimbursable operating expenses	34,528	621	35,149
Operating expenses	75,652	12,392	88,044
General and administrative	10,360	1,070	11,430
Severance expense	2,208	—	2,208
Depreciation and amortization	6,566	1,926	8,492
	94,786	15,388	110,174

Loss from operations	(10,963)	(2,365)	(13,328)

Other income (expense):
Interest income	333	243	576
Interest expense	(75)	(28)	(103)
Other income, net	553	59	612
Gain from employee retention credit	—	—	—
Loss before income tax	(10,152)	(2,091)	(12,243)
Income tax benefit	96	—	96
Net loss	(10,056)	(2,091)	(12,147)
Other comprehensive income:
Net unrealized income on foreign exchange rate translation	—	161	161

Comprehensive loss	$(10,056)	$(1,930)	$(11,986)

	Twelve Months Ended December 31, 2022
	USA Operations	Canada Operations	Consolidated
Operating revenues
Fee revenue	$31,096	$14,975	$46,071
Reimbursable revenue	5,256	303	5,559
	36,352	15,278	51,630

Operating costs:
Fee operating expenses	29,543	11,444	40,987
Reimbursable operating expenses	5,256	303	5,559
Operating expenses	34,799	11,747	46,546
General and administrative	14,140	1,315	15,455
Depreciation and amortization	9,721	2,109	11,830
	58,660	15,171	73,831

(Loss) income from operations	(22,308)	107	(22,201)

Other income (expense):
Interest income	225	92	317
Interest expense	(28)	(3)	(31)
Other income, net	385	26	411
Gain from employee retention credit	2,966	—	2,966
(Loss) income before income tax	(18,760)	222	(18,538)
Income tax expense	(107)	—	(107)
Net (loss) income	(18,867)	222	(18,645)
Other comprehensive (loss):
Net unrealized loss on foreign exchange rate translation	—	(1,063)	(1,063)

Comprehensive loss	$(18,867)	$(841)	$(19,708)

 The following table present the Company’s total assets by operating segment (in thousands):

	Year Ended December 31,
	2023	2022
Total Assets
United States	$48,495	$58,091
Canada	9,024	10,582
Total Assets	$57,519	$68,673

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

17.         Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 seeks to improve disclosures about a public entity’s reportable segments and add disclosures around a reportable segment’s expenses. The updated guidance is effective for the Company for annual periods beginning January 1, 2024, and interim periods within fiscal years beginning January 1, 2025. As the Company has two reportable segments, the Company does not expect the adoption of this ASU to have a material impact on its financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 seeks to improve transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. The updated guidance is effective for the Company on January 1, 2025. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its financial statements and disclosures.

18.         Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk at any given time may consist of cash and cash equivalents, restricted cash, money market funds and overnight investment accounts, short-term investments in certificates of deposit, trade and other receivables and other current assets. At December 31, 2023 and 2022, the Company had deposits with domestic and international banks in excess of federally insured limits. Management believes the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds.

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