Form 10-Q
period 2024-03-31
DAWSON GEOPHYSICAL CO
filed 2024-05-14
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 10, 2024
Common Stock, $0.01 par value	30,812,329 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and amounts in thousands, except share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$11,462	$10,772
Restricted cash	5,000	5,000
Short-term investments	265	265
Accounts receivable, net	14,888	12,735
Prepaid expenses and other current assets	6,578	8,654
Total current assets	38,193	37,426

Property and equipment, net	16,290	16,508

Right-of-use assets	2,928	3,208

Intangibles, net	369	377

Total assets	$57,780	$57,519

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,415	$3,883
Accrued liabilities:
Dividend payable	9,860	—
Other	4,019	4,124
Deferred revenue	5,318	11,829
Current maturities of notes payable and finance leases	1,111	1,380
Current maturities of operating lease liabilities	1,137	1,202
Total current liabilities	26,860	22,418

Long-term liabilities:
Notes payable and finance leases, net of current maturities	1,520	1,289
Operating lease liabilities, net of current maturities	2,125	2,363
Deferred tax liabilities, net	15	15
Total long-term liabilities	3,660	3,667

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
30,812,329 shares issued, and 30,812,329 shares outstanding
at March 31, 2024 and December 31, 2023	308	308
Additional paid-in capital	156,678	156,678
Accumulated deficit	(127,654)	(123,640)
Accumulated other comprehensive loss, net	(2,072)	(1,912)
Total stockholders’ equity	27,260	31,434

Total liabilities and stockholders’ equity	$57,780	$57,519

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited and amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023

Operating revenues:		$
Fee Revenue	$26,738		22,273
Reimbursable Revenue	4,846		7,135
	31,584		29,408
Operating costs:
Operating expenses
Fee operating expenses	17,496		16,647
Reimbursable operating expenses	4,846		7,135
	22,342		23,782
General and administrative	1,911		3,499
Depreciation and amortization	1,589		2,700
	25,842		29,981

Income (loss) from operations	5,742		(573)

Other income (expense):
Interest income	113		108
Interest expense	(46)		(17)
Other income, net	239		52

Income (loss) before income tax	6,048		(430)

Income tax (expense) benefit	(202)		17

Net income (loss)	5,846		(413)

Other comprehensive loss:
Net unrealized loss on foreign exchange rate translation	(160)		(6)

Comprehensive income (loss)	$5,686		$(419)

Basic income (loss) per share of common stock	$0.19		$(0.02)

Diluted income (loss) per share of common stock	$0.19		$(0.02)

Weighted average equivalent common shares outstanding	30,812,329		25,000,564

Weighted average equivalent common shares outstanding - assuming dilution	30,812,329		25,000,564

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$5,846	$(413)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,589	2,700
Operating lease cost	271	254
Deferred income tax (benefit) expense	—	(25)
Gain on disposal of assets	(42)	(11)
Remeasurement and other	5	—
Change in operating assets and liabilities:
Increase in accounts receivable	(2,208)	(7,467)
Decrease in employee retention credit receivable	—	3,035
Decrease (increase) in prepaid expenses and other assets	2,072	(2,833)
Increase in accounts payable	1,239	3,337
Decrease in accrued liabilities	(97)	(1,033)
Decrease in operating lease liabilities	(294)	(273)
(Decrease) increase in deferred revenue	(6,511)	909

Net cash provided by (used in) operating activities	1,870	(1,820)

Cash flows from investing activities:
Capital expenditures, net of non-cash capital expenditures summarized below	(684)	(1,606)
Proceeds from disposal of assets	162	11
Acquisition of short-term investments	—	(1,000)

Net cash used in investing activities	(522)	(2,595)

Cash flows from financing activities:
Principal payments on notes payable	(385)	(144)
Principal payments on finance leases	(197)	(25)
Breckenridge cash distributions prior to acquisition	—	(3,055)

Net cash used in financing activities	(582)	(3,224)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(76)	(20)

Net increase (decrease) in cash and cash equivalents and restricted cash	690	(7,659)

Cash and cash equivalents and restricted cash at beginning of period	15,772	23,603

Cash and cash equivalents and restricted cash at end of period	$16,462	$15,944

Supplemental cash flow information:
Cash paid for interest	$42	$14

Non-cash operating, investing and financing activities:
Increase (decrease) in accrued purchases of property and equipment	$300	$(605)
Finance leases incurred	$556	$116
Dividend accrual	$9,860	$—
Increase in right-of-use assets and operating lease liabilities	$—	$283
Financed insurance premiums	$—	$440
Convertible note for asset purchase	$—	$9,880
Deemed distribution of Breckenridge net assets not acquired	$—	$2,329
Acquisition of Breckenridge net assets	$—	$(1,335)

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and amounts in thousands, except share data)

	Equity					Accumulated
	Attributable	Common Stock		Additional		Other
	to Breckenridge	Number		Paid-in	Accumulated	Comprehensive
	Prior to Acquisition	Of Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance January 1, 2024	$—	30,812,329	$308	$156,678	$(123,640)	$(1,912)	$31,434
Net income	—				5,846		5,846
Unrealized loss on foreign exchange rate translation	—					(160)	(160)
Dividends declared	—				(9,860)		(9,860)
Balance March 31, 2024	$—	30,812,329	$308	$156,678	$(127,654)	$(2,072)	$27,260

	Equity					Accumulated
	Attributable	Common Stock		Additional		Other
	to Breckenridge	Number		Paid-in	Accumulated	Comprehensive
	Prior to Acquisition	Of Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance January 1, 2023	$7,695	23,812,329	$238	$155,413	$(112,469)	$(2,073)	$48,804
Net (loss) income	(976)				563		(413)
Unrealized loss on foreign exchange rate translation						(6)	(6)
Issuance of stock for Breckenridge acquisition	(1,335)	1,188,235	12	2,008			685
Excess of purchase price over net assets acquired				(10,565)			(10,565)
Breckenridge cash distributions prior to acquisition	(3,055)						(3,055)
Deemed distribution of Breckenridge net assets not acquired	(2,329)						(2,329)
Balance March 31, 2023	$—	25,000,564	$250	$146,856	$(111,906)	$(2,079)	$33,121

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The December 31, 2023 balance sheet information was derived from our audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Asset Purchase Agreement. On March 24, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Wilks Brothers, LLC (“Wilks”) and Breckenridge Geophysical, LLC (“Breckenridge”), a wholly owned subsidiary of Wilks. Pursuant to the Purchase Agreement, the Company completed the purchase of substantially all of the Breckenridge assets related to seismic data acquisition services other than its multi-client data library, in exchange for a combination of equity consideration and a convertible note (the “Transaction”). While the Transaction was structured as an asset purchase, the Company’s financial presentation reflects combined results of the two companies as if the combination occurred on January 14, 2022, the date Wilks became the majority shareholder of the Company. This is due to the fact that both the Company and Breckenridge were under Wilks’ control from January 14, 2022 forward. The presentation is required as a combination of entities under common control. As part of the Purchase Agreement, in addition to the 1,188,235 shares of our common stock issued to Wilks at closing, we entered into a convertible note to deliver approximately 5.8 million shares of common stock to Wilks after the Company receives shareholder approval of the proposal to issue the shares upon conversion of the convertible note in accordance with NASDAQ Listing Rule 5635 (the “Convertible Note”). The shareholders approved conversion of the Convertible Note during a special meeting held on September 13, 2023. Pursuant to the Purchase Agreement, the Convertible Note in the amount of $9.9 million was automatically converted into 5,811,765 newly-issued shares of the Company’s common stock following the requisite shareholder approval, and the Convertible Note was thereby extinguished.

The Purchase Agreement has been accounted for as a transfer of net assets between entities under common control in a manner similar to a pooling of interests. The Company’s historical consolidated financial statements include the effects on financial position, cash flows, and results of operations attributable to the activities of Breckenridge for all periods presented. The effects of transactions in Breckenridge’s equity prior to the Transaction have been presented as a separate component of stockholders’ equity on the Condensed Consolidated Balance Sheets and on the Condensed Consolidated Statements of Stockholders’ Equity to demonstrate the effects of those transactions on the Company’s historical consolidated financial statements.

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024, and 2023, include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Dawson

Seismic Services Holdings, Inc., Eagle Canada, Inc., Eagle Canada Seismic Services ULC, and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Allowance for Current Expected Credit Losses. The Company’s allowance for credit losses reflects its current estimate expected to be incurred over the life of the financial instrument and is determined based on a number of factors. Management determines the need for any allowance for credit losses on accounts receivable based on its review of past-due accounts, its past experience of historical write-offs, its current client base, when customer accounts exceed 90 days past due and specific customer account reviews. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. With the adoption of ASU No. 2016-13 in 2020, the Company made an accounting policy election to write off accrued interest amounts by reversing interest income. The Company's allowance for credit losses was $250,000 at March 31, 2024 and December 31, 2023.

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

Risks and Uncertainties. The Company’s ability to be profitable in the future will depend on many factors beyond its control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies. The Company earned net income of $5.8 million for the three months ended March 31, 2024, and incurred a net loss of $0.4 million for the same period of 2023. As of March 31, 2024, the Company had $16.5 million in cash, and a positive working capital balance of $11.3 million. We believe that our cash flows from operations, and our current financial position are adequate to fund our continued operations.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 seeks to improve disclosures about a public entity’s reportable segments and add disclosures around a reportable segment’s expenses. The updated guidance is effective for our annual periods beginning January 1, 2024, and interim periods within fiscal years beginning January 1, 2025. The Company is evaluating the impacts of adoption, which will be limited to additional disclosures.

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

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

At March 31, 2024 and December 31, 2023, the Company’s financial instruments included cash and cash equivalents, restricted cash, short-term investments in certificates of deposit, accounts receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating lease liabilities. Due to the short-term maturities of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes payable, finance leases and operating lease liabilities approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes payable and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

4. OPERATING SEGMENTS

The Company’s chief operating decision maker (President and Chief Executive Officer) reviews the discrete segment financial information on a geographic basis for the U.S. operations and Canada Operations. The revenue for both of the Company’s segments is generated by the same services, which utilize the same type of equipment and personnel. The performance of our segments is evaluated primarily on Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss), before (i) interest expense, net, (ii) income tax expense or benefit, (iii) depreciation, depletion and amortization and (iv) other unusual or non-recurring charges, such as severance expenses. As a result, the Company has two reportable segments, U.S. Operations and Canada Operations.

The following tables present the Company’s income statements by operating segment (in thousands):

	Three Months Ended March 31, 2024
	USA Operations	Canada Operations	Consolidated
Operating revenues
Fee revenue	$18,287	$8,451	$26,738
Reimbursable revenue	4,809	37	4,846
	23,096	8,488	31,584

Operating costs:
Fee operating expenses	13,179	4,317	17,496
Reimbursable operating expenses	4,809	37	4,846
Operating expenses	17,988	4,354	22,342
General and administrative	1,742	169	1,911
Depreciation and amortization	1,305	284	1,589
	21,035	4,807	25,842

Income from operations	2,061	3,681	5,742

Other income (expense):
Interest income	99	14	113
Interest expense	(36)	(10)	(46)
Other income (expense)	245	(6)	239
Income before income tax	2,369	3,679	6,048
Income tax expense	(202)	—	(202)
Net income	2,167	3,679	5,846
Other comprehensive loss:
Net unrealized loss on foreign exchange rate translation	—	(160)	(160)

Comprehensive income	$2,167	$3,519	$5,686

	Three Months Ended March 31, 2023
	USA Operations	Canada Operations	Consolidated
Operating revenues
Fee revenue	$12,263	$10,010	$22,273
Reimbursable revenue	6,533	602	7,135
	18,796	10,612	29,408

Operating costs:
Fee operating expenses	9,644	7,003	16,647
Reimbursable operating expenses	6,533	602	7,135
Operating expenses	16,177	7,605	23,782
General and administrative	3,102	397	3,499
Depreciation and amortization	2,118	582	2,700
	21,397	8,584	29,981

(Loss) income from operations	(2,601)	2,028	(573)

Other income (expense):
Interest income	87	21	108
Interest expense	(12)	(5)	(17)
Other income, net	49	3	52
(Loss) income before income tax	(2,477)	2,047	(430)
Income tax benefit	17	—	17
Net (loss) income	(2,460)	2,047	(413)
Other comprehensive loss:
Net unrealized loss on foreign exchange rate translation	—	(6)	(6)

Comprehensive (loss) income	$(2,460)	$2,041	$(419)

The following table presents the Company’s total assets (unaudited and in thousands) disaggregated by operating segment:

	March 31,	December 31,
	2024	2023
Total Assets
United States	$42,518	$48,495
Canada	15,262	9,024
Total Assets	$57,780	$57,519

The reconciliation of the Company’s EBITDA to net income (loss) and to net cash provided by (used in) operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended March 31,
	2024 US	2024 CA	2024 Consol.	2023 US	2023 CA	2023 Consol.
Net income (loss)	$2,167	$3,679	$5,846	$(2,460)	$2,047	$(413)
Depreciation and amortization	1,305	284	1,589	2,118	582	2,700
Severance expense	—	—	—	—	—	—
Interest (income) expense, net	(63)	(4)	(67)	(75)	(16)	(91)
Income tax expense (benefit)	202	—	202	(17)	—	(17)
EBITDA	$3,611	$3,959	$7,570	$(434)	$2,613	$2,179

	Three Months Ended March 31,
	2024 US	2024 CA	2024 Consol.	2023 US	2023 CA	2023 Consol.
Net cash provided by (used in) operating activities	$1,996	$(126)	$1,870	$2,578	$(4,398)	$(1,820)
Changes in working capital and other items	1,835	4,136	5,971	(2,794)	7,047	4,253
Non-cash adjustments to net income (loss)	(220)	(51)	(271)	(218)	(36)	(254)
EBITDA	$3,611	$3,959	$7,570	$(434)	$2,613	$2,179

5. DEBT

Dominion Loan Agreement

On September 30, 2019, the Company entered into a Loan and Security Agreement with Dominion Bank, a Texas state bank (“Dominion Bank”). On September 30, 2023, the Company entered into a Fifth Loan Modification Agreement (the “Fifth Modification Agreement”) to the Loan and Security Agreement (as amended by (i) that certain Loan Modification Agreement dated as of September 30, 2020, (ii) that certain Second Loan Modification Agreement dated as of September 30, 2021, (iii) that certain Third Loan Modification Agreement dated as of September 30, 2022, (iv) that certain Fourth Modification Agreement dated as of March 21, 2023, and (v) the Fifth Modification Agreement, the “Loan Agreement”). The Loan Agreement now provides for a secured revolving credit facility (the “Revolving Credit Facility”) in an amount up to the lesser of (I) an amount equal to the Borrowing Base or (II) $5 million. The Company’s obligations under the Loan Agreement are secured by a Certificate of Deposit with Dominion Bank for $5 million (the “Deposit”) in the Company’s collateral account. As of March 31, 2024, the Company had not borrowed any amounts under the Revolving Credit Facility and had approximately $5 million available for withdrawal. On May 2, 2024, the collateral deposit of $5 million was released and the Loan Agreement was terminated.

Dominion Letters of Credit

As of March 31, 2024, Dominion Bank has issued one letter of credit in the amount of $265,000 to support the Company’s workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Other Indebtedness

As of March 31, 2024, the Company has one short-term note payable to a finance company for various insurance premiums totaling $526,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Condensed Consolidated Balance Sheet as of March 31, 2024 includes finance leases of $2.1 million.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$526	$910
Interest rate 8.75%

The aggregate maturities of finance leases as of March 31, 2024 are as follows (in thousands):

April 2024 - March 2025	$586
April 2025 - March 2026	671
April 2026 - March 2027	619
April 2027 - March 2028	229
Obligations under finance leases	$2,105

Interest rates on these leases range from 4.86% to 8.74%.

6. LEASES

The Company leases certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable operating leases for office and shop space in Midland, Plano, Houston and Calgary, Alberta. There have been no material changes to our leases since the Company’s most recent Annual Report on Form 10-K that was filed with the SEC on April 1, 2024.

Maturities of lease liabilities as of March 31, 2024 are as follows (in thousands):

	Operating Leases	Finance Leases
April 2024 - March 2025	$1,278	$706
April 2025 - March 2026	1,075	750
April 2026 - March 2027	1,093	653
April 2027 - March 2028	78	235
April 2028 - March 2029	6	—
Thereafter	—	—
Total payments under lease agreements	3,530	2,344

Less imputed interest	(268)	(239)

Total lease liabilities	$3,262	$2,105

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

The computation of basic and diluted income (loss) per share (in thousands, except share and per share data) was as follows:

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$5,846	$(413)
Weighted average common shares outstanding
Basic	30,812,329	25,000,564
Diluted	30,812,329	25,000,564
Basic income (loss) per share of common stock	$0.19	$(0.02)
Diluted income (loss) per share of common stock	$0.19	$(0.02)

The Company does not have any outstanding stock options, restricted stock unit awards, or restricted stock awards that would dilute our outstanding shares for the three months ended March 31, 2024, and 2023. Additionally, for the three months ended March 31, 2023, the 5,811,765 shares issuable upon conversion of the convertible note were excluded from the calculation of diluted loss per share of common stock, as their effect would have been anti-dilutive.

9. INCOME TAXES

For the three months ended March 31, 2024 and 2023, the Company’s effective tax rates were 3.3% and 4.0%, respectively. The Company’s nominal effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

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

The Company has recorded valuation allowances against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, a federal valuation allowance and additional state valuation allowances were maintained during the three months ended March 31, 2024 and 2023. In addition, due to the Company’s recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowances considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

10. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Deferred Costs (in thousands)

Deferred costs were $4.3 million and $5.4 million at January 1, 2024 and 2023, respectively. The Company’s prepaid expenses and other current assets at March 31, 2024 and 2023 included deferred costs incurred to fulfill contracts with customers of $2.8 million and $8.6 million, respectively.

Deferred costs at March 31, 2024 compared to January 1, 2024 decreased primarily as a result of the completion of several projects during that three month period that had deferred fulfillment costs at January 1, 2024. Deferred costs at March 31, 2023 compared to January 1, 2023 increased primarily as a result of new projects for clients with significant deferred fulfillment costs at March 31, 2023.

The amount of total deferred costs amortized for the three months ended March 31, 2024 and 2023 was $7.9 million and $7.4 million, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue (in thousands)

Deferred revenue was $11.8 million and $7.4 million at January 1, 2024 and 2023, respectively. The Company’s deferred revenue at March 31, 2024 and 2023 was $5.3 million and $8.3 million, respectively.

Deferred revenue at March 31, 2024 compared to January 1, 2024 decreased primarily as a result of completing projects for clients with prepayments for third party reimbursables. Deferred revenue at March 31, 2023 compared to January 1, 2023 increased primarily as a result of new projects for clients with large third party reimbursables where data had not yet been recorded.

Revenue recognized for the three months ended March 31, 2024 and 2023 that was included in the contract liability balance at the beginning of 2024 and 2023 was $9.7 million and $3.0 million, respectively.

Related Party Transactions

For the three months ended March 31, 2024, the Company incurred related party expenses totaling approximately $106,000. These are charges by various commonly controlled companies of Wilks Brothers, LLC, the holder of approximately 80% of the Company’s outstanding stock. These transactions consisted of trucking charges of $97,000 and client hosting expenses of $9,000. For the three months ended March 31, 2024, the Company received related party revenue of $5,000 for partial use of leased office space. For the three months ended March 31, 2023, the Company did not have any related party transactions. As of March 31, 2024, the Company had approximately $48,000 of outstanding related party accounts payable and no outstanding related party accounts receivable.

For the three months ended March 31, 2023, Breckenridge incurred related party expenses totaling approximately $110,000. These charges by various commonly controlled companies of Wilks Brothers, LLC consisted of trucking charges of $60,000, management charges of $44,000, and payroll administration charges of $6,000.

11. SUBSEQUENT EVENTS

On May 6, 2024, the $0.32 per share special cash dividend on the Company’s common stock declared on March 28, 2024 was paid to stockholders of record as of the close of business on April 22, 2024. The aggregate payment was approximately $9.9 million, which is recorded as accrued liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” regarding technological advancements and our financial position, business strategy, and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. These factors include, but are not limited to, the Company’s status as a controlled public company, which exempts the Company from certain corporate governance requirements; the limited market for the Company’s shares, which could result in the delisting of the Company’s shares from Nasdaq and the Company no longer being required to make filings with the SEC; the impact of general economic, industry, market or political conditions; dependence upon energy industry spending; changes in exploration and production spending by our customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of our customers, particularly during extended periods of low prices for crude oil and natural gas; the volatility of oil and natural gas prices; changes in economic conditions; surplus in the supply of oil and the ability of the Organization of the Petroleum Exporting Countries and its allies, collectively known as OPEC+, to agree on and comply with supply limitations; the duration and magnitude of the unprecedented disruption in the oil and gas industry currently resulting from the impact of the foregoing factors, which is negatively impacting our business; the potential for contract delays; reductions or cancellations of service contracts; limited number of customers; credit risk related to our customers; reduced utilization; high fixed costs of operations and high capital requirements; operational challenges relating to the effects of the COVID-19 pandemic and certain efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees and remote work arrangements; industry competition; external factors affecting the Company’s crews such as weather interruptions and inability to obtain land access rights of way; whether the Company enters into turnkey or day rate contracts; crew productivity; the availability of capital resources; disruptions in the global economy, including unrest in the Middle East, export controls and financial and economic sanctions imposed on certain industry sectors and parties as a result of the developments in Ukraine and related activities, and whether or not a future transaction or other action occurs that causes the Company to be delisted from Nasdaq and no longer be required to make filings with the SEC. The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements wherever they appear in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. A discussion of these and other factors, including risks and uncertainties, is set forth in the Company’s Annual Report on Form 10-K that was filed with the SEC on April 1, 2024 and any subsequent Quarterly Reports on Form 10-Q filed with the SEC. The Company disclaims any intention or obligation to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We operated two large channel crews throughout the majority of the first quarter in our U.S. operations, and into May 2024. During the Canadian winter season that ended in early April, there were up to four smaller crews in operation. With the conclusion of the winter season, there is currently no crew activity in Canada. We expect to continually operate with one crew throughout the remainder of the second quarter in our U.S. operations.

We expect revenue to decrease in the second quarter due to the seasonal nature of our Canadian operations and reduced crew activity in the U.S. However, we are taking proactive steps to significantly reduce our cost structure during this period of low activity to improve our operating cash flows. Bid activity in the U.S. has continually improved and we expect to significantly increase our crew utilization later in the year.

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

Results of Operations

U.S. Fee Revenues. Acquisition revenues for the first quarter of 2024 increased 49% to $18.3 million compared to $12.3 million for the same period of 2023. The increase was primarily due to project timing, increased crew utilization and more favorable contract pricing during 2024.

Canadian Fee Revenues. Acquisition revenues for the first quarter of 2024 decreased 15% to $8.5 million compared to $10.0 million for the same period of 2023. The decrease was primarily due to decreased crew utilization during 2024.

Total Revenues. Revenues for the first quarter of 2024 were $31.6 million compared to $29.4 million for the same period of 2023. Total revenues included a decrease of $2.3 million in reimbursable revenues.

U.S. Fee Operating Expenses. Acquisition expenses for the first quarter of 2024 increased 37% to $13.2 million compared to $9.6 million for the same period of 2023. The increase was primarily due to an overall increase in crew production and utilization.

Canadian Fee Operating Expenses. Acquisition expenses for the first quarter of 2024 decreased 38% to $4.3 million from $7.0 million for the same period of 2023. The decrease was primarily due to an overall decrease in crew production and utilization.

Reimbursable Revenues and Costs. These revenues and expenses are passed through to our clients and are job specific and vary significantly from year to year. The costs are agreed to by our clients prior to contracting with outside vendors for the various tasks.

General and Administrative Expenses. General and administrative expenses were 6% and 12% of revenues in the first quarter of 2024 and 2023, respectively. General and administrative expenses decreased 45% to $1.9 million compared to $3.5 million for the same period of 2023. The decrease was primarily due to our focus on cost reduction initiatives, a decrease in retained legal counsel and a reduction in salary expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense for the first quarter of 2024 totaled $1.6 million compared to $2.7 million for the same period of 2023. Depreciation expense decreased in 2024 compared to 2023 as a result of multiple years of reduced capital expenditures.

Total Operating Costs. Total operating costs for the first quarter of 2024 were $25.8 million, representing a 14% decrease from the same period of 2023. The decrease was primarily due to the factors described above.

Income Taxes. Income tax expense for the first quarter of 2024 was $202,000 compared to income tax benefit of $17,000 for the same period of 2023. These amounts represent effective tax rates of 3.3% and 4.0% for the first quarters of 2024 and 2023, respectively. The Company’s nominal effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

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

The reconciliation of our EBITDA to net income (loss) and to net cash provided by (used in) operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended March 31,
	2024 US	2024 CA	2024 Consol.	2023 US	2023 CA	2023 Consol.
Net income (loss)	$2,167	$3,679	$5,846	$(2,460)	$2,047	$(413)
Depreciation and amortization	1,305	284	1,589	2,118	582	2,700
Severance expense	—	—	—	—	—	—
Interest (income) expense, net	(63)	(4)	(67)	(75)	(16)	(91)
Income tax expense (benefit)	202	—	202	(17)	—	(17)
EBITDA	$3,611	$3,959	$7,570	$(434)	$2,613	$2,179

	Three Months Ended March 31,
	2024 US	2024 CA	2024 Consol.	2023 US	2023 CA	2023 Consol.
Net cash provided by (used in) operating activities	$1,996	$(126)	$1,870	$2,578	$(4,398)	$(1,820)
Changes in working capital and other items	1,835	4,136	5,971	(2,794)	7,047	4,253
Non-cash adjustments to net income (loss)	(220)	(51)	(271)	(218)	(36)	(254)
EBITDA	$3,611	$3,959	$7,570	$(434)	$2,613	$2,179

Liquidity and Capital Resources

Our principal sources of cash are amounts earned from the seismic data acquisition services we provide to our clients. Our principal uses of cash are the amounts used to provide these services, including expenses related to our operations and acquiring new equipment. Accordingly, our cash position depends (as do our revenues) on the level of demand for our services. Historically, cash generated from our operations along with cash reserves have been sufficient to fund our working capital requirements and, to some extent, our capital expenditures. Management believes cash on hand and working capital are sufficient to fund operating and investing cash flow requirements.

Cash Flows. Net cash provided by operating activities was $1.9 million for the three months ended March 31, 2024, compared to net cash used in operating activities of $1.8 million for the same period of 2023. This increase was primarily due to net income in 2024 compared to net loss in 2023 along with various changes in the balances of our operating assets and liabilities.

Net cash used in investing activities was $0.5 million and $2.6 million for the three months ended March 31, 2024, and 2023, respectively. The decrease in cash used in investing activities between periods of $2.1 million was primarily due to a decrease in cash capital expenditures to $0.7 million for the first three months of 2024 compared to capital expenditures of $1.6 million for the same period of 2023. Additionally, in connection with the Breckenridge asset acquisition in 2023 we acquired $1.0 million of short-term investments.

Net cash used in financing activities was $0.6 million for the three months ended March 31, 2024, and was primarily comprised of principal payments of $0.4 million and $0.2 million under our notes payable and finance leases, respectively. Net cash used in financing activities was $3.2 million for the three months ended March 31, 2023, and was primarily comprised of principal payments of $0.1 million and $25,000 under our notes payable and finance leases, respectively. Additionally, in connection with the Breckenridge asset acquisition we had cash distributions of $3.1 million.

Capital Expenditures. The Board of Directors approved an initial 2024 capital budget in the amount of $2.5 million for capital expenditures, which was limited to necessary maintenance capital requirements and incremental recording channel replacement or increase. For the three months ended March 31, 2024, we have spent $0.7 million on capital expenditures, primarily for rolling stock and maintenance capital requirements. In recent years, we have funded most of our capital expenditures through cash flow from operations, cash reserves, equipment term loans and finance leases.

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

Special Cash Dividend. Declared on March 28, 2024, the $0.32 per share special cash dividend on the Company’s common stock was paid on May 6, 2024 to stockholders of record as of the close of business on April 22, 2024. The aggregate payment was approximately $9.9 million.

Loan Agreement

Dominion Credit Facility. On September 30, 2019, we entered into a Loan and Security Agreement with Dominion Bank, a Texas state bank (“Dominion Bank”). On September 30, 2023, we entered into a Fifth Loan Modification Agreement (the “Fifth Modification Agreement”) to the Loan and Security Agreement (as amended by (i) that certain Loan Modification Agreement dated as of September 30, 2020, (ii) that certain Second Loan Modification Agreement dated as of September 30, 2021, (iii) that certain Third Loan Modification Agreement dated as of September 30, 2022, (iv) that certain Fourth Modification Agreement dated as of March 21, 2023, and (v) the Fifth Modification Agreement, the “Loan Agreement”). The Loan Agreement now provides for a secured revolving credit facility (the “Revolving Credit Facility”) in an amount up to the lesser of (I) an amount equal to the Borrowing Base or (II) $5 million. Our obligations under the Loan Agreement are secured by a Certificate of Deposit with Dominion Bank for $5 million (the “Deposit”) in our collateral account. As of March 31, 2024, we had not borrowed any amounts under the Revolving Credit Facility and had approximately $5 million available for withdrawal. On May 2, 2024, the collateral deposit of $5 million was released and the Loan Agreement was terminated.

Dominion Letters of Credit. As of March 31, 2024, Dominion Bank has issued one letter of credit in the amount of $265,000 to support our workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Other Indebtedness

As of March 31, 2024, we have one short-term note payable to a finance company for various insurance premiums totaling $526,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Condensed Consolidated Balance Sheet as of March 31, 2024, includes finance leases of $2.1 million.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of March 31, 2024, and December 31, 2023:

	March 31, 2024	December 31, 2023
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$526	$910
Interest rate 8.75%

The aggregate maturities of finance leases as of March 31, 2024, are as follows (in thousands):

April 2024 - March 2025	$586
April 2025 - March 2026	671
April 2026 - March 2027	619
April 2027 - March 2028	229
Obligations under finance leases	$2,105

Interest rates on these leases range from 4.86% to 8.74%.

Contractual Obligations

We believe that our capital resources, including our cash on hand, short-term investments and cash flow from operations will be adequate to meet our current operational needs. We believe that we will be able to finance our 2024 capital expenditures through cash flow from operations and borrowings from commercial lenders. However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic climate adversely affects the ability of our customers, and/or potential customers, to promptly pay amounts owing to us under their service contracts with us.

Critical Accounting Policies

Information regarding our critical accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 seeks to improve disclosures about a public entity’s reportable segments and add disclosures around a reportable segment’s expenses. The updated guidance is effective for our annual periods beginning January 1, 2024, and interim periods within fiscal years beginning January 1, 2025. We are evaluating the impacts of adoption, which will be limited to additional disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 seeks to improve transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. The updated guidance is effective for us on January 1, 2025. We do not expect the adoption of ASU 2023-09 to have a material impact on our financial statements and disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our market risk profile during the three months ended March 31, 2024 since December 31, 2023. For additional information about our market risk profile, refer to "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A. in Part II of our 2023 Annual Report on Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 7 – Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a discussion of the Company’s legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2024, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, none of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(c) of Regulation S-K).

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

32.1**

Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2**

Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024 and 2023, (ii) Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 and 2023, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101).

*         Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: May 14, 2024	By:	/s/ William A. Clark
William A. Clark
President and Chief Executive Officer

DATE: May 14, 2024	By:	/s/ Ian Shaw
Ian Shaw
Chief Financial Officer