Form 10-Q
period 2024-06-30
DAWSON GEOPHYSICAL CO
filed 2024-08-13
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 9, 2024
Common Stock, $0.01 par value	30,906,777 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and amounts in thousands, except share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$11,158	$10,772
Restricted cash	—	5,000
Short-term investments	265	265
Accounts receivable, net	4,424	12,735
Prepaid expenses and other current assets	7,079	8,654
Total current assets	22,926	37,426

Property and equipment, net	15,082	16,508

Right-of-use assets	2,620	3,208

Intangibles, net	365	377

Total assets	$40,993	$57,519

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,400	$3,883
Accrued liabilities:
Payroll costs and other taxes	2,249	3,415
Other	759	709
Deferred revenue	5,709	11,829
Current maturities of notes payable and finance leases	740	1,380
Current maturities of operating lease liabilities	1,064	1,202
Total current liabilities	13,921	22,418

Long-term liabilities:
Notes payable and finance leases, net of current maturities	1,408	1,289
Operating lease liabilities, net of current maturities	1,862	2,363
Deferred tax liabilities, net	15	15
Total long-term liabilities	3,285	3,667

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
30,906,777 and 30,812,329 shares issued and outstanding at June 30, 2024
and December 31, 2023, respectively	309	308
Additional paid-in capital	156,860	156,678
Accumulated deficit	(131,200)	(123,640)
Accumulated other comprehensive loss, net	(2,182)	(1,912)
Total stockholders’ equity	23,787	31,434

Total liabilities and stockholders’ equity	$40,993	$57,519

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited and amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Operating revenues:
Fee Revenue	$8,326	$10,881	$35,064	$33,154
Reimbursable Revenue	4,186	9,338	9,032	16,473
	12,512	20,219	44,096	49,627
Operating costs:
Operating expenses
Fee operating expenses	8,499	10,568	25,995	27,215
Reimbursable operating expenses	4,186	9,338	9,032	16,473
	12,685	19,906	35,027	43,688
General and administrative	2,171	2,977	4,082	6,476
Severance expense	86	—	86	—
Depreciation and amortization	1,406	2,113	2,995	4,813
	16,348	24,996	42,190	54,977

(Loss) income from operations	(3,836)	(4,777)	1,906	(5,350)

Other income (expense):
Interest income	105	136	218	244
Interest expense	(39)	(14)	(85)	(31)
Other income (expense), net	93	143	332	195

(Loss) income before income tax	(3,677)	(4,512)	2,371	(4,942)

Current	131	(14)	(71)	(22)
Deferred	—	96	—	121
Income tax benefit (expense)	131	82	(71)	99

Net (loss) income	(3,546)	(4,430)	2,300	(4,843)

Other comprehensive (loss) income:
Net unrealized (loss) income on foreign exchange rate translation	(110)	249	(270)	243

Comprehensive (loss) income	$(3,656)	$(4,181)	$2,030	$(4,600)

Basic (loss) income per share of common stock	$(0.12)	$(0.18)	$0.07	$(0.19)

Diluted (loss) income per share of common stock	$(0.12)	$(0.18)	$0.07	$(0.19)

Weighted average equivalent common shares outstanding	30,815,443	25,000,564	30,813,886	25,000,564

Weighted average equivalent common shares outstanding - assuming dilution	30,815,443	25,000,564	30,813,886	25,000,564

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$2,300	$(4,843)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,995	4,813
Operating lease cost	576	521
Non-cash compensation	259	—
Deferred income tax benefit	—	(121)
Gain on disposal of assets	(114)	(31)
Remeasurement and other	—	(2)
Change in operating assets and liabilities:
Decrease in accounts receivable	8,192	1,495
Decrease in employee retention credit receivable	—	3,035
Decrease (increase) in prepaid expenses and other assets	1,569	(1,280)
(Decrease) increase in accounts payable	(139)	2,037
Decrease in accrued liabilities	(1,101)	(1,037)
Decrease in operating lease liabilities	(627)	(554)
(Decrease) increase in deferred revenue	(6,120)	1,718

Net cash provided by operating activities	7,790	5,751

Cash flows from investing activities:
Capital expenditures, net of non-cash capital expenditures summarized below	(1,488)	(2,021)
Proceeds from disposal of assets	234	31
Acquisition of short-term investments	—	(1,000)

Net cash used in investing activities	(1,254)	(2,990)

Cash flows from financing activities:
Principal payments on notes payable	(777)	(331)
Principal payments on finance leases	(340)	(68)
Tax withholdings related to stock based compensation awards	(76)	—
Dividends paid	(9,860)	—
Breckenridge cash distributions prior to acquisition	—	(3,055)

Net cash used in financing activities	(11,053)	(3,454)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(97)	177

Net decrease in cash and cash equivalents and restricted cash	(4,614)	(516)

Cash and cash equivalents and restricted cash at beginning of period	15,772	23,603

Cash and cash equivalents and restricted cash at end of period	$11,158	$23,087

Supplemental cash flow information:
Cash paid for interest	$84	$32
Cash paid for income taxes	$37	$—

Non-cash operating, investing and financing activities:
Decrease in accrued purchases of property and equipment	$(332)	$(605)
Finance leases incurred	$613	$800
Increase in right-of-use assets and operating lease liabilities	$—	$283
Financed insurance premiums	$—	$440
Convertible note for asset purchase	$—	$9,880
Deemed distribution of Breckenridge net assets not acquired	$—	$2,329
Acquisition of Breckenridge net assets	$—	$(1,335)

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and amounts in thousands, except share data)

	Equity					Accumulated
	Attributable	Common Stock		Additional		Other
	to Breckenridge	Number		Paid-in	Accumulated	Comprehensive
	Prior to Acquisition	Of Shares	Amount	Capital	(Deficit) Income	(Loss) Income	Total
Balance January 1, 2024	$—	30,812,329	$308	$156,678	$(123,640)	$(1,912)	$31,434
Net income					5,846		5,846
Unrealized loss on foreign exchange rate translation						(160)	(160)
Dividends declared					(9,860)		(9,860)
Balance March 31, 2024	$—	30,812,329	$308	$156,678	$(127,654)	$(2,072)	$27,260
Net loss					(3,546)		(3,546)
Unrealized loss on foreign exchange rate translation						(110)	(110)
Issuance of common stock as compensation		133,850	1	258			259
Shares exchanged for taxes on stock-based compensation		(39,402)	—	(76)			(76)
Balance June 30, 2024	$—	30,906,777	$309	$156,860	$(131,200)	$(2,182)	$23,787

	Equity					Accumulated
	Attributable	Common Stock		Additional		Other
	to Breckenridge	Number		Paid-in	Accumulated	Comprehensive
	Prior to Acquisition	Of Shares	Amount	Capital	(Deficit) Income	(Loss) Income	Total
Balance January 1, 2023	$7,695	23,812,329	$238	$155,413	$(112,469)	$(2,073)	$48,804
Net (loss) income	(976)				563		(413)
Unrealized loss on foreign exchange rate translation						(6)	(6)
Issuance of stock for Breckenridge acquisition	(1,335)	1,188,235	12	2,008			685
Excess of purchase price over net assets acquired				(10,565)			(10,565)
Breckenridge cash distributions prior to acquisition	(3,055)						(3,055)
Deemed distribution of Breckenridge net assets not acquired	(2,329)						(2,329)
Balance March 31, 2023	—	25,000,564	$250	$146,856	$(111,906)	$(2,079)	$33,121
Net loss					(4,430)		(4,430)
Unrealized income on foreign exchange rate translation						249	249
Balance June 30, 2023	$—	25,000,564	$250	$146,856	$(116,336)	$(1,830)	$28,940

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The December 31, 2023, balance sheet information was derived from our audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Asset Purchase Agreement. On March 24, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Wilks Brothers, LLC (“Wilks”) and Breckenridge Geophysical, LLC (“Breckenridge”), a wholly owned subsidiary of Wilks. Pursuant to the Purchase Agreement, the Company completed the purchase of substantially all of the Breckenridge assets related to seismic data acquisition services other than its multi-client data library, in exchange for a combination of equity consideration and a convertible note (the “Transaction”). While the Transaction was structured as an asset purchase, the Company’s financial presentation reflects combined results of the two companies as if the combination occurred on January 14, 2022, the date Wilks became the majority shareholder of the Company. This is due to the fact that both the Company and Breckenridge were under Wilks’ control from January 14, 2022 forward. The presentation is required as a combination of entities under common control. As part of the Purchase Agreement, in addition to the 1,188,235 shares of our common stock issued to Wilks at closing, we entered into a convertible note to deliver approximately 5.8 million shares of common stock to Wilks after the Company receives shareholder approval of the proposal to issue the shares upon conversion of the convertible note in accordance with NASDAQ Listing Rule 5635 (the “Convertible Note”). The shareholders approved conversion of the Convertible Note during a special meeting held on September 13, 2023. Pursuant to the Purchase Agreement, the Convertible Note in the amount of approximately $9.9 million was automatically converted into 5,811,765 newly-issued shares of the Company’s common stock following the requisite shareholder approval, and the Convertible Note was thereby extinguished.

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

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements as of June 30, 2024, and for the three and six months ended June 30, 2024, and 2023, include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Dawson

Seismic Services Holdings, Inc., Eagle Canada, Inc., Eagle Canada Seismic Services ULC, and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Dividends. The Company records dividends declared as an addition to accumulated deficit when declaration of such dividends is not subject to restrictions in the jurisdictions in which the Company operates, or in conflict with information in the Company’s bylaws.

Allowance for Current Expected Credit Losses. The Company’s allowance for credit losses reflects its current estimate expected to be incurred over the life of the financial instrument and is determined based on a number of factors. Management determines the need for any allowance for credit losses on accounts receivable based on its review of past-due accounts, its past experience of historical write-offs, its current client base, when customer accounts exceed 90 days past due and specific customer account reviews. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. With the adoption of ASU No. 2016-13 in 2020, the Company made an accounting policy election to write off accrued interest amounts by reversing interest income. The Company's allowance for credit losses was $250,000 at June 30, 2024 and December 31, 2023.

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

Impairment of Long-lived Assets. Long-lived assets are tested for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the assets and the fair value of the assets is below the carrying value of the assets. Management’s forecast of future cash flows used to perform impairment analysis includes estimates of future revenues and expenses based on the Company’s anticipated future results while considering anticipated future oil and natural gas prices, which is fundamental in assessing demand for the Company’s services. If the carrying amounts of the assets exceed the estimated expected undiscounted future cash flows, the Company measures the amount of possible impairment by comparing the carrying amount of the assets to the fair value.

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

In some instances, third-party permitting, surveying, drilling, helicopter, equipment rental and mobilization costs that directly relate to the contract are utilized to fulfill the contract obligations. These fulfillment costs are included in prepaid expenses and other current assets and generally amortized based on the total square miles of data recorded compared to total square miles anticipated to be recorded on the survey using the total estimated fulfillment costs for the service contract.

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

Share-based compensation. We measure and record compensation expense for share-based payment awards to employees and outside directors based on estimated grant date fair values. Grant date fair value is determined by averaging the high and low stock price on the grant date. We recognize compensation costs for awards granted over the requisite service period based on the grant date fair value in fee operating expenses and general and administrative expenses on our consolidated statements of operations. During the three months ended June 30, 2024, we granted 230,550 shares to employees with an aggregate grant date fair value of $446,000. For the three and six months ended June 30, 2024, we recognized expense related to the awards of $215,000 and $44,000 in fee operating expenses and general and administrative expenses, respectively. All unrecognized share based compensation will be expensed over the next 12 months. Additionally, we recognize forfeitures of share-based compensation as they occur.

Risks and Uncertainties. The Company’s ability to be profitable in the future will depend on many factors beyond its control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies. The Company incurred net losses of $3.5 million and net income of $2.3 million for the three and six months ended June 30, 2024, respectively. The Company incurred net losses of $4.4 million and $4.8 million for the same periods of 2023. As of June 30, 2024, the Company had $11.2 million in cash, and a positive working capital balance of $9.0 million. We believe that our cash flows from operations, and our current financial position are adequate to fund our continued operations.

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

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

At June 30, 2024 and December 31, 2023, the Company’s financial instruments included cash and cash equivalents, restricted cash, short-term investments in certificates of deposit, accounts receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating lease liabilities. Due to the short-term maturities of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes payable, finance leases and operating lease liabilities approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at the respective balance sheet dates. The fair values of the Company’s notes payable and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

4. OPERATING SEGMENTS

The Company’s chief operating decision maker (President and Chief Executive Officer) reviews the discrete segment financial information on a geographic basis for the U.S. operations and Canada Operations. The revenue for both of the Company’s segments is generated by the same services, which utilize the same type of equipment and personnel. The performance of our segments is evaluated on Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss), before (i) interest expense, net, (ii) income tax expense or benefit, (iii) depreciation, depletion and amortization and (iv) other unusual or non-recurring charges, such as severance expenses. As a result, the Company has two reportable segments, U.S. Operations and Canada Operations.

The following tables present the Company’s income statements by operating segment (in thousands):

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	USA Operations	Canada Operations	Consolidated	USA Operations	Canada Operations	Consolidated
Operating revenues
Fee revenue	$8,321	$5	$8,326	$26,608	$8,456	$35,064
Reimbursable revenue	4,186	—	4,186	8,995	37	9,032
	12,507	5	12,512	35,603	8,493	44,096

Operating costs:
Fee operating expenses	7,846	653	8,499	21,025	4,970	25,995
Reimbursable operating expenses	4,186	—	4,186	8,995	37	9,032
Operating expenses	12,032	653	12,685	30,020	5,007	35,027
General and administrative	1,998	173	2,171	3,740	342	4,082
Severance expense	86	—	86	86	—	86
Depreciation and amortization	1,162	244	1,406	2,467	528	2,995
	15,278	1,070	16,348	36,313	5,877	42,190

(Loss) income from operations	(2,771)	(1,065)	(3,836)	(710)	2,616	1,906

Other income (expense):
Interest income	89	16	105	188	30	218
Interest expense	(29)	(10)	(39)	(65)	(20)	(85)
Other income (expense)	112	(19)	93	357	(25)	332
(Loss) income before income tax	(2,599)	(1,078)	(3,677)	(230)	2,601	2,371
Income tax benefit (expense)	131	—	131	(71)	—	(71)
Net (loss) income	(2,468)	(1,078)	(3,546)	(301)	2,601	2,300
Other comprehensive (loss) income:
Net unrealized loss on foreign exchange rate translation	—	(110)	(110)	—	(270)	(270)

Comprehensive (loss) income	$(2,468)	$(1,188)	$(3,656)	$(301)	$2,331	$2,030

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	USA Operations	Canada Operations	Consolidated	USA Operations	Canada Operations	Consolidated
Operating revenues
Fee revenue	$10,780	$101	$10,881	$23,043	$10,111	$33,154
Reimbursable revenue	9,336	2	9,338	15,869	604	16,473
	20,116	103	20,219	38,912	10,715	49,627

Operating costs:
Fee operating expenses	9,643	925	10,568	19,287	7,928	27,215
Reimbursable operating expenses	9,336	2	9,338	15,869	604	16,473
Operating expenses	18,979	927	19,906	35,156	8,532	43,688
General and administrative	2,667	310	2,977	5,769	707	6,476
Severance expense	—	—	—	—	—	—
Depreciation and amortization	1,528	585	2,113	3,646	1,167	4,813
	23,174	1,822	24,996	44,571	10,406	54,977

(Loss) income from operations	(3,058)	(1,719)	(4,777)	(5,659)	309	(5,350)

Other income (expense):
Interest income	91	45	136	178	66	244
Interest expense	(10)	(4)	(14)	(22)	(9)	(31)
Other income (expense)	101	42	143	150	45	195
(Loss) income before income tax	(2,876)	(1,636)	(4,512)	(5,353)	411	(4,942)
Income tax benefit	82	—	82	99	—	99
Net (loss) income	(2,794)	(1,636)	(4,430)	(5,254)	411	(4,843)
Other comprehensive (loss) income:
Net unrealized income on foreign exchange rate translation	—	249	249	—	243	243

Comprehensive (loss) income	$(2,794)	$(1,387)	$(4,181)	$(5,254)	$654	$(4,600)

The following table presents the Company’s total assets (in thousands) disaggregated by operating segment:

	June 30,	December 31,
	2024	2023
Total Assets
United States	$33,774	$48,495
Canada	7,219	9,024
Total Assets	$40,993	$57,519

The reconciliation of the Company’s Adjusted EBITDA to net income (loss), which is the most directly comparable GAAP financial measure, is provided in the following tables (in thousands):

	Three Months Ended June 30,
	2024 US	2024 CA	2024 Consol.	2023 US	2023 CA	2023 Consol.
Net loss	$(2,468)	$(1,078)	$(3,546)	$(2,794)	$(1,636)	$(4,430)
Depreciation and amortization	1,162	244	1,406	1,528	585	2,113
Severance expense	86	—	86	—	—	—
Interest income, net	(60)	(6)	(66)	(81)	(41)	(122)
Income tax benefit	(131)	—	(131)	(82)	—	(82)
Adjusted EBITDA	$(1,411)	$(840)	$(2,251)	$(1,429)	$(1,092)	$(2,521)

	Six Months Ended June 30,
	2024 US	2024 CA	2024 Consol.	2023 US	2023 CA	2023 Consol.
Net (loss) income	$(301)	$2,601	$2,300	$(5,254)	$411	$(4,843)
Depreciation and amortization	2,467	528	2,995	3,646	1,167	4,813
Severance expense	86	—	86	—	—	—
Interest income, net	(123)	(10)	(133)	(156)	(57)	(213)
Income tax expense (benefit)	71	—	71	(99)	—	(99)
Adjusted EBITDA	$2,200	$3,119	$5,319	$(1,863)	$1,521	$(342)

5. DEBT

Dominion Loan Agreement

On September 30, 2019, the Company entered into a Loan and Security Agreement with Dominion Bank, a Texas state bank (“Dominion Bank”). On September 30, 2023, the Company entered into a Fifth Loan Modification Agreement (the “Fifth Modification Agreement”) to the Loan and Security Agreement (as amended by (i) that certain Loan Modification Agreement dated as of September 30, 2020, (ii) that certain Second Loan Modification Agreement dated as of September 30, 2021, (iii) that certain Third Loan Modification Agreement dated as of September 30, 2022, (iv) that certain Fourth Modification Agreement dated as of March 21, 2023, and (v) the Fifth Modification Agreement, the “Loan Agreement”). The Loan Agreement provided for a secured revolving credit facility (the “Revolving Credit Facility”) in an amount up to the lesser of (I) an amount equal to the Borrowing Base or (II) $5 million. The Company’s obligations under the Loan Agreement were secured by a Certificate of Deposit with Dominion Bank for $5 million (the “Deposit”) in the Company’s collateral account. On May 2, 2024, the collateral deposit of $5 million was released and the Loan Agreement was terminated.

Dominion Letters of Credit

As of June 30, 2024, Dominion Bank has issued one letter of credit in the amount of $265,000 to support the Company’s workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Other Indebtedness

As of June 30, 2024, the Company has one short-term note payable to a finance company for various insurance premiums totaling $133,000. As of December 31, 2023, the Company had one short-term note payable to a finance company for various insurance premiums totaling $910,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Condensed Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023, include finance leases of $2.0 million and $1.8 million, respectively.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$133	$910
Interest rate 8.75%

The aggregate maturities of finance leases as of June 30, 2024, are as follows (in thousands):

July 2024 - June 2025	$607
July 2025 - June 2026	704
July 2026 - June 2027	569
July 2027 - June 2028	135
Obligations under finance leases	$2,015

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

Maturities of lease liabilities as of June 30, 2024, are as follows (in thousands):

	Operating Leases	Finance Leases
July 2024 - June 2025	$1,190	$720
July 2025 - June 2026	1,067	775
July 2026 - June 2027	838	595
July 2027 - June 2028	56	138
Thereafter	—	—
Total payments under lease agreements	3,151	2,228

Less imputed interest	(225)	(213)

Total lease liabilities	$2,926	$2,015

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

8. NET INCOME (LOSS) PER SHARE

Basic (loss) income per share is computed by dividing the net (loss) income by the weighted average shares outstanding. Diluted (loss) income per share is computed by dividing the net (loss) income by the weighted average diluted shares outstanding.

On May 6, 2024, a $0.32 per share special cash dividend on the Company’s common stock, that was declared on March 28, 2024, was paid to stockholders of record as of the close of business on April 22, 2024. The aggregate payment was approximately $9.9 million.

The computation of basic and diluted (loss) income per share (in thousands, except share and per share data) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(3,546)	$(4,430)	$2,300	$(4,843)
Weighted average common shares outstanding
Basic	30,815,443	25,000,564	30,813,886	25,000,564
Dilutive common stock options, restricted stock unit awards and restricted stock awards	—	—	—	—
Diluted	30,815,443	25,000,564	30,813,886	25,000,564
Basic (loss) income per share of common stock	$(0.12)	$(0.18)	$0.07	$(0.19)
Diluted (loss) income per share of common stock	$(0.12)	$(0.18)	$0.07	$(0.19)

The Company had a net loss for the three months ended June 30, 2024, and 2023, and for the six months ended June 30, 2023. As a result, all stock options, restricted stock unit awards and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for those periods. The Company had net income for the six months ended June 30, 2024, however due to stock valuation at June 30, 2024, any associated stock options, restricted stock unit awards and restricted stock awards were anti-dilutive and were excluded from weighted average shares used in determining the diluted income per share of common stock for that period.

The following weighted average numbers of stock options, restricted stock unit awards and restricted stock awards have been excluded from the calculation of diluted loss per share of common stock, as their effect would be anti-dilutive for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted stock units	3,187	—	1,593	—
Convertible Note	—	5,811,765	—	3,178,810
Total	3,187	5,811,765	1,593	3,178,810

9. INCOME TAXES

For the three and six months ended June 30, 2024, the Company’s effective tax rates were 3.6% and 3.0%, respectively. The Company’s effective tax rates were 1.8% and 2.0% for the second quarter and first six months of 2023. The Company’s nominal effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

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

The Company has recorded valuation allowances against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, a federal valuation allowance and additional state valuation allowances were maintained during the three and six months ended June 30, 2024 and 2023. In addition, due to the Company’s recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowances considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

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

Deemed Distribution (Contribution)	Six Months Ended June 30, 2023
Deemed distribution (contribution) of short-term investments	$1,000
Deemed distribution (contribution) of accounts receivable	1,015
Deemed distribution (contribution) of prepaids and other	1
Deemed distribution (contribution) of land and buildings	514
Deemed (distribution) contribution of accounts payable	(132)
Deemed (distribution) contribution of accrued liabilities	(69)
Deemed (distribution) contribution of deferred revenue	—
Deemed distribution of Breckenridge net assets not acquired	$2,329

Historical Carrying Value of Assets Acquired	March 24, 2023
Accounts receivable, net	$67
Prepaid expenses and other current assets	56
Property and equipment, net	1,322
Other accrued liabilities	(16)
Deferred revenue	(94)
Acquisition of Breckenridge net assets	$1,335

Total consideration for the asset purchase (in thousands) is as follows:

Consideration Paid	March 24, 2023
Common stock issued	$2,020
Note payable issued	9,880
Purchase price	$11,900

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

Deferred Costs (in thousands)

Deferred costs were $4.3 million and $5.4 million at January 1, 2024 and 2023, respectively. The Company’s prepaid expenses and other current assets at June 30, 2024 and 2023, included deferred costs incurred to fulfill contracts with customers of $3.7 million and $7.2 million, respectively.

Deferred costs at June 30, 2024, compared to January 1, 2024 decreased primarily as a result of the completion of several projects during that six month period that had deferred fulfillment costs at January 1, 2024. Deferred costs at June 30, 2023 compared to January 1, 2023 increased primarily as a result of new projects for clients with significant deferred fulfillment costs at June 30, 2023.

The amount of total deferred costs amortized for the six months ended June 30, 2024 and 2023 was $12.9 million and $17.6 million, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue (in thousands)

Deferred revenue was $11.8 million and $7.4 million at January 1, 2024 and 2023, respectively. The Company’s deferred revenue at June 30, 2024 and 2023 was $5.7 million and $9.1 million, respectively.

Deferred revenue at June 30, 2024 compared to January 1, 2024 decreased primarily as a result of completing projects for clients with prepayments for third party reimbursables. Deferred revenue at June 30, 2023 compared to January 1, 2023 increased primarily as a result of new projects for clients with large third party reimbursables where data had not yet been recorded.

Revenue recognized for the six months ended June 30, 2024 and 2023 that was included in the contract liability balance at the beginning of 2024 and 2023 was $11.4 million and $6.9 million, respectively.

Accounts Receivable (in thousands)

Accounts receivable related to contracts with customers was $12.7 million and $8.0 million at January 1, 2024 and 2023, respectively. The accounts receivable balance at January 1, 2023 excluded a $3.0 million employee retention credit receivable.

Accounts receivable related to contracts with customers was $4.4 million and $5.5 million at June 30, 2024 and 2023, respectively.

Related Party Transactions

For the six months ended June 30, 2024, the Company incurred related party expenses totaling approximately $106,000. These are charges by various commonly controlled companies of Wilks Brothers, LLC, the holder of approximately 80% of the Company’s outstanding stock. These transactions consisted of trucking charges of $97,000 and client hosting expenses of $9,000. For the six months ended June 30, 2024, the Company received related party revenue of $14,000 for partial use of leased office space. For the six months ended June 30, 2023, the Company did not have any related party transactions. As of June 30, 2024, the Company had no outstanding related party accounts payable and no outstanding related party accounts receivable.

For the six months ended June 30, 2023, Breckenridge incurred related party expenses totaling approximately $110,000. These charges by various commonly controlled companies of Wilks Brothers, LLC consisted of trucking charges of $60,000, management charges of $44,000, and payroll administration charges of $6,000.

11. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” regarding technological advancements and our financial position, business strategy, and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. These factors include, but are not limited to, our status as a controlled public company, which exempts us from certain corporate governance requirements; the limited market for our common stock, which could result in the delisting of the common stock from Nasdaq; the impact of general economic, industry, market or political conditions; dependence upon energy industry spending; changes in exploration and production spending by our customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of our customers, particularly during extended periods of low prices for crude oil and natural gas; the volatility of oil and natural gas prices; changes in economic conditions; surplus in the supply of oil and the ability of the Organization of the Petroleum Exporting Countries and its allies, collectively known as OPEC+, to agree on and comply with supply limitations; the duration and magnitude of the unprecedented disruption in the oil and gas industry currently resulting from the impact of the foregoing factors, which is negatively impacting our business; the potential for contract delays; reductions or cancellations of service contracts; limited number of customers; credit risk related to our customers; reduced utilization; high fixed costs of operations and high capital requirements; operational challenges relating to the effects of the COVID-19 pandemic and certain efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees and remote work arrangements; industry competition; external factors affecting the Company’s crews such as weather interruptions and inability to obtain land access rights of way; whether the Company enters into turnkey or day rate contracts; crew productivity; the availability of capital resources; disruptions in the global economy, including unrest in the Middle East, export controls and financial and economic sanctions imposed on certain industry sectors and parties as a result of the developments in Ukraine and related activities, and whether or not a future transaction or other action occurs that causes the Company to be delisted from Nasdaq and no longer be required to make filings with the SEC. The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements wherever they appear in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. A discussion of these and other factors, including risks and uncertainties, is set forth in the Company’s Annual Report on Form 10-K that was filed with the SEC on April 1, 2024 and any subsequent Quarterly Reports on Form 10-Q filed with the SEC. The Company disclaims any intention or obligation to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We started the quarter with two crews in the United States and dropped to one crew in late May. Our Canadian operations were seasonally halted in April, but we expect them to resume operating in the fourth quarter later this year. We reacted quickly to the softness in our calendar and reduced headcount to one crew to conserve cash during this time. We have improved our backlog and expect to have two crews deployed later in the third quarter this year. We expect to have our current equipment fully deployed through the end of the second quarter of 2025.

We expect revenue in the third quarter to be comparable to the second quarter and to significantly increase in the fourth quarter due to additional jobs scheduled in the U.S. and resumption of our Canadian operations. Bid activity in the U.S. has continued to improve.

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

Results of Operations

U.S. Fee Revenues. Acquisition revenues for the second quarter of 2024 decreased 22.8% to $8.3 million compared to $10.8 million for the same period of 2023. The decrease was primarily due to a decrease in crew utilization. Acquisition revenues for the first six months of 2024 increased 15.5% to $26.6 million compared to $23.0 million for the same period of 2023. The increase was primarily due to an increase in crew utilization.

Canadian Fee Revenues. Acquisition revenues for the second quarter of 2024 decreased 95% to $5,000 compared to $101,000 for the same period of 2023. Acquisition revenues for the first six months of 2024 decreased 16.4% to 8.5 million compared to $10.1 million for the same period of 2023. The decreases in both periods were primarily due to a seasonal decrease in crew utilization.

Total Revenues. Revenues for the second quarter of 2024 were $12.5 million compared to $20.2 million for the same period of 2023. Total revenues included a decrease of $5.2 million in reimbursable revenues. Revenues for the first six months of 2024 were $44.1 million compared to $49.6 million for the same period of 2023. Total revenues included a decrease of $7.4 million in reimbursable revenues.

U.S. Fee Operating Expenses. Acquisition expenses for the second quarter of 2024 decreased 18.6% to $7.9 million compared to $9.6 million for the same period of 2023. The decrease was primarily due to an overall decrease in crew production and utilization during the period. Acquisition expenses for the first six months of 2024 increased 9% to $21.0 million from $19.3 million for the same period of 2023. The increase was primarily due to an increase in crew utilization.

Canadian Fee Operating Expenses. Acquisition expenses for the second quarter of 2024 decreased 29% to $0.7 million compared to $0.9 million for the same period of 2023. The decrease was primarily due to an overall decrease in crew production and utilization during the period. Acquisition expenses for the first six months of 2024 decreased 37% to $5.0 million from $7.9 million for the same period of 2023. The decrease was primarily due to decreased crew utilization.

Reimbursable Revenues and Costs. These revenues and expenses are passed through to our clients and are job specific and vary significantly from year to year. The costs are agreed to by our clients prior to contracting with outside vendors for the various tasks.

General and Administrative Expenses. During the second quarter of 2024, general and administrative expenses decreased 27.1% to $2.2 million compared to $3.0 million for the same period of 2023. During the first six months of 2024 general and administrative expenses decreased 37% to $4.1 million compared to $6.5 million for the same period of 2023. The decrease was primarily due to our focus on cost reduction initiatives, a decrease in retained legal counsel and a reduction in salary expenses.

Depreciation and Amortization Expense. Depreciation and amortization expenses for the second quarter and first six months of 2024 totaled $1.4 million and $3.0 million, respectively, compared to $2.1 million and $4.8 million for the same periods of 2023. Depreciation expenses decreased in 2024 compared to 2023 as a result of multiple years of reduced capital expenditures.

Total Operating Costs. Total operating costs for the second quarter of 2024 were $16.3 million, representing a 34.6% decrease from the same period of 2023. The operating costs for the first six months of 2024 were $42.2 million, representing a 23.3% decrease from the same period of 2023. The decrease in operating costs for the second quarter and first six months of 2024 compared to 2023 was primarily due to the factors described above.

Income Taxes. Income tax benefit for the second quarter of 2024 was $131,000 and income tax expense for the first six months of 2024 was $71,000, respectively, compared to income tax benefits of $82,000 and $99,000 for the same periods of 2023. These amounts represent effective tax rates of 3.6% and 3.0% for the second quarter and first six months of 2024, respectively, compared to 1.8% and 2.0% for the same periods of 2023. The Company’s nominal effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

Our effective tax rates differ from the statutory federal rate of 21.0% for certain items such as state and local taxes, valuation allowances, and non-deductible expenses. For further information, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Use of Adjusted EBITDA (a Non-GAAP measure)

We define Adjusted EBITDA as our net income (loss), before (i) interest expense, net, (ii) income tax expense or benefit, (iii) depreciation, depletion and amortization and (iv) other unusual or non-recurring charges, such as severance expenses. Our management uses Adjusted EBITDA as a supplemental financial measure to assess:

●	the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis;
●	our liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate Adjusted EBITDA in a similar manner; and
●	the ability of our assets to generate cash sufficient for us to pay potential interest costs.

We also understand that such data are used by investors to assess our performance. However, the terms EBITDA and Adjusted EBITDA are not defined under GAAP, and neither EBITDA nor Adjusted EBITDA is a measure of operating income, operating performance or liquidity presented in accordance with GAAP. When assessing our operating performance or liquidity, investors and others should not consider this data in isolation or as a substitute for net income (loss), cash flow from operating activities or other cash flow data calculated in accordance with GAAP. In addition, our EBITDA and Adjusted EBITDA may not be comparable to EBITDA, Adjusted EBITDA, or similarly titled measures utilized by other companies since such other companies may not calculate EBITDA or Adjusted EBITDA in the same manner as us. Further, the results presented by EBITDA or Adjusted EBITDA cannot be achieved without incurring the costs that the measure excludes: interest, taxes, and depreciation and amortization, and other unusual or non-recurring charges, such as severance expenses.

The reconciliation of our Adjusted EBITDA to net income (loss) and to net cash provided by (used in) operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended June 30,
	2024 US	2024 CA	2024 Consol.	2023 US	2023 CA	2023 Consol.
Net loss	$(2,468)	$(1,078)	$(3,546)	$(2,794)	$(1,636)	$(4,430)
Depreciation and amortization	1,162	244	1,406	1,528	585	2,113
Interest income, net	(60)	(6)	(66)	(81)	(41)	(122)
Income tax benefit	(131)	—	(131)	(82)	—	(82)
EBITDA	(1,497)	(840)	(2,337)	(1,429)	(1,092)	(2,521)
Severance expense	86	—	86	—	—	—
Adjusted EBITDA	$(1,411)	$(840)	$(2,251)	$(1,429)	$(1,092)	$(2,521)

	Six Months Ended June 30,
	2024 US	2024 CA	2024 Consol.	2023 US	2023 CA	2023 Consol.
Net (loss) income	$(301)	$2,601	$2,300	$(5,254)	$411	$(4,843)
Depreciation and amortization	2,467	528	2,995	3,646	1,167	4,813
Interest income, net	(123)	(10)	(133)	(156)	(57)	(213)
Income tax expense (benefit)	71	—	71	(99)	—	(99)
EBITDA	2,114	3,119	5,233	(1,863)	1,521	(342)
Severance expense	86	—	86	—	—	—
Adjusted EBITDA	$2,200	$3,119	$5,319	$(1,863)	$1,521	$(342)

	Three Months Ended June 30,
	2024 US	2024 CA	2024 Consol.	2023 US	2023 CA	2023 Consol.
Net cash provided by (used in) operating activities	$1,302	$4,618	$5,920	$(868)	$8,439	$7,571
Changes in working capital and other items	(2,285)	(5,408)	(7,693)	(340)	(9,485)	(9,825)
Non-cash adjustments to net loss	(514)	(50)	(564)	(221)	(46)	(267)
EBITDA	(1,497)	(840)	(2,337)	(1,429)	(1,092)	(2,521)
Severance expense	86	—	86	—	—	—
Adjusted EBITDA	$(1,411)	$(840)	$(2,251)	$(1,429)	$(1,092)	$(2,521)

	Six Months Ended June 30,
	2024 US	2024 CA	2024 Consol.	2023 US	2023 CA	2023 Consol.
Net cash provided by operating activities	$3,298	$4,492	$7,790	$1,710	$4,041	$5,751
Changes in working capital and other items	(450)	(1,272)	(1,722)	(3,134)	(2,438)	(5,572)
Non-cash adjustments to net income (loss)	(734)	(101)	(835)	(439)	(82)	(521)
EBITDA	2,114	3,119	5,233	(1,863)	1,521	(342)
Severance expense	86	—	86	—	—	—
Adjusted EBITDA	$2,200	$3,119	$5,319	$(1,863)	$1,521	$(342)

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

Cash Flows. Net cash provided by operating activities was $7.8 million for the six months ended June 30, 2024, compared to net cash provided by operating activities of $5.8 million for the same period of 2023. This increase was primarily due to net income in 2024 compared to net loss in 2023 along with various changes in the balances of our operating assets and liabilities.

Net cash used in investing activities was $1.3 million and $3.0 million for the six months ended June 30, 2024, and 2023, respectively. The decrease in cash used in investing activities between periods of $1.7 million was primarily due to a decrease in cash capital expenditures to $1.5 million for the first six months of 2024 compared to capital expenditures of $2.0 million for the same period of 2023. Additionally, in connection with the Breckenridge asset acquisition in 2023 we acquired $1.0 million of short-term investments.

Net cash used in financing activities was $11.1 million for the six months ended June 30, 2024, and was primarily comprised of dividends paid of $9.9 million, principal payments of $0.8 million and $0.3 million under our notes payable and finance leases, respectively. Net cash used in financing activities was $3.5 million for the six months ended June 30, 2023, and was primarily comprised of principal payments of $0.3 million and $68,000 under our notes payable and finance leases, respectively. Additionally, in connection with the Breckenridge asset acquisition we had cash distributions of $3.1 million.

Capital Expenditures. The Board of Directors approved an initial 2024 capital budget in the amount of $2.5 million for capital expenditures, which was limited to necessary maintenance capital requirements and incremental recording channel replacement or increase. For the six months ended June 30, 2024, we have spent $1.8 million on capital expenditures, primarily for rolling stock and maintenance capital requirements. Historically, we have funded most of our capital expenditures through cash flow from operations, cash reserves, equipment term loans and finance leases.

Capital Resources. Historically, we have primarily relied on cash flows from operations, cash reserves and borrowings from commercial banks to fund our working capital requirements.

Special Cash Dividend. Declared on March 28, 2024, the $0.32 per share special cash dividend on the Company’s common stock was paid on May 6, 2024 to stockholders of record as of the close of business on April 22, 2024. The aggregate payment was approximately $9.9 million.

Loan Agreement

Dominion Credit Facility. On September 30, 2019, we entered into a Loan and Security Agreement with Dominion Bank, a Texas state bank (“Dominion Bank”). On September 30, 2023, we entered into a Fifth Loan Modification Agreement (the “Fifth Modification Agreement”) to the Loan and Security Agreement (as amended by (i) that certain Loan Modification Agreement dated as of September 30, 2020, (ii) that certain Second Loan Modification Agreement dated as of September 30, 2021, (iii) that certain Third Loan Modification Agreement dated as of September 30, 2022, (iv) that certain Fourth Modification Agreement dated as of March 21, 2023, and (v) the Fifth Modification Agreement, the “Loan Agreement”). The Loan Agreement provided for a secured revolving credit facility (the “Revolving Credit Facility”) in an amount up to the lesser of (I) an amount equal to the Borrowing Base or (II) $5 million. Our obligations under the Loan Agreement was secured by a Certificate of Deposit with Dominion Bank for $5 million (the “Deposit”) in our collateral account. On May 2, 2024, the collateral deposit of $5 million was released and the Loan Agreement was terminated.

Dominion Letters of Credit. As of June 30, 2024, Dominion Bank has issued one letter of credit in the amount of $265,000 to support our workers compensation insurance. The letter of credit is secured by a certificate of deposit with Dominion Bank.

Other Indebtedness

As of June 30, 2024, we have one short-term note payable to a finance company for various insurance premiums totaling $133,000. As of December 31, 2023, we had one short-term note payable to a finance company for various insurance premiums totaling $910,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Condensed Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023, include finance leases of $2.0 million and $1.8 million, respectively.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$133	$910
Interest rate 8.75%

The aggregate maturities of finance leases as of June 30, 2024, are as follows (in thousands):

July 2024 - June 2025	$607
July 2025 - June 2026	704
July 2026 - June 2027	569
July 2027 - June 2028	135
Obligations under finance leases	$2,015

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our market risk profile during the six months ended June 30, 2024. For additional information about our market risk profile, refer to "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	Not applicable
(b)	None.
(c)	During the three months ended June 30, 2024, none of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Number	Exhibit

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024 and 2023, (ii) Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101).

*         Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: August 13, 2024	By:	/s/ William A. Clark
William A. Clark
President and Chief Executive Officer

DATE: August 13, 2024	By:	/s/ Ian Shaw
Ian Shaw
Chief Financial Officer