Form 10-Q
period 2024-09-30
DAWSON GEOPHYSICAL CO
filed 2024-11-13
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 11, 2024
Common Stock, $0.01 par value	30,983,437 shares

DAWSON GEOPHYSICAL COMPANY

INDEX

Page Number
Part I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023 (unaudited)	3
Condensed Consolidated Statements of Operations and Comprehensive Income/Loss for the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 (unaudited)	5
Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4. Controls and Procedures	22
Part II. OTHER INFORMATION	23
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
Signatures	25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and amounts in thousands, except share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$6,980	$10,772
Restricted cash	—	5,000
Short-term investments	—	265
Accounts receivable, net	2,788	12,735
Prepaid expenses and other current assets	3,411	8,654
Total current assets	13,179	37,426

Property and equipment, net	14,284	16,508

Right-of-use assets	2,348	3,208

Intangibles, net	370	377

Total assets	$30,181	$57,519

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,424	$3,883
Accrued liabilities:
Payroll costs and other taxes	1,954	3,415
Other	992	709
Deferred revenue	691	11,829
Current maturities of notes payable and finance leases	704	1,380
Current maturities of operating lease liabilities	1,005	1,202
Total current liabilities	8,770	22,418

Long-term liabilities:
Notes payable and finance leases, net of current maturities	1,531	1,289
Operating lease liabilities, net of current maturities	1,621	2,363
Deferred tax liabilities, net	15	15
Total long-term liabilities	3,167	3,667

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
30,906,777 and 30,812,329 shares issued and outstanding at September 30, 2024
and December 31, 2023, respectively	309	308
Additional paid-in capital	156,905	156,678
Accumulated deficit	(136,817)	(123,640)
Accumulated other comprehensive loss, net	(2,153)	(1,912)
Total stockholders’ equity	18,244	31,434

Total liabilities and stockholders’ equity	$30,181	$57,519

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited and amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Operating revenues:
Fee Revenue	$4,663	$9,735	$39,727	$42,889
Reimbursable Revenue	9,758	13,226	18,790	29,699
	14,421	22,961	58,517	72,588
Operating costs:
Operating expenses
Fee operating expenses	6,537	10,918	32,532	38,133
Reimbursable operating expenses	9,758	13,226	18,790	29,699
	16,295	24,144	51,322	67,832
General and administrative	2,529	2,495	6,611	8,971
Severance expense	—	—	86	—
Depreciation and amortization	1,388	2,014	4,383	6,827
	20,212	28,653	62,402	83,630

Loss from operations	(5,791)	(5,692)	(3,885)	(11,042)

Other income (expense):
Interest income	72	192	290	436
Interest expense	(35)	(22)	(120)	(53)
Other income (expense), net	102	327	434	522

Loss before income tax	(5,652)	(5,195)	(3,281)	(10,137)

Income tax benefit (expense)	35	(3)	(36)	96

Net loss	(5,617)	(5,198)	(3,317)	(10,041)

Other comprehensive income (loss):
Net unrealized income (loss) on foreign exchange rate translation	29	(218)	(241)	25

Comprehensive loss	$(5,588)	$(5,416)	$(3,558)	$(10,016)

Basic loss per share of common stock	$(0.18)	$(0.20)	$(0.11)	$(0.40)

Diluted loss per share of common stock	$(0.18)	$(0.20)	$(0.11)	$(0.40)

Weighted average equivalent common shares outstanding	30,906,777	26,137,648	30,845,076	25,383,757

Weighted average equivalent common shares outstanding - assuming dilution	30,906,777	26,137,648	30,845,076	25,383,757

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,317)	$(10,041)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,383	6,827
Operating lease cost	851	827
Non-cash compensation	304	—
Deferred income tax benefit	—	(121)
Bad debt expense	—	68
Gain on disposal of assets	(264)	(72)
Remeasurement and other	1	(2)
Change in operating assets and liabilities:
Decrease in accounts receivable	9,828	960
Decrease in employee retention credit receivable	—	3,035
Decrease in prepaid expenses and other assets	5,240	1,882
(Decrease) increase in accounts payable	(233)	2,052
Decrease in accrued liabilities	(1,166)	(1,431)
Decrease in operating lease liabilities	(930)	(888)
Decrease in deferred revenue	(11,138)	(634)

Net cash provided by operating activities	3,559	2,462

Cash flows from investing activities:
Capital expenditures, net of non-cash capital expenditures summarized below	(1,557)	(2,623)
Proceeds from disposal of assets	382	173
Proceeds from maturity of short-term investments	265	—
Acquisition of short-term investments	—	(1,000)

Net cash used in investing activities	(910)	(3,450)

Cash flows from financing activities:
Principal payments on notes payable	(911)	(521)
Principal payments on finance leases	(503)	(150)
Tax withholdings related to stock based compensation awards	(76)	—
Dividends paid	(9,860)	—
Breckenridge cash distributions prior to acquisition	—	(3,055)

Net cash used in financing activities	(11,350)	(3,726)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(91)	2

Net decrease in cash and cash equivalents and restricted cash	(8,792)	(4,712)

Cash and cash equivalents and restricted cash at beginning of period	15,772	23,603

Cash and cash equivalents and restricted cash at end of period	$6,980	$18,891

Supplemental cash flow information:
Cash paid for interest	$120	$55
Cash paid for income taxes	$59	$—

Non-cash operating, investing and financing activities:
Decrease in accrued purchases of property and equipment	$(217)	$(605)
Finance leases incurred	$985	$1,409
Increase in right-of-use assets and operating lease liabilities	$—	$283
Financed insurance premiums	$—	$440
Deemed distribution of Breckenridge net assets not acquired	$—	$2,329
Acquisition of Breckenridge net assets	$—	$(1,335)

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and amounts in thousands, except share data)

	Equity					Accumulated
	Attributable	Common Stock		Additional		Other
	to Breckenridge	Number		Paid-in	Accumulated	Comprehensive
	Prior to Acquisition	Of Shares	Amount	Capital	(Deficit) Income	(Loss) Income	Total
Balance January 1, 2024	$—	30,812,329	$308	$156,678	$(123,640)	$(1,912)	$31,434
Net income					5,846		5,846
Unrealized loss on foreign exchange rate translation						(160)	(160)
Dividends declared					(9,860)		(9,860)
Balance March 31, 2024	$—	30,812,329	$308	$156,678	$(127,654)	$(2,072)	$27,260
Net loss					(3,546)		(3,546)
Unrealized loss on foreign exchange rate translation						(110)	(110)
Issuance of common stock as compensation		133,850	1	258			259
Shares exchanged for taxes on stock-based compensation		(39,402)	—	(76)			(76)
Balance June 30, 2024	$—	30,906,777	$309	$156,860	$(131,200)	$(2,182)	$23,787
Net loss					(5,617)		(5,617)
Unrealized income on foreign exchange rate translation						29	29
Stock-based compensation expense				45			45
Balance September 30, 2024	$—	30,906,777	$309	$156,905	$(136,817)	$(2,153)	$18,244

	Equity					Accumulated
	Attributable	Common Stock		Additional		Other
	to Breckenridge	Number		Paid-in	Accumulated	Comprehensive
	Prior to Acquisition	Of Shares	Amount	Capital	(Deficit) Income	(Loss) Income	Total
Balance January 1, 2023	$7,695	23,812,329	$238	$155,413	$(112,469)	$(2,073)	$48,804
Net (loss) income	(976)				563		(413)
Unrealized loss on foreign exchange rate translation						(6)	(6)
Issuance of stock for Breckenridge acquisition	(1,335)	1,188,235	12	2,008			685
Excess of purchase price over net assets acquired				(10,565)			(10,565)
Breckenridge cash distributions prior to acquisition	(3,055)						(3,055)
Deemed distribution of Breckenridge net assets not acquired	(2,329)						(2,329)
Balance March 31, 2023	—	25,000,564	$250	$146,856	$(111,906)	$(2,079)	$33,121
Net loss					(4,430)		(4,430)
Unrealized income on foreign exchange rate translation						249	249
Balance June 30, 2023	$—	25,000,564	$250	$146,856	$(116,336)	$(1,830)	$28,940
Net loss					(5,198)		(5,198)
Unrealized loss on foreign exchange rate translation						(218)	(218)
Issuance of stock for convertible note		5,811,765	58	9,822			9,880
Balance September 30, 2023	$—	30,812,329	$308	$156,678	$(121,534)	$(2,048)	$33,404

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

Asset Purchase Agreement. On March 24, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Wilks Brothers, LLC (“Wilks”) and Breckenridge Geophysical, LLC (“Breckenridge”), a wholly owned subsidiary of Wilks. Pursuant to the Purchase Agreement, the Company completed the purchase of substantially all of the Breckenridge assets related to seismic data acquisition services other than its multi-client data library, in exchange for a combination of equity consideration and a convertible note (the “Transaction”). While the Transaction was structured as an asset purchase, the Company’s financial presentation reflects combined results of the two companies as if the combination occurred on January 14, 2022, the date Wilks became the majority shareholder of the Company. This is due to the fact that both the Company and Breckenridge were under Wilks’ control from January 14, 2022 forward. The presentation is required as a combination of entities under common control. As part of the Purchase Agreement, in addition to the 1,188,235 shares of our common stock issued to Wilks at closing, the Company entered into a convertible note with Wilks in the principal amount of approximately $9.9 million and convertible into approximately 5.8 million shares of common stock, contingent upon the Company receiving shareholder approval to issue the shares upon conversion of the convertible note in accordance with NASDAQ Listing Rule 5635 (the “Convertible Note”). The shareholders approved conversion of the Convertible Note during a special meeting held on September 13, 2023. Pursuant to the Purchase Agreement, the Convertible Note was automatically converted into 5,811,765 newly-issued shares of the Company’s common stock following the requisite shareholder approval, and the Convertible Note was thereby extinguished.

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

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements as of September 30, 2024, and for the three and nine months ended September 30, 2024, and 2023, include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating

LLC, Dawson Seismic Services Holdings, Inc., Eagle Canada, Inc., Eagle Canada Seismic Services ULC, and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Dividends. The Company records dividends declared as an addition to accumulated deficit when declaration of such dividends is not subject to restrictions in the jurisdictions in which the Company operates, or in conflict with information in the Company’s bylaws.

Allowance for Current Expected Credit Losses. The Company’s allowance for credit losses reflects its current estimate expected to be incurred over the life of the financial instrument and is determined based on a number of factors. Management determines the need for any allowance for credit losses on accounts receivable based on its review of past-due accounts, its past experience of historical write-offs, its current client base, when customer accounts exceed 90 days past due and specific customer account reviews. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. With the adoption of ASU No. 2016-13 in 2020, the Company made an accounting policy election to write off accrued interest amounts by reversing interest income. The Company's allowance for credit losses was $250,000 at September 30, 2024 and December 31, 2023.

Leases. The Company leases certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as a finance lease or an operating lease for financial reporting purposes. The assets and liabilities under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets. Assets under finance leases are amortized using the straight-line method over the initial lease term. Amortization of assets under finance leases is included in depreciation expense. For operating leases, where readily determinable, the Company uses the implicit interest rate in determining the present value of future minimum lease payments. In the absence of an implicit rate, the Company uses its incremental borrowing rate. The right-of-use assets are amortized to operating lease cost over the lease terms in a manner that results in straight-line operating lease cost and is included in operating expense. Several of the Company’s leases include options to renew and the exercise of lease renewal options is primarily at the Company’s discretion.

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

Share-based compensation. We measure and record compensation expense for share-based payment awards to employees and outside directors based on estimated grant date fair values. Grant date fair value is determined by averaging the high and low stock price on the grant date. We recognize compensation costs for awards granted over the requisite service period based on the grant date fair value in fee operating expenses and general and administrative expenses on our consolidated statements of operations. During the three months ended September 30, 2024, we granted no shares to employees, and recognized expense related to unvested awards of $45,000 during the period. For the nine months ended September 30, 2024, we granted a total of 230,550 shares to employees with an aggregate grant date fair value of $446,000, and recognized expense related to those awards of $304,000 during the period. Additionally, we recognize forfeitures of share-based compensation as they occur.

Risks and Uncertainties. The Company’s ability to be profitable in the future will depend on many factors beyond its control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies. The Company incurred net losses of $5.6 million and $3.3 million for the three and nine months ended September 30, 2024, respectively. The Company incurred net losses of $5.2 million and $10.0 million for the same periods of 2023. As of September 30, 2024, the Company had $7.0 million in cash, and a positive working capital balance of $4.4 million. We believe that our cash flows from operations, and our current financial position are adequate to fund our continued operations.

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

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

At September 30, 2024 and December 31, 2023, the Company’s financial instruments included cash and cash equivalents, restricted cash, short-term investments in certificates of deposit, accounts receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating lease liabilities. Due to the short-term maturities of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes payable, finance leases and operating lease liabilities approximate their fair value based on a comparison with the prevailing market interest rate. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at December 31, 2023. The fair values of the Company’s notes payable and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

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

The following tables present the Company’s income statements by operating segment (in thousands):

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	USA Operations	Canada Operations	Consolidated	USA Operations	Canada Operations	Consolidated
Operating revenues
Fee revenue	$4,652	$11	$4,663	$31,260	$8,467	$39,727
Reimbursable revenue	9,758	—	9,758	18,753	37	18,790
	14,410	11	14,421	50,013	8,504	58,517

Operating costs:
Fee operating expenses	5,726	811	6,537	26,751	5,781	32,532
Reimbursable operating expenses	9,758	—	9,758	18,753	37	18,790
Operating expenses	15,484	811	16,295	45,504	5,818	51,322
General and administrative	2,393	136	2,529	6,133	478	6,611
Severance expense	—	—	—	86	—	86
Depreciation and amortization	1,144	244	1,388	3,611	772	4,383
	19,021	1,191	20,212	55,334	7,068	62,402

(Loss) income from operations	(4,611)	(1,180)	(5,791)	(5,321)	1,436	(3,885)

Other income (expense):
Interest income	58	14	72	246	44	290
Interest expense	(24)	(11)	(35)	(89)	(31)	(120)
Other income (expense), net	100	2	102	457	(23)	434
(Loss) income before income tax	(4,477)	(1,175)	(5,652)	(4,707)	1,426	(3,281)
Income tax benefit (expense)	35	—	35	(36)	—	(36)
Net (loss) income	(4,442)	(1,175)	(5,617)	(4,743)	1,426	(3,317)
Other comprehensive income (loss):
Net unrealized income (loss) on foreign exchange rate translation	—	29	29	—	(241)	(241)

Comprehensive (loss) income	$(4,442)	$(1,146)	$(5,588)	$(4,743)	$1,185	$(3,558)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	USA Operations	Canada Operations	Consolidated	USA Operations	Canada Operations	Consolidated
Operating revenues
Fee revenue	$9,724	$11	$9,735	$32,767	$10,122	$42,889
Reimbursable revenue	13,223	3	13,226	29,092	607	29,699
	22,947	14	22,961	61,859	10,729	72,588

Operating costs:
Fee operating expenses	10,066	852	10,918	29,353	8,780	38,133
Reimbursable operating expenses	13,223	3	13,226	29,092	607	29,699
Operating expenses	23,289	855	24,144	58,445	9,387	67,832
General and administrative	2,315	180	2,495	8,084	887	8,971
Severance expense	—	—	—	—	—	—
Depreciation and amortization	1,527	487	2,014	5,173	1,654	6,827
	27,131	1,522	28,653	71,702	11,928	83,630

Loss from operations	(4,184)	(1,508)	(5,692)	(9,843)	(1,199)	(11,042)

Other income (expense):
Interest income	72	120	192	250	186	436
Interest expense	(14)	(8)	(22)	(36)	(17)	(53)
Other income (expense), net	316	11	327	466	56	522
Loss before income tax	(3,810)	(1,385)	(5,195)	(9,163)	(974)	(10,137)
Income tax (expense) benefit	(3)	—	(3)	96	—	96
Net loss	(3,813)	(1,385)	(5,198)	(9,067)	(974)	(10,041)
Other comprehensive (loss) income:
Net unrealized (loss) income on foreign exchange rate translation	—	(218)	(218)	—	25	25

Comprehensive loss	$(3,813)	$(1,603)	$(5,416)	$(9,067)	$(949)	$(10,016)

The following table presents the Company’s total assets (in thousands) disaggregated by operating segment:

	September 30,	December 31,
	2024	2023
Total Assets
United States	$23,774	$48,495
Canada	6,407	9,024
Total Assets	$30,181	$57,519

The reconciliation of the Company’s Adjusted EBITDA to net (loss) income, which is the most directly comparable GAAP financial measure, is provided in the following tables (in thousands):

	Three Months Ended September 30,
	2024 US	2024 CA	2024 Consol.	2023 US	2023 CA	2023 Consol.
Net loss	$(4,442)	$(1,175)	$(5,617)	$(3,813)	$(1,385)	$(5,198)
Depreciation and amortization	1,144	244	1,388	1,527	487	2,014
Severance expense	—	—	—	—	—	—
Interest income, net	(34)	(3)	(37)	(58)	(112)	(170)
Income tax (benefit) expense	(35)	—	(35)	3	—	3
Adjusted EBITDA	$(3,367)	$(934)	$(4,301)	$(2,341)	$(1,010)	$(3,351)

	Nine Months Ended September 30,
	2024 US	2024 CA	2024 Consol.	2023 US	2023 CA	2023 Consol.
Net (loss) income	$(4,743)	$1,426	$(3,317)	$(9,067)	$(974)	$(10,041)
Depreciation and amortization	3,611	772	4,383	5,173	1,654	6,827
Severance expense	86	—	86	—	—	—
Interest income, net	(157)	(13)	(170)	(214)	(169)	(383)
Income tax expense (benefit)	36	—	36	(96)	—	(96)
Adjusted EBITDA	$(1,167)	$2,185	$1,018	$(4,204)	$511	$(3,693)

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

Dominion Letters of Credit

As of September 30, 2024, the Company has no outstanding letters of credit. The previously issued letter of credit in the amount of $265,000 was not renewed on August 9, 2024.

Other Indebtedness

As of September 30, 2024, the Company has no short-term notes payable. As of December 31, 2023, the Company had one outstanding short-term note payable to a finance company for various insurance premiums totaling $910,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Condensed Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023, include finance leases of $2.2 million and $1.8 million, respectively.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of September 30, 2024, and December 31, 2023:

	September 30, 2024	December 31, 2023
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$—	$910
Interest rate 8.75%

The aggregate maturities of finance leases as of September 30, 2024, are as follows (in thousands):

October 2024 - September 2025	$704
October 2025 - September 2026	846
October 2026 - September 2027	611
October 2027 - September 2028	74
Obligations under finance leases	$2,235

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

Maturities of lease liabilities as of September 30, 2024, are as follows (in thousands):

	Operating Leases	Finance Leases
October 2024 - September 2025	$1,117	$832
October 2025 - September 2026	1,072	922
October 2026 - September 2027	585	638
October 2027 - September 2028	40	75
Thereafter	—	—
Total payments under lease agreements	2,814	2,467

Less imputed interest	(188)	(232)

Total lease liabilities	$2,626	$2,235

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

We are also party to the following legal proceeding: On April 1, 2019, Weatherford International, LLC and Weatherford U.S., L.P. (collectively, “Weatherford”) filed a petition in state district court for Midland County, Texas, in which the Company and eighteen other parties were named as defendants, alleging the Company and/or the other named defendants contributed to or caused contamination of groundwater at and around property owned by Weatherford. Weatherford was seeking declaratory judgment, recovery and contribution for past and future costs incurred in responding to or correcting the contamination at and around the property from each defendant. The Company disputed Weatherford’s allegations with respect to the Company, and the lawsuit was dismissed in October 2024.

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

A $0.32 per share special cash dividend on the Company’s common stock was declared on March 28, 2024, and paid on May 6, 2024 to stockholders of record as of the close of business on April 22, 2024. The aggregate payment was approximately $9.9 million.

The computation of basic and diluted loss per share (in thousands, except share and per share data) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(5,617)	$(5,198)	$(3,317)	$(10,041)
Weighted average common shares outstanding
Basic	30,906,777	26,137,648	30,845,076	25,383,757
Dilutive common stock options, restricted stock unit awards and restricted stock awards	—	—	—	—
Diluted	30,906,777	26,137,648	30,845,076	25,383,757
Basic loss per share of common stock	$(0.18)	$(0.20)	$(0.11)	$(0.40)
Diluted loss per share of common stock	$(0.18)	$(0.20)	$(0.11)	$(0.40)

The Company had a net loss for the three and nine months ended September 30, 2024, and 2023, respectively. As a result, all stock options, restricted stock unit awards and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for those periods.

The following weighted average numbers of stock options, restricted stock unit awards and restricted stock awards have been excluded from the calculation of diluted loss per share of common stock, as their effect would be anti-dilutive for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted stock units	94,532	—	32,799	—
Convertible Note	—	4,674,680	—	3,682,913
Total	94,532	4,674,680	32,799	3,682,913

9. INCOME TAXES

For the three and nine months ended September 30, 2024, the Company’s effective tax rates were 0.6% and -1.1%, respectively. The Company’s effective tax rates were -0.1% and 0.9% for the third quarter and first nine months of 2023. The Company’s nominal effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

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

The Company has recorded valuation allowances against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, a federal valuation allowance and additional state valuation allowances were maintained during the three and nine months ended September 30, 2024 and 2023. In addition, due to the Company’s recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowances considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

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

Deferred Costs (in thousands)

Deferred costs were $4.3 million and $5.4 million at January 1, 2024 and 2023, respectively. The Company’s prepaid expenses and other current assets at September 30, 2024 and 2023, included deferred costs incurred to fulfill contracts with customers of $0.4 million and $4.2 million, respectively.

Deferred costs at September 30, 2024 and 2023, compared to January 1, 2024 and 2023, decreased primarily as a result of the completion of several projects during that nine month period that had deferred fulfillment costs at January 1, 2024. Deferred costs at September 30, 2023 compared to January 1, 2023 decreased primarily as a result of the completion of several projects during that nine month period that had deferred fulfillment costs at January 1, 2023.

The amount of total deferred costs amortized for the nine months ended September 30, 2024, and 2023, was $22.7 million and $31.4 million, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue (in thousands)

Deferred revenue was $11.8 million and $7.4 million at January 1, 2024 and 2023, respectively. The Company’s deferred revenue at September 30, 2024 and 2023 was $0.7 million and $6.7 million, respectively.

Deferred revenue at September 30, 2024 compared to January 1, 2024 decreased primarily as a result of completing projects for clients with prepayments for third party reimbursables. Deferred revenue at September 30, 2023 compared to January 1, 2023 remained fairly consistent.

Revenue recognized for the nine months ended September 30, 2024 and 2023 that was included in the contract liability balance at the beginning of 2024 and 2023 was $11.8 million and $7.3 million, respectively.

Accounts Receivable (in thousands)

Accounts receivable related to contracts with customers was $12.7 million and $8.0 million at January 1, 2024 and 2023, respectively. The accounts receivable balance at January 1, 2023 excluded a $3.0 million employee retention credit receivable.

Accounts receivable related to contracts with customers was $2.8 million and $6.0 million at September 30, 2024 and 2023, respectively.

Related Party Transactions

For the nine months ended September 30, 2024, the Company incurred related party expenses totaling approximately $126,000. These are charges by various commonly controlled companies of Wilks Brothers, LLC, the holder of approximately 80% of the Company’s outstanding stock. These transactions consisted of trucking charges of $117,000 and client hosting expenses of $9,000. For the nine months ended September 30, 2024, the Company received related party revenue of $22,000 for partial use of leased office space. For the nine months ended September 30, 2023, the Company did not have any related party transactions. As of September 30, 2024, the Company had no outstanding related party accounts payable and no outstanding related party accounts receivable.

For the nine months ended September 30, 2023, Breckenridge incurred related party expenses totaling approximately $110,000. These charges by various commonly controlled companies of Wilks Brothers, LLC consisted of trucking charges of $60,000, management charges of $44,000, and payroll administration charges of $6,000.

11. SUBSEQUENT EVENTS

See Note 7. for details related to the dismissal of the Weatherford lawsuit in October of 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” regarding technological advancements and our financial position, business strategy, and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. These factors include, but are not limited to, our status as a controlled public company, which exempts us from certain corporate governance requirements; the limited market for our common stock, which could result in the delisting of the common stock from Nasdaq; the impact of general economic, industry, market or political conditions; dependence upon energy industry spending; changes in exploration and production spending by our customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of our customers, particularly during extended periods of low prices for crude oil and natural gas; the volatility of oil and natural gas prices; changes in economic conditions; surplus in the supply of oil and the ability of the Organization of the Petroleum Exporting Countries and its allies, collectively known as OPEC+, to agree on and comply with supply limitations; the potential for contract delays; reductions or cancellations of service contracts; limited number of customers; credit risk related to our customers; reduced utilization; high fixed costs of operations and high capital requirements; operational challenges relating to the effects of the COVID-19 pandemic and certain efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees and remote work arrangements; industry competition; external factors affecting the Company’s crews such as weather interruptions and inability to obtain land access rights of way; whether the Company enters into turnkey or day rate contracts; crew productivity; the availability of capital resources; disruptions in the global economy, including unrest in the Middle East, export controls and financial and economic sanctions imposed on certain industry sectors and parties as a result of the developments in Ukraine and related activities, and whether or not a future transaction or other action occurs that causes the Company to be delisted from Nasdaq and no longer be required to make filings with the Securities and Exchange Commission (the “SEC”). The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements wherever they appear in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. A discussion of these and other factors, including risks and uncertainties, is set forth in the Company’s Annual Report on Form 10-K that was filed with the SEC on April 1, 2024 and any subsequent Quarterly Reports on Form 10-Q filed with the SEC. The Company disclaims any intention or obligation to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We began the quarter with one crew operating in the United States, and had two small channel crews operating later in the quarter. We currently have one crew operating and a second large channel crew scheduled to deploy in mid-November, which will utilize the majority of our channels in the United States. Our seasonal operations in Canada resumed in October, and we expect increased revenues and profitability from Canada through the first quarter of 2025.

We are currently testing new single node channels in the field, and we expect to invest in increasing our channel count through the purchase of new equipment in the near future. We believe that investing in new single node channels will improve our revenue and margins due to improved crew efficiency with the lighter weight equipment.

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

Results of Operations

U.S. Fee Revenues. Acquisition revenues for the third quarter of 2024 decreased 52% to $4.7 million compared to $9.7 million for the same period of 2023. The decrease was primarily due to a decrease in crew utilization. Acquisition revenues for the first nine months of 2024 decreased 4.6% to $31.3 million compared to $32.8 million for the same period of 2023. The decrease was primarily due to a decrease in crew utilization.

Canadian Fee Revenues. Acquisition revenues of $11,000 for the third quarter of 2024 equaled the acquisition revenues for the same period of 2023. Acquisition revenues for the first nine months of 2024 decreased 16% to 8.5 million compared to $10.1 million for the same period of 2023. The decreases in both periods were primarily due to a seasonal decrease in crew utilization.

Total Revenues. Revenues for the third quarter of 2024 were $14.4 million compared to $23.0 million for the same period of 2023. Total revenues included a decrease of $3.5 million in reimbursable revenues. Revenues for the first nine months of 2024 were $58.5 million compared to $72.6 million for the same period of 2023. Total revenues included a decrease of $10.9 million in reimbursable revenues.

U.S. Fee Operating Expenses. Acquisition expenses for the third quarter of 2024 decreased 43% to $5.7 million compared to $10.1 million for the same period of 2023. The decrease was primarily due to an overall decrease in crew production and utilization during the period. Acquisition expenses for the first nine months of 2024 decreased 9% to $26.8 million from $29.4 million for the same period of 2023. The increase was primarily due to an decrease in crew utilization.

Canadian Fee Operating Expenses. Acquisition expenses for the third quarter of 2024 decreased 5% to $0.8 million compared to $0.9 million for the same period of 2023. The decrease was primarily due to an overall decrease in crew production and utilization during the period. Acquisition expenses for the first nine months of 2024 decreased 34% to $5.8 million from $8.8 million for the same period of 2023. The decrease was primarily due to decreased crew utilization.

Reimbursable Revenues and Costs. These revenues and expenses are passed through to our clients and are job specific and vary significantly from year to year. The costs are agreed to by our clients prior to contracting with outside vendors for the various tasks.

General and Administrative Expenses. During the third quarter of 2024 and 2023, general and administrative expenses remained equal totaling $2.5 million for both periods. During the first nine months of 2024 general and administrative expenses decreased 26% to $6.6 million compared to $9.0 million for the same period of 2023. The decrease was primarily due to our focus on cost reduction initiatives, a decrease in retained legal counsel and a reduction in salary expenses.

Depreciation and Amortization Expense. Depreciation and amortization expenses for the third quarter and first nine months of 2024 totaled $1.4 million and $4.4 million, respectively, compared to $2.0 million and $6.8 million for the same periods of 2023. Depreciation expenses decreased in 2024 compared to 2023 as a result of multiple years of reduced capital expenditures.

Total Operating Costs. Total operating costs for the third quarter of 2024 were $20.2 million, representing a 30% decrease from the same period of 2023. The operating costs for the first nine months of 2024 were $62.4 million, representing a 25% decrease from the same period of 2023. The decrease in operating costs for the third quarter and first nine months of 2024 compared to 2023 was primarily due to the factors described above.

Income Taxes. Income tax benefit for the third quarter of 2024 was $35,000 and income tax expense for the first nine months of 2024 was $36,000, respectively, compared to income tax expense of $3,000 and income tax benefit of $96,000 for the same periods of 2023. These amounts represent effective tax rates of 0.6 and -1.1% for the third quarter and first nine months of 2024, respectively, compared to  -0.1% and 0.9% for the same periods of 2023. The Company’s nominal effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

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

The reconciliation of our Adjusted EBITDA to net income (loss) and to net cash provided by (used in) operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended September 30,
	2024 US	2024 CA	2024 Consol.	2023 US	2023 CA	2023 Consol.
Net loss	$(4,442)	$(1,175)	$(5,617)	$(3,813)	$(1,385)	$(5,198)
Depreciation and amortization	1,144	244	1,388	1,527	487	2,014
Interest income, net	(34)	(3)	(37)	(58)	(112)	(170)
Income tax (benefit) expense	(35)	—	(35)	3	—	3
EBITDA	(3,367)	(934)	(4,301)	(2,341)	(1,010)	(3,351)
Severance expense	—	—	—	—	—	—
Adjusted EBITDA	$(3,367)	$(934)	$(4,301)	$(2,341)	$(1,010)	$(3,351)

	Nine Months Ended September 30,
	2024 US	2024 CA	2024 Consol.	2023 US	2023 CA	2023 Consol.
Net (loss) income	$(4,743)	$1,426	$(3,317)	$(9,067)	$(974)	$(10,041)
Depreciation and amortization	3,611	772	4,383	5,173	1,654	6,827
Interest income, net	(157)	(13)	(170)	(214)	(169)	(383)
Income tax expense (benefit)	36	—	36	(96)	—	(96)
EBITDA	(1,253)	2,185	932	(4,204)	511	(3,693)
Severance expense	86	—	86	—	—	—
Adjusted EBITDA	$(1,167)	$2,185	$1,018	$(4,204)	$511	$(3,693)

	Three Months Ended September 30,
	2024 US	2024 CA	2024 Consol.	2023 US	2023 CA	2023 Consol.
Net cash used in operating activities	$(3,331)	$(900)	$(4,231)	$(2,849)	$(440)	$(3,289)
Changes in working capital and other items	233	17	250	833	(521)	312
Non-cash adjustments to net loss	(269)	(51)	(320)	(325)	(49)	(374)
EBITDA	(3,367)	(934)	(4,301)	(2,341)	(1,010)	(3,351)
Severance expense	—	—	—	—	—	—
Adjusted EBITDA	$(3,367)	$(934)	$(4,301)	$(2,341)	$(1,010)	$(3,351)

	Nine Months Ended September 30,
	2024 US	2024 CA	2024 Consol.	2023 US	2023 CA	2023 Consol.
Net cash (used in) provided by operating activities	$(33)	$3,592	$3,559	$(1,139)	$3,601	$2,462
Changes in working capital and other items	(217)	(1,255)	(1,472)	(2,301)	(2,959)	(5,260)
Non-cash adjustments to net (loss) income	(1,003)	(152)	(1,155)	(764)	(131)	(895)
EBITDA	(1,253)	2,185	932	(4,204)	511	(3,693)
Severance expense	86	—	86	—	—	—
Adjusted EBITDA	$(1,167)	$2,185	$1,018	$(4,204)	$511	$(3,693)

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

Cash Flows. Net cash provided by operating activities was $3.6 million for the nine months ended September 30, 2024, compared to $2.5 million for the same period of 2023. This increase was primarily due to various changes in the balances of our operating assets and liabilities.

Net cash used in investing activities was $0.9 million and $3.5 million for the nine months ended September 30, 2024, and 2023, respectively. The decrease in cash used in investing activities between periods of $2.5 million was primarily due to a decrease in cash capital expenditures to $1.6 million for the first nine months of 2024 compared to capital expenditures of $2.6 million for the same period of 2023. Additionally, in connection with the Breckenridge asset acquisition in 2023 we acquired $1.0 million of short-term investments.

Net cash used in financing activities was $11.4 million for the nine months ended September 30, 2024, and was primarily comprised of dividends paid of $9.9 million, principal payments of $0.9 million and $0.5 million under our notes payable and finance leases, respectively. Net cash used in financing activities was $3.7 million for the nine months ended September 30, 2023, and was primarily comprised of principal payments of $0.5 million and $0.2 million under our notes payable and finance leases, respectively. Additionally, in connection with the Breckenridge asset acquisition we had cash distributions of $3.1 million.

Capital Expenditures. The Board of Directors approved an initial 2024 capital budget in the amount of $2.5 million for capital expenditures, which was limited to necessary maintenance capital requirements and incremental recording channel replacement or increase. As of September 30, 2024, the Board of Directors increased this budget to $6.0 million to invest in additional single node channels. For the nine months ended September 30, 2024, we spent $2.5 million on capital expenditures, primarily for rolling stock and maintenance capital requirements. Historically, we have funded most of our capital expenditures through cash flow from operations, cash reserves, equipment term loans and finance leases.

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

Dominion Letters of Credit. As of September 30, 2024, we have no outstanding letters of credit. Our previously issued letter of credit in the amount of $265,000 was not renewed on August 9, 2024.

Other Indebtedness

As of September 30, 2024, we have no outstanding short-term notes payable. As of December 31, 2023, we had one outstanding short-term note payable to a finance company for various insurance premiums totaling $910,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Condensed Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023, include finance leases of $2.2 million and $1.8 million, respectively.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of September 30, 2024, and December 31, 2023:

	September 30, 2024	December 31, 2023
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$—	$910
Interest rate 8.75%

The aggregate maturities of finance leases as of September 30, 2024, are as follows (in thousands):

October 2024 - September 2025	$704
October 2025 - September 2026	846
October 2026 - September 2027	611
October 2027 - September 2028	74
Obligations under finance leases	$2,235

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our market risk profile during the nine months ended September 30, 2024. For additional information about our market risk profile, refer to "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	Not applicable.
(b)	None.
(c)	During the three months ended September 30, 2024, none of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Number	Exhibit

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023, (ii) Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023, and (v) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101).

*         Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: November 13, 2024	By:	/s/ William A. Clark
William A. Clark
President and Chief Executive Officer

DATE: November 13, 2024	By:	/s/ Ian Shaw
Ian Shaw
Chief Financial Officer