Form 10-K
period 2024-12-31
DAWSON GEOPHYSICAL CO
filed 2025-04-02
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of Dawson Geophysical Company common stock, par value $0.01 per share, held by non-affiliates (based upon the closing transaction price on Nasdaq) was approximately $12,183,000.

On March 31, 2025, there were 30,983,437 shares of Dawson Geophysical Company common stock, $0.01 par value outstanding.

As used in this report, the terms “we,” “our,” “us,” “Dawson” and the “Company” refer to Dawson Geophysical Company unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

DAWSON GEOPHYSICAL COMPANY

FORM 10-K

For the Year Ended December 31, 2024

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Statements other than statements of historical fact included in this Form 10-K that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” regarding technological advancements and our financial position, business strategy, and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. These risks include, but are not limited to, the Company’s status as a controlled public company, which exempts the Company from certain corporate governance requirements; the limited market for the Company’s shares; the impact of general economic, industry, market or political conditions, including tariffs; dependence upon energy industry spending; changes in exploration and production spending by our customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of our customers, particularly during extended periods of low prices for crude oil and natural gas; the volatility of oil and natural gas prices and markets; changes in economic conditions; surplus in the supply of oil and the ability of the Organization of the Petroleum Exporting Countries and its allies, collectively known as OPEC+, to agree on and comply with supply limitations; the potential for contract delays; reductions or cancellations of service contracts; limited number of customers; credit risk related to our customers; reduced utilization; high fixed costs of operations and high capital requirements; operational challenges relating to the effects of the COVID-19 pandemic, including logistical challenges, protecting the health and well-being of our employees and remote work arrangements; industry competition; external factors affecting the Company’s crews such as weather interruptions and inability to obtain land access rights of way; whether the Company enters into turnkey or day rate contracts; crew productivity; the availability of capital resources; disruptions in the global economy, including unrest in the Middle East, export controls and financial and economic sanctions imposed on certain industry sectors and parties as a result of the developments in Ukraine and related activities, and whether or not a future transaction or other action occurs that causes the Company to be delisted from Nasdaq and no longer be required to make filings with the SEC. The cautionary statements made in this Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Form 10-K. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. The Company disclaims any intention or obligation to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We market and supplement our services in the continental U.S. from our headquarters in Midland, Texas and from an additional office in Plano, Texas. In addition, we market and supplement our services in Canada from our facilities in Calgary and Wheatland County, Alberta.

Our Industry

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

Currently, the North American seismic data acquisition industry includes several primary competitors, including SAExploration Holdings, Inc. (“SAE”), Echo Seismic Ltd. (“ECHO”), and Paragon Geophysical Services, Inc. (“Paragon”), along with other, smaller companies that generally run one or two small channel count seismic crews and often specialize in specific regions or types of operations.

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

In the fourth quarter, we began testing single point node channels from multiple vendors in our operations. We are continuing to test and evaluate single point node channels and we may lease or purchase new channels in the future. The single point node channels are expected to increase our revenues through more competitive bids for our customers and increase our margins due to improved crew efficiencies.

As of December 31, 2024, we operate 130 vibrator energy source units and approximately 326,000 recording channels. The recording channels consist of 116,000 single-channel GSR/GSX boxes, 186,000 channels of GSR Multi-channel boxes and a 24,000 channel INOVA Hawk System. Each crew consists of approximately 40 to 100 technicians with associated vehicles, geophones, a seismic recording system, energy sources, cables, and a variety of other equipment. The GSR/GSX and INOVA Hawk crews utilize a recorder to manage the data acquisition while the individual system captures and holds the data until they are placed in the Data Transfer Module. The data is then transferred to various data storage media, which are delivered to a data processing center selected by the client.

Equipment Acquisition and Capital Expenditures

We monitor and evaluate advances in geophysical technology and commit capital funds to purchase the equipment we deem most effective to maintain our competitive position. Purchasing and updating seismic equipment and technology involves a commitment to capital spending. We also tie our capital expenditures closely to demand for our services. Beginning in 2014, we adopted a maintenance capital expenditures program due to the belief that our equipment base was sufficient to meet current demand; however, our Board of Directors may increase the capital budget in response to strategic opportunities to acquire seismic recording equipment. Our Board of Directors initially approved a maintenance capital expenditure budget of $2.5 million for 2024. During 2024, our Board approved an increase in our capital budget to $6 million for the potential purchase of new single point node channels. We are continuing to evaluate the single point node channels, and may lease or purchase new channels in the future. In 2024, we utilized $1.9 million of our capital budget. Our Board of Directors has approved a capital expenditure budget of $6 million for 2025.

Clients

Our services are marketed by supervisory and executive personnel who contact clients to determine geophysical needs and respond to client inquiries regarding the availability of crews or processing schedules. These contacts are based principally on professional relationships developed over a number of years.

Our clients range from major oil and gas companies to small independent oil and gas operators and providers of multi-client data libraries. The services we provide to our clients vary according to the size and needs of each client. During the twelve months ended December 31, 2024, sales to two clients represented approximately 43% of our revenues. The remaining balance of our revenues were derived from varied clients, none of which represented 10% or more of our revenues.

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

Tony Clark, Chief Executive Officer, is our current chief operating decision maker. Our chief operating decision maker reviews the discrete segment financial information on a geographic basis for the US operations and Canada Operations. The revenue for both of the Company’s segments is generated by the same services, which utilize the same type of equipment and personnel. The performance of our segments is evaluated primarily on Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss), before (i) interest expense, net, (ii) income tax expense or benefit, (iii) depreciation, depletion and amortization and (iv) other unusual or non-recurring charges, such as severance expenses. As a result, our business has two reportable segments, US operations and Canada Operations.

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

Competition

The acquisition of seismic data for the oil and natural gas industry is a competitive business. Contracts for such services generally are awarded on the basis of price quotations, crew experience, and the availability of crews to perform in a timely manner, although factors other than price, such as crew safety, performance history, and technological and operational expertise, are often determinative. Our primary competition includes SAE, ECHO, and Paragon. In addition to these companies, we also compete for projects from time to time with smaller seismic companies which operate in local markets with only one or two small channel count crews. Further, the barriers to entry in the seismic industry are substantial but not prohibitive. The recent increase in channel count and number of energy source units required for larger projects increases the cost and time commitment required for new seismic companies or those outside of the U.S. to enter the domestic market and compete with us.

Employees and Human Capital Resources

As of December 31, 2024, we employed 233 full-time employees, of which 40 consisted of management, sales, and administrative personnel with the remainder being crew and crew support personnel. The reduction in our headcount resulted from right-sizing our headcount while being able to continue to effectively meet our customers’ needs. Our employees are not represented by a collective bargaining agreement. We believe we have good relations with our employees.

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

Additional factors which may affect oil and natural gas prices include, but are not limited to, the effect of U.S. energy, monetary and trade policies, including the imposition of tariffs; U.S. and global economic and political conditions and developments; U.S. and international energy and environmental policies; and any operating curtailment of the U.S. oil and gas industry. Together, these factors have created uncertainty for the demand and pricing for services, equipment, and raw materials in the petroleum industry, and may continue to do so in the future.

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

Depending on the market prices of oil and natural gas, oil and natural gas exploration and development companies may cancel or curtail their capital expenditure and drilling programs, thereby reducing demand for our services, or may become unable to pay, or have to delay payment of, amounts owed to us for our services. Oil and natural gas prices have been highly volatile historically and, we believe, will continue to be so in the future. Many factors beyond our control affect oil and natural gas prices, including:

●	the cost of exploring for, producing, and delivering oil and natural gas;
●	the discovery rate of new oil and natural gas reserves;

●	the rate of decline of existing and new oil and natural gas reserves;
●	available pipeline and other oil and natural gas transportation capacity;
●	the ability of oil and natural gas companies to raise capital and debt financing;
●	actions by OPEC+;
●	political instability in the Middle East and other major oil and natural gas producing regions;
●	economic conditions in the U.S. and elsewhere;
●	domestic and foreign trade policy;
●	domestic and foreign energy policy including increased emphasis on alternative sources of energy;
●	increased attention to environmental, social and governance matters, including climate change;
●	weather conditions in the U.S., Canada and elsewhere;
●	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;
●	the price of foreign imports of oil and natural gas; and
●	the overall supply and demand for oil and natural gas.

We are a "controlled company", which exempts us from certain corporate governance requirements that are designed to provide protection to stockholders of companies that are not controlled companies.

As of December 31, 2024, Wilks Brothers, LLC (“Wilks”) and its affiliates control approximately 80% of our combined voting power, can elect all of the members of our board of directors and can generally control matters requiring stockholder approval. As a result, we are considered a “controlled company” for the purposes of the Nasdaq listing requirements. As a “controlled company,” we are permitted to, and we may, opt out of the Nasdaq listing requirements that require (i) a majority of the members of our board of directors to be independent, as defined by Nasdaq rules, (ii) our nominating committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and (iii) our compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. The Nasdaq listing requirements are intended to ensure that directors who meet the independence standards are free of any conflicting interest that could influence their actions as directors. Our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the applicable Nasdaq listing requirements. It is also possible that the interests of Wilks may in some circumstances conflict with our interests and the interests of the holders of our common stock.

A limited number of clients operating in a single industry account for a significant portion of our revenues, and the loss of one of these clients could adversely affect our results of operations.

We derive a significant amount of our revenues from a relatively small number of oil and gas exploration and development companies and providers of multi-client data libraries. During the twelve months ended December 31, 2024, our two largest clients accounted for approximately 43% of our revenues. If these clients, or any of our other significant clients, were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, experience financial difficulties or for any other reason, our results of operations could be adversely affected.

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

We incurred net losses of $4.1 million for the year ended December 31, 2024, and $12.1 million for the year ended December 31, 2023.

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

We periodically review our portfolio of equipment and our intangible assets for impairment. Future events, including our financial performance, sustained decreases in oil and natural gas prices, reduced demand for our services, our market valuation or the market valuation of comparable companies, loss of a significant client’s business, or strategic decisions, could cause us to conclude that impairment indicators exist and ultimately that the values associated with our equipment or intangible assets should be impaired. If we impair our equipment or intangible assets, these non-cash asset impairments could have a material adverse effect on our financial results in the period in which the impairments are recorded.

Our profitability is determined, in part, by the utilization level and productivity of our crews and is affected by numerous external factors that are beyond our control.

Our revenues are determined, in part, by the contract price we receive for our services, the level of utilization of our data acquisition crews and the productivity of these crews. Crew utilization and productivity is partly a function of external factors, such as client cancellation or delay of projects, operating delays from inclement weather, obtaining land access rights, and other factors over which we have no control. If our crews encounter operational difficulties or delays on any data acquisition survey, our results of operations may vary, and in some cases, may be adversely affected.

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

The seismic data acquisition services industry is a competitive business in the continental U.S. and Canada. Additionally, the seismic data acquisition business is extremely price competitive and has a history of periods in which seismic contractors bid jobs below cost and, therefore, adversely affected industry pricing. Many contracts are awarded on a bid basis, which may further increase competition based primarily on price. Further, the barriers to entry in the seismic industry are substantial but not prohibitive. The recent increase in channel count and number of energy source units required for larger projects increases the cost and time commitment required for new seismic companies or those outside of the U.S. to enter the domestic market and compete with us.

Inclement weather may adversely affect our ability to complete projects and could, therefore, adversely affect our results of operations.

Our seismic data acquisition operations could be adversely affected by inclement weather conditions. Delays associated with weather conditions could adversely affect our results of operations. For example, weather delays could affect our operations on a particular project or an entire region and could lengthen the time to complete projects. In addition, even if we negotiate weather protection provisions in our contracts, we may not be fully compensated by our clients for delays caused by inclement weather.

Our operations are subject to delays related to obtaining land access rights of way from third parties, which could affect our results of operations.

Our seismic data acquisition operations could be adversely affected by our inability to obtain timely right of way usage from both public and private land and/or mineral owners. We cannot begin surveys on property without obtaining permits from governmental entities as well as the permission of the private landowners who own the land being surveyed. In recent years, it has become more difficult, costly and time-consuming to obtain access rights of way as drilling activities have expanded into more populated areas. Additionally, some landowners have become more resistant to seismic and drilling activities occurring on their property. Increased costs and delays associated with obtaining such rights of way could negatively affect our results of operations.

Capital requirements for our operations are large. If we are unable to finance these requirements, we may not be able to maintain our competitive advantage.

Seismic data acquisition and data processing technologies historically have progressed steadily, and we expect this trend to continue. In order to remain competitive, we must continue to invest additional capital to maintain, upgrade and expand our seismic data acquisition capabilities. Our working capital requirements remain high, primarily due to the expansion of our infrastructure in response to client demand for cableless recording systems and more recording channels, which has increased as the industry strives for improved data quality with greater subsurface resolution images. Our sources of working capital are limited. We have historically funded our working capital requirements primarily with cash generated from operations, cash reserves and, from time to time, borrowings from commercial banks. In recent years, we have funded some of our capital expenditures through equipment term loans and finance leases. In the past, we have also funded our capital expenditures and other financing needs through public equity offerings. If we expand our operations at a rate exceeding operating cash flow, if current demand or pricing of geophysical services decrease substantially, or if technical advances or competitive pressures require us to acquire new equipment faster than our cash flow could sustain, additional financing could be required. If we are not able to obtain such financing or renew our existing revolving line of credit when needed, it could have a negative impact on our ability to pursue expansion and maintain our competitive advantage.

Consistent technological change in our business creates obsolescence risks and requires capital expenditures to maintain market share. If we are unable to keep up with these technological advances, we may not be able to compete effectively.

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

Our continued success depends upon attracting and retaining highly skilled professionals and other technical personnel. A number of our employees are highly skilled scientists and highly trained technicians. The loss of our senior executives or other key employees or our failure to continue to attract and retain skilled and technically knowledgeable personnel could adversely affect our ability to compete in the seismic services industry. We may experience significant competition for such personnel, particularly during periods of increased demand for seismic services. A limited number of our employees are under employment contracts, and we do not maintain key man insurance.

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

Our stock price is subject to volatility. Overall market conditions, including a decline in oil and natural gas prices and other risks and uncertainties described in this “Risk Factors” section and in our other filings with the SEC, could cause the market price of our common stock to fall. Our high and low sales prices of our common stock for the twelve months ended December 31, 2024 were $2.22 and $1.27, respectively. Further, the high and low sales prices of our common stock for the twelve months ended December 31, 2023 were $2.65 and $1.28, respectively.

Our common stock is listed on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “DWSN.” However, daily trading volumes for our common stock are, and may continue to be, relatively low compared to other publicly traded securities. In addition, as of December 31, 2024, Wilks and its affiliates own approximately 80% of our common stock, limiting the public market for our common stock, which can lead to increased price volatility and low trading volumes. For example, during 2024 our daily trading volume was as low as 0 shares. It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.

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

We are heavily dependent on our information systems and computer-based programs, including our seismic information, electronic data processing and accounting data. If any of such programs or systems were to fail or create erroneous information, or if we were subject to cyberspace breaches or attacks, possible consequences include loss of communication links, loss of seismic data and inability to automatically process commercial transactions or engage in similar automated or computerized business activities. Any such consequence could have a material adverse effect on our business.

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

Our business is subject to significant government regulation, which may adversely affect our operations.

Our operations are subject to a variety of federal, state, provincial and local laws and regulations, including laws and regulations relating to the protection of the environment and archeological sites, such as obtaining permits from governmental entities to allow survey and drilling activities, as well as those that may result from climate change legislation or executive orders that could negatively impact the exploration and production of oil and gas. Canadian operations have been historically cyclical due to governmental restrictions on seismic acquisition during certain periods. In addition, governmental entities do not always grant permits within the expected time period. As a result, there is a risk that there will be a significant amount of unused equipment during those periods. We are required to expend financial and managerial resources to comply with such laws and related permit requirements in our operations, and we anticipate that we will continue to be required to do so in the future. Although such expenditures historically have not been material to us, the fact that such laws or regulations change frequently makes it impossible for us to predict the cost or impact of such laws and regulations on our future operations. The adoption of laws and regulations that have the effect of reducing or curtailing exploration and development activities by energy companies could also adversely affect our operations by reducing the demand for our services.

Legislation or regulation relating to greenhouse gas emissions could negatively affect the exploration and production of oil and gas and adversely affect demand for our services.

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

●	The U.S. Environmental Protection Agency (the “EPA”) has promulgated a series of regulations that require monitoring and reporting of GHG emissions on an annual basis from certain sources, including some in the oil and gas industry. While these rules do not control GHG emission levels from any facilities, they can cause covered facilities to incur monitoring and reporting costs. Moreover, lawsuits have been filed seeking to require individual companies to reduce GHG emissions from their operations. These and other lawsuits relating to GHG emissions may result in decisions by state and federal courts and agencies that could impact our operations. Additionally, in March 2024, the EPA issued final standards under the Clean Air Act to sharply reduce methane emissions and other harmful air pollution from new and existing oil and gas operations.
●	The Inflation Reduction Act of 2022 establishes a charge on methane emissions above certain limits from the same facilities.
●	On March 21, 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related risks, and the final rules were adopted in March 2024. Although the climate-related disclosure rules have been stayed by the SEC pending litigation challenging the rules, if the rules are implemented, we may incur increased costs relating to the assessment and disclosure of climate-related risks.
●	The U.S. has historically been actively involved in the United Nations Conference on Climate Change in Paris, which led to the creation of the Paris Agreement. However, on January 20, 2025, President Trump signed an executive order to withdraw the U.S. from the Paris Agreement, marking a significant shift in U.S. climate policy. It remains unclear what further actions President Trump may take with respect to domestic and international programs and initiatives, what support the Trump administration would have for any potential changes to such legislative programs and initiatives in the U.N. or Congress and what the impact of any such changes might be.

New laws or regulations focused on GHG emissions or that otherwise seek to address climate change may negatively affect us, our suppliers and our clients. This could cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our clients, suppliers or both incurring additional compliance costs that get passed on to us. Moreover, passage of climate change legislation, other federal or state legislative or regulatory initiatives, or international agreements that regulate or restrict emissions of GHG may curtail production and demand for fossil fuels such as oil and gas in areas where our clients operate and, thus, adversely affect future demand for our services. Reductions in our revenues or increases in our expenses as a result of climate control initiatives could have adverse effects on our business, financial position, results of operations and cash flows.

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

We rely on third-party information technology vendors to support our operations, including our secure processing of personal, confidential, sensitive, proprietary and other types of information. Despite ongoing efforts to continue improvement of our own and our vendors’ ability to protect against cyber incidents, we may not be able to protect all information systems, and such incidents may lead to reputational harm, revenue and client loss, legal actions or statutory penalties, among other consequences. Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us nor are they reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

Item 2.  PROPERTIES

Our headquarters are located in a 34,570 square foot leased property in Midland, Texas. Additionally, we own two properties in Midland, including a 61,402 square foot property that we use as a field office, equipment and fabrication facility, and maintenance and repair shop, and a 6,600 square foot property that we use as an inventory field office and storage facility.

We lease a 5,181 square foot office in Plano, Texas consisting of office space.

We lease a 15,020 square foot facility in Calgary, Alberta consisting of office, warehouse and shop space.

We lease a 10,800 square foot facility in Wheatland County, Alberta consisting of shop space.

We believe that our existing facilities are being appropriately utilized and are well maintained, suitable for their intended use, and adequate to meet our current and future operating requirements.

Item 3.  LEGAL PROCEEDINGS

For a discussion of certain contingencies and legal proceedings affecting the Company, please refer to “Note 16, Commitments and Contingencies” in the Notes to the Consolidated Financial Statements, which is incorporated by reference herein.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5.  MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NASDAQ under the symbol “DWSN.” As of March 31, 2025, we had 198 holders of record of our common stock. The actual number of shareholders is greater than the number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

The table below represents the high and low sales prices per share for the periods shown.

Three Months Ended	High	Low
March 31, 2023	$2.06	$1.28
June 30, 2023	$2.25	$1.55
September 30, 2023	$2.65	$1.45
December 31, 2023	$2.48	$1.36
March 31, 2024	$1.83	$1.27
June 30, 2024	$2.22	$1.27
September 30, 2024	$2.10	$1.36
December 31, 2024	$1.82	$1.30

As of March 31, 2025, the market price for our common stock was $1.23 per share.

On March 28, 2024, the Company’s Board of Directors declared a special cash dividend on the company’s common stock of $0.32 per share, payable on May 6, 2024, to stockholders of record as of the close of business on April 22, 2024. The aggregate payment was approximately $9.9 million. Our Board of Directors considered our financial condition, results of operations, capital and legal requirements, economic and market conditions affecting the energy industry in general, and the oilfield services business in particular, and other factors deemed relevant by the board in determining whether or not to declare a dividend. Payment of any dividends in the future will be at the discretion of our board. There are currently no restrictions prohibiting us from paying dividends to our shareholders. No dividends were paid in 2023.

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

We had two crews operating throughout the fourth quarter in the United States and resumed our seasonal operations in Canada. High crew utilization in the fourth quarter resulted in improved margins and profitability. In the first quarter, we started the year with two crews in the US and continued to keep our crews highly utilized in Canada. We have a strong backlog of projects through the end of the second quarter of 2025.

In the fourth quarter of 2024, we began testing new single node channels from multiple vendors, which have improved our team’s efficiency and margins. We are still evaluating our options to upgrade to these single node channels based on the results of our field operations and market conditions.

While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity and utilization level of our data acquisition crews. Factors impacting productivity and utilization levels include client demand, commodity prices, whether we enter into turnkey or day-rate contracts with our clients, the number and size of crews, the number of recording channels per crew, crew downtime related to inclement weather, delays in acquiring land access permits, agricultural or hunting activity, holiday schedules, short winter days, crew repositioning and equipment failure. To the extent we experience these factors, our operating results may be affected and vary from quarter to quarter. Consequently, our efforts to negotiate more favorable contract terms in our supplemental service agreements, mitigate permit access delays and improve overall crew productivity may contribute to growth in our revenues.

The majority of our revenues were derived from turnkey contracts for the years ending December 31, 2024, and 2023. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risk related to crew downtime or other operational delays. We expect the majority of our contracts to be turnkey as we continue our operations in the midwest, western and southwestern regions of the U.S. in which turnkey contracts are more common.

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

Our business has two reportable segments, U.S. operations and Canada operations. Tony Clark, Chief Executive Officer, is our current chief operating decision maker. Mr. Clark reviews the discrete segment financial information on a geographic basis for the U.S. operations and Canada operations. The revenue for both segments is generated by the same services, which utilize the same type of equipment and personnel. The performance of our segments is evaluated primarily on Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss), before (i) interest expense, net, (ii) income tax expense or benefit, (iii) depreciation, depletion and amortization and (iv) other charges, such as severance expenses.

Results of Operations

Year Ended December 31, 2024 versus Year Ended December 31, 2023

U.S. Fee Revenues. Acquisition revenues for the year ended December 31, 2024, were $40.7 million compared to $49.0 million for the same period of 2023. The decrease in revenues for the year ended December 31, 2024, compared to the same period of 2023 was primarily a result of decreased demand for our services.

Canadian Fee Revenues. Acquisition revenues for the year ended December 31, 2024, were $12.7 million compared to $12.4 million for the same period of 2023. The increase in revenues for the year ended December 31, 2024, compared to the same period of 2023 was primarily a result of a slight increase in demand for our services in Canada, and utilization of single node channels in our operations.

Total Revenues. Revenue for the year ended December 31. 2024, were $74.2 million compared to $96.8 million for the same period of 2023. Total revenues included a decrease of $14.7 million in reimbursable revenues.

U.S. Fee Operating Expenses. Acquisition expenses for the year ended December 31, 2024, decreased to $32.8 million compared to $39.9 million for the same period of 2023. Acquisition expenses decreased from 81% of revenues in 2023 to 80% of revenues due to cost reduction initiatives throughout the year. The decrease in operating expenses was due to an overall decrease in crew production and utilization and to cost reduction initiatives.

Canadian Fee Operating Expenses. Acquisition expenses for the year ended December 31, 2024, decreased to $9.5 million compared to $11.6 million for the same period of 2023. Acquisition expenses decreased from 94% of revenues to 75% of revenues due to utilization of single node channels in our operations and higher channel count jobs in 2024. The decrease in operating expenses was mainly due to increased operational efficiencies at the crew level.

Reimbursable Revenues and Costs. These revenues and expenses are passed through to our clients and are job specific and vary significantly from year to year. The costs are agreed to by our clients prior to contracting with outside vendors for the various tasks.

General and Administrative Expenses. General and administrative expenses decreased 25% to $9.5 million for the year ended December 31, 2024, compared to $12.6 million for the same period of 2023. The primary factors for the decrease in general and administrative expenses are related to continued cost management and streamlining procedures as well as cost savings related to changes to the executive personnel during the fourth quarter of 2023. We anticipate general and administrative expenses to continue to decrease in 2025 due to continued focus on maintaining an efficient and cost-effective administrative structure.

Severance Expenses. For the year ended December 31, 2024, we recorded severance expenses of $0.5 million in connection with the termination of a portion of our workforce. In December 2023, we recorded severance expenses of $2.2 million in connection with the termination of the Company’s (i) President and Chief Executive Officer, (ii) Chief Financial Officer, Executive Vice President, Secretary and Treasurer and (iii) Chief Operating Officer and Executive Vice President.

Depreciation Expense. Depreciation for the year ended December 31, 2024, was $5.7 million compared to $8.5 million for the same period of 2023. The decrease in depreciation expense is a result of limiting capital expenditures to necessary maintenance capital requirements in recent years. Our depreciation expense is expected to remain flat or decline slightly during 2025 primarily due to limited capital expenditures to maintain our existing asset base.

Our total operating costs for the year ended December 31, 2024 were $78.7 million, representing a 28% decrease from the corresponding period of 2023. This change was primarily due to the factors described above.

Income Tax (expense) benefit. Income tax expense was $7,000 for the year ended December 31, 2024, compared to income tax benefit of $96,000 for the same period of 2023. The effective tax rates for the years ended December 31, 2024, and 2023 were approximately -0.2% and 0.8%, respectively. Our effective tax rates differ from the statutory federal rate of 21% for certain items such as state and local taxes, valuation allowances, and non-deductible expenses.

Use of Adjusted EBITDA (Non-GAAP measure)

We define Adjusted EBITDA as net income (loss) plus interest expense, interest income, income taxes, depreciation and amortization expense and severance expenses. Our management uses Adjusted EBITDA as a supplemental financial measure to assess:

●	the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis;
●	our operating performance over time in relation to other companies that own similar assets and that we believe calculate Adjusted EBITDA in a similar manner; and
●	the ability of our assets to generate cash sufficient for us to pay potential interest costs.

We also understand that such data are used by investors to assess our performance. However, the term Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and Adjusted EBITDA is not a measure of operating income or operating performance presented in accordance with GAAP. When assessing our operating performance, investors and others should not consider this data in isolation or as a substitute for net income (loss), cash flow from operating activities or other cash flow data calculated in accordance with GAAP. In addition, our Adjusted EBITDA may not be comparable to Adjusted EBITDA or similarly titled measures utilized by other companies since other companies may not calculate Adjusted EBITDA in the same manner as us. Further, the results presented by Adjusted EBITDA cannot be achieved without incurring the costs that the measure excludes: interest, taxes, and depreciation and amortization.

The reconciliation of our Adjusted EBITDA to our net cash (used in) provided by operating activities and net (loss) income, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Year Ended December 31,
	2024 US	2024 CA	2024 Consol.	2023 US	2023 CA	2023 Consol.
Net cash (used in) provided by operating activities	$(2,821)	$955	$(1,866)	$(237)	$1,051	$814
Changes in working capital and other items	3,928	1,023	4,951	(2,298)	(1,578)	(3,876)
Non-cash adjustments to net (loss) income	(1,401)	(209)	(1,610)	(982)	(180)	(1,162)
EBITDA	(294)	1,769	1,475	(3,517)	(707)	(4,224)
Severance expense	486	—	486	2,208	—	2,208
Adjusted EBITDA	$192	$1,769	$1,961	$(1,309)	$(707)	$(2,016)

	Year Ended December 31,
	2024 US	2024 CA	2024 Consol.	2023 US	2023 CA	2023 Consol.
Net (loss) income	$(4,907)	$788	$(4,119)	$(9,729)	$(2,418)	$(12,147)
Depreciation and amortization	4,752	984	5,736	6,566	1,926	8,492
Interest income, net	(146)	(3)	(149)	(258)	(215)	(473)
Income tax expense (benefit)	7	—	7	(96)	—	(96)
EBITDA	(294)	1,769	1,475	(3,517)	(707)	(4,224)
Severance expense	486	—	486	2,208	—	2,208
Adjusted EBITDA	$192	$1,769	$1,961	$(1,309)	$(707)	$(2,016)

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

Cash Flows. The following table shows our sources and uses of cash (in thousands) for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(1,866)	$814
Investing activities	(735)	(4,504)
Financing activities	(11,563)	(4,204)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(223)	63
Net change in cash and cash equivalents and restricted cash	$(14,387)	$(7,831)

Year Ended December 31, 2024 versus Year Ended December 31, 2023

Net cash used in operating activities was $1.9 million for the year ended December 31, 2024, and net cash provided by operating activities was $814,000 for the same period of 2023. In 2023, cash provided by operating activities included receipt of $3 million from an employee retention credit under the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”). The decrease in cash provided by operating activities to cash used in operating activities was primarily due to changes in operating assets and liabilities.

Net cash used in investing activities was $0.7 million for the year ended December 31, 2024, and includes cash capital expenditures of $1.9 million, offset by $533,000 in proceeds from the disposal of assets, $332,000 proceeds from insurance claims and $265,000 proceeds from maturity of short-term investments. Net cash used in investing activities was $4.5 million for the year ended December 31, 2023, and includes cash capital expenditures of $3.7 million and cash acquisition of short–term investments of $1.0 million associated with the acquisition of Breckenridge Geophysical, LLC (“Breckenridge”) assets, offset by $217,000 in proceeds from the disposal of assets.

Net cash used in financing activities was $11.6 million for the year ended December 31, 2024, and includes dividend payment of approximately $9.9 million, principal payments of $947,000 on our notes and $680,000 on our finance leases. Net cash used in financing activities was $4.2 million for the year ended December 31, 2023, and includes principal payments of $896,000 on our notes and $253,000 on our finance leases and outflows of $3.1 million associated with the acquisition of Breckenridge assets.

We continually strive to supply our clients with technologically advanced 3-D data acquisition recording services and data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.

Risks and Uncertainties. Our ability to be profitable in the future will depend on many factors beyond our control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies. We incurred net losses of $4.1 million for the year ended December 31, 2024, and $12.1 million for the year ended December 31, 2023. As of December 31, 2024, we had $1.4 million in cash, and a positive working capital balance of $4.6 million. We believe that our cash flows from operations, and our current financial position are adequate to fund our continued operations for the next 12 months.

Capital Resources. Historically, we have primarily relied on cash generated from operations, cash reserves and borrowings from commercial banks to fund our working capital requirements and, to some extent, our capital expenditures. Recently, we have funded some of our capital expenditures through finance leases and equipment term loans. From time to time in the past, we have also funded our capital expenditures and other financing needs through public equity offerings. We believe that our capital resources, including our cash and cash flow from operations are sufficient to meet our operational needs.

Dominion Credit Facility. On September 30, 2019, we entered into a Loan and Security Agreement with Dominion Bank, a Texas state bank (“Dominion Bank”). On September 30, 2023, we entered into a Fifth Loan Modification Agreement (the “Fifth Modification Agreement”) to the Loan and Security Agreement (as amended by (i) that certain Loan Modification Agreement dated as of September 30, 2020, (ii) that certain Second Loan Modification Agreement dated as of September 30, 2021, (iii) that certain Third Loan Modification Agreement dated as of September 30, 2022, (iv) that certain Fourth Modification Agreement dated as of March 21, 2023, and (v) the Fifth Modification

Agreement, the “Loan Agreement”). The Loan Agreement provided for a secured revolving credit facility (the “Revolving Credit Facility”) in an amount up to the lesser of (I) an amount equal to the Borrowing Base or (II) $5 million. Our obligations under the Loan Agreement were secured by a Certificate of Deposit with Dominion Bank for $5 million (the “Deposit”) in our collateral account. On May 2, 2024, the collateral deposit of $5 million was released and the Loan Agreement was terminated.

Dominion Letters of Credit. As of December 31, 2024, we have no outstanding letters of credit. Our previously issued letter of credit in the amount of $265,000 was not renewed on August 9, 2024.

Other Indebtedness. As of December 31, 2024, we have one note payable to a finance company for various insurance premiums totaling $168,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Consolidated Balance Sheet as of December 31, 2024 includes finance leases of $2.4 million.

Contractual Obligations. We believe that our capital resources, including our cash and cash flow from operations, will be adequate to meet our current operational needs. We believe that we will be able to finance our 2025 capital expenditures through cash flow from operations and borrowings from commercial lenders. However, our ability to meet debt repayment obligations and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic climate adversely affects the ability of our customers, and/or potential customers, to promptly pay amounts owing to us under their service contracts with us.

Off-Balance Sheet Arrangements

As of December 31, 2024, we had no off-balance sheet arrangements.

Critical Accounting Estimates

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

Impairment of Long-Lived Assets. Long-lived assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value of the asset group may not be recoverable. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the asset group and the fair value of the asset group is below its carrying value. Depending upon the facts and circumstances, when indicators of asset impairment exist, management will test the asset group for impairment through developing a forecast of future undiscounted cash flows expected to be generated by the asset group or by estimating the fair value of assets within the asset group in lieu of detailed cash flow projections. If either the future undiscounted cashflows expected to be generated by the asset group or the fair of the assets within the asset group exceeds the carrying value of the asset group no impairment would be recognized. During the year ended December 31, 2024, management tested two of its asset groups for impairment through estimating the fair value of certain assets within the asset groups using a market approach or cost approach, as applicable. Because the fair value of these assets collectively exceeded the carrying value of the asset group, no impairment charges were recognized for the year ended December 31, 2024 or 2023.

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

Critical Accounting Policies

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

Leases. We lease certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. We evaluate each lease to determine its appropriate classification as an operating lease or a finance lease for financial reporting purposes. We are the lessee in a lease contract when we obtain the right to control the asset. The majority of our operating leases are non-cancelable operating leases for office, shop and warehouse space in Midland, Texas, and Plano, Texas, and Calgary, Alberta, and Wheatland County, Alberta.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 seeks to improve disclosures about a public entity’s reportable segments and add disclosures around a reportable segment’s expenses. The updated guidance is effective for our annual periods beginning January 1, 2024, and interim periods within fiscal years beginning January 1, 2025. The Company adopted this ASU 2023-07 for the fiscal year ended December 31, 2024, as required under this standard.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, ASU 2024-03 enhances the disclosures required for certain expense captions in the Company's annual and interim consolidated financial statements. This ASU is effective prospectively or retrospectively for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its disclosures

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for expected credit losses of $250,000 at December 31, 2024. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several smaller clients.

We generally provide services to certain key clients that account for a significant percentage of our accounts receivable at any given time. Our key clients vary over time. We extend credit to various companies in the oil and natural gas industry, including our key clients, for the acquisition of seismic data, which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in the economic or other conditions of our key clients and may accordingly impact our overall credit risk. If any of these significant clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, or for any other reason, our results of operations could be affected. Because of the nature of our contracts and clients’ projects, our largest clients can change from year to year, and the largest clients in any year may not be indicative of the largest clients in any subsequent year. During the twelve months ended December 31, 2024, our two largest clients accounted for approximately 43% of revenue. The remaining balance of our revenue derived from varied clients and none represented more than 10% of revenue.

Interest Rate Risk. From time to time, we are exposed to the impact of interest rate changes on the outstanding indebtedness under our Loan Agreement.

We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At December 31, 2024, cash totaled $1.4 million.

For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors.”

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages F-1 through F-26 hereof and is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer, and our Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our President and Chief Executive Officer, and our Chief Financial Officer, we evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2024 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, we have concluded that, as of December 31, 2024, our internal control over financial reporting was effective. Our internal control over financial reporting as of December 31, 2024 has not been audited by RSM US LLP, the independent registered public accounting firm who audited our financial statements as this audit is not required because the company qualifies for smaller reporting company filing status.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Part III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as noted below, the information required by Item 10 of Form 10-K is hereby incorporated by reference from the earlier filed of: (i) an amendment to this annual report on Form 10-K or (ii) the Company’s definitive proxy statement which will be filed pursuant to Regulation 14A within 120 days after the Company’s year-end for the year covered by this report. The Company has adopted an insider trading policy, a copy of which is filed as Exhibit 19.1 to this Annual Report.

.

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

The following consolidated financial statements of the Company appear on pages F-1 through F-26 and are incorporated by reference into Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

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

+10.14

Amended and Restated Dawson Geophysical Company 2016 Stock and Performance Incentive Plan, effective as of April 24, 2020, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 14, 2021, and incorporated herein by reference.

10.15

Loan and Security Agreement, by and between Dawson Geophysical Company and Dominion Bank, dated September 30, 2019, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 1, 2019, and incorporated herein by reference.

10.16

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

EXHIBIT NO.	DESCRIPTION

10.20

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

*19.1	Insider Trading Policy.

*21.1	Subsidiaries of the Company.

*23.1	Consent of RSM US LLP, independent registered public accounting firm.

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*97.1	Policy for the Recovery of Erroneously Awarded Compensation.

101.INS*	Inline XBRL Instance Document.

EXHIBIT NO.	DESCRIPTION

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*           Filed herewith.

+          Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 2nd day of April 2025.

DAWSON GEOPHYSICAL COMPANY

By:	/s/ William A. Clark
William A. Clark

President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Wilks Matthew Wilks	Chairman of the Board of Directors	04-02-25

/s/ Bruce Bradley Bruce Bradley	Director	04-02-25

/s/ Albert Conly Albert Conly	Director	04-02-25

/s/ Jose Carlos Fernandes Jose Carlos Fernandes	Director	04-02-25

/s/ Sergei Krylov Sergei Krylov	Director	04-02-25

/s/ William A. Clark William A. Clark	President and Chief Executive Officer (principal executive officer)	04-02-25

/s/ Ian Shaw Ian Shaw	Chief Financial Officer (principal financial and accounting officer)	04-02-25

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Dawson Geophysical Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dawson Geophysical Company and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

● ●

Impairment Testing of Long-Lived Assets

As discussed in Note 2 to the financial statements, long-lived assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value of the asset group may not be recoverable. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the asset group and the fair value of the asset group is below its carrying value. Depending upon the facts and circumstances, when indicators of asset impairment exist, management will test the asset group for impairment through developing a forecast of future undiscounted cash flows expected to be generated by the asset group or by estimating the fair value of assets within the asset group in lieu of detailed cash flow projections. If either the future undiscounted cash flows expected to be generated by the asset group or the fair of the assets within the asset group exceeds the carrying value of the asset group no impairment would be recognized. During the year ended December 31, 2024, management tested two of its asset groups for impairment through estimating the fair value of certain assets within the asset groups using a market approach or cost approach, as applicable. Because the fair value of these assets collectively exceeded the carrying value of the asset groups, no impairment charges were recognized for the year ended December 31, 2024.

We identified management’s impairment testing of long-lived assets as a critical audit matter because of the significant assumptions management used in estimating the fair value of certain assets within the asset groups. Auditing management’s assumptions involved a high degree of auditor judgment and an increase in audit effort, including the use of our valuation specialists, due to the impact these assumptions could have on the accounting estimate.

Our audit procedures related to the Company’s impairment testing of long-lived assets included the following, among others:

●
We tested the completeness and accuracy of the underlying data used by management by agreeing it to the underlying support.

●
We utilized our valuation specialists to assist in the following procedures:
o
Corroborated management’s estimates through obtaining publicly available market data for certain assets within the population.
o
Developed an independent estimate of fair value for certain assets within the asset groups, utilizing publicly available market data and other information, and compared our independent estimate to the carrying value of the asset groups.

/s/ RSM US LLP

We have served as the Company's auditor since 2016.

Houston, Texas

April 2, 2025

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,385	$10,772
Restricted cash	—	5,000
Short-term investments	—	265
Accounts receivable, net of allowance for credit losses of $250
at December 31, 2024 and 2023	9,970	12,735
Prepaid expenses and other current assets	3,186	8,654
Total current assets	14,541	37,426

Property and equipment	238,064	241,955
Less accumulated depreciation	(225,085)	(225,447)
Property and equipment, net	12,979	16,508

Operating lease right-of-use assets	3,002	3,208

Intangibles, net	348	377

Total assets	$30,870	$57,519

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,381	$3,883
Accrued liabilities:
Payroll costs and other taxes	2,014	3,415
Other	830	709
Deferred revenue	1,570	11,829
Current maturities of notes payable and finance leases	1,010	1,380
Current maturities of operating lease liabilities	1,125	1,202
Total current liabilities	9,930	22,418

Long-term liabilities:
Notes payable and finance leases, net of current maturities	1,512	1,289
Operating lease liabilities, net of current maturities	2,131	2,363
Deferred tax liabilities, net	16	15
Total long-term liabilities	3,659	3,667

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
30,983,437 and 30,812,329 shares issued and outstanding at December 31, 2024
and 2023, respectively	310	308
Additional paid-in capital	157,073	156,678
Accumulated deficit	(137,619)	(123,640)
Accumulated other comprehensive loss, net	(2,483)	(1,912)
Total stockholders’ equity	17,281	31,434

Total liabilities and stockholders’ equity	$30,870	$57,519

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023

Operating revenues:
Fee Revenue	$53,479	$61,447
Reimbursable Revenue	20,675	35,399
	74,154	96,846
Operating costs:
Operating expenses
Fee operating expenses	42,346	51,508
Reimbursable operating expenses	20,675	35,149
Total operating expenses	63,021	86,657
General and administrative	9,460	12,559
Severance expense	486	2,208
Depreciation and amortization	5,736	8,492
	78,703	109,916

Loss from operations	(4,549)	(13,070)

Other income (expense):
Interest income	308	576
Interest expense	(159)	(103)
Other income, net	288	354

Loss before income tax	(4,112)	(12,243)

Current	(6)	(25)
Deferred	(1)	121
Income tax (expenses) benefit	(7)	96

Net loss	(4,119)	(12,147)

Other comprehensive (loss) income:
Net unrealized (loss) income on foreign exchange rate translation	(571)	161

Comprehensive loss	$(4,690)	$(11,986)

Basic loss per share of common stock	$(0.13)	$(0.45)

Diluted loss per share of common stock	$(0.13)	$(0.45)

Weighted average equivalent common shares outstanding	30,879,855	26,752,055

Weighted average equivalent common shares outstanding - assuming dilution	30,879,855	26,752,055

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

	Equity					Accumulated
	Attributable	Common Stock		Additional		Other
	to Breckenridge	Number		Paid-in	Accumulated	Comprehensive
	Prior to Acquisition	Of Shares	Amount	Capital	(Deficit)	(Loss) Income	Total
Balance January 1, 2023	$7,695	23,812,329	$238	$155,413	$(112,469)	$(2,073)	$48,804

Net loss	(976)				(11,171)		(12,147)

Unrealized income on foreign exchange rate translation						161
Income tax benefit (expense)						—
Other comprehensive income						161	161

Issuance of stock for Breckenridge acquisition	(1,335)	1,188,235	12	2,008			685

Excess of purchase price over net assets acquired				(10,565)			(10,565)

Breckenridge cash distributions prior to acquisition	(3,055)						(3,055)

Issuance of common stock as compensation							—

Deemed distribution of Breckenridge net assets not acquired	(2,329)						(2,329)

Issuance of stock for convertible note		5,811,765	58	9,822			9,880

Balance December 31, 2023	$—	30,812,329	$308	$156,678	$(123,640)	$(1,912)	$31,434

Net loss					(4,119)		(4,119)

Unrealized loss on foreign exchange rate translation						(571)
Income tax benefit (expense)						—
Other comprehensive loss						(571)	(571)

Dividend					(9,860)		(9,860)

Issuance of common stock as compensation		210,510	2	382			384

Shares exchanged for taxes on stock-based compensation		(39,402)	—	(76)			(76)

Unvested stock-based compensation expense				89			89

Balance December 31, 2024	$—	30,983,437	$310	$157,073	$(137,619)	$(2,483)	$17,281

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,119)	$(12,147)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,736	8,492
Non-cash operating lease cost	1,137	1,094
Non-cash compensation	473	—
Deferred income tax expense (benefit)	1	(121)
Bad debt expense	—	68
Gain on disposal of assets	(409)	(23)
Other	(11)	—
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,543	(5,802)
Decrease in employee retention credit receivable	—	3,035
Decrease in prepaid expenses and other assets	5,653	1,902
(Decrease) increase in accounts payable	(128)	138
(Decrease) increase in accrued liabilities	(1,244)	906
Decrease in operating lease liabilities	(1,239)	(1,177)
(Decrease) increase in deferred revenue	(10,259)	4,449

Net cash (used in) provided by operating activities	(1,866)	814

Cash flows from investing activities:
Capital expenditures, net of non-cash capital expenditures summarized below	(1,865)	(3,721)
Proceeds from disposal of assets	533	217
Proceeds from insurance claim	332	—
Proceeds from maturity of short-term investments	265	—
Acquisition of short-term investments	—	(1,000)

Net cash used in investing activities	(735)	(4,504)

Cash flows from financing activities:
Principal payments on notes payable	(947)	(896)
Principal payments on finance leases	(680)	(253)
Tax withholdings related to stock based compensation awards	(76)	—
Dividends paid	(9,860)	—
Breckenridge cash distributions prior to acquisition	—	(3,055)

Net cash used in financing activities	(11,563)	(4,204)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(223)	63

Net decrease in cash and cash equivalents and restricted cash	(14,387)	(7,831)

Cash and cash equivalents and restricted cash at beginning of period	15,772	23,603

Cash and cash equivalents and restricted cash at end of period	$1,385	$15,772

Supplemental cash flow information:
Cash paid for interest	$159	$98
Cash paid for income taxes	$59	$—
Cash received for income taxes	$17	$9

Non-cash operating, investing and financing activities:
Decrease in accrued purchases of property and equipment	$(332)	$(272)
Finance leases incurred	$1,326	$1,730
Increase in right-of-use assets and operating lease liabilities	$977	$283
Financed insurance premiums	$204	$1,602
Deemed distribution of Breckenridge net assets not acquired	$—	$2,329
Acquisition of Breckenridge net assets	$—	$(1,335)

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Dawson Seismic Services Holdings, Inc., Eagle Canada, Inc., Eagle Canada Seismic Services ULC, Exploration Surveys, Inc. and Breckenridge. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

For purposes of the consolidated financial statements, the Company considers demand deposits, certificates of deposit, overnight investments, money market funds and all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Allowance for Current Expected Credit Loss

The Company’s allowance for credit losses reflects its current estimate expected to be incurred over the life of the financial instrument and is determined based on a number of factors. Management determines the need for any allowance for credit losses on accounts receivable based on its review of past-due accounts, its past experience of historical write-offs, its current client base, when customer accounts exceed 90 days past due and specific customer account reviews. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. With the adoption of ASU No. 2016-13 in 2020, the Company made an accounting policy election to write off accrued interest amounts by reversing interest income. The Company's allowance for credit losses was $250,000 at January 1, 2023, December 31, 2023, and December 31, 2024. There were no changes recorded during the years ending December 31, 2023, and December 31, 2024.

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

Impairment of Long-Lived Assets

Long-lived assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value of the asset group may not be recoverable. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the asset group and the fair value of the asset group is below its carrying value. Depending upon the facts and circumstances, when indicators of asset impairment exist, management will test the asset group for impairment through developing a forecast of future undiscounted cash flows expected to be generated by the asset group or by estimating the fair value of assets within the asset group in lieu of detailed cash flow projections. If either the future undiscounted cashflows expected to be generated by the asset group or the fair of the assets within the asset group exceeds the carrying value of the asset group no impairment would be recognized. During the year ended December 31, 2024, management tested two of its asset groups for impairment through estimating the fair value of certain assets within the asset groups using a market approach or cost approach, as applicable. Because the fair value of these assets collectively exceeded the carrying value of the asset group, no impairment charges were recognized for the year ended December 31, 2024. No impairment test was required during the year ended December 31, 2023.

Leases

The Company leases certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or a finance lease for financial reporting purposes. The Company is the lessee in a lease contract when we obtain the right to control the asset. The majority of our operating leases are non-cancelable operating leases for office, shop and warehouse space in Midland and Plano, Texas, and Calgary and Wheatland County, Alberta.

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

Intangibles

The Company has intangible assets consisting primarily of trademarks/tradenames (which are not amortized) resulting from a business combination. The Company tests for impairment on an annual basis during the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. No impairment charges were recognized for the years ended December 31, 2024 and 2023.

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

Additionally, the Company’s policy includes (i) ignoring the financing component when estimating the transaction price for service contracts completed within one year, (ii) excluding sales tax collected from the customer when determining the transaction price, and (iii) expensing incremental costs to obtain a customer contract if the amortization period for those costs would otherwise be one year or less. See note 15 for additional disclosures related to disaggregated revenue.

Segments

Tony Clark, Chief Executive Officer, is our current chief operating decision maker. Our chief operating decision maker reviews the discrete segment financial information on a geographic basis for the US operations and Canada Operations. The revenue for both of the Company’s segments is generated by the same services, which utilize the same type of equipment and personnel. The performance of our segments is evaluated primarily on Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss), before (i) interest expense, net, (ii) income tax expense or benefit, (iii) depreciation, depletion and amortization and (iv) other unusual or non-recurring charges, such as severance expenses. As a result, our business has two reportable segments, US operations and Canada Operations. We have included disclosures about our two reportable segments for all periods presented herein. See Note 15 for additional disclosures related to our reportable segments.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public business entities to disclose on an annual and interim basis, 1) significant segment expenses that are regularly provided to the Chief Operating Decision Maker (the “CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”) and 2) an amount for other segment items representing the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. This ASU also requires public entities to provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods, clarifies that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit or loss but at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles under GAAP. This ASU also requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and requires a public entity that has a single reportable segment to provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU 2023-07 for the fiscal year ended December 31, 2024, as required under this standard.

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

Severance Expense

In 2024, we recorded severance expenses of $0.5 million in connection with the termination of a portion of our workforce. In December 2023, we recorded severance expenses of $2.2 million in connection with the termination of the Company’s (i) President and Chief Executive Officer, (ii) Chief Financial Officer, Executive Vice President, Secretary and Treasurer and (iii) Chief Operating Officer and Executive Vice President. This severance is included on the balance sheet within accrued liabilities in payroll costs and other taxes. This severance will be paid out in bi-weekly payments for (ii) and (iii) until February of 2025, and bi-weekly payments for (i) until December of 2025.

Risks and uncertainties

Our ability to be profitable in the future will depend on many factors beyond our control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies. We incurred net losses of $4.1 million for the year ended December 31, 2024, and $12.1 million for the year ended December 31, 2023. As of December 31, 2024, we had $1.4 million in cash, and a positive working capital balance of $4.6 million. We believe that our cash flows from operations, and our current financial position are adequate to fund our continued operations.

Subsequent events

We have considered and concluded there were none.

2.	Short-Term Investments

The Company had no short-term investments at December 31, 2024, and had short-term investments at December 31, 2023, of $265,000 consisting of certificates of deposit with original maturities greater than three months but less than a year.

3.           Fair Value of Financial Instruments

At December 31, 2024 and 2023, the Company’s financial instruments included cash and cash equivalents, restricted cash, short-term investments in certificates of deposit, accounts receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating lease liabilities. Due to the short-term maturities of cash and cash equivalents, restricted cash, accounts receivable, employee retention credit receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes payable, finance leases and operating lease liabilities approximate their fair value based on a comparison with the prevailing market interest rates. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at December 31, 2023. The fair values of the Company’s notes payable, finance leases, operating lease liabilities and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

4.           Property and Equipment

Property and equipment, together with the related estimated useful lives at December 31, 2024 and 2023, were as follows (in thousands):

	December 31,
	2024	2023	Useful Lives
Land	$501	$501	-
Buildings and other	10,064	12,975	3 to 40 years
Recording equipment	140,307	140,156	5 to 10 years
Vibrator energy sources	64,997	64,690	5 to 15 years
Vehicles	22,195	23,633	1.5 to 10 years
	238,064	241,955
Less accumulated depreciation	(225,085)	(225,447)
Property and equipment, net	$12,979	$16,508

5.           Supplemental Consolidated Financial Statement Information

Other Current Assets and Other Current Liabilities

Prepaid expenses and other current assets consist of the following at December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Prepaid expenses	$1,770	$3,197
Other assets	1,025	1,139
Contract assets	391	4,318
Other current assets	$3,186	$8,654

Other current liabilities consisted of the following at December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Accrued Payables	$607	$325
Accrued self-insurance reserves	176	338
Other accrued expenses and current liabilities	47	46
Other current liabilities	$830	$709

Related Party Transactions

For the year ending December 31, 2024, the Company incurred related party expenses of $187,000 related to hauling charges, $9,000 related to entertainment expenses and $6,000 related to the merger expenses paid to various commonly controlled companies of Wilks Brothers, LLC, the holder of approximately 80% of the Company’s outstanding stock. For the year ended December 31, 2024, the Company recorded approximately $30,000 of related party revenue from a commonly controlled company of Wilks Brothers, LLC. As of December 31, 2024, the Company had approximately $26,000 of outstanding related party accounts payable and no outstanding related party accounts receivable.

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

Deferred Costs

Contract assets consist of deferred costs which were $4.3 million and $5.4 million at January 1, 2024 and 2023, respectively. The Company’s prepaid expenses and other current assets at December 31, 2024 and 2023 included deferred costs incurred to fulfill contracts with customers of $0.4 million and $4.3 million, respectively.

Deferred costs at December 31, 2024 and 2023, compared to January 1, 2024 and 2023, decreased primarily as a result of the completion of several projects for clients with significant deferred fulfillment costs at the beginning of the year.

The amount of total deferred costs amortized for the years ended December 31, 2024 and 2023, was $24.9 million and $38.3 million, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue

Deferred revenue was $11.8 million and $7.4 million at January 1, 2024 and 2023, respectively. The Company’s deferred revenue at December 31, 2024 and 2023, was $1.6 million and $11.8 million, respectively.

Deferred revenue at December 31, 2024 compared to January 1, 2024 decreased primarily as a result of completing multiple large projects for clients in 2024. Deferred revenue at December 31, 2023 compared to January 1, 2023 increased primarily as a result of various new projects for clients with large third party reimbursables where data had not yet been recorded.

Revenue recognized for the year ended December 31, 2024 that was included in the contract liability balance at the beginning of 2024 was $11.8 million. Revenue recognized for the year ended December 31, 2023 that was included in the contract liability balance at the beginning of 2023 was $7.3 million. Deferred revenue not recognized during 2024 relates to projects that have not yet started or are in process at period end.

Accounts Receivable

Accounts receivable related to contracts with customers was $12.5 million and $6.7 million at January 1, 2024 and 2023, respectively. The accounts receivable balance at January 1, 2023 excluded a $3.0 million employee retention credit receivable.

Accounts receivable related to contracts with customers was $9.9 million and $12.5 million at December 31, 2024 and 2023, respectively.

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

Dominion Letters of Credit

As of December 31, 2024, the Company has no outstanding letters of credit. The previously issued letter of credit in the amount of $265,000 was not renewed on August 9, 2024.

Other Indebtedness

As of December 31, 2024, the Company has one note payable to a finance company for various insurance premiums totaling $168,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Consolidated Balance Sheets as of December 31, 2024 and 2023 include finance leases of $2.4 million and 1.8 million, respectively.

Maturities of Debt

The Company’s aggregate principal amount of outstanding notes payable and the interest rates and monthly payments as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31, 2024	December 31, 2023
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$168	$910
Interest rates 6.35% and 8.75%

The Company’s aggregate maturities of finance leases at December 31, 2024 are as follows (in thousands):

January 2025 - December 2025	$842
January 2026 - December 2026	815
January 2027 - December 2027	595
January 2028 - December 2028	102
Obligations under finance leases	$2,354

Interest rates on these leases ranged from 4.86% to 8.74%.

7.           Leases

The Company leases certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The Company is the lessee in a lease contract when we obtain the right to control the asset. The majority of our operating leases are non-cancelable operating leases for office, shop and warehouse space in Midland and Plano, Texas and Calgary and Wheatland County, Alberta.

The components of lease cost for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Finance lease cost
Depreciation of finance lease assets	$833	$957
Interest on lease liabilities	137	57
Total finance lease cost	970	1,014

Operating lease cost	991	1,201

Short-term lease cost	—	—
Total lease cost	$1,961	$2,215

Supplemental cash flow information related to leases for the years ended December 31, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(1,359)	$(1,345)
Operating cash flows from finance leases	$(137)	$(57)
Financing cash flows from finance leases	$(680)	$(253)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$977	$283

Supplemental balance sheet information related to leases as of December 31, 2024 and 2023 was as follows (in thousands):

	December 31,
	2024	2023
Operating leases
Operating lease right-of-use assets	$3,002	$3,208

Operating lease liabilities - current	$1,125	$1,202
Operating lease liabilities - long-term	2,131	2,363
Total operating lease liabilities	$3,256	$3,565

Finance leases
Property and equipment, at cost	$12,005	$10,672
Accumulated depreciation	(9,044)	(7,982)
Property and equipment, net	$2,961	$2,690

Finance lease liabilities - current	$842	$470
Finance lease liabilities - long-term	1,512	1,289
Total finance lease liabilities	$2,354	$1,759

Weighted average remaining lease term
Operating leases	3.1 years	3.1 years
Finance leases	2.7 years	3.2 years

Weighted average discount rate
Operating leases	5.27%	5.20%
Finance leases	6.44%	6.60%

Maturities of lease liabilities at December 31, 2024  are as follows (in thousands):

	Operating Leases	Finance Leases
January 2025 - December 2025	$1,271	$970
January 2026 - December 2026	1,289	887
January 2027 - December 2027	544	619
January 2028 - December 2028	238	105
January 2029 - December 2029	199	—
Thereafter	—	—
Total payments under lease agreements	3,541	2,581

Less imputed interest	(285)	(227)

Total lease liabilities	$3,256	$2,354

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

In 2016, the Company adopted the 2016 Plan, which provides for the issuance of up to 1,000,000 shares of authorized Company common stock, which authorized amount was increased to 1,050,000 as a result of the 5% stock dividend approved by the Board on May 1, 2018. At the annual shareholders’ meeting on June 9, 2020, the Company’s shareholders approved a restated version of the 2016 Plan (the “Restated 2016 Plan”), which authorized an additional 1,000,000 shares. The total aggregate numbers of shares of Common Stock reserved under the Restated 2016 Plan is 2,050,000 shares. As of December 31, 2024, there were approximately 1,000,879 shares available for future issuance. The Restated 2016 Plan provides for the issuance of stock-based compensation awards, including stock options, common stock, restricted stock, restricted stock units and other forms. Stock option grant prices awarded under the Restated 2016 Plan may not be less than the fair market value of the common stock subject to such option on the grant date, and the term of stock options shall extend no more than ten years after the grant date. The Restated 2016 Plan terminates June 9, 2030.

The Company’s employees and officers that hold unvested restricted stock awarded during 2016 or thereafter are not entitled to dividends when the Company pays dividends.

Impact of Stock-Based Compensation

The following table summarizes stock-based compensation expense, which is included in operating or general and administrative expense, as appropriate, in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Restricted stock unit awards	$348	$—
Common stock awards	125	—
Total compensation expense	$473	$—

Stock Options

There was no stock option activity during the years ended December 31, 2024 and 2023. There were no outstanding stock options as of December 31, 2024 or 2023.

Restricted Stock Awards

There was no restricted stock award activity during the years ended December 31, 2024 and 2023.

Restricted Stock Unit Awards

A summary of the status of the Company’s nonvested restricted stock unit awards as of December 31, 2024 and activity during the year then ended is as follows:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	—	$—
Granted	230,550	$1.94
Vested	(133,850)	$1.94
Cash Settlement	—	—
Forfeited	(4,200)	$1.94
Nonvested as of December 31, 2024	92,500	$1.94

The Company granted 230,550 restricted stock unit awards during the year ended December 31, 2024 with a weighted average grant date fair value of $1.94.  The fair value of restricted stock unit awards equals the market price of the Company's stock on the grant date and generally vest immediately or in one year. The Company did not grant any restricted stock unit awards during the year ended December 31, 2023.

As of December 31, 2024, there were approximately $90,000 of unrecognized compensation costs related to nonvested restricted stock unit awards.  These costs are expected to be recognized over a weighted average period of 0.5 years. As of December 31, 2023, there were no unrecognized compensation costs related to nonvested restricted stock unit awards.

Common Stock Awards

The Company granted 76,660 common stock awards with immediate vesting to outside directors with a weighted average grant date fair value of $1.63 during the year ended December 31, 2024. The Company did not grant any common stock awards with immediate vesting to outside directors during the year ended December 31, 2023.

9.         Employee Benefit Plans

The Company provides a 401(k) plan as part of its employee benefits package in order to retain quality personnel. The Company elected to match 100% of the employee contributions up to a maximum of 6% of the participant’s applicable compensation under its 401(k) plan for the years ended December 31, 2024 and 2023. The Company’s matching contributions under its 401(k) plan for the years ended December 31, 2024 and 2023 were approximately $568,000 and $648,000, respectively.

10.         Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs for the years ended December 31, 2024 and 2023 totaled $40,000 and $32,000, respectively.

11.         Income Taxes

The Company’s components of (loss) income before income tax, with the year ended December 31, 2023 being reported exclusive of Breckenridge, were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$(4,900)	$(9,177)
Foreign	788	(2,090)
Loss before income tax	$(4,112)	$(11,267)

The Company’s components of income tax benefit (expense) were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Current federal benefit	$—	$17
Current state expense	(6)	(42)
Deferred federal benefit	5	114
Deferred state (expense) benefit	(6)	7
Income tax (expense) benefit	$(7)	$96

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to loss before income tax as follows (in thousands):

	Year Ended December 31,
	2024	2023
Tax benefit computed at statutory rate of 21%	$864	$2,571
Breckenridge Earnings not subject to tax	—	(205)
Change in valuation allowance	(493)	(2,599)
State income tax expense, net of federal tax	(9)	(28)
Foreign losses	(264)	492
Other	(105)	(135)
Income tax (expense) benefit	$(7)	$96

The principal components of the Company’s net deferred tax assets (liabilities) (in thousands) were as follows:

	December 31,
	2024	2023
Deferred tax assets:
Federal tax net operating loss ("NOL") carryforward	$16,596	$14,505
Foreign tax NOL carryforward	6,342	7,031
Deferred revenue	—	1,697
State tax NOL carryforward	2,630	1,579
Intangible Assets - Breckenridge	935	939
Accrued severance	250	456
Other comprehensive income	583	421
Foreign deferred taxes	262	256
Right-of-use assets	69	79
Canadian start-up costs	47	58
Other	117	53
Self-insurance	40	39
Workers’ compensation	—	3
Restricted stock and restricted stock unit awards	21	—
Gross deferred tax assets	27,892	27,116
Less valuation allowances	(27,527)	(26,443)
Net deferred tax assets	365	673
Deferred tax liabilities:
Property and equipment	(381)	(688)
Net deferred tax liabilities	$(16)	$(15)

Domestic deferred tax liabilities	$(16)	$(15)
Foreign deferred tax liabilities	—	—
Net deferred tax liabilities	$(16)	$(15)

At December 31, 2024, the Company had a gross NOL for U.S. federal income tax purposes of approximately $173,807,000 but expects approximately $94,779,000 to expire unused with the remaining NOL beginning to expire in 2027. Losses incurred after the year ended December 31, 2017 have no expiration. The Company will carry forward the tax benefits related to federal net NOL of approximately $16,596,000. The Company also had state net NOLs that will affect state taxes of approximately $2,630,000 at December 31, 2024. State NOLs began to expire in 2015 and continue to expire each year. The Company also had a Canadian gross NOL of $24,394,000 that will begin to expire in 2037.

In evaluating the possible sources of taxable income during 2023 and 2024, the Company determined it is more likely than not that the remaining deferred tax assets will not be realizable. As a result, the Company recorded and maintained a full valuation allowance against foreign deferred tax assets and its federal and state deferred tax assets with the exception of its trademark intangible. The change in valuation allowance amounted to $1.1 million and $5.3 million for the years ended December 31, 2024 and 2023, respectively, including amounts recorded as a component of other comprehensive income or loss.

At December 31, 2024 and 2023, the Company did not have any uncertain tax positions. The Company’s policy is to recognize interest and penalties related to an uncertain tax position in income tax expense.

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

The computation of basic and diluted loss per share was as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023
Net loss	$(4,119)	$(12,147)
Weighted average common shares outstanding
Basic	30,879,855	26,752,055
Dilutive common stock options, restricted stock unit awards and restricted stock awards	—	—
Diluted	30,879,855	26,752,055
Basic loss per share of common stock	$(0.13)	$(0.45)
Diluted loss per share of common stock	$(0.13)	$(0.45)

The Company had a net loss in the years ended December 31, 2024 and 2023. As a result, all stock options, restricted stock unit awards, and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for the respective periods.

The following weighted average numbers of shares related to the convertible note and restricted stock unit awards, have been excluded from the calculation of diluted loss per share of common stock, as their effect would be anti-dilutive for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Restricted stock units	47,849	—
Convertible Note	—	2,754,617
Total	47,849	2,754,617

14.         Major Clients

The Company has two operating segments, U.S and Canada, all of the clients whose revenue exceeded 10% of total revenue during the years ended December 31, 2024 and 2023, were U.S. segment clients.  Sales to these clients, as a percentage of operating revenues that exceeded 10%, were as follows:

	Year Ended December 31,
	2024	2023
A	29%	14%
B	14%	—
E	—	36%
F	—	12%
G	—	11%

15.         Segments

The U.S. and Canada are the only operating segments for the Company.

The CODM manages and assesses the performance of the reportable segments by their adjusted EBITDA. We define adjusted EBITDA as our net income (loss), before (i) interest expense, net, (ii) income tax expense or benefit, (iii) depreciation, depletion and amortization and (iv) other unusual or non-recurring charges, such as severance expenses. The CODM reviews the adjusted EBITDA of the Company’s reportable segments, which drives the evaluation of the performance of the Company’s reportable segments and allocation of resources to those segments.

Beginning in the year ended December 31, 2024, and retroactively applied to the year ended December 31, 2023, a portion of the management charges incurred by the U.S. segment were allocated to the Canadian segment based upon an activity level determined to be appropriate by management. These charges totaled approximately $0.3 million and $0.3 million for the years ended December 31,2024 and 2023, respectively.

The following tables present the Company’s operating revenues, net property and equipment, capital expenditures and right-of-use assets by operating segment (in thousands):

	Year Ended December 31,
	2024	2023
Operating Revenues
United States	$61,229	$83,823
Canada	12,925	13,023
Total	$74,154	$96,846

	December 31,	December 31,
	2024	2023
Net Property and Equipment
United States	$10,818	$14,386
Canada	2,161	2,122
Total	$12,979	$16,508

	December 31,	December 31,
	2024	2023
Capital Expenditures
United States	$1,640	$3,479
Canada	1,219	1,699
Total Capital Expenditures	$2,859	$5,178

	December 31,	December 31,
	2024	2023
Operating Lease Right-of-use Assets
United States	$1,881	$2,808
Canada	1,121	400
Total	$3,002	$3,208

The following tables present the Company’s income statements by operating segment (in thousands):

	Year Ended December 31, 2024
	USA Operations	Canada Operations	Consolidated
Operating revenues
Fee revenue	$40,748	$12,731	$53,479
Reimbursable revenue	20,481	194	20,675
	61,229	12,925	74,154

Operating costs:
Fee operating expenses	32,797	9,549	42,346
Reimbursable operating expenses	20,481	194	20,675
Operating expenses	53,278	9,743	63,021
General and administrative	8,056	1,404	9,460
Severance expense	486	—	486
Depreciation and amortization	4,752	984	5,736
	66,572	12,131	78,703

(Loss) income from operations	(5,343)	794	(4,549)

Other income (expense):
Interest income	260	48	308
Interest expense	(114)	(45)	(159)
Other income (expense), net	297	(9)	288
(Loss) income before income tax	(4,900)	788	(4,112)
Income tax expense	(7)	—	(7)
Net (loss) income	$(4,907)	$788	$(4,119)

Adjusted EBITDA	$192	$1,769	$1,961

	Year Ended December 31, 2023
	USA Operations	Canada Operations	Consolidated
Operating revenues
Fee revenue	$49,045	$12,402	$61,447
Reimbursable revenue	34,778	621	35,399
	83,823	13,023	96,846

Operating costs:
Fee operating expenses	39,898	11,610	51,508
Reimbursable operating expenses	34,528	621	35,149
Operating expenses	74,426	12,231	86,657
General and administrative	11,001	1,558	12,559
Severance expense	2,208	—	2,208
Depreciation and amortization	6,566	1,926	8,492
	94,201	15,715	109,916

Loss from operations	(10,378)	(2,692)	(13,070)

Other income (expense):
Interest income	333	243	576
Interest expense	(75)	(28)	(103)
Other income (expense), net	295	59	354
Loss before income tax	(9,825)	(2,418)	(12,243)
Income tax benefit	96	—	96
Net loss	$(9,729)	$(2,418)	$(12,147)

Adjusted EBITDA	$(1,309)	$(707)	$(2,016)

The reconciliation of the Company’s Adjusted EBITDA to its net (loss) income, which is the most directly comparable GAAP financial measure, is provided in the following table (in thousands):

	Year Ended December 31,
	2024 US	2024 CA	2024 Consol.	2023 US	2023 CA	2023 Consol.
Net (loss) income	$(4,907)	$788	$(4,119)	$(9,729)	$(2,418)	$(12,147)
Depreciation and amortization	4,752	984	5,736	6,566	1,926	8,492
Interest income, net	(146)	(3)	(149)	(258)	(215)	(473)
Income tax expense (benefit)	7	—	7	(96)	—	(96)
EBITDA	(294)	1,769	1,475	(3,517)	(707)	(4,224)
Severance expense	486	—	486	2,208	—	2,208
Adjusted EBITDA	$192	$1,769	$1,961	$(1,309)	$(707)	$(2,016)

 The following table present the Company’s total assets by operating segment (in thousands):

	December 31,	December 31,
	2024	2023
Total Assets
United States	$21,257	$48,822
Canada	9,613	8,697
Total Assets	$30,870	$57,519

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, ASU 2024-03 enhances the disclosures required for certain expense captions in the Company's annual and interim consolidated financial statements. This ASU is effective prospectively or retrospectively for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our disclosures.

18.         Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk at any given time may consist of cash and cash equivalents, restricted cash, money market funds and overnight investment accounts, short-term investments in certificates of deposit, trade and other receivables and other current assets. At December 31, 2024 and 2023, the Company had deposits with domestic and international banks in excess of federally insured limits. Management believes the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds.

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