Form 10-Q
period 2025-03-31
DAWSON GEOPHYSICAL CO
filed 2025-05-14
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 12, 2025
Common Stock, $0.01 par value	30,984,162 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and amounts in thousands, except share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$2,665	$1,385
Accounts receivable, net	11,031	9,970
Prepaid expenses and other current assets	4,770	3,186
Total current assets	18,466	14,541

Property and equipment	236,132	238,064
Less accumulated depreciation	(224,420)	(225,085)
Property and equipment, net	11,712	12,979

Operating lease right-of-use assets	2,752	3,002

Intangibles, net	347	348

Total assets	$33,277	$30,870

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,895	$3,381
Accrued liabilities:
Payroll costs and other taxes	1,647	2,014
Other	1,088	830
Deferred revenue	1,723	1,570
Current maturities of notes payable and finance leases	2,310	1,010
Current maturities of operating lease liabilities	1,146	1,125
Total current liabilities	11,809	9,930

Long-term liabilities:
Notes payable and finance leases, net of current maturities	1,327	1,512
Operating lease liabilities, net of current maturities	1,838	2,131
Deferred tax liabilities, net	16	16
Total long-term liabilities	3,181	3,659

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
30,984,162 and 30,983,437 shares issued and outstanding at March 31, 2025
and December 31, 2024, respectively	310	310
Additional paid-in capital	157,117	157,073
Accumulated deficit	(136,627)	(137,619)
Accumulated other comprehensive loss, net	(2,513)	(2,483)
Total stockholders’ equity	18,287	17,281

Total liabilities and stockholders’ equity	$33,277	$30,870

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited and amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024

Operating revenues:
Fee Revenue	$15,259	$26,738
Reimbursable Revenue	819	4,846
	16,078	31,584
Operating costs:
Operating expenses
Fee operating expenses	10,960	17,114
Reimbursable operating expenses	819	4,846
Total operating expenses	11,779	21,960
General and administrative	1,994	2,233
Depreciation and amortization	1,271	1,589
	15,044	25,782

Income from operations	1,034	5,802

Other income (expense):
Interest income	4	113
Interest expense	(76)	(46)
Other income, net	33	179

Income before income tax	995	6,048

Income tax expenses	(3)	(202)

Net Income	992	5,846

Other comprehensive loss:
Net unrealized loss on foreign exchange rate translation	(30)	(160)

Comprehensive Income	$962	$5,686

Basic income per share of common stock	$0.03	$0.19

Diluted income per share of common stock	$0.03	$0.19

Weighted average equivalent common shares outstanding	30,983,445	30,812,329

Weighted average equivalent common shares outstanding - assuming dilution	31,035,189	30,812,329

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$992	$5,846

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,271	1,589
Non-cash operating lease cost	250	271
Non-cash compensation	44	—
Bad debt expense	177	—
Gain on disposal of assets	(185)	(42)
Other	11	5
Change in operating assets and liabilities:
Increase in accounts receivable	(1,259)	(2,208)
Decrease in prepaid expenses and other assets	161	2,072
Increase in accounts payable	516	1,239
Decrease in accrued liabilities	(107)	(97)
Decrease in operating lease liabilities	(272)	(294)
Increase (decrease) in deferred revenue	153	(6,511)

Net cash provided by operating activities	1,752	1,870

Cash flows from investing activities:
Capital expenditures, net of non-cash capital expenditures summarized below	—	(684)
Proceeds from disposal of assets	185	162

Net cash provided by (used in) investing activities	185	(522)

Cash flows from financing activities:
Principal payments on notes payable	(440)	(385)
Principal payments on finance leases	(191)	(197)
Tax withholdings related to stock based compensation awards	—	—

Net cash used in financing activities	(631)	(582)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(26)	(76)

Net increase in cash and cash equivalents	1,280	690

Cash and cash equivalents and restricted cash at beginning of period	1,385	15,772

Cash and cash equivalents and restricted cash at end of period	$2,665	$16,462

Supplemental cash flow information:
Cash paid for interest	$65	$42

Non-cash operating, investing and financing activities:
Change in accrued purchases of property and equipment	$—	$300
Finance leases incurred	$—	$556
Dividend accrual	$—	$9,860
Financed insurance premiums	$1,746	$—

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and amounts in thousands, except share data)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Accumulated	Comprehensive
	Of Shares	Amount	Capital	Deficit	Loss	Total
Balance January 1, 2025	30,983,437	$310	$157,073	$(137,619)	$(2,483)	$17,281
Net income		—	—	992	—	992
Unrealized loss on foreign exchange rate translation		—	—	—	(30)	(30)
Stock-based compensation expense		—	44	—	—	44
Issuance of common stock as compensation	1,050	—	—	—	—	—
Shares exchanged for taxes on stock-based compensation	(325)	—	—	—	—	—
Balance March 31, 2025	30,984,162	$310	$157,117	$(136,627)	$(2,513)	$18,287

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Accumulated	Comprehensive
	Of Shares	Amount	Capital	Deficit	Loss	Total
Balance January 1, 2024	30,812,329	$308	$156,678	$(123,640)	$(1,912)	$31,434
Net income		—	—	5,846	—	5,846
Unrealized loss on foreign exchange rate translation		—	—	—	(160)	(160)
Dividends		—	—	(9,860)	—	(9,860)
Balance March 31, 2024	30,812,329	$308	$156,678	$(127,654)	$(2,072)	$27,260

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The December 31, 2024, balance sheet information was derived from our audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements as of March 31, 2025, and for the three months ended March 31, 2025, and 2024, include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Dawson Seismic Services Holdings, Inc., Eagle Canada, Inc., Eagle Canada Seismic Services ULC, and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Dividends. The Company records dividends declared as an addition to accumulated deficit when declaration of such dividends is not subject to restrictions in the jurisdictions in which the Company operates, or in conflict with information in the Company’s bylaws.

Allowance for Current Expected Credit Losses. The Company’s allowance for credit losses reflects its current estimate expected to be incurred over the life of the financial instrument and is determined based on a number of factors. Management determines the need for any allowance for credit losses on accounts receivable based on its review of past-due accounts, its past experience of historical write-offs, its current client base, when customer accounts exceed 90 days past due and specific customer account reviews. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. With the adoption of ASU No. 2016-13 in 2020, the Company made an accounting policy election to write off accrued interest amounts by reversing interest income. For the three months ended March 31, 2025 the Company has incurred $177,000 of credit losses. The Company's allowance for credit losses was $250,000 at March 31, 2025 and December 31, 2024.

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

Impairment of Long-lived Assets. Long-lived assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value of the asset group may not be recoverable. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the asset group and the fair value of the asset group is below its carrying value. Depending upon the facts and circumstances, when indicators of asset impairment exist, management will test the asset group for impairment through developing a forecast of future undiscounted cash flows expected to be generated by the asset group or by estimating the fair value of assets within the asset group in lieu of detailed cash flow projections. If either the future undiscounted cashflows expected to be generated by the asset group or the fair of the assets within the asset group exceeds the carrying value of the asset group no impairment would be recognized. During the year ended December 31, 2024, management tested two of its asset groups for impairment through estimating the fair value of certain assets within the asset groups using a market approach or cost approach, as applicable. Because the fair value of these assets collectively exceeded the carrying value of the asset group, no impairment charges were recognized for the year ended December 31, 2024. No impairment test was required during the three months ended March 31, 2025.

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

Estimates for total revenue and total fulfillment cost on any service contract are based on certain qualitative and quantitative judgments. Management considers a variety of factors such as whether various components of the performance obligation will be performed internally or externally, cost of third party services, and facts and circumstances unique to the performance obligation in making these estimates.

Additionally, the Company’s policy includes (i) ignoring the financing component when estimating the transaction price for service contracts completed within one year, (ii) excluding sales tax collected from the customer when determining the transaction price, and (iii) expensing incremental costs to obtain a customer contract if the amortization period for those costs would otherwise be one year or less. See note 4 for additional disclosures related to disaggregated revenue.

Share-based compensation. We measure and record compensation expense for share-based payment awards to employees and outside directors based on estimated grant date fair values. Grant date fair value is determined by averaging the high and low stock price on the grant date. We recognize compensation costs for awards granted over the requisite service period based on the grant date fair value in fee operating expenses and general and administrative expenses on our consolidated statements of operations. During the three months ended March 31, 2025, we granted no share-based payment awards to employees or outside directors, and recognized expense related to restricted stock unit awards of $44,000 during the period. Additionally, we recognize forfeitures of share-based compensation as they occur.

Risks and Uncertainties. The Company’s ability to be profitable in the future will depend on many factors beyond its control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies. The Company generated net income of $1.0 million and $5.8 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had $2.7 million in cash, and a positive working capital balance of $6.7 million. We believe that our cash flows from operations, and our current financial position are adequate to fund our continued operations.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 seeks to improve transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. The updated guidance is effective for annual periods after January 1, 2025, and will be reflected through additional disclosures in the Company’s 2025 10-K.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, ASU 2024-03 enhances the disclosures required for certain expense captions in the Company's annual and interim consolidated financial statements. This ASU is effective prospectively or retrospectively for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its disclosures.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

At March 31, 2025 and December 31, 2024, the Company’s financial instruments included cash and cash equivalents, accounts receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating lease liabilities. Due to the short-term maturities of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes payable approximate their fair value based on comparisons with the prevailing market interest rate. The fair values of the Company’s notes payable are level 2 measurements in the fair value hierarchy.

4. OPERATING SEGMENTS

The Company’s chief operating decision maker (President and Chief Executive Officer) reviews the discrete segment financial information on a geographic basis for the U.S. operations and Canada Operations. The revenue for both of the Company’s segments is generated by the same services, which utilize the same type of equipment and personnel. As a result, the Company has two reportable segments, U.S. Operations and Canada Operations. The performance of our segments is evaluated primarily on Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss), before (i) interest expense, net, (ii) income tax expense or benefit, (iii) depreciation, depletion and amortization and (iv) other unusual items. For the three months ended March 31, 2025, and 2024, there were no unusual items and therefore Adjusted EBITDA and EBITDA were equal.

Beginning in the year ended December 31, 2024, a portion of the management charges incurred by the U.S. segment were allocated to the Canadian segment based upon an activity level determined to be appropriate by management. These charges totaled approximately $160,000 and $138,000 for the quarter ended March 31, 2025 and 2024, respectively.

The following tables present the Company’s income statements by operating segment (in thousands):

	Three Months Ended March 31, 2025
	USA Operations	Canada Operations	Consolidated
Operating revenues
Fee revenue	$2,726	$12,533	$15,259
Reimbursable revenue	570	249	819
	3,296	12,782	16,078

Operating costs:
Fee operating expenses	4,615	6,345	10,960
Reimbursable operating expenses	570	249	819
Operating expenses	5,185	6,594	11,779
General and administrative	1,555	439	1,994
Depreciation and amortization	1,077	194	1,271
	7,817	7,227	15,044

(Loss) income from operations	(4,521)	5,555	1,034

Other income (expense):
Interest income	—	4	4
Interest expense	(63)	(13)	(76)
Other income (expense), net	41	(8)	33
(Loss) income before income tax	(4,543)	5,538	995
Income tax expense	(3)	—	(3)
Net (loss) income	$(4,546)	$5,538	$992

Adjusted EBITDA	$(3,403)	$5,741	$2,338

	Three Months Ended March 31, 2024
	USA Operations	Canada Operations	Consolidated
Operating revenues
Fee revenue	$18,287	$8,451	$26,738
Reimbursable revenue	4,809	37	4,846
	23,096	8,488	31,584

Operating costs:
Fee operating expenses	12,894	4,220	17,114
Reimbursable operating expenses	4,809	37	4,846
Operating expenses	17,703	4,257	21,960
General and administrative	1,830	403	2,233
Depreciation and amortization	1,305	284	1,589
	20,838	4,944	25,782

Income from operations	2,258	3,544	5,802

Other income (expense):
Interest income	99	14	113
Interest expense	(36)	(10)	(46)
Other income (expense), net	185	(6)	179
Income before income tax	2,506	3,542	6,048
Income tax expense	(202)	—	(202)
Net income	$2,304	$3,542	$5,846

Adjusted EBITDA	$3,748	$3,822	$7,570

The following tables present the Company’s total assets, net property and equipment, capital expenditures and right of use assets disaggregated by operating segment (in thousands):

	March 31,	December 31,
	2025	2024
Total Assets
United States	$16,871	$21,257
Canada	16,406	9,613
Total Assets	$33,277	$30,870

	March 31,	December 31,
	2025	2024
Net Property and Equipment
United States	$9,741	$10,818
Canada	1,971	2,161
Total	$11,712	$12,979

	March 31,	March 31,
	2025	2024
Capital Expenditures
United States	$—	$895
Canada	—	646
Total Capital Expenditures	$—	$1,541

	March 31,	December 31,
	2025	2024
Net Right-of-use Assets
United States	$1,685	$1,881
Canada	1,067	1,121
Total	$2,752	$3,002

The reconciliation of the Company’s Adjusted EBITDA to net (loss) income, which is the most directly comparable GAAP financial measure, is provided in the following tables (in thousands):

	Three Months Ended March 31,
	2025 US	2025 CA	2025 Consol.	2024 US	2024 CA	2024 Consol.
Net (loss) income	$(4,546)	$5,538	$992	$2,304	$3,542	$5,846
Depreciation and amortization	1,077	194	1,271	1,305	284	1,589
Interest expense (income), net	63	9	72	(63)	(4)	(67)
Income tax expense	3	—	3	202	—	202
Adjusted EBITDA	$(3,403)	$5,741	$2,338	$3,748	$3,822	$7,570

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

Dominion Letters of Credit

As of March 31, 2025, the Company has no outstanding letters of credit.

Other Indebtedness

As of March 31, 2025, the Company has three short-term notes payable to finance companies for various insurance premiums totaling $1.5 million. As of December 31, 2024, the Company had one outstanding short-term note payable to a finance company for various insurance premiums totaling $168,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Condensed Consolidated Balance Sheet as of March 31, 2025, and December 31, 2024, include finance leases of $2.2 million and $2.4 million, respectively.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$1,474	$168
Interest rates 6.35% and 9.74%

The aggregate maturities of finance leases as of March 31, 2025, are as follows (in thousands):

April 2025 - March 2026	$836
April 2026 - March 2027	799
April 2027 - March 2028	462
April 2028 - March 2029	66
Obligations under finance leases	$2,163

Interest rates on these leases range from 4.86% to 8.74%.

6. LEASES

The Company leases certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable operating leases for office and shop space in Midland and Plano Texas, and Calgary, Alberta. There have been no material changes to our leases since the Company’s most recent Annual Report on Form 10-K that was filed with the SEC on April 2, 2025.

Maturities of lease liabilities as of March 31, 2025, are as follows (in thousands):

	Operating Leases	Finance Leases
April 2025 - March 2026	$1,276	$950
April 2026 - March 2027	1,294	859
April 2027 - March 2028	291	477
April 2028 - March 2029	222	67
April 2029 - March 2030	144	—
Thereafter	—	—
Total payments under lease agreements	3,227	2,353

Less imputed interest	(243)	(190)

Total lease liabilities	$2,984	$2,163

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

8. NET INCOME PER SHARE

Basic income per share is computed by dividing the net income by the weighted average shares outstanding. Diluted income per share is computed by dividing the net income by the weighted average diluted shares outstanding.

A $0.32 per share special cash dividend on the Company’s common stock was declared on March 28, 2024, and paid on May 6, 2024 to stockholders of record as of the close of business on April 22, 2024. The aggregate payment was approximately $9.9 million.

The computation of basic and diluted income per share (in thousands, except share and per share data) was as follows:

	Three Months Ended March 31,
	2025	2024
Net income	$992	$5,846
Weighted average common shares outstanding
Basic	30,983,445	30,812,329
Dilutive common stock options, restricted stock unit awards and restricted stock awards	51,744	—
Diluted	31,035,189	30,812,329
Basic income per share of common stock	$0.03	$0.19
Diluted income per share of common stock	$0.03	$0.19

9. INCOME TAXES

For the three months ended March 31, 2025 and 2024, the Company’s effective tax rates were 0.3% and 3.3%, respectively. The Company’s nominal effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

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

The Company has recorded valuation allowances against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, a federal valuation allowance and additional state valuation allowances were maintained during the three months ended March 31, 2025 and 2024. In addition, due to the Company’s recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowances considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

10. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Deferred Costs (in thousands)

Deferred costs were $0.4 million and $4.3 million at January 1, 2025, and 2024, respectively. The Company’s prepaid expenses and other current assets at March 31, 2025, and 2024, included deferred costs incurred to fulfill contracts with customers of $0.7 million and $2.8 million, respectively.

Deferred costs at March 31, 2025, compared to January 1, 2025, increased primarily as a result of new projects for clients with large third party reimbursables where data had not yet been recorded. Deferred costs at March 31, 2024, compared to January 1, 2024, decreased primarily as a result of the completion of several projects during that three-month period that had deferred fulfillment costs at January 1, 2024.

The amount of total deferred costs amortized for the three months ended March 31, 2025, and 2024, was $0.6 million and $7.9 million, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue (in thousands)

Deferred revenue was $1.6 million and $11.8 million at January 1, 2025 and 2024, respectively. The Company’s deferred revenue at March 31, 2025 and 2024 was $1.7 million and $5.3 million, respectively.

Deferred revenue at March 31, 2025, compared to January 1, 2025, increased primarily as a result of new projects for clients with large third party reimbursables where data had not yet been recorded. Deferred revenue at March 31, 2024, compared to January 1, 2024, decreased primarily as a result of completing projects for clients with prepayments for third party reimbursables.

Revenue recognized for the three months ended March 31, 2025 and 2024 that was included in the contract liability balance at the beginning of 2025 and 2024 was $1.6 million and $9.7 million, respectively.

Accounts Receivable (in thousands)

Accounts receivable related to contracts with customers was $9.9 million and $12.5 million at January 1, 2025 and 2024, respectively.

Accounts receivable related to contracts with customers was $11.0 million and $14.8 million at March 31, 2025 and 2024, respectively.

Related Party Transactions

For the three months ended March 31, 2025, the Company incurred related party expenses totaling approximately $74,000. These are charges by various commonly controlled companies of Wilks Brothers, LLC, the holder of approximately 80% of the Company’s outstanding stock. These transactions consisted of trucking charges of $74,000. As of March 31, 2025, the Company had approximately $24,000 outstanding related party accounts payable.

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

11. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” regarding technological advancements and our financial position, business strategy, and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the

“Exchange Act”). When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. These factors include, but are not limited to, our status as a controlled public company, which exempts us from certain corporate governance requirements; the limited market for our common stock; the impact of general economic, industry, market or political conditions, including tariffs; dependence upon energy industry spending; changes in exploration and production spending by our customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of our customers, particularly during extended periods of low prices for crude oil and natural gas; the volatility of oil and natural gas prices and markets; changes in economic conditions; surplus in the supply of oil and the ability of the Organization of the Petroleum Exporting Countries and its allies, collectively known as OPEC+, to agree on and comply with supply limitations; the potential for contract delays; reductions or cancellations of service contracts; limited number of customers; credit risk related to our customers; reduced utilization; high fixed costs of operations and high capital requirements; operational challenges relating to the effects of the COVID-19 pandemic, including logistical challenges, protecting the health and well-being of our employees and remote work arrangements; industry competition; external factors affecting the Company’s crews such as weather interruptions and inability to obtain land access rights of way; whether the Company enters into turnkey or day rate contracts; crew productivity; the availability of capital resources; disruptions in the global economy, including unrest in the Middle East, export controls and financial and economic sanctions imposed on certain industry sectors and parties as a result of the developments in Ukraine and related activities, and whether or not a future transaction or other action occurs that causes the Company to be delisted from Nasdaq and no longer be required to make filings with the Securities and Exchange Commission (the “SEC”). The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements wherever they appear in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. A discussion of these and other factors, including risks and uncertainties, is set forth in the Company’s Annual Report on Form 10-K that was filed with the SEC on April 2, 2025 and any subsequent Quarterly Reports on Form 10-Q filed with the SEC. The Company disclaims any intention or obligation to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We began the quarter with one crew operating in the United States, and had two small crews operating later in the quarter. We are currently operating one large channel crew, and we expect to have that crew highly utilized through the remainder of the year in the United States. We expect our revenue to increase in the United States in the second quarter due to our strong backlog.

Our seasonal operations in Canada operated through the end of March, realizing an increase in fee revenue of 48% compared to the first quarter of 2024, and generated net income of $5.5 million and Adjusted EBITDA of $5.7 million for the three months ended March 31, 2025. We believe that the improved operating results in our Canada operations are attributable to utilization of single node channels in conjunction with efficient operations in the first quarter.

We continue to test new single node channels in the field, and we expect to invest in increasing our channel count through the purchase of new equipment in the near future. We believe that investing in new single node channels will improve our revenue and margins due to improved crew efficiency with the lighter weight equipment.

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

Results of Operations

U.S. Fee Revenues. Acquisition revenues for the first quarter of 2025 decreased 85% to $2.7 million compared to $18.3 million for the same period of 2024. The decrease was primarily due to a decrease in crew utilization.

Canadian Fee Revenues. Acquisition revenues for the first quarter of 2025 increased 48% to $12.5 million compared to $8.5 million for the same period of 2024. The increase was primarily due to an increase in crew utilization, and utilization of single node channels in our operations.

Total Revenues. Revenues for the first quarter of 2025 were $16.1 million compared to $31.6 million for the same period of 2024. Total revenues included a decrease of $4.0 million in reimbursable revenues.

U.S. Fee Operating Expenses. Acquisition expenses for the first quarter of 2025 decreased 64% to $4.6 million compared to $12.9 million for the same period of 2024. The decrease was primarily due to an overall decrease in crew production and utilization during the period. US fee operating expenses include a component of recurring fixed costs related to primarily to payroll and insurance whether or not our crews are operating.

Canadian Fee Operating Expenses. Acquisition expenses for the first quarter of 2025 increased 50% to $6.3 million compared to $4.2 million for the same period of 2024. The increase was primarily due to an overall increase in crew production and utilization during the period.

Reimbursable Revenues and Costs. These revenues and expenses are passed through to our clients and are job specific and vary significantly from year to year. The costs are agreed to by our clients prior to contracting with outside vendors for the various tasks.

General and Administrative Expenses.  General and administrative expenses decreased slightly during the first quarter of 2025 compared to the corresponding quarter in 2024, to $2.0 million from $2.2 million. The decrease was primarily due to our focus on cost reduction initiatives.

Depreciation and Amortization Expense. Depreciation and amortization expenses for the first quarter of 2025 and 2024 totaled $1.3 million and $1.6 million, respectively. Depreciation expenses decreased in 2025 compared to 2024 as a result of multiple years of reduced capital expenditures.

Total Operating Costs. Total operating costs for the first quarter of 2025 were $15.0 million, representing a 63% decrease from the same period of 2024. The decrease in operating costs for the first quarter of 2025 compared to 2024 was primarily due to the factors described above.

Income Taxes. Income tax expense for the first quarter of 2025 and 2024 was $3,000 and $202,000, respectively. These amounts represent effective tax rates of 0.3 and 3.3% for the first quarter of 2025 and 2024, respectively. The Company’s nominal effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

Our effective tax rates differ from the statutory federal rate of 21.0% for certain items such as state and local taxes, valuation allowances, and non-deductible expenses. For further information, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Use of Adjusted EBITDA (a Non-GAAP measure)

We define Adjusted EBITDA as net income (loss) plus interest expense, interest income, income taxes, depreciation and amortization expense and other unusual items. Our management uses Adjusted EBITDA as a supplemental financial measure to assess:

●	the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis;
●	our operating performance over time in relation to other companies that own similar assets and that we believe calculate Adjusted EBITDA in a similar manner; and
●	the ability of our assets to generate cash sufficient for us to pay potential interest costs.

We also understand that such data are used by investors to assess our performance. However, the term Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and Adjusted EBITDA is not a measure of operating income or operating performance presented in accordance with GAAP. When assessing our operating performance, investors and others should not consider this data in isolation or as a substitute for net income (loss), cash flow from operating activities or other cash flow data calculated in accordance with GAAP. In addition, our Adjusted EBITDA may not be comparable to Adjusted EBITDA or similarly titled measures utilized by other companies since other companies may not calculate Adjusted EBITDA in the same manner as us. Further, the results presented by Adjusted EBITDA cannot be achieved without incurring the costs that the measure excludes: interest, taxes, depreciation and amortization, and other unusual items. For the three months ended March 31, 2025, and 2024, there were no unusual items and therefore Adjusted EBITDA and EBITDA were equal.

The reconciliation of our Adjusted EBITDA to our Net (loss) income and net cash provided by (used in), which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended March 31,
	2025 US	2025 CA	2025 Consol.	2024 US	2024 CA	2024 Consol.
Net (loss) income	$(4,546)	$5,538	$992	$2,304	$3,542	$5,846
Depreciation and amortization	1,077	194	1,271	1,305	284	1,589
Interest expense (income), net	63	9	72	(63)	(4)	(67)
Income tax expense	3	—	3	202	—	202
Adjusted EBITDA	$(3,403)	$5,741	$2,338	$3,748	$3,822	$7,570

	Three Months Ended March 31,
	2025 US	2025 CA	2025 Consol.	2024 US	2024 CA	2024 Consol.
Net cash provided by (used in) operating activities	$1,544	$208	$1,752	$1,996	$(126)	$1,870
Changes in working capital and other items	(4,530)	5,587	1,057	1,972	3,999	5,971
Non-cash adjustments to net loss	(417)	(54)	(471)	(220)	(51)	(271)
Adjusted EBITDA	$(3,403)	$5,741	$2,338	$3,748	$3,822	$7,570

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

Cash Flows. Net cash provided by operating activities was $1.8 million for the three months ended March 31, 2025, compared to $1.9 million for the same period of 2024. This variance was primarily due to various changes in the balances of our operating assets and liabilities.

Net cash provided by investing activities was $185,000 for the three months ended March 31, 2025. Net cash used in investing activities was $0.5 million for the three months ended March 31, 2024. The decrease in cash used in investing activities between periods of $0.7 million was primarily due to a decrease in cash capital expenditures to $0 from $0.7 million for the first three months of 2025 and 2024, respectively.

Net cash used in financing activities was $0.6 million for the three months ended March 31, 2025, and was primarily comprised of principal payments of $0.4 million and $0.2 million under our notes payable and finance leases, respectively. Net cash used in financing activities was $0.6 million for the three months ended March 31, 2024, and was primarily comprised of principal payments of $0.4 million and $0.2 million under our notes payable and finance leases, respectively.

Capital Expenditures. The Board of Directors approved a 2025 capital budget in the amount of $6.0 million for capital expenditures. Historically, we have funded most of our capital expenditures through cash flow from operations, cash reserves, equipment term loans and finance leases.

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

Dominion Letters of Credit. As of March 31, 2025, we have no outstanding letters of credit.

Other Indebtedness

As of March 31, 2025, we have three outstanding short-term notes payable to finance companies for various insurance premiums totaling $1.5 million. As of December 31, 2024, we had one outstanding short-term note payable to a finance company for various insurance premiums totaling $168,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Condensed Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024, include finance leases of $2.2 million and $2.4 million, respectively.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$1,474	$168
Interest rates 6.35% and 9.74%

The aggregate maturities of finance leases as of March 31, 2025, are as follows (in thousands):

April 2025 - March 2026	$836
April 2026 - March 2027	799
April 2027 - March 2028	462
April 2028 - March 2029	66
Obligations under finance leases	$2,163

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

Critical Accounting Policies

Information regarding our critical accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 seeks to improve transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. The updated guidance is effective for annual periods after January 1, 2025, and will be reflected through additional disclosures in our 2025 10-K.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, ASU 2024-03 enhances the disclosures required for certain expense captions in the Company's annual and interim consolidated financial statements. This ASU is effective prospectively or retrospectively for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this standard on its disclosures

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our market risk profile during the three months ended March 31, 2025. For additional information about our market risk profile, refer to "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 7 – Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a discussion of the Company’s legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in the significant risk factors that may affect our business, results of operations or liquidity as described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	Not applicable.
(b)	None.
(c)	During the three months ended March 31, 2025, none of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Number	Exhibit

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*         Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: May 14, 2025	By:	/s/ William A. Clark
William A. Clark
President and Chief Executive Officer

DATE: May 14, 2025	By:	/s/ Ian Shaw
Ian Shaw
Chief Financial Officer