Form 10-Q
period 2025-06-30
DAWSON GEOPHYSICAL CO
filed 2025-08-13
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 11, 2025
Common Stock, $0.01 par value	31,047,801 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and amounts in thousands, except share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$16,228	$1,385
Accounts receivable, net	3,524	9,970
Contract assets	7,454	391
Prepaid expenses and other current assets	4,222	2,795
Total current assets	31,428	14,541

Property and equipment	237,255	238,064
Less accumulated depreciation	(225,925)	(225,085)
Property and equipment, net	11,330	12,979

Operating lease right-of-use assets	2,559	3,002

Intangibles, net	367	348

Total assets	$45,684	$30,870

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,991	$3,381
Accrued liabilities:
Payroll costs and other taxes	1,786	2,014
Other	932	830
Deferred revenue	17,935	1,570
Current maturities of notes payable and finance leases	1,723	1,010
Current maturities of operating lease liabilities	1,178	1,125
Total current liabilities	26,545	9,930

Long-term liabilities:
Notes payable and finance leases, net of current maturities	1,127	1,512
Operating lease liabilities, net of current maturities	1,583	2,131
Deferred tax liabilities, net	16	16
Total long-term liabilities	2,726	3,659

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
31,047,801 and 30,983,437 shares issued and outstanding at June 30, 2025
and December 31, 2024, respectively	310	310
Additional paid-in capital	157,115	157,073
Accumulated deficit	(138,976)	(137,619)
Accumulated other comprehensive loss, net	(2,036)	(2,483)
Total stockholders’ equity	16,413	17,281

Total liabilities and stockholders’ equity	$45,684	$30,870

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited and amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenues:
Fee Revenue	$8,735	$8,326	$23,994	$35,064
Reimbursable Revenue	1,116	4,186	1,935	9,032
	9,851	12,512	25,929	44,096
Operating costs:
Operating expenses
Fee operating expenses	7,601	8,205	18,561	25,319
Reimbursable operating expenses	1,116	4,186	1,935	9,032
Total operating expenses	8,717	12,391	20,496	34,351
General and administrative	2,331	2,484	4,325	4,717
Depreciation and amortization	1,174	1,406	2,445	2,995
	12,222	16,281	27,266	42,063

(Loss) income from operations	(2,371)	(3,769)	(1,337)	2,033

Other income (expense):
Interest income	35	105	39	218
Interest expense	(58)	(39)	(134)	(85)
Other income (expense), net	38	26	71	205

(Loss) income before income tax	(2,356)	(3,677)	(1,361)	2,371

Income tax benefit (expense)	7	131	4	(71)

Net (loss) income	(2,349)	(3,546)	(1,357)	2,300

Other comprehensive income (loss):
Net unrealized income (loss) on foreign exchange rate translation	477	(110)	447	(270)

Comprehensive (loss) income	$(1,872)	$(3,656)	$(910)	$2,030

Basic (loss) income per share of common stock	$(0.08)	$(0.12)	$(0.04)	$0.07

Diluted (loss) income per share of common stock	$(0.08)	$(0.12)	$(0.04)	$0.07

Weighted average equivalent common shares outstanding	30,986,929	30,815,443	30,985,212	30,813,886

Weighted average equivalent common shares outstanding - assuming dilution	30,986,929	30,815,443	30,985,212	30,813,886

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(1,357)	$2,300

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,445	2,995
Non-cash operating lease cost	504	576
Non-cash compensation	87	259
Bad debt expense	177	—
Gain on disposal of assets	(378)	(114)
Other	16	—
Change in operating assets and liabilities:
Decrease in accounts receivable	6,673	8,192
(Increase) decrease in contract assets	(7,063)	605
Decrease in prepaid expenses and other assets	322	964
Decrease in accounts payable	(439)	(139)
Decrease in accrued liabilities	(171)	(1,101)
Decrease in operating lease liabilities	(554)	(627)
Increase (decrease) in deferred revenue	16,365	(6,120)

Net cash provided by operating activities	16,627	7,790

Cash flows from investing activities:
Capital expenditures, net of non-cash capital expenditures summarized below	(683)	(1,488)
Proceeds from disposal of assets	378	234

Net cash used in investing activities	(305)	(1,254)

Cash flows from financing activities:
Principal payments on notes payable	(1,066)	(777)
Principal payments on finance leases	(386)	(340)
Tax withholdings related to stock based compensation awards	(45)	(76)
Dividends paid	—	(9,860)

Net cash used in financing activities	(1,497)	(11,053)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	18	(97)

Net increase (decrease) in cash and cash equivalents	14,843	(4,614)

Cash and cash equivalents and restricted cash at beginning of period	1,385	15,772

Cash and cash equivalents and restricted cash at end of period	$16,228	$11,158

Supplemental cash flow information:
Cash paid for interest	$128	$84
Cash paid for income taxes	$—	$37

Non-cash operating, investing and financing activities:
Decrease in accrued purchases of property and equipment	$—	$(332)
Finance leases incurred	$—	$613
Financed insurance premiums	$1,746	$—

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and amounts in thousands, except share data)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Accumulated	Comprehensive
	Of Shares	Amount	Capital	Deficit	Loss	Total
Balance January 1, 2025	30,983,437	$310	$157,073	$(137,619)	$(2,483)	$17,281
Net income		—	—	992	—	992
Unrealized loss on foreign exchange rate translation		—	—	—	(30)	(30)
Stock-based compensation expense		—	44	—	—	44
Issuance of common stock as compensation	1,050	—	—	—	—	—
Shares exchanged for taxes on stock-based compensation	(325)	—	—	—	—	—
Balance March 31, 2025	30,984,162	$310	$157,117	$(136,627)	$(2,513)	$18,287
Net loss				(2,349)		(2,349)
Unrealized income on foreign exchange rate translation					477	477
Stock-based compensation expense			43			43
Issuance of common stock as compensation	91,100	—	—			—
Shares exchanged for taxes on stock-based compensation	(27,461)	—	(45)			(45)
Balance June 30, 2025	31,047,801	$310	$157,115	$(138,976)	$(2,036)	$16,413

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Accumulated	Comprehensive
	Of Shares	Amount	Capital	Deficit	Loss	Total
Balance January 1, 2024	30,812,329	$308	$156,678	$(123,640)	$(1,912)	$31,434
Net income		—	—	5,846	—	5,846
Unrealized loss on foreign exchange rate translation		—	—	—	(160)	(160)
Dividends		—	—	(9,860)	—	(9,860)
Balance March 31, 2024	30,812,329	$308	$156,678	$(127,654)	$(2,072)	$27,260
Net loss				(3,546)		(3,546)
Unrealized loss on foreign exchange rate translation					(110)	(110)
Issuance of common stock as compensation	133,850	1	258			259
Shares exchanged for taxes on stock-based compensation	(39,402)	—	(76)			(76)
Balance June 30, 2024	30,906,777	$309	$156,860	$(131,200)	$(2,182)	$23,787

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND NATURE OF OPERATIONS

Dawson Geophysical Company, and its consolidated subsidiaries (the “Company”) is a leading provider of North American onshore seismic data acquisition services with operations throughout the continental United States (“U.S.”) and Canada. The Company acquires and processes 2-D, 3-D and multicomponent seismic data solely for its clients, ranging from major oil and gas companies to independent oil and gas operators as well as providers of multi-client data libraries.

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

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements as of June 30, 2025, and for the three and six months ended June 30, 2025, and 2024, include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Dawson Seismic Services Holdings, Inc., Eagle Canada, Inc., Eagle Canada Seismic Services ULC, and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Dividends. The Company records dividends declared as an addition to accumulated deficit when declaration of such dividends is not subject to restrictions in the jurisdictions in which the Company operates, or in conflict with information in the Company’s bylaws.

Allowance for Current Expected Credit Losses. The Company’s allowance for credit losses reflects its current estimate expected to be incurred over the life of the financial instrument and is determined based on a number of factors. Management determines the need for any allowance for credit losses on accounts receivable based on its review of past-due accounts, its past experience of historical write-offs, its current client base, when customer accounts exceed 90 days past due and specific customer account reviews. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. With the adoption of ASU No. 2016-13 in 2020, the Company made an accounting policy election to write off accrued interest amounts by reversing interest income. For the six months ended June 30, 2025, the Company incurred $177,000 of credit losses. For the three months ended June 30, 2025 the Company incurred no credit losses. The Company's allowance for credit losses was $250,000 at June 30, 2025 and December 31, 2024.

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

Impairment of Long-lived Assets. Long-lived assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value of the asset group may not be recoverable. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the asset group and the fair value of the asset group is below its carrying value. Depending upon the facts and circumstances, when indicators of asset impairment exist, management will test the asset group for impairment through developing a forecast of future undiscounted cash flows expected to be generated by the asset group or by estimating the fair value of assets within the asset group in lieu of detailed cash flow projections. If either the future undiscounted cashflows expected to be generated by the asset group or the fair of the assets within the asset group exceeds the carrying value of the asset group no impairment would be recognized. During the year ended December 31, 2024, management tested two of its asset groups for impairment through estimating the fair value of certain assets within the asset groups using a market approach or cost approach, as applicable. Because the fair value of these assets collectively exceeded the carrying value of the asset group, no impairment charges were recognized for the year ended December 31, 2024. No impairment test was required during the three and six months ended June 30, 2025.

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

Share-based compensation. We measure and record compensation expense for share-based payment awards to employees and outside directors based on estimated grant date fair values. Grant date fair value is determined by averaging the high and low stock price on the grant date. We recognize compensation costs for awards granted over the requisite service period based on the grant date fair value in fee operating expenses and general and administrative expenses on our consolidated statements of operations. During the three and six months ended June 30, 2025, we granted 5,050 shares to employees with an aggregate grant date fair value of $8,000.  For the three months ended June 30, 2025, we recognized expense related to restricted stock unit awards of $34,000 and $9,000 in fee operating expenses and general and administrative expenses, respectively.  For the six months ended June 30, 2025, we recognized expense related to restricted stock unit awards of $70,000 and $17,000 in fee operating expenses and general and administrative expenses, respectively. Additionally, we recognize forfeitures of share-based compensation as they occur.

Risks and Uncertainties. The Company’s ability to be profitable in the future will depend on many factors beyond its control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies. The Company incurred net losses of $2.3 million and $3.5 million for the three months ended June 30, 2025 and 2024, respectively. The Company incurred a net loss of $1.4 million and generated net income of $2.3 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had $16.2 million in cash, and a positive working capital balance of $4.9 million. We believe that our cash flows from operations, and our current financial position are adequate to fund our continued operations.

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

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

At June 30, 2025 and December 31, 2024, the Company’s financial instruments included cash and cash equivalents, accounts receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating lease liabilities. Due to the short-term maturities of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes payable approximate their fair value based on comparisons with the prevailing market interest rate. The fair values of the Company’s notes payable are level 2 measurements in the fair value hierarchy.

4. OPERATING SEGMENTS

The Company’s chief operating decision maker (President and Chief Executive Officer) reviews the discrete segment financial information on a geographic basis for the U.S. operations and Canada Operations. The revenue for both of the Company’s segments is generated by the same services, which utilize the same type of equipment and personnel. As a result, the Company has two reportable segments, U.S. Operations and Canada Operations. The performance of our segments is evaluated primarily on Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss), before (i) interest expense, net, (ii) income tax expense or benefit, (iii) depreciation, depletion and amortization and (iv) other unusual items. For the three and six months ended June 30, 2025, and 2024, there were no unusual items and therefore Adjusted EBITDA and EBITDA were equal.

Beginning in the year ended December 31, 2024, a portion of the management charges incurred by the U.S. segment were allocated to the Canadian segment based upon an activity level determined to be appropriate by management. These charges totaled approximately $55,000 and $34,000 for the three months ended June 30, 2025 and 2024, respectively and approximately $215,000 and $172,000 for the six months ended June 30, 2025 and 2024, respectively.

The following tables present the Company’s income statements by operating segment (in thousands):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	USA Operations	Canada Operations	Consolidated	USA Operations	Canada Operations	Consolidated
Operating revenues
Fee revenue	$8,404	$331	$8,735	$11,130	$12,864	$23,994
Reimbursable revenue	1,116	—	1,116	1,686	249	1,935
	9,520	331	9,851	12,816	13,113	25,929

Operating costs:
Fee operating expenses	6,742	859	7,601	11,357	7,204	18,561
Reimbursable operating expenses	1,116	—	1,116	1,686	249	1,935
Operating expenses	7,858	859	8,717	13,043	7,453	20,496
General and administrative	1,998	333	2,331	3,553	772	4,325
Depreciation and amortization	981	193	1,174	2,058	387	2,445
	10,837	1,385	12,222	18,654	8,612	27,266

(Loss) income from operations	(1,317)	(1,054)	(2,371)	(5,838)	4,501	(1,337)

Other income (expense):
Interest income	26	9	35	26	13	39
Interest expense	(46)	(12)	(58)	(109)	(25)	(134)
Other income (expense), net	33	5	38	74	(3)	71
(Loss) income before income tax	(1,304)	(1,052)	(2,356)	(5,847)	4,486	(1,361)
Current	7	—	7	4	—	4
Deferred	—	—	—	—	—	—
Income tax benefit	7	—	7	4	—	4
Net (loss) income	$(1,297)	$(1,052)	$(2,349)	$(5,843)	$4,486	$(1,357)

EBITDA	$(303)	$(856)	$(1,159)	$(3,706)	$4,885	$1,179

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	USA Operations	Canada Operations	Consolidated	USA Operations	Canada Operations	Consolidated
Operating revenues
Fee revenue	$8,321	$5	$8,326	$26,608	$8,456	$35,064
Reimbursable revenue	4,186	—	4,186	8,995	37	9,032
	12,507	5	12,512	35,603	8,493	44,096

Operating costs:
Fee operating expenses	7,648	557	8,205	20,541	4,778	25,319
Reimbursable operating expenses	4,186	—	4,186	8,995	37	9,032
Operating expenses	11,834	557	12,391	29,536	4,815	34,351
General and administrative	2,181	303	2,484	4,011	706	4,717
Depreciation and amortization	1,162	244	1,406	2,467	528	2,995
	15,177	1,104	16,281	36,014	6,049	42,063

(loss) income from operations	(2,670)	(1,099)	(3,769)	(411)	2,444	2,033

Other income (expense):
Interest income	89	16	105	188	30	218
Interest expense	(29)	(10)	(39)	(65)	(20)	(85)
Other income (expense), net	45	(19)	26	230	(25)	205
(Loss) income before income tax	(2,565)	(1,112)	(3,677)	(58)	2,429	2,371
Current	131	—	131	(71)	—	(71)
Deferred	—	—	—	—	—	—
Income tax benefit (expense)	131	—	131	(71)	—	(71)
Net (loss) income	$(2,434)	$(1,112)	$(3,546)	$(129)	$2,429	$2,300

EBITDA	$(1,463)	$(874)	$(2,337)	$2,286	$2,947	$5,233

The following tables present the Company’s total assets, net property and equipment, capital expenditures and right of use assets disaggregated by operating segment (in thousands):

	June 30,	December 31,
	2025	2024
Total Assets
United States	$38,949	$21,257
Canada	6,735	9,613
Total Assets	$45,684	$30,870

	June 30,	December 31,
	2025	2024
Net Property and Equipment
United States	$9,443	$10,818
Canada	1,887	2,161
Total	$11,330	$12,979

	June 30,	June 30,
	2025	2024
Capital Expenditures
United States	$683	$906
Canada	—	863
Total Capital Expenditures	$683	$1,769

	June 30,	December 31,
	2025	2024
Net Right-of-use Assets
United States	$1,489	$1,881
Canada	1,070	1,121
Total	$2,559	$3,002

The reconciliation of the Company’s EBITDA to net (loss) income which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended June 30,
	2025 US	2025 CA	2025 Consol.	2024 US	2024 CA	2024 Consol.
Net loss	$(1,297)	$(1,052)	$(2,349)	$(2,434)	$(1,112)	$(3,546)
Depreciation and amortization	981	193	1,174	1,162	244	1,406
Interest expense (income), net	20	3	23	(60)	(6)	(66)
Income tax benefit	(7)	—	(7)	(131)	—	(131)
EBITDA	$(303)	$(856)	$(1,159)	$(1,463)	$(874)	$(2,337)

	Six Months Ended June 30,
	2025 US	2025 CA	2025 Consol.	2024 US	2024 CA	2024 Consol.
Net (loss) income	$(5,843)	$4,486	$(1,357)	$(129)	$2,429	$2,300
Depreciation and amortization	2,058	387	2,445	2,467	528	2,995
Interest income, net	83	12	95	(123)	(10)	(133)
Income tax (benefit) expense	(4)	—	(4)	71	—	71
EBITDA	$(3,706)	$4,885	$1,179	$2,286	$2,947	$5,233

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

Dominion Letters of Credit

As of June 30, 2025, the Company has no outstanding letters of credit.

Other Indebtedness

As of June 30, 2025, the Company has three short-term notes payable to finance companies for various insurance premiums totaling $0.8 million. As of December 31, 2024, the Company had one outstanding short-term note payable to a finance company for various insurance premiums totaling $168,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Condensed Consolidated Balance Sheet as of June 30, 2025, and December 31, 2024, include finance leases of $2.0 million and $2.4 million, respectively.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of June 30, 2025, and December 31, 2024:

	June 30, 2025	December 31, 2024
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$847	$168
Interest rates 6.35% and 9.47%

The aggregate maturities of finance leases as of June 30, 2025, are as follows (in thousands):

July 2025 - June 2026	$876
July 2026 - June 2027	750
July 2027 - June 2028	338
July 2028 - June 2029	39
July 2029 - June 2030	—
Obligations under finance leases	$2,003

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

Maturities of lease liabilities as of June 30, 2025, are as follows (in thousands):

	Operating Leases	Finance Leases
July 2025 - June 2026	$1,297	$979
July 2026 - June 2027	1,067	798
July 2027 - June 2028	285	346
July 2028 - June 2029	229	39
July 2029 - June 2030	95	—
Thereafter	—	—
Total payments under lease agreements	2,973	2,162

Less imputed interest	(212)	(159)

Total lease liabilities	$2,761	$2,003

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

The computation of basic and diluted income per share (in thousands, except share and per share data) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(2,349)	$(3,546)	$(1,357)	$2,300
Weighted average common shares outstanding
Basic	30,986,929	30,815,443	30,985,212	30,813,886
Dilutive common stock options, restricted stock unit awards and restricted stock awards	—	—	—	—
Diluted	30,986,929	30,815,443	30,985,212	30,813,886
Basic (loss) income per share of common stock	$(0.08)	$(0.12)	$(0.04)	$0.07
Diluted (loss) income per share of common stock	$(0.08)	$(0.12)	$(0.04)	$0.07

The Company had a net loss for the three months ended June 30, 2025, and 2024, and for the six months ended June 30, 2025. As a result, all stock options, restricted stock unit awards and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for those periods. The Company had net income for the six months ended June 30, 2024, however due to stock valuation at June 30, 2024, any associated stock options, restricted stock unit awards and restricted stock awards were anti-dilutive and were excluded from weighted average shares used in determining the diluted income per share of common stock for that period.

The following weighted average numbers of stock options, restricted stock unit awards and restricted stock awards have been excluded from the calculation of diluted loss per share of common stock, as their effect would be anti-dilutive for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock units	82,721	3,187	87,366	1,593
Total	82,721	3,187	87,366	1,593

9. INCOME TAXES

For the three and six months ended June 30, 2025, the Company’s effective tax rates was 0.3%. For the three and six months ended June 30, 2024, the Company’s effective tax rates were 3.6% and 3.0%, respectively. The Company’s nominal effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

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

The Company has recorded valuation allowances against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, a federal valuation allowance and additional state valuation allowances were maintained during the three and six months ended June 30, 2025 and 2024. In addition, due to the Company’s recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowances considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

10. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Contract Assets (in thousands)

Contract assets were $0.4 million and $4.3 million at January 1, 2025 and 2024, respectively. The Company’s contract assets incurred to fulfill contracts with customers at June 30, 2025 and 2024, were $7.5 million and $3.7 million, respectively.

Contract assets at June 30, 2025, compared to January 1, 2025, increased primarily as a result of new projects for clients with large third party reimbursables where data had not yet been recorded. Contract assets at June 30, 2024, compared to January 1, 2024, decreased primarily as a result of the completion of several projects during that six month period that had deferred fulfillment costs at January 1, 2025.

The amount of total contract assets amortized for the six months ended June 30, 2025, and 2024, was $1.9 million and $12.9 million, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue (in thousands)

Deferred revenue was $1.6 million and $11.8 million at January 1, 2025 and 2024, respectively. The Company’s deferred revenue at June 30, 2025 and 2024 was $17.9 million and $5.7 million, respectively.

Deferred revenue at June 30, 2025 compared to January 1, 2025 increased primarily as a result of new projects for clients with large third party reimbursables where data had not yet been recorded. Deferred revenue at June 30, 2024, compared to January 1, 2024, decreased primarily as a result of completing projects for clients with prepayments for third party reimbursables.

Revenue recognized for the six months ended June 30, 2025 and 2024 that was included in the contract liability balance at the beginning of 2025 and 2024 was $1.6 million and $11.4 million, respectively.

Accounts Receivable (in thousands)

Accounts receivable related to contracts with customers was $9.9 million and $12.5 million at January 1, 2025 and 2024, respectively.

Accounts receivable related to contracts with customers was $3.5 million and $4.4 million at June 30, 2025 and 2024, respectively.

Related Party Transactions

For the three and six months ended June 30, 2025, the Company incurred related party expenses totaling approximately $21,000 and $95,000, respectively. These are charges by various commonly controlled companies of Wilks Brothers, LLC, the holder of approximately 80% of the Company’s outstanding stock. All transactions for the year consisted of trucking charges. As of June 30, 2025, the Company had approximately $21,000 outstanding related party accounts payable.

For the three and six months ended June 30, 2024, the Company incurred related party expenses totaling approximately $0 and $106,000, respectively. These transactions consisted of trucking charges of $97,000 and client hosting expenses of $9,000. For the three and six months ended June 30, 2024, the Company received related party revenue of $9,000 and $14,000, respectively, for partial use of leased office space.

11. SUBSEQUENT EVENTS

On August 8, 2025, Dawson Operating LLC (“Dawson Operating”), entered into an Equipment Purchase Agreement, dated August 8, 2025 (the “Purchase Agreement”), with GTC, Inc., a wholly-owned subsidiary of Geospace Technologies Corporation (“GTC”), pursuant to which, among other things, Dawson Operating agreed to acquire single point node channels from GTC. Subject to the terms and conditions of the Purchase Agreement, the equipment is to be delivered in three shipments commencing in August 2025, with the final shipment scheduled for delivery by early January 2026.

The Purchase Agreement provides that, subject to the terms and conditions set forth therein, Dawson Operating will pay to GTC an aggregate purchase price of approximately $24.2 million, as follows: (i) approximately $4.8 million was paid in cash in connection with the execution of the Purchase Agreement; (ii) approximately $1.2 million will be payable in cash upon acceptance of the third and final delivery of the equipment; and (iii) approximately $18.2 million in the aggregate will be financed by the delivery of three separate thirty-six (36) month promissory notes each with a fixed interest rate of 8.75% (each, a “Note” and collectively, the “Notes”) payable by Dawson Operating and the Company, jointly and severally, to GTC, with each Note to be issued in connection with the Dawson Operating’s acceptance of one of the three equipment deliveries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” regarding technological advancements and our financial position, business strategy, and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. These factors include, but are not limited to, risks relating to the efficacy of the purchased single node channels; the risk that the delivery of the equipment may not be delivered in a timely manner or at all; the Company’s ability to execute its business strategies and plans for growth; the failure to operationalize the acquired equipment in a timely manner or at all; risks associated with the Company’s ability to finance the transaction contemplated by the Purchase Agreement; our status as a controlled public company, which exempts us from certain corporate governance requirements; the limited market for our common stock; the impact of general economic, industry, market or political conditions, including tariffs; dependence upon energy industry spending; changes in exploration and production spending by our customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of our customers, particularly during extended periods of low prices for crude oil and natural gas; the volatility of oil and natural gas prices and markets; changes in economic conditions; surplus in the supply of oil and the ability of the Organization of the Petroleum Exporting Countries and its allies, collectively known as OPEC+, to agree on and comply with supply limitations; the potential for contract delays; reductions or cancellations of service contracts; limited number of customers; credit risk related to our customers; reduced utilization; high fixed costs of operations and high capital requirements; industry competition; external factors affecting the Company’s crews such as weather interruptions and inability to obtain land access rights of way; whether the Company enters into turnkey or day rate contracts; crew productivity; the availability of capital resources; disruptions in the global economy, including unrest in the Middle East, export controls and financial and economic sanctions imposed on certain industry sectors and parties as a result of the developments in Ukraine and related activities, and whether or not a future transaction or other action occurs that causes the Company to be delisted from Nasdaq and no longer be required to make filings with the Securities and Exchange Commission (the “SEC”). The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements wherever they appear in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. A discussion of these and other factors, including risks and uncertainties, is set forth in the Company’s Annual Report on Form 10-K that was filed with the SEC on April 2, 2025 and any subsequent Quarterly Reports on Form 10-Q filed with the SEC. The Company disclaims any intention or obligation to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Due to the observed increase in demand for large integrated high-resolution, high channel count surveys and improvement to our backlog, we made the decision to make a significant capital investment to purchase new single node channels from a wholly-owned subsidiary of Geospace Technologies Corporation (“GTC”). On August 8, 2025, Dawson Operating LLC (“Dawson Operating”), entered into an Equipment Purchase Agreement, dated August 8, 2025 (the “Purchase Agreement”), with GTC, Inc., pursuant to which, among other things, Dawson Operating agreed to acquire single point node channels from GTC. Subject to the terms and conditions of the Purchase Agreement, the equipment is to be delivered in three shipments commencing in August 2025, with the final shipment scheduled for delivery by early January 2026.

The Purchase Agreement provides that, subject to the terms and conditions set forth therein, Dawson Operating will pay to GTC an aggregate purchase price of approximately $24.2 million, as follows: (i) approximately $4.8 million was paid in cash in connection with the execution of the Purchase Agreement; (ii) approximately $1.2 million will be payable in cash upon acceptance of the third and final delivery of the equipment; and (iii) approximately $18.2 million in the aggregate will be financed by the delivery of three separate thirty-six (36) month promissory notes each with a fixed interest rate of 8.75% (each, a “Note” and collectively, the “Geospace Notes”) payable by Dawson Operating and the Company, jointly and severally, to GTC, with each Note to be issued in connection with the Dawson Operating’s acceptance of one of the three equipment deliveries. We believe this investment will allow the Company to be a leader in the industry, giving us a competitive advantage for large integrated high-resolution, high channel count surveys currently demanded by the exploration & production efforts of our customers.

We deployed one large channel crew at the beginning of April, which should keep that crew highly utilized throughout the end of the year. We continue to improve our backlog and have multiple small channel crew jobs contracted in the third quarter for quick deployment of our recently purchased equipment.

While our revenues are mainly affected by the level of client demand for our services, our revenues are also affected by the pricing for our services that we negotiate with our clients and the productivity and utilization level of our data acquisition crews. Factors impacting productivity and utilization levels include, without limitation: client demand, commodity prices, whether we enter into turnkey or dayrate contracts with our clients, the number and size of crews, the number of recording channels per crew, crew downtime related to inclement weather, delays in acquiring land access permits, agricultural or hunting activity, holiday schedules, short winter days, crew repositioning and equipment failure. Additionally, revenues for our Canadian operations are seasonally limited to the winter season due to rules regarding surface conditions. To the extent we experience these factors, our operating results may be affected from quarter to quarter. Consequently, our efforts to negotiate more favorable contract terms in our supplemental service agreements, mitigate permit access delays and improve overall crew productivity may contribute to growth in our revenues.

Results of Operations

U.S. Fee Revenues. Acquisition revenues for the second quarter of 2025 increased 1.0% to $8.4 million compared to $8.3 million for the same period of 2024. The minimal increase was primarily due to similar crew utilization. Acquisition revenues for the first six months of 2025 decreased 58.2% to $11.1 million compared to $26.6 million for the same period of 2024. The decrease was primarily due to a decrease in crew utilization in the first quarter of 2025 compared to 2024.

Canadian Fee Revenues. Acquisition revenues for the second quarter of 2025 increased to $331,000 compared to $5,000 for the same period of 2024. Acquisition revenues for the first six months of 2025 increased 52.1% to 12.9 million compared to $8.5 million for the same period of 2024. The increase in both periods was primarily due to completion of projects during the second quarter of 2025 in addition to increased crew utilization for the first six months of 2025, compared to the same period of 2024.

Total Revenues. Revenues for the second quarter of 2025 were $9.9 million compared to $12.5 million for the same period of 2024. Total revenues included a decrease of $3.1 million in reimbursable revenues. Revenues for the first six months of 2025 were $25.9 million compared to $44.1 million for the same period of 2024. Total revenues included a decrease of $7.1 million in reimbursable revenues.

U.S. Fee Operating Expenses. Acquisition expenses for the second quarter of 2025 decreased 11.9% to $6.7 million compared to $7.6 million for the same period of 2024. The decrease was primarily due to improved efficiency in our operations. Acquisition expenses for the first six months of 2025 decreased 44.7% to $11.4 million from $20.5 million for the same period of 2024. The decrease was primarily due to a decrease in crew utilization.

Canadian Fee Operating Expenses. Acquisition expenses for the second quarter of 2025 increased 54.2% to $0.9 million compared to $0.6 million for the same period of 2024. The increase was primarily due to an overall increase in crew production and utilization during the period. Acquisition expenses for the first six months of 2025 increased 50.8% to $7.2 million from $4.8 million for the same period of 2024. The increase was primarily due to increased crew utilization.

Reimbursable Revenues and Costs. These revenues and expenses are passed through to our clients and are job specific and vary significantly from year to year. The costs are agreed to by our clients prior to contracting with outside vendors for the various tasks.

General and Administrative Expenses. During the second quarter of 2025, general and administrative expenses decreased 6.2% to $2.3 million compared to $2.5 million for the same period of 2024. During the first six months of 2025 general and administrative expenses decreased 8.3% to $4.3 million compared to $4.7 million for the same period of 2024. The decrease was primarily due to our focus on cost reduction initiatives.

Depreciation and Amortization Expense. Depreciation and amortization expenses for the second quarter and first six months of 2025 totaled $1.2 million and $2.4 million, respectively, compared to $1.4 million and $3.0 million for the same periods of 2024. Depreciation expenses decreased in 2025 compared to 2024 primarily due to multiple years of reduced capital expenditures.

Total Operating Costs. Total operating costs for the second quarter of 2025 were $12.2 million, representing a 24.9% decrease from the same period of 2024. The operating costs for the first six months of 2025 were $27.3 million, representing a 35.2% decrease from the same period of 2024. The decrease in operating costs for the second quarter and first six months of 2025 compared to 2024 was primarily due to the factors described above.

Income Taxes. Income tax benefits for the second quarter and first six months of 2025 were $7,000 and $4,000, respectively, compared to income tax benefit of $131,000 for the second quarter of 2024 and income tax expense of $71,000 for the first six months of 2024. These amounts represent effective tax rates of 0.3% for the second quarter and first six months of 2025, compared to 3.6% and 3.0% for the same periods of 2024. The Company’s nominal effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

Our effective tax rates differ from the statutory federal rate of 21.0% for certain items such as state and local taxes, valuation allowances, and non-deductible expenses. For further information, see Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Use of EBITDA (a Non-GAAP measure)

We define EBITDA as net income (loss) plus interest expense, interest income, income taxes, depreciation and amortization expense and other unusual items. Our management uses EBITDA, further adjusted for other unusual items (Adjusted EBITDA), when applicable, as a supplemental financial measure to assess:

●	the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis;
●	our operating performance over time in relation to other companies that own similar assets and that we believe calculate EBITDA in a similar manner; and
●	the ability of our assets to generate cash sufficient for us to pay potential interest costs.

We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under generally accepted accounting principles (“GAAP”), and EBITDA is not a measure of operating income or operating performance presented in accordance with GAAP. When assessing our operating performance, investors and others should not consider this data in isolation or as a substitute for net income (loss), cash flow from operating activities or other cash flow data calculated in accordance with GAAP. In addition, our EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies since other companies may not calculate EBITDA in the same manner as us. Further, the results presented by EBITDA cannot be achieved without incurring the costs that the measure excludes: interest, taxes, depreciation and amortization, and other unusual items. For the three and six months ended June 30, 2025, and 2024, there were no unusual items and therefore Adjusted EBITDA and EBITDA were equal, and only EBITDA is presented.

The reconciliation of our EBITDA to our Net (loss) income and net cash provided by operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended June 30,
	2025 US	2025 CA	2025 Consol.	2024 US	2024 CA	2024 Consol.
Net loss	$(1,297)	$(1,052)	$(2,349)	$(2,434)	$(1,112)	$(3,546)
Depreciation and amortization	981	193	1,174	1,162	244	1,406
Interest expense (income), net	20	3	23	(60)	(6)	(66)
Income tax benefit	(7)	—	(7)	(131)	—	(131)
EBITDA	$(303)	$(856)	$(1,159)	$(1,463)	$(874)	$(2,337)

	Six Months Ended June 30,
	2025 US	2025 CA	2025 Consol.	2024 US	2024 CA	2024 Consol.
Net (loss) income	$(5,843)	$4,486	$(1,357)	$(129)	$2,429	$2,300
Depreciation and amortization	2,058	387	2,445	2,467	528	2,995
Interest income, net	83	12	95	(123)	(10)	(133)
Income tax (benefit) expense	(4)	—	(4)	71	—	71
EBITDA	$(3,706)	$4,885	$1,179	$2,286	$2,947	$5,233

	Three Months Ended June 30,
	2025 US	2025 CA	2025 Consol.	2024 US	2024 CA	2024 Consol.
Net cash provided by operating activities	$6,742	$8,133	$14,875	$1,302	$4,618	$5,920
Changes in working capital and other items	(6,805)	(8,932)	(15,737)	(2,251)	(5,442)	(7,693)
Non-cash adjustments to net loss	(240)	(57)	(297)	(514)	(50)	(564)
EBITDA	$(303)	$(856)	$(1,159)	$(1,463)	$(874)	$(2,337)

	Six Months Ended June 30,
	2025 US	2025 CA	2025 Consol.	2024 US	2024 CA	2024 Consol.
Net cash provided by operating activities	$8,286	$8,341	$16,627	$3,298	$4,492	$7,790
Changes in working capital and other items	(11,335)	(3,345)	(14,680)	(278)	(1,444)	(1,722)
Non-cash adjustments to net (loss) income	(657)	(111)	(768)	(734)	(101)	(835)
EBITDA	$(3,706)	$4,885	$1,179	$2,286	$2,947	$5,233

Liquidity and Capital Resources

Our principal sources of cash are amounts earned from the seismic data acquisition services we provide to our clients. Our principal uses of cash are the amounts used to provide these services, including expenses related to our operations and acquiring new equipment. Accordingly, our cash position depends (as do our revenues) on the level of demand for our services. Historically, cash generated from our operations along with cash reserves have been sufficient to fund our working capital requirements and, to some extent, our capital expenditures. Management believes cash flow from operations, cash on hand and working capital are sufficient to fund operating and investing cash flow requirements, as well as obligations under the Geospace Notes.

Cash Flows. Net cash provided by operating activities was $16.6 million for the six months ended June 30, 2025, compared to net cash provided by operating activities of $7.8 million for the same period of 2024. This increase was primarily due to an increase in deferred revenue.

Net cash used in investing activities was $0.3 million and $1.3 million for the six months ended June 30, 2025, and 2024, respectively. The decrease in cash used in investing activities between periods of $1.0 million was primarily due to a decrease in cash capital expenditures to $0.7 million for the first six months of 2025 compared to capital expenditures of $1.5 million for the same period of 2024.

Net cash used in financing activities was $1.5 million for the six months ended June 30, 2025, and was primarily comprised of principal payments of $1.1 million and $0.4 million under our notes payable and finance leases, respectively. Net cash used in financing activities was

$11.1 million for the six months ended June 30, 2024, and was primarily comprised of dividends paid of $9.9 million, principal payments of $0.8 million and $0.3 million under our notes payable and finance leases, respectively.

Capital Expenditures. The Board of Directors approved the Purchase Agreement to acquire new single node channels for an aggregate purchase price of approximately $24.2 million, paid as follows: (i) approximately $4.8 million paid in cash in connection with the execution of the Purchase Agreement; (ii) approximately $1.2 million will be payable in cash upon acceptance of the third and final delivery of the equipment; and (iii) approximately $18.2 million in the aggregate will be financed by the Geospace Notes, payable by Dawson Operating and the Company, jointly and severally, to GTC, with each Note to be issued in connection with the Dawson Operating’s acceptance of one of the three equipment deliveries.

For the six months ended June 30, 2025, we have spent $0.7 million on capital expenditures, primarily for rolling stock and maintenance capital requirements. Historically, we have funded most of our capital expenditures through cash flow from operations, cash reserves, equipment term loans and finance leases. Under the Purchase Agreement, we are funding our purchase of new single node channels utilizing vendor financing in the form of the Geospace Notes.

Capital Resources. Historically, we have primarily relied on cash flows from operations, cash reserves and borrowings from commercial banks to fund our working capital requirements. In connection with the Purchase Agreement, we have agreed to the terms under the Geospace Notes.

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

Dominion Letters of Credit. As of June 30, 2025, we have no outstanding letters of credit.

Geospace Notes

In connection with the Purchase Agreement, we have agreed to the terms under the Geospace Notes. We executed our first Note under the Geospace Notes on August 8, 2025, for approximately $3.6 million. We anticipate executing our second Note in November 2025 for approximately $10.9 million and executing our third Note in January 2026 for approximately $3.7 million. Each Note will be for a term of 36 months with a fixed interest rate of 8.75%.

Other Indebtedness

As of June 30, 2025, we have three outstanding short-term notes payable to finance companies for various insurance premiums totaling $0.8 million. As of December 31, 2024, we had one outstanding short-term note payable to a finance company for various insurance premiums totaling $168,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Condensed Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024, include finance leases of $2.0 million and $2.4 million, respectively.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of June 30, 2025, and December 31, 2024:

	June 30, 2025	December 31, 2024
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$847	$168
Interest rates 6.35% and 9.47%

The aggregate maturities of finance leases as of June 30, 2025, are as follows (in thousands):

July 2025 - June 2026	$876
July 2026 - June 2027	750
July 2027 - June 2028	338
July 2028 - June 2029	39
July 2029 - June 2030	—
Obligations under finance leases	$2,003

Interest rates on these leases range from 4.86% to 8.74%.

Contractual Obligations

We believe that our capital resources, including our cash on hand, short-term investments and cash flow from operations will be adequate to meet our current operational needs. We believe that we will be able to finance our 2025 capital expenditures through cash flow from operations, borrowings from commercial lenders and the Geospace Notes. However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic climate adversely affects the ability of our customers, and/or potential customers, to promptly pay amounts owing to us under their service contracts with us.

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

There has been no material change in our market risk profile during the three months ended June 30, 2025. For additional information about our market risk profile, refer to "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three and six months ended June 30, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	Not applicable.
(b)	None.
(c)	During the three months ended June 30, 2025, none of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Number	Exhibit

10.1***	Equipment Purchase Agreement, dates as of August 8, 2025, by and between Dawson Operating LLC and GTC, Inc.

10.2*	Purchase Money Security Agreement, dated as of August 8, 2025, by and between Dawson Operating LLC and GTC, Inc.

10.3*	Form of Secured Promissory Note among Dawson Operating LLC, Dawson Geophysical Company and GTC, Inc.

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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
***

Portions of this exhibit have been omitted in compliance with Regulation S-K Item 601(b)(10)(iv) because the Company has determined that the information is not material and is the type that the Company treats s private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAWSON GEOPHYSICAL COMPANY

DATE: August 13, 2025	By:	/s/ William A. Clark
William A. Clark
President and Chief Executive Officer

DATE: August 13, 2025	By:	/s/ Ian Shaw
Ian Shaw
Chief Financial Officer