Form 10-Q
period 2025-09-30
DAWSON GEOPHYSICAL CO
filed 2025-11-13
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 10, 2025
Common Stock, $0.01 par value	31,047,801 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and amounts in thousands, except share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$5,081	$1,385
Accounts receivable, net	2,171	9,970
Prepaid expenses and other current assets	5,934	3,186
Total current assets	13,186	14,541

Property and equipment	250,374	238,064
Less accumulated depreciation	(226,553)	(225,085)
Property and equipment, net	23,821	12,979

Operating lease right-of-use assets	3,209	3,002

Intangibles, net	359	348

Total assets	$40,575	$30,870

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,698	$3,381
Accrued liabilities:
Payroll costs and other taxes	1,403	2,014
Other	1,052	830
Deferred revenue	3,709	1,570
Current maturities of notes payable and finance leases	3,598	1,010
Current maturities of operating lease liabilities	1,075	1,125
Total current liabilities	16,535	9,930

Long-term liabilities:
Notes payable and finance leases, net of current maturities	6,545	1,512
Operating lease liabilities, net of current maturities	2,290	2,131
Deferred tax liabilities, net	16	16
Total long-term liabilities	8,851	3,659

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
31,047,801 and 30,983,437 shares issued and outstanding at September 30, 2025
and December 31, 2024, respectively	310	310
Additional paid-in capital	157,115	157,073
Accumulated deficit	(140,129)	(137,619)
Accumulated other comprehensive loss, net	(2,107)	(2,483)
Total stockholders’ equity	15,189	17,281

Total liabilities and stockholders’ equity	$40,575	$30,870

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited and amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenues:
Fee Revenue	$14,942	$4,663	$38,936	$39,727
Reimbursable Revenue	7,804	9,758	9,739	18,790
	22,746	14,421	48,675	58,517
Operating costs:
Operating expenses
Fee operating expenses	12,655	6,393	31,216	31,712
Reimbursable operating expenses	7,804	9,758	9,739	18,790
Total operating expenses	20,459	16,151	40,955	50,502
General and administrative	2,110	2,630	6,435	7,347
Depreciation and amortization	1,349	1,388	3,794	4,383
	23,918	20,169	51,184	62,232

Loss from operations	(1,172)	(5,748)	(2,509)	(3,715)

Other income (expense):
Interest income	59	72	98	290
Interest expense	(71)	(35)	(205)	(120)
Other income (expense), net	41	59	112	264

Loss before income tax	(1,143)	(5,652)	(2,504)	(3,281)

Income tax (expense) benefit	(10)	35	(6)	(36)

Net loss	(1,153)	(5,617)	(2,510)	(3,317)

Other comprehensive income (loss):
Net unrealized (loss) income on foreign exchange rate translation	(71)	29	376	(241)

Comprehensive loss	$(1,224)	$(5,588)	$(2,134)	$(3,558)

Basic loss per share of common stock	$(0.04)	$(0.18)	$(0.08)	$(0.11)

Diluted loss per share of common stock	$(0.04)	$(0.18)	$(0.08)	$(0.11)

Weighted average equivalent common shares outstanding	31,047,801	30,906,777	31,006,304	30,845,076

Weighted average equivalent common shares outstanding - assuming dilution	31,047,801	30,906,777	31,006,304	30,845,076

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,510)	$(3,317)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,794	4,383
Non-cash operating lease cost	738	851
Non-cash compensation	87	304
Bad debt expense	177	—
Gain on disposal of assets	(382)	(264)
Other	11	1
Change in operating assets and liabilities:
Decrease in accounts receivable	8,023	9,828
(Increase) decrease in prepaid expenses and other assets	(996)	5,240
Increase (decrease) in accounts payable	2,073	(233)
Decrease in accrued liabilities	(427)	(1,166)
Decrease in operating lease liabilities	(836)	(930)
Increase (decrease) in deferred revenue	2,139	(11,138)

Net cash provided by operating activities	11,891	3,559

Cash flows from investing activities:
Capital expenditures, net of non-cash capital expenditures summarized below	(6,117)	(1,557)
Proceeds from disposal of assets	393	382
Proceeds from maturity of short-term investments	—	265

Net cash used in investing activities	(5,724)	(910)

Cash flows from financing activities:
Principal payments on notes payable	(1,795)	(911)
Principal payments on finance leases	(611)	(503)
Tax withholdings related to stock based compensation awards	(45)	(76)
Dividends paid	—	(9,860)

Net cash used in financing activities	(2,451)	(11,350)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(20)	(91)

Net increase (decrease) in cash and cash equivalents and restricted cash	3,696	(8,792)

Cash and cash equivalents and restricted cash at beginning of period	1,385	15,772

Cash and cash equivalents at end of period	$5,081	$6,980

Supplemental cash flow information:
Cash paid for interest	$204	$120
Cash paid for income taxes	$—	$59

Non-cash operating, investing and financing activities:
Increase (decrease) in accrued purchases of property and equipment	$199	$(217)
Finance leases incurred	$718	$985
Increase in right-of-use assets and operating lease liabilities	$909	$—
Financed equipment purchases	$7,541	$—
Financed insurance premiums	$1,746	$—

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and amounts in thousands, except share data)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Accumulated	Comprehensive
	Of Shares	Amount	Capital	Deficit	Loss	Total
Balance January 1, 2025	30,983,437	$310	$157,073	$(137,619)	$(2,483)	$17,281
Net income		—	—	992	—	992
Unrealized loss on foreign exchange rate translation		—	—	—	(30)	(30)
Stock-based compensation expense		—	44	—	—	44
Issuance of common stock as compensation	1,050	—	—	—	—	—
Shares exchanged for taxes on stock-based compensation	(325)	—	—	—	—	—
Balance March 31, 2025	30,984,162	$310	$157,117	$(136,627)	$(2,513)	$18,287
Net loss				(2,349)		(2,349)
Unrealized income on foreign exchange rate translation					477	477
Stock-based compensation expense			43			43
Issuance of common stock as compensation	91,100	—	—			—
Shares exchanged for taxes on stock-based compensation	(27,461)	—	(45)			(45)
Balance June 30, 2025	31,047,801	$310	$157,115	$(138,976)	$(2,036)	$16,413
Net loss				(1,153)		(1,153)
Unrealized loss on foreign exchange rate translation					(71)	(71)
Balance September 30, 2025	31,047,801	$310	$157,115	$(140,129)	$(2,107)	$15,189

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Accumulated	Comprehensive
	Of Shares	Amount	Capital	Deficit	Loss	Total
Balance January 1, 2024	30,812,329	$308	$156,678	$(123,640)	$(1,912)	$31,434
Net income		—	—	5,846	—	5,846
Unrealized loss on foreign exchange rate translation		—	—	—	(160)	(160)
Dividends		—	—	(9,860)	—	(9,860)
Balance March 31, 2024	30,812,329	$308	$156,678	$(127,654)	$(2,072)	$27,260
Net loss				(3,546)		(3,546)
Unrealized loss on foreign exchange rate translation					(110)	(110)
Issuance of common stock as compensation	133,850	1	258			259
Shares exchanged for taxes on stock-based compensation	(39,402)	—	(76)			(76)
Balance June 30, 2024	30,906,777	$309	$156,860	$(131,200)	$(2,182)	$23,787
Net loss				(5,617)		(5,617)
Unrealized income on foreign exchange rate translation					29	29
Stock-based compensation expense			45			45
Balance September 30, 2024	30,906,777	$309	$156,905	$(136,817)	$(2,153)	$18,244

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

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2025, and 2024, include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Dawson Seismic Services Holdings, Inc., Eagle Canada, Inc., Eagle Canada Seismic Services ULC, and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Dividends. The Company records dividends declared as an addition to accumulated deficit when declaration of such dividends is not subject to restrictions in the jurisdictions in which the Company operates, or in conflict with information in the Company’s bylaws.

Allowance for Current Expected Credit Losses. The Company’s allowance for credit losses reflects its current estimate expected to be incurred over the life of the financial instrument and is determined based on a number of factors. Management determines the need for any allowance for credit losses on accounts receivable based on its review of past-due accounts, its past experience of historical write-offs, its current client base, when customer accounts exceed 90 days past due and specific customer account reviews. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. With the adoption of ASU No. 2016-13 in 2020, the Company made an accounting policy election to write off accrued interest amounts by reversing interest income. For the nine months ended September 30, 2025, the Company incurred $177,000 of credit losses. For the three months ended September 30, 2025 the Company incurred no credit losses. The Company's allowance for credit losses was $250,000 at September 30, 2025 and December 31, 2024.

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

Impairment of Long-lived Assets. Long-lived assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value of the asset group may not be recoverable. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the asset group and the fair value of the asset group is below its carrying value. Depending upon the facts and circumstances, when indicators of asset impairment exist, management will test the asset group for impairment through developing a forecast of future undiscounted cash flows expected to be generated by the asset group or by estimating the fair value of assets within the asset group in lieu of detailed cash flow projections. If either the future undiscounted cashflows expected to be generated by the asset group or the fair of the assets within the asset group exceeds the carrying value of the asset group no impairment would be recognized. During the year ended December 31, 2024, management tested two of its asset groups for impairment through estimating the fair value of certain assets within the asset groups using a market approach or cost approach, as applicable. Because the fair value of these assets collectively exceeded the carrying value of the asset group, no impairment charges were recognized for the year ended December 31, 2024. No impairment test was required during the three and nine months ended September 30, 2025.

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

Additionally, the Company’s policy includes (i) ignoring the financing component when estimating the transaction price for service contracts completed within one year, (ii) excluding sales tax collected from the customer when determining the transaction price, and (iii) expensing incremental costs to obtain a customer contract if the amortization period for those costs would otherwise be one year or less. See note 5 for additional disclosures related to disaggregated revenue.

Share-based compensation. We measure and record compensation expense for share-based payment awards to employees and outside directors based on estimated grant date fair values. Grant date fair value is determined by averaging the high and low stock price on the grant date. We recognize compensation costs for awards granted over the requisite service period based on the grant date fair value in fee operating expenses and general and administrative expenses on our consolidated statements of operations. During the three and nine months ended September 30, 2025 we granted 0 and 5,050 shares, respectively. For the nine months ended September 30, 2025, we recognized expense related to restricted stock unit awards of $70,000 and $17,000 in fee operating expenses and general and administrative expenses, respectively. Additionally, we recognize forfeitures of share-based compensation as they occur.

Risks and Uncertainties. The Company’s ability to be profitable in the future will depend on many factors beyond its control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies. The Company incurred net losses of $1.2 million and $5.6 million for the three months ended September 30, 2025 and 2024, respectively. The Company incurred a net losses of $2.5 million and $3.3 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had $5.1 million in cash, and a negative working capital balance of $3.3 million. The Company believes that our cash flows from operations, and our current financial position are adequate to fund our continued operations.

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

In  July 2025, the FASB issued ASU 2025-05, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU introduces a practical expedient to simplify the application of Topic 326, Financial Instruments - Credit Losses, to current accounts receivable and current contract assets arising from revenue transactions accounted for under topic 606, Revenue from Contracts with Customers. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of this standard on its disclosures.

3. EQUIPMENT PURCHASE AGREEMENT

In August 2025, Dawson Operating LLC (“Dawson Operating”), a wholly-owned subsidiary of Dawson Geophysical Company, entered into an equipment purchase agreement with GTC, Inc. (“GTC”), a wholly-owned subsidiary of Geospace Technologies Corporation (“Geospace”), pursuant to which, among other things, Dawson Operating agreed to acquire new single point node channels from GTC in three shipments for an aggregate purchase price of approximately $24.2 million (the “Equipment Purchase Agreement”) subject to the terms and conditions thereof. The Company paid cash of approximately $4.8 million upon execution of the Equipment Purchase Agreement, agreed to pay approximately $1.2 million in cash upon final delivery, and agreed to finance approximately $18.2 million through separate promissory notes to be issued in connection with each delivery of equipment (each, a “Geospace Note” and collectively, the “Geospace Notes”). Each Geospace Note is payable by Dawson Geophysical Company and Dawson Operating, jointly and severally, to GTC. The Geospace Notes will each have a term of 36 months, bear a fixed interest rate of 8.75% annually and may be prepaid in whole or in part at any time without penalty.

As of September 30, 2025, the Company has taken delivery of $10.4 million of equipment and issued two Geospace Notes with an aggregate principal of approximately $7.5 million.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

At September 30, 2025 and December 31, 2024, the Company’s financial instruments included cash and cash equivalents, accounts receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating lease liabilities. Due to the short-term maturities of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes payable approximate their fair value based on comparisons with the prevailing market interest rate. The fair values of the Company’s notes payable are level 2 measurements in the fair value hierarchy.

5. OPERATING SEGMENTS

The Company’s chief operating decision maker (President and Chief Executive Officer) reviews the discrete segment financial information on a geographic basis for the U.S. operations and Canada Operations. The revenue for both of the Company’s segments is generated by the same services, which utilize the same type of equipment and personnel. As a result, the Company has two reportable segments, U.S. Operations and Canada Operations. The performance of our segments is evaluated primarily on Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss), before (i) interest expense, net, (ii) income tax expense or benefit, (iii) depreciation, depletion and amortization and (iv) other unusual items. For the three and nine months ended September 30, 2025, and 2024, there were no unusual items and therefore Adjusted EBITDA and EBITDA were equal.

Beginning in the year ended December 31, 2024, a portion of the management charges incurred by the U.S. segment were allocated to the Canadian segment based upon an activity level determined to be appropriate by management. These charges totaled approximately $23,000 and $19,000 for the three months ended September 30, 2025 and 2024, respectively and approximately $237,000 and $191,000 for the nine months ended September 30, 2025 and 2024, respectively.

The following tables present the Company’s income statements by operating segment (in thousands):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	USA Operations	Canada Operations	Consolidated	USA Operations	Canada Operations	Consolidated
Operating revenues
Fee revenue	$14,776	$166	$14,942	$25,906	$13,030	$38,936
Reimbursable revenue	7,803	1	7,804	9,489	250	9,739
	22,579	167	22,746	35,395	13,280	48,675

Operating costs:
Fee operating expenses	11,729	926	12,655	23,086	8,130	31,216
Reimbursable operating expenses	7,803	1	7,804	9,489	250	9,739
Operating expenses	19,532	927	20,459	32,575	8,380	40,955
General and administrative	1,839	271	2,110	5,392	1,043	6,435
Depreciation and amortization	1,160	189	1,349	3,218	576	3,794
	22,531	1,387	23,918	41,185	9,999	51,184

Income (loss) from operations	48	(1,220)	(1,172)	(5,790)	3,281	(2,509)

Other income (expense):
Interest income	49	10	59	75	23	98
Interest expense	(60)	(11)	(71)	(169)	(36)	(205)
Other income (expense), net	33	8	41	107	5	112
Income (loss) before income tax	70	(1,213)	(1,143)	(5,777)	3,273	(2,504)
Income tax expense	(10)	—	(10)	(6)	—	(6)
Net income (loss)	$60	$(1,213)	$(1,153)	$(5,783)	$3,273	$(2,510)
Other Comprehensive income (loss):
Net unrealized (loss) income on foreign exchange rate translation	-	(71)	(71)	-	376	376
Comprehensive income (loss)	$60	$(1,284)	$(1,224)	$(5,783)	$3,649	$(2,134)

EBITDA	$1,241	$(1,023)	$218	$(2,465)	$3,862	$1,397

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	USA Operations	Canada Operations	Consolidated	USA Operations	Canada Operations	Consolidated
Operating revenues
Fee revenue	$4,652	$11	$4,663	$31,260	$8,467	$39,727
Reimbursable revenue	9,758	—	9,758	18,753	37	18,790
	14,410	11	14,421	50,013	8,504	58,517

Operating costs:
Fee operating expenses	5,652	741	6,393	26,193	5,519	31,712
Reimbursable operating expenses	9,758	—	9,758	18,753	37	18,790
Operating expenses	15,410	741	16,151	44,946	5,556	50,502
General and administrative	2,405	225	2,630	6,416	931	7,347
Depreciation and amortization	1,144	244	1,388	3,611	772	4,383
	18,959	1,210	20,169	54,973	7,259	62,232

(Loss) income from operations	(4,549)	(1,199)	(5,748)	(4,960)	1,245	(3,715)

Other income (expense):
Interest income	58	14	72	246	44	290
Interest expense	(24)	(11)	(35)	(89)	(31)	(120)
Other income (expense), net	57	2	59	287	(23)	264
(Loss) income before income tax	(4,458)	(1,194)	(5,652)	(4,516)	1,235	(3,281)
Income tax benefit (expense)	35	—	35	(36)	—	(36)
Net (loss) income	$(4,423)	$(1,194)	$(5,617)	$(4,552)	$1,235	$(3,317)
Other Comprehensive income (loss):
Net unrealized income (loss) on foreign exchange rate translation	—	29	29	—	(241)	(241)
Comprehensive (loss) income	$(4,423)	$(1,165)	$(5,588)	$(4,552)	$994	$(3,558)

EBITDA	$(3,348)	$(953)	$(4,301)	$(1,062)	$1,994	$932

The following tables present the Company’s total assets, net property and equipment, capital expenditures and operating right of use assets disaggregated by operating segment (in thousands):

	September 30,	December 31,
	2025	2024
Total Assets
United States	$35,384	$21,257
Canada	5,191	9,613
Total Assets	$40,575	$30,870

	September 30,	December 31,
	2025	2024
Net Property and Equipment
United States	$21,760	$10,818
Canada	2,061	2,161
Total	$23,821	$12,979

	September 30,	September 30,
	2025	2024
Capital Expenditures
United States	$14,170	$1,120
Canada	405	1,205
Total Capital Expenditures	$14,575	$2,325

	September 30,	December 31,
	2025	2024
Net Operating Right-of-use Assets
United States	$2,221	$1,881
Canada	988	1,121
Total	$3,209	$3,002

The reconciliation of the Company’s EBITDA to net income (loss) which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended September 30,
	2025 US	2025 CA	2025 Consol.	2024 US	2024 CA	2024 Consol.
Net income (loss)	$60	$(1,213)	$(1,153)	$(4,423)	$(1,194)	$(5,617)
Depreciation and amortization	1,160	189	1,349	1,144	244	1,388
Interest expense (income), net	11	1	12	(34)	(3)	(37)
Income tax expense (benefit)	10	—	10	(35)	—	(35)
EBITDA	$1,241	$(1,023)	$218	$(3,348)	$(953)	$(4,301)

	Nine Months Ended September 30,
	2025 US	2025 CA	2025 Consol.	2024 US	2024 CA	2024 Consol.
Net (loss) income	$(5,783)	$3,273	$(2,510)	$(4,552)	$1,235	$(3,317)
Depreciation and amortization	3,218	576	3,794	3,611	772	4,383
Interest expense (income), net	94	13	107	(157)	(13)	(170)
Income tax expense	6	—	6	36	—	36
EBITDA	$(2,465)	$3,862	$1,397	$(1,062)	$1,994	$932

6. DEBT

Letters of Credit

As of September 30, 2025, the Company has no outstanding letters of credit.

Geospace Notes

In connection with the Equipment Purchase Agreement, as of September 30, 2025, the Company has issued two Geospace Notes. Dawson Operating and Dawson Geophysical Company issued the first Geospace Note on August 8, 2025, for approximately $3.6 million. Dawson Operating and Dawson Geophysical Company issued the second Geospace Note on September 29, 2025 for approximately $3.9 million. Each Note has a term of 36 months with a fixed interest rate of 8.75% annually and may be prepaid in whole or in part at any time without penalty. The combined monthly principal and interest payments due on these notes totals approximately $239,000. These notes are collateralized by both the equipment purchased and two owned properties in Midland that consist of a 61,402 square foot property used as a field office and a 6,600 square foot property used as an inventory and storage facility.

Other Indebtedness

As of September 30, 2025, the Company has two short-term notes payable to finance companies for various insurance premiums totaling $0.2 million. As of December 31, 2024, the Company had one outstanding short-term note payable to a finance company for various insurance premiums totaling $168,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Condensed Consolidated Balance Sheet as of September 30, 2025, and December 31, 2024, include finance leases of $2.5 million and $2.4 million, respectively.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$206	$168
Interest rates range from 6.35% to 9.47%

The aggregate maturities of notes payable for equipment purchases as of September 30, 2025, are as follows (in thousands):

October 2025 - September 2026	$2,306
October 2026 - September 2027	2,516
October 2027 - September 2028	2,631
Obligations under notes payable	$7,453

Interest rates on these notes are 8.75%.

The aggregate maturities of finance leases (net of imputed interest) as of September 30, 2025, are as follows (in thousands):

October 2025 - September 2026	$1,086
October 2026 - September 2027	869
October 2027 - September 2028	418
October 2028 - September 2029	111
October 2029 - September 2030	—
Obligations under finance leases	$2,484

Interest rates on these leases range from 4.86% to 8.74%.

7. LEASES

The Company leases certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable operating leases for office and shop space in Midland and Plano Texas, and Calgary, Alberta. The Company extended and modified its Midland office operating lease during the third quarter of 2025, otherwise, there have been no material changes to our other leases since the Company’s most recent Annual Report on Form 10-K that was filed with the SEC on April 2, 2025.

Maturities of lease liabilities as of September 30, 2025, are as follows (in thousands):

	Operating Leases	Finance Leases
October 2025 - September 2026	$1,247	$1,207
October 2026 - September 2027	969	928
October 2027 - September 2028	661	436
October 2028 - September 2029	632	113
October 2029 - September 2030	244	—
Thereafter	—	—
Total payments under lease agreements	3,753	2,684

Less imputed interest	(388)	(200)

Total lease liabilities	$3,365	$2,484

8. COMMITMENTS AND CONTINGENCIES

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

9. NET INCOME (LOSS) PER SHARE

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

The computation of basic and diluted income (loss) per share (in thousands, except share and per share data) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(1,153)	$(5,617)	$(2,510)	$(3,317)
Weighted average common shares outstanding
Basic	31,047,801	30,906,777	31,006,304	30,845,076
Dilutive common stock options, restricted stock unit awards and restricted stock awards	—	—	—	—
Diluted	31,047,801	30,906,777	31,006,304	30,845,076
Basic loss per share of common stock	$(0.04)	$(0.18)	$(0.08)	$(0.11)
Diluted loss per share of common stock	$(0.04)	$(0.18)	$(0.08)	$(0.11)

The Company had a net loss for the three and nine months ended September 30, 2025, and 2024. As a result, all stock options, restricted stock unit awards and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for those periods. There were no potentially dilutive securities during the three months ended September 30, 2025.

The following weighted average numbers of stock options, restricted stock unit awards and restricted stock awards have been excluded from the calculation of diluted loss per share of common stock, as their effect would be anti-dilutive for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock units	—	94,532	57,924	32,799
Total	—	94,532	57,924	32,799

10. INCOME TAXES

For the three and nine months ended September 30, 2025, the Company’s effective tax rates were -0.9% and -0.2%, respectively. For the three and nine months ended September 30, 2024, the Company’s effective tax rates were 0.6% and -1.1%, respectively. The Company’s nominal effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

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

The Company has recorded valuation allowances against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, a federal valuation allowance and additional state valuation allowances were maintained during the three and nine months ended September 30, 2025 and 2024. In addition, due to the Company’s recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowances considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

11. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Contract Assets (in thousands)

Contract assets were $0.4 million and $4.3 million at January 1, 2025 and 2024, respectively. The Company’s contract assets incurred to fulfill contracts with customers at September 30, 2025 and 2024, were $2.4 million and $0.4 million, respectively.

Contract assets at September 30, 2025, compared to January 1, 2025, increased primarily as a result of new projects for clients with large third party reimbursables where data had not yet been recorded. Contract assets at September 30, 2024, compared to January 1, 2024, decreased primarily as a result of the completion of several projects during that nine month period that had deferred fulfillment costs at January 1, 2025.

The amount of total contract assets amortized for the nine months ended September 30, 2025, and 2024, was $10.1 million and $22.7 million, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue (in thousands)

Deferred revenue was $1.6 million and $11.8 million at January 1, 2025 and 2024, respectively. The Company’s deferred revenue at September 30, 2025 and 2024 was $3.7 million and $0.7 million, respectively.

Deferred revenue at September 30, 2025 compared to January 1, 2025 increased primarily as a result of new projects for clients with large third party reimbursables where data had not yet been recorded. Deferred revenue at September 30, 2024, compared to January 1, 2024, decreased primarily as a result of completing projects for clients with prepayments for third party reimbursables.

Revenue recognized for the nine months ended September 30, 2025 and 2024 that was included in the contract liability balance at the beginning of 2025 and 2024 was $1.6 million and $11.8 million, respectively.

Accounts Receivable (in thousands)

Accounts receivable related to contracts with customers was $9.9 million and $12.5 million at January 1, 2025 and 2024, respectively.

Accounts receivable related to contracts with customers was $2.1 million and $2.8 million at September 30, 2025 and 2024, respectively.

Related Party Transactions

For the three and nine months ended September 30, 2025, the Company incurred related party expenses totaling approximately $33,000 and $128,000, respectively. These are charges by various commonly controlled companies of Wilks Brothers, LLC, the holder of approximately 80% of the Company’s outstanding stock. All transactions for the year consisted of trucking charges. As of September 30, 2025, the Company had approximately $19,000 outstanding related party accounts payable.

For the three and nine months ended September 30, 2024, the Company incurred related party expenses totaling approximately $20,000 and $132,000, respectively. These transactions consisted of trucking charges of $117,000, merger-related charges of $6,000 and client hosting expenses of $9,000. For the three and nine months ended September 30, 2024, the Company received related party revenue of $8,000 and $22,000, respectively, for partial use of leased office space.

12. SUBSEQUENT EVENTS

Geospace Notes

Following the execution of the Equipment Purchase Agreement, the parties agreed to deliver a portion of the third delivery ahead of the originally scheduled date, and an additional Geospace Note was issued in connection with the additional delivery. On October 28, 2025, the Company executed the Third Geospace Note for approximately $3.5 million. On November 3, 2025, the Company received the remainder of its originally scheduled third delivery of nodal equipment and a Geospace Note was issued in connection with the delivery for approximately $3.5 million. Both notes have terms of 36 months with interest rates of 8.75% and will have combined monthly payments of principal and interest totaling approximately $222,000 per month.

Revolving Credit Note

On October 31, 2025, Dawson Geophysical Company and Dawson Operating, as borrowers (the “Borrowers”), entered into a Revolving Credit Note (the “Revolving Credit Note”) in favor of Equify Financial, as lender (the “Lender”), a related party affiliated through common control.

Pursuant to the Revolving Credit Note, the Borrowers, jointly and severally, may, from time to time until November 20, 2028, request loans from the Lender for up to an aggregate principal amount of $5,035,032. The loans outstanding under the Revolving Credit Note are payable by the Borrowers in thirty-six (36) monthly installments of principal in the amount of $139,862, together with all accrued and unpaid interest on the outstanding principal balance thereunder, commencing on December 20, 2025, and continuing thereafter until the maturity date. The interest rate applicable to loans outstanding under the Revolving Credit Note is a rate per annum equal to 13%.

The maximum borrowing limit under the Revolving Credit Note is initially $5,035,032, and such amount is reduced by $139,862 on each monthly payment date. The Borrowers may prepay up to 75% of the then outstanding principal and accrued but unpaid interest at any time without a prepayment fee. The obligations under the Revolving Credit Note are secured by a lien on the Company’s vibrator energy source vehicles, pursuant to a Security Agreement by and between the Company and Lender, dated as of October 31, 2025.

All outstanding amounts owed under the Revolving Credit Note become due and payable no later than the maturity date of November 20, 2028, and are subject to acceleration upon the occurrence of events of default which the Company considers usual and customary for an agreement of this type, including failure to make payments under the Revolving Credit Note, non-performance of covenants and obligations or insolvency or bankruptcy (as defined in the Revolving Credit Note).

Executive Stock Compensation Agreement

On October 27, 2025, the Compensation Committee of the Board of Directors granted 150,000 restricted stock units to Tony Clark, President and Chief Executive Officer and 100,000 restricted stock units to Ray Mays, Executive Vice President and Chief Operating Officer. The restricted stock units vest over three years with one third vesting on the first anniversary date, one third vesting on the second anniversary date and one third vesting on the third anniversary date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Statements other than statements of historical fact included in this Form 10-Q that relate to forecasts, estimates or other expectations regarding future events, including without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” regarding technological advancements and our financial position, business strategy, and plans and objectives of our management for future operations, may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or the Company’s future financial or operating performance and may be identified by words such as “may,” “should,” “expect,” “intend,” “will,” “estimate,” “anticipate,” “believe,” “predict,” or similar words.  Such statements include, but are not limited to, statements about the Company’s future financial or operating performance, statements of the Company’s position in the marketplace; statements about the Company’s growth potential and strategies for growth;  statements about the Company’s ability to realize the benefits expected from the new single node channels; and any indication that the Company may be able to sustain or increase its sales, earnings or earnings per share, or its sales, earnings or earnings per share growth rates.  Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. These factors include, but are not limited to, risks relating to the efficacy of the purchased single node channels; the risk that the delivery of the equipment may not be delivered in a timely manner or at all; the Company’s ability to execute its business strategies and plans for growth; the failure to operationalize the acquired equipment in a timely manner or at all; risks associated with the Company’s ability to finance the transaction contemplated by the Purchase Agreement; our status as a controlled public company, which exempts us from certain corporate governance requirements; the limited market for our common stock; the impact of general economic, industry, market or political conditions, including tariffs; dependence upon energy industry spending; changes in exploration and production spending by our customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of our customers, particularly during extended periods of low prices for crude oil and natural gas; the volatility of oil and natural gas prices and markets; changes in economic conditions; surplus in the supply of oil and the ability of the Organization of the Petroleum Exporting Countries and its allies, collectively known as OPEC+, to agree on and comply with supply limitations; the potential for contract delays; reductions or cancellations of service contracts; limited number of customers; credit risk related to our customers; reduced utilization; high fixed costs of operations and high capital requirements; industry competition; external factors affecting the Company’s crews such as weather interruptions and inability to obtain land access rights of way; whether the Company enters into turnkey or day rate contracts; crew productivity;  risks that the Company’s cash reserves, liquidity or capital resources may be insufficient;  risks related to our indebtedness and compliance with covenants contained in our revolving credit note; the Company’s ability to execute its business strategies and plans for growth; the failure to operationalize the new single node channels in a timely manner or at all; disruptions in the global economy, including unrest in the Middle East, export controls and financial and economic sanctions imposed on certain industry sectors and parties as a result of the developments in Ukraine and related activities, and whether or not a future transaction or other action occurs that causes the Company to be delisted from Nasdaq and no longer be required to make filings with the Securities and Exchange Commission (the “SEC”). The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements wherever they appear in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. A discussion of these and other factors, including risks and uncertainties, is set forth in the Company’s Annual Report on Form 10-K that was filed with the SEC on April 2, 2025 and any subsequent Quarterly Reports on Form 10-Q filed with the SEC. The Company disclaims any intention or obligation to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In August 2025, Dawson Operating LLC (“Dawson Operating”), a wholly-owned subsidiary of Dawson Geophysical Company, entered into an equipment purchase agreement with GTC, Inc. (“GTC”), a wholly-owned subsidiary of Geospace Technologies Corporation (“Geospace”), pursuant to which, among other things, Dawson Operating agreed to acquire new single point node channels from GTC in three shipments for an aggregate purchase price of approximately $24.2 million (the “Equipment Purchase Agreement”) subject to the terms and conditions thereof. The Company paid cash of approximately $4.8 million upon execution of the Equipment Purchase Agreement, agreed to pay approximately $1.2 million in cash upon final delivery, and agreed to finance approximately $18.2 million through separate promissory notes to be issued in connection with each delivery of equipment (each, a “Geospace Note” and collectively, the “Geospace Notes”). Each Geospace Note is payable by Dawson Geophysical Company and Dawson Operating, jointly and severally, to GTC. The Geospace Notes will each have a term of 36 months, bear a fixed interest rate of 8.75% annually and may be prepaid in whole or in part at any time without penalty.

As of September 30, 2025, we have taken delivery of $10.4 million of equipment and issued two Geospace Notes with an aggregate principal of approximately $7.5 million. We immediately deployed our first delivery of this equipment in August, with promising results.

In the United States, we continued to operate one large channel crew throughout the third quarter utilizing our legacy channels. That crew is scheduled to complete recording on that project in mid-November and immediately start another large channel project utilizing the new single node channels. That project is anticipated to end in the second quarter of 2026. Our seasonal operations in Canada resumed in October, and we expect them to ramp up into another successful season. We have multiple small channel crew jobs contracted in the fourth quarter in the United States and Canada and expect our revenue to continue to increase quarter-over-quarter.

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

Results of Operations

U.S. Fee Revenues. Acquisition revenues for the third quarter of 2025 increased 217.6% to $14.8 million compared to $4.7 million for the same period of 2024. The increase was primarily due to increased crew utilization. Acquisition revenues for the first nine months of 2025 decreased 17.1% to $25.9 million compared to $31.3 million for the same period of 2024. The decrease was primarily due to a decrease in crew utilization in the first quarter of 2025 compared to 2024.

Canadian Fee Revenues. Acquisition revenues for the third quarter of 2025 increased to $166,000 compared to $11,000 for the same period of 2024. Acquisition revenues for the first nine months of 2025 increased 53.9% to $13.0 million compared to $8.5 million for the same period of 2024. The increase in both periods was primarily due to completion of additional projects during the third quarter of 2025 in addition to increased crew utilization for the first nine months of 2025, compared to the same period of 2024.

Total Revenues. Revenues for the third quarter of 2025 were $22.7 million compared to $14.4 million for the same period of 2024. Total revenues included a decrease of $2.0 million in reimbursable revenues. Revenues for the first nine months of 2025 were $48.7 million compared to $58.5 million for the same period of 2024. Total revenues included a decrease of $9.1 million in reimbursable revenues.

U.S. Fee Operating Expenses. Acquisition expenses for the third quarter of 2025 increased 107.5% to $11.7 million compared to $5.7 million for the same period of 2024. The increase was primarily due to costs associated with increased crew utilization during the period. Acquisition expenses for the first nine months of 2025 decreased 11.9% to $23.1 million from $26.2 million for the same period of 2024. The decrease was primarily due to an overall decrease in crew utilization for the period.

Canadian Fee Operating Expenses. Acquisition expenses for the third quarter of 2025 increased 25.0% to $0.9 million compared to $0.7 million for the same period of 2024. The increase was primarily due to an overall increase in crew production and utilization during the period. Acquisition expenses for the first nine months of 2025 increased 47.3% to $8.1 million from $5.5 million for the same period of 2024. The increase was primarily due to increased crew utilization.

Reimbursable Revenues and Costs. These revenues and expenses are passed through to our clients and are job specific and vary significantly from year to year. The costs are agreed to by our clients prior to contracting with outside vendors for the various tasks.

General and Administrative Expenses. During the third quarter of 2025, general and administrative expenses decreased 19.8% to $2.1 million compared to $2.6 million for the same period of 2024. During the first nine months of 2025 general and administrative expenses decreased 12.4% to $6.4 million compared to $7.3 million for the same period of 2024. The decrease was primarily due to our focus on cost reduction initiatives.

Depreciation and Amortization Expense. Depreciation and amortization expenses for the third quarter and first nine months of 2025 totaled $1.3 million and $3.8 million, respectively, compared to $1.4 million and $4.4 million for the same periods of 2024. Depreciation expenses decreased in 2025 compared to 2024 primarily due to multiple years of reduced capital expenditures. We expect depreciation expense to increase resulting from the purchase of the new single point node channels under the Equipment Purchase Agreement.

Total Operating Costs. Total operating costs for the third quarter of 2025 were $23.9 million, representing a 18.6% increase from the same period of 2024. The operating expenses for the first nine months of 2025 were $51.2 million, representing a 17.8% decrease from the same period of 2024. The increase in operating expenses for the third quarter and decrease for the first nine months of 2025 compared to 2024 was primarily due to the factors described above.

Interest Expense. Interest expenses for the third quarter of 2025 were $71,000, compared to 35,000 for the same period of 2024. Interest expenses for the first nine months of 2025 were $205,000 compared to $120,000 for the same period of 2024. The primary factors for the increase in interest expense for both periods is additional debt from capital leases and the addition of the Geospace equipment notes.

Income Taxes. Income tax expenses for the third quarter and first nine months of 2025 were $10,000 and $6,000, respectively, compared to income tax benefit of $35,000 for the third quarter of 2024 and income tax expense of $36,000 for the first nine months of 2024. These amounts represent effective tax rates of -0.9% and -0.2% for the third quarter and first nine months of 2025, compared to 0.6% and -1.1% for the same periods of 2024. The Company’s nominal effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

Our effective tax rates differ from the statutory federal rate of 21.0% for certain items such as state and local taxes, valuation allowances, and non-deductible expenses. For further information, see Note 10 of the Notes to the Condensed Consolidated Financial Statements.

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

We also understand that such data are used by investors to assess our performance. However, the term EBITDA is not defined under generally accepted accounting principles (“GAAP”), and EBITDA is not a measure of operating income or operating performance presented in accordance with GAAP. When assessing our operating performance, investors and others should not consider this data in isolation or as a substitute for net income (loss), cash flow from operating activities or other cash flow data calculated in accordance with GAAP. In addition, our EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies since other companies may not calculate EBITDA in the same manner as us. Further, the results presented by EBITDA cannot be achieved without incurring the costs that the measure excludes: interest, taxes, depreciation and amortization, and other unusual items. For the three and nine months ended September 30, 2025, and 2024, there were no unusual items and therefore Adjusted EBITDA and EBITDA were equal, and only EBITDA is presented.

The reconciliation of our EBITDA to our Net income (loss) and net cash provided by operating activities, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended September 30,
	2025 US	2025 CA	2025 Consol.	2024 US	2024 CA	2024 Consol.
Net income (loss)	$60	$(1,213)	$(1,153)	$(4,423)	$(1,194)	$(5,617)
Depreciation and amortization	1,160	189	1,349	1,144	244	1,388
Interest expense (income), net	11	1	12	(34)	(3)	(37)
Income tax expense (benefit)	10	—	10	(35)	—	(35)
EBITDA	$1,241	$(1,023)	$218	$(3,348)	$(953)	$(4,301)

	Nine Months Ended September 30,
	2025 US	2025 CA	2025 Consol.	2024 US	2024 CA	2024 Consol.
Net (loss) income	$(5,783)	$3,273	$(2,510)	$(4,552)	$1,235	$(3,317)
Depreciation and amortization	3,218	576	3,794	3,611	772	4,383
Interest expense (income), net	94	13	107	(157)	(13)	(170)
Income tax expense	6	—	6	36	—	36
EBITDA	$(2,465)	$3,862	$1,397	$(1,062)	$1,994	$932

	Three Months Ended September 30,
	2025 US	2025 CA	2025 Consol.	2024 US	2024 CA	2024 Consol.
Net cash used in operating activities	$(4,042)	$(694)	$(4,736)	$(3,331)	$(900)	$(4,231)
Changes in working capital and other items	5,459	(271)	5,188	252	(2)	250
Non-cash adjustments to net income (loss)	(176)	(58)	(234)	(269)	(51)	(320)
EBITDA	$1,241	$(1,023)	$218	$(3,348)	$(953)	$(4,301)

	Nine Months Ended September 30,
	2025 US	2025 CA	2025 Consol.	2024 US	2024 CA	2024 Consol.
Net cash provided by (used in) operating activities	$4,244	$7,647	$11,891	$(33)	$3,592	$3,559
Changes in working capital and other items	(5,877)	(3,615)	(9,492)	(26)	(1,446)	(1,472)
Non-cash adjustments to net (loss) income	(832)	(170)	(1,002)	(1,003)	(152)	(1,155)
EBITDA	$(2,465)	$3,862	$1,397	$(1,062)	$1,994	$932

Liquidity and Capital Resources

Our principal sources of cash are amounts earned from the seismic data acquisition services we provide to our clients. Our principal uses of cash are the amounts used to provide these services, including expenses related to our operations and acquiring new equipment. Accordingly, our cash position depends (as do our revenues) on the level of demand for our services. Historically, cash generated from our operations along with cash reserves has been sufficient to fund our working capital requirements and, to some extent, our capital expenditures. Management believes cash flow from operations, cash on hand and amounts available under our Revolving Credit Note (defined below) are sufficient to fund operating and investing cash flow requirements, as well as obligations under the Geospace Notes.

Cash Flows. Net cash provided by operating activities was $11.9 million for the nine months ended September 30, 2025, compared to net cash provided by operating activities of $3.6 million for the same period of 2024. This increase was primarily due to an increase in deferred revenue.

Net cash used in investing activities was $5.7 million and $0.9 million for the nine months ended September 30, 2025, and 2024, respectively. The increase in cash used in investing activities between periods of $4.8 million was primarily due to an increase in cash capital expenditure to $6.1 million for the first nine months of 2025 compared to capital expenditures of $1.6 million for the same period of 2024.

Net cash used in financing activities was $2.5 million for the nine months ended September 30, 2025, and was primarily comprised of principal payments of $1.8 million and $0.6 million under our notes payable and finance leases, respectively. Net cash used in financing activities was $11.4 million for the nine months ended September 30, 2024, and was primarily comprised of dividends paid of $9.9 million, principal payments of $0.9 million and $0.5 million under our notes payable and finance leases, respectively.

Capital Expenditures. For the nine months ended September 30, 2025, we have spent $12.6 million on capital expenditures, primarily for new node channels and rolling stock and maintenance capital requirements. Historically, we have funded most of our capital expenditures through cash flow from operations, cash reserves, equipment term loans and finance leases. Under the Purchase Agreement, we are partially funding our purchase of new single node channels utilizing vendor financing in the form of the Geospace Notes.

Capital Resources. Historically, we have primarily relied on cash flows from operations, cash reserves and borrowings from commercial banks to fund our capital requirements. In connection with the Equipment Purchase Agreement, we issued the Geospace Notes.

Special Cash Dividend. Declared on March 28, 2024, the $0.32 per share special cash dividend on the Company’s common stock was paid on May 6, 2024 to stockholders of record as of the close of business on April 22, 2024. The aggregate payment was approximately $9.9 million.

Revolving Credit Note

On October 31, 2025, Dawson Geophysical Company and Dawson Operating, as borrowers (the “Borrowers”), entered into a Revolving Credit Note (the “Revolving Credit Note”) in favor of Equify Financial, as lender (the “Lender”), a related party affiliated through common control.

Pursuant to the Revolving Credit Note, the Borrowers, jointly and severally, may, from time to time until November 20, 2028, request loans from the Lender for up to an aggregate principal amount of $5,035,032. The loans outstanding under the Revolving Credit Note are payable by the Borrowers in thirty-six (36) monthly installments of principal in the amount of $139,862, together with all accrued and unpaid interest on the outstanding principal balance thereunder, commencing on December 20, 2025, and continuing thereafter until the maturity date. The interest rate applicable to loans outstanding under the Revolving Credit Note is a rate per annum equal to 13%.

The maximum borrowing limit under the Revolving Credit Note is initially $5,035,032, and such amount is reduced by $139,862 on each monthly payment date. The Borrowers may prepay up to 75% of the then outstanding principal and accrued but unpaid interest at any time without a prepayment fee.

The obligations under the Revolving Credit Note are secured by a lien on the Company’s vibrator energy source vehicles, pursuant to a Security Agreement by and between the Company and Lender, dated as of October 31, 2025.

All outstanding amounts owed under the Revolving Credit Note become due and payable no later than the maturity date of November 20, 2028, and are subject to acceleration upon the occurrence of events of default which the Company considers usual and customary for an agreement of this type, including failure to make payments under the Revolving Credit Note, non-performance of covenants and obligations or insolvency or bankruptcy (as defined in the Revolving Credit Note).

Geospace Notes

In connection with the Purchase Agreement, we have agreed to the terms under the Geospace Notes. We executed our first Note under the Geospace Notes on August 8, 2025, for approximately $3.6 million. We executed our second Note in September 2025 for approximately $3.9 million. Each Note will be for a term of 36 months with a fixed interest rate of 8.75% the combined monthly principal and interest payments due on these notes totals approximately $239,000. These notes are collateralized by both the equipment purchased and two owned properties in Midland that consist of a 61,402 square foot property used as a field office and a 6,600 square foot property used as an inventory and storage facility.

Other Indebtedness

As of September 30, 2025, we have two outstanding short-term notes payable to finance companies for various insurance premiums totaling $0.2 million. As of December 31, 2024, we had one outstanding short-term note payable to a finance company for various insurance premiums totaling $168,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Condensed Consolidated Balance Sheet as of September 30, 2025 and December 31, 2024, include finance leases of $2.5 million and $2.4 million, respectively.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$206	$168
Interest rates range from 6.35% to 9.47%

The aggregate maturities of notes payable for equipment purchases as of September 30, 2025, are as follows (in thousands):

October 2025 - September 2026	$2,306
October 2026 - September 2027	2,516
October 2027 - September 2028	2,631
Total notes payable	$7,453

The aggregate maturities of finance leases (net of imputed interest) as of September 30, 2025, are as follows (in thousands):

October 2025 - September 2026	$1,086
October 2026 - September 2027	869
October 2027 - September 2028	418
October 2028 - September 2029	111
October 2029 - September 2030	—
Obligations under finance leases	$2,484

Interest rates on these leases range from 4.86% to 8.74%.

Contractual Obligations

We believe that our capital resources, including our cash on hand, short-term investments, funds available from our Revolving Credit Note and cash flow from operations will be adequate to meet our current operational needs. We believe that we will be able to finance our 2025 capital expenditures through cash flow from operations, borrowings from commercial lenders and the Geospace Notes. However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic climate adversely affects the ability of our customers, and/or potential customers, to promptly pay amounts owing to us under their service contracts with us.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, ASU 2024-03 enhances the disclosures required for certain expense captions in the Company's annual and interim consolidated financial statements. This ASU is effective prospectively or retrospectively for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this standard on its disclosures.

In  July 2025, the FASB issued ASU 2025-05, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU introduces a practical expedient to simplify the application of Topic 326, Financial Instruments - Credit Losses, to current accounts receivable and current contract assets arising from revenue transactions accounted for under topic 606, Revenue from Contracts with Customers. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. We are currently evaluating the impact of this standard on its

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our market risk profile during the three months ended September 30, 2025. For additional information about our market risk profile, refer to "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three and nine months ended September 30, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8 – Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a discussion of the Company’s legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in the significant risk factors that may affect our business, results of operations or liquidity as described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	Not applicable.
(b)	None.
(c)	During the three months ended September 30, 2025, none of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Number	Exhibit

3.1	Amended and Restated Certificate of Formation, dated February 9, 2015, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 16, 2015, and incorporated herein by reference.

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

3.3	Second Amended and Restated Bylaws, dated December 1, 2023, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on December 1, 2023, and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Dawson Geophysical Company pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

DAWSON GEOPHYSICAL COMPANY

DATE: November 13, 2025	By:	/s/ William A. Clark
William A. Clark
President and Chief Executive Officer

DATE: November 13, 2025	By:	/s/ Ian Shaw
Ian Shaw
Chief Financial Officer