Form 10-K
period 2025-12-31
DAWSON GEOPHYSICAL CO
filed 2026-03-31
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of Dawson Geophysical Company common stock, par value $0.01 per share, held by non-affiliates (based upon the closing transaction price on Nasdaq) was approximately $9,180,000.

On March 27, 2026, there were 31,052,840 shares of Dawson Geophysical Company common stock, $0.01 par value outstanding.

As used in this report, the terms “we,” “our,” “us,” “Dawson” and the “Company” refer to Dawson Geophysical Company unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

DAWSON GEOPHYSICAL COMPANY

FORM 10-K

For the Year Ended December 31, 2025

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements, including without limitation statements regarding our forecasts, estimates or other expectations regarding future events, operations or financial results, including statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” regarding technological advancements and our financial position, business strategy, and plans and objectives of our management for future operations; statements regarding our expectations regarding liquidity; statements regarding the anticipated benefits of our purchased single node channels; and statements regarding any potential transaction(s) with our controlling stockholder and any of its affiliates. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “continues,” “could,” “intends,” “goals,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts” or “potential” or the negative of these terms or other similar expressions. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. These factors include, but are not limited to, risks relating to the Company’s ability to execute its business strategies and plans for growth; the efficacy of the purchased single node channels; the failure to operationalize the acquired equipment in a timely manner or at all; risks associated with the Company’s ability to finance the transaction contemplated by the Purchase Agreement; risks relating to any potential transaction(s) with our controlling stockholder and any of its affiliates, the impact on our stock price of such potential transaction(s), our ability to consummate any such transaction, and our ability to achieve the anticipated benefits of any such potential transaction(s); our status as a controlled public company, which exempts us from certain corporate governance requirements; the limited market for our common stock; the impact of general economic, industry, market or political conditions, including tariffs; dependence upon energy industry spending; changes in exploration and production spending by our customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of our customers, particularly during extended periods of low prices for crude oil and natural gas; the volatility of oil and natural gas prices and markets; changes in economic conditions; surplus in the supply of oil and the ability of the Organization of the Petroleum Exporting Countries and its allies, collectively known as OPEC+, to agree on and comply with supply limitations; the potential for contract delays; reductions or cancellations of service contracts; limited number of customers; credit risk related to our customers; reduced utilization; high fixed costs of operations and high capital requirements; industry competition; external factors affecting the Company’s crews such as weather interruptions and inability to obtain land access rights of way; whether the Company enters into turnkey or day rate contracts; crew productivity;  risks that the Company’s cash reserves, liquidity or capital resources may be insufficient;  risks associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions, the integration of any such acquisition candidates, the value of those acquisitions to our customers and shareholders, and the financing of such acquisitions; risks related to our indebtedness and compliance with covenants contained in our revolving credit note; the Company’s ability to execute its business strategies and plans for growth; the failure to operationalize the new single node channels in a timely manner or at all; disruptions in the global economy, including the Russian-Ukrainian conflict, the U.S. and Iran conflict, and the unrest in the Middle East, , export controls and financial and economic sanctions imposed on certain industry sectors and parties as a result of the developments and broader consequences of the Russian-Ukrainian conflict, the U.S. and Iran conflict, and the unrest in the Middle East related activities, and whether or not a future transaction or other action occurs that causes the Company to be delisted from Nasdaq and no longer be required to make filings with the Securities and Exchange Commission (the “SEC”). The cautionary statements made in this Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Form 10-K. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. The Company disclaims any intention or obligation to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In August 2025, Dawson Operating LLC (“Dawson Operating”), a wholly-owned subsidiary of Dawson Geophysical Company, entered into an equipment purchase agreement with GTC, Inc. (“GTC”), a wholly-owned subsidiary of Geospace Technologies Corporation (“Geospace”), pursuant to which, among other things, Dawson Operating agreed to acquire new single point node channels from GTC for an aggregate purchase price of approximately $24.2 million (the “Equipment Purchase Agreement”) subject to the terms and conditions thereof. The Company paid cash of approximately $4.8 million upon execution of the Equipment Purchase Agreement, agreed to pay approximately $1.2 million in cash upon final delivery, and agreed to finance approximately $18.2 million through separate promissory notes to be issued in connection with each delivery of equipment (each, a “Geospace Note” and collectively, the “Geospace Notes”). Each Geospace Note is payable by Dawson Geophysical Company and Dawson Operating, jointly and severally, to GTC. The Geospace Notes will each have a term of 36 months, bear a fixed interest rate of 8.75% annually and may be prepaid in whole or in part at any time without penalty. As of December 31, 2025, we have taken delivery of $20.9 million of equipment and issued five Geospace Notes with an aggregate principal of approximately $15.5 million.

We acquire geophysical data using the latest in 3-D seismic survey techniques. We introduce acoustic energy into the ground by using vibration equipment or dynamite detonation, depending on the surface terrain, area of operation, and subsurface requirements. The reflected energy, or echoes, are received through geophones, converted into a digital signal at a single or multi-channel recording unit, and then transmitted to a central recording vehicle. Subsurface requirements dictate the number of channels necessary to perform our services. We generally use tens of thousands of recording channels in our 3-D seismic surveys with the largest project consisting in excess of 65,000 recording channels and dozens of energy source units. We are capable of deploying multiple crews equipped with this technology on multiple projects simultaneously. Additional recording channels enhance the resolution of the seismic survey through increased imaging analysis and provide improved operational efficiencies for our clients. With our state-of-the-art seismic equipment, including computer technology and multiple channels, we acquire, on an efficient basis, immense volumes of seismic data that, when processed and interpreted, produce precise images of the earth’s subsurface. Our clients then use our seismic data to generate 3-D geologic models that help reduce drilling risks, finding and development costs, and improve recovery rates from existing fields.

In addition to conventional 2-D and 3-D seismic surveys, we provide what the industry refers to as multi-component seismic data surveys. Multi-component surveys involve the recording of alternative seismic waves known as shear waves. Shear waves can be recorded as wave conversion of conventional energy sources (3-C converted waves) or from horizontal vibrator energy source units (shear wave vibrators). Multi-component data are utilized in further analysis of subsurface rock type, fabric and reservoir characterization. We own equipment required for onshore multi-component surveys. The majority of the projects in Canada require multi-component recording equipment. We have operated between one and three multi-component equipped crews in the U.S. periodically over the past few years. The use of multi-component seismic data could increase in North America over the next few years if industry conditions improve and potentially require capital expenditures for additional equipment.

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

In August 2025, we entered the Equipment Purchase Agreement to purchase new lighter weight single node channels. We have purchased or leased a significant number of cableless recording channels. We utilize this equipment primarily as stand-alone recording systems. As a result of the introduction of cableless recording systems, we have realized increased crew efficiencies and increased channels on projects using this equipment. We believe we will experience continued demand for cableless recording systems and increased channel count in the future.

As of December 31, 2025, we operate 130 vibrator energy source units and approximately 280,000 recording channels. The recording channels consist of 178,000 single-channel GSR/GSX boxes and Pioneer nodes, and 102,000 channels of GSR Multi-channel boxes. Each crew consists of approximately 40 to 100 technicians with associated vehicles, sensors, a seismic recording system, energy sources, and a variety of other equipment. The crews utilize a recorder to manage the data acquisition while the systems capture and hold the data until they are placed in the Data Transfer Module.  The data is then transferred to various data storage media, which are delivered to a data processing center selected by the client.

Equipment Acquisition and Capital Expenditures

We monitor and evaluate advances in geophysical technology and commit capital funds to purchase the equipment we deem most effective to maintain our competitive position. Purchasing and updating seismic equipment and technology involves a commitment to capital spending. We also tie our capital expenditures closely to demand for our services. Beginning in 2014, we adopted a maintenance capital expenditures program due to the belief that our equipment base was sufficient to meet current demand; however, our Board of Directors may increase the capital budget in response to strategic opportunities to acquire seismic recording equipment. Our Board of Directors has approved a capital expenditure budget of $6 million for 2025. During 2025, our Board of Directors approved the Equipment Purchase Agreement, and our capital expenditures for 2025 were $6.8 million. Our Board of Directors has approved a capital expenditure budget of $3 million for 2026, including the final payment under the Equipment Purchase Agreement.

Clients

Our services are marketed by supervisory and executive personnel who contact clients to determine geophysical needs and respond to client inquiries regarding the availability of crews or processing schedules. These contacts are based principally on professional relationships developed over a number of years.

Our clients range from major oil and gas companies to small independent oil and gas operators and providers of multi-client data libraries. The services we provide to our clients vary according to the size and needs of each client. During the twelve months ended December 31, 2025, sales to one client represented approximately 51% of our revenues, during the same period of 2024 this client represented 29% of our revenues. See Note 14 for more information regarding our major clients. During the twelve months ended December 31, 2024, sales to two clients represented approximately 43% of our revenues. In both years, the remaining balance of our revenues were derived from varied clients, none of which represented 10% or more of our revenues.

We historically have not acquired seismic data for our own account or for future sale, maintained multi-client seismic data libraries, or participated in oil and gas ventures; however Wilks Brothers, LLC, our controlling shareholder, has participated in those activities in the past, and may choose to do so with us in the future. The results of seismic surveys conducted for a client belong to that client. We aim to maintain all of our clients’ information in the strictest confidence.

Domestic and Foreign Operations

We derive revenue from the U.S. and Canadian markets. We consider these two geographical areas as segments for reporting purposes. The revenue for both of our segments is generated by the same services, which utilize the same type of equipment and personnel.

Tony Clark, Chief Executive Officer, is our current chief operating decision maker. Our chief operating decision maker reviews the discrete segment financial information on a geographic basis for the US operations and Canada Operations. The revenue for both of the Company’s segments is generated by the same services, which utilize the same type of equipment and personnel. The performance of our segments is evaluated primarily on Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss), before (i) interest expense, net, (ii) income tax expense or benefit, (iii) depreciation and amortization and (iv) non-recurring and other charges, such as strategic transaction expenses or severance expenses. As a result, our business has two reportable segments, US operations and Canada Operations.

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

Currently, as in recent years, most of our projects are operated under turnkey agreements. Turnkey agreements generally provide us more profit potential but involve more risk because of the potential of crew downtime or operational delays. We attempt to negotiate on a project-by-project basis some level of weather downtime protection within the turnkey agreements. Under the term agreements, we forego an increased profit potential in exchange for a more consistent revenue stream with improved protection from crew downtime or operational delays.

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

Employees and Human Capital Resources

As of December 31, 2025, we employed 269 full-time employees, of which 50 consisted of management, sales, and administrative personnel with the remainder being crew and crew support personnel. We optimize our headcount in order to effectively meet our customers’ needs. Our employees are not represented by a collective bargaining agreement. We believe we have good relations with our employees.

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

Worldwide political, economic, and military events have contributed to oil and natural gas price volatility and are likely to continue to do so in the future. We are monitoring the military conflict between Russia and Ukraine as well as the related export controls and financial and economic sanctions imposed on certain industry sectors and parties in Russia by the U.S., the U.K., the European Union and others. We are also monitoring the U.S. and Iran conflict and the impact on shipping in the Middle East, including the Persian Gulf and Red Sea, as a result of ongoing unrest in the Middle East. The broader consequences of the Russian-Ukrainian conflict, the U.S. and Iran conflict, and the unrest in the Middle East, which may include further sanctions, embargoes, supply chain disruptions, regional instability and geopolitical shifts, may have adverse effects on global macroeconomic conditions, increase volatility in the price and demand for oil and natural gas, increase exposure to cyberattacks, cause disruptions in global supply chains, increase foreign currency fluctuations, cause constraints or disruption in the capital markets and limit sources of liquidity. We cannot predict the extent of the conflict’s effect on our business and results of operations as well as on the global economy and energy markets.

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

As of December 31, 2025, Wilks Brothers, LLC (“Wilks”) and its affiliates control approximately 80% of our combined voting power, can elect all of the members of our board of directors and can generally control matters requiring stockholder approval. As a result, we are considered a “controlled company” for the purposes of the Nasdaq listing requirements. As a “controlled company,” we are permitted to opt out of the Nasdaq listing requirements that require (i) a majority of the members of our board of directors to be independent, as defined by Nasdaq rules, (ii) our nominating committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and (iii) our compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. The Nasdaq listing requirements are intended to ensure that directors who meet the independence standards are free of any conflicting interest that could influence their actions as directors. To date, we have availed ourselves of the exemptions regarding the independence of our nominating committee members, and we may avail ourselves of the other permitted exemptions in the future. As a result, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the applicable Nasdaq listing requirements.

Conflicts of interest could arise between us, on the one hand, and Wilks and entities owned by or affiliated with them, on the other hand, concerning among other things, business transactions, competitive business activities or business opportunities.

Conflicts of interest could arise between us, on the one hand, and Wilks and entities owned by or affiliated with them, on the other hand, concerning among other things, business transactions, competitive business activities or business opportunities. Wilks and these affiliated parties operate in the energy and oilfield services industries. In the normal course of business, we have engaged in transactions with some of these companies. Furthermore, Wilks and such parties  may, directly or indirectly, compete with us for investment or business opportunities.

Wilks and such parties may also become aware, from time to time, of certain business opportunities (such as acquisition opportunities) and may direct such opportunities to other businesses in which they have invested, in which case we may not become aware of or otherwise have the ability to pursue such opportunities. In addition, Wilks and such parties may dispose of their interests in energy or other oilfield services companies or other assets in the future, without any obligation to offer us the opportunity to purchase any of those interests or assets.

We have entered into a revolving credit note with Equify Financial, as lender. Affiliates of Wilks collectively hold controlling interests in both us and Equify.  For more information, see “--We have indebtedness from time to time under a credit facility with Equify Financial, a related party, and certain of our accounts receivable and seismic equipment are pledged as collateral for these obligations. Our ability to borrow may be limited if our accounts receivable decreases or if Equify Financial is unable or unwilling to extend us credit.”

In any of these matters, the interests of Wilks and their affiliates and other businesses owned by or affiliated with them may differ or conflict with the interests of our other shareholders. Any actual or perceived conflicts of interest with respect to the foregoing could have an adverse impact on the market price of our common stock.

We are in discussion with Wilks regarding one or more transactions involving assets owned by Wilks and/or certain of its affiliates, which may include, among other things, asset contributions or sales, a business combination transaction or other similar transactions. Such discussions may or may not result in a completed transaction. The uncertainty surrounding the outcome of any such transaction process could materially and adversely impact our business operations, interfere with our ability to attract and retain personnel, result in the incurrence of significant expenses and cause our stock price to be subject to significant fluctuation or otherwise be adversely impacted.

We have been in discussion with Wilks and certain of its affiliates with respect to one or more transactions involving assets owned by Wilks and/or certain of its affiliates, which may include, among other things, asset contributions or sales, a business combination transaction or other similar transactions. There is no guarantee that we will enter into a definitive agreement with any such parties regarding any such transaction. The terms of any potential agreement between us and Wilks, and/or any of its affiliates, would be contingent on certain conditions, including completion of due diligence and the negotiation of definitive transaction documents.

Our Board of Directors has formed a special committee of independent directors (the “Special Committee”) to evaluate, negotiate and make recommendation to the Board regarding any such transaction with Wilks and/or its affiliates, including whether to pursue or decline to pursue any proposed transaction. The Special Committee has the authority to retain its own independent legal and financial advisors in connection with its evaluation of any such transaction. The Special Committee is not obligated to recommend any transaction and may determine that no transaction is in the best interests of the Company and its unaffiliated stockholders.

There can be no assurance that that such discussions will eventually lead to a binding offer, that the Special Committee or the Company will pursue a definitive transaction with respect to such discussions or any other potential transaction, or that any transaction will eventually be consummated. Even if definitive transaction documents are executed, a transaction may not be completed if pre-closing matters such as regulatory approvals, due diligence and other conditions are not completed satisfactorily or within specified time frames.

To the extent the trading price of the Company’s common stock reflects a market assumption that a transaction will be completed, the Company’s stock price could be adversely impacted if definitive transaction documents are not executed or a transaction does not take place. Uncertainty surrounding the outcome associated with such discussions subjects us to a number of other risks during this time. The Board’s and management’s attention could be diverted from normal business operations to focus on the potential transaction, or other potential transactions.  Further, we have and may continue to incur significant expenses, including advisory and legal costs, related to such discussions.  Such costs have and may continue to adversely impact our financial results. The potential for a transaction may also interfere with our ability to attract and retain key personnel, who may be uncertain about their future roles. The commencement of litigation regarding such discussions, or any other potential transaction, also would likely have an adverse effect on the market price of our shares of common stock.

We may pursue acquisitions or other strategic relationships that involve inherent risks, any of which may cause us to not realize anticipated benefits.

We may pursue acquisitions of businesses and other business combinations that we expect will complement and expand our business and also pursue other strategic relationships or opportunities. We may not be able to successfully identify suitable acquisition or other strategic opportunities or complete any particular acquisition, combination, or other transaction on acceptable terms. Our identification of suitable acquisition candidates and strategic opportunities involves risks inherent in assessing the values, strengths, weaknesses, risks, and profitability of these opportunities including their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities. If we are successful in pursuing future acquisitions or strategic opportunities, we may be required to expend significant funds, incur additional debt, or issue additional securities, which may materially and adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. In addition, we cannot guarantee that we will be able to finance additional acquisitions or that we will realize any anticipated benefits from acquisitions or other strategic opportunities that we complete. When and if we successfully acquire another business, the process of successfully integrating the acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. Decreases in customer loyalty, failure to retain and develop the acquired workforce, failure to integrate financial reporting systems, failure to establish and maintain appropriate controls or unknown or contingent liabilities could adversely affect our ability to realize the anticipated benefits of an acquisition. The integration of an acquired business, whether or not successful, requires significant efforts which may result in additional expenses and divert the attention of our management and technical personnel from other projects. These transactions are inherently risky, and there can be no assurance that any past or future transaction will be successful.

A limited number of clients operating in a single industry account for a significant portion of our revenues, and the loss of one of these clients could adversely affect our results of operations.

We derive a significant amount of our revenues from a relatively small number of oil and gas exploration and development companies and providers of multi-client data libraries. During the twelve months ended December 31, 2025, our largest client accounted for approximately 51% of our revenues, and during the twelve months ended December 31, 2024, sales to two clients represented approximately 43% of our revenues. If any of our significant clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, experience financial difficulties or for any other reason, our results of operations could be materially adversely affected.

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

Our revenues, operating results and cash flows may fluctuate from period to period, which may make it difficult to forecast our future performance and may result in volatility in our stock price.

Our revenues, operating results and cash flows may fluctuate from period to period, making forecasting future performance difficult and resulting in volatility in our stock price. These fluctuations are attributable to a variety of factors, including, without limitation, the level of new business in a particular period, the timing of the initiation, progress or cancellation of significant projects, higher revenues and expenses on our dynamite contracts, and costs we incur to train new crews we may add in the future to meet increased client demand. Fluctuations in our operating results may also be affected by other factors that are outside of our control such as permit delays, weather delays and crew productivity. Oil and natural gas prices have continued to be volatile and have resulted in significant demand fluctuations for our services. There can be no assurance of future oil and gas price levels or stability. Our operations in Canada are also seasonal as a result of the thawing season, and we have historically experienced limited Canadian activity during the second and third quarters of each year. The demand for our services would be adversely affected by a significant reduction in oil and natural gas prices and by climate change legislation or material changes to U.S. energy policy. Because our business has high fixed costs, the negative effect of one or more of these factors could trigger wide variations in our operating revenues, cash flows, EBITDA, margin, and profitability from quarter to quarter, rendering quarter to quarter comparisons unreliable as an indicator of performance. Due to the factors discussed above, you should not expect sequential growth in our quarterly revenues and profitability.

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

We incurred net losses of $1.9 million for the year ended December 31, 2025, and $4.1 million for the year ended December 31, 2024.

Our ability to be profitable in the future will depend on many factors beyond our control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, this may result in material misstatements or restatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

As a public company, we are required to provide management’s assessment of the effectiveness of our internal control over financial reporting. In connection with the preparation and audit of our consolidated financial statements for the year ended December 31, 2025, a material weakness was identified in our internal control over financial reporting relating to the year ended December 31, 2025, which remains unremediated as of March 31, 2026. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, we did not design and maintain effective controls to ensure the accurate classification of revenue between Fee Revenue and Reimbursable Revenue, and classification of expenses between Fee Operating Expenses and Reimbursable Operating Expenses within the consolidated statement of operations and comprehensive loss. Specifically, a material error in classification was identified that our internal control over financial reporting failed to prevent or detect. While the total amount of operating revenues and operating expenses recognized for the periods presented were not materially misstated, the misclassification resulted in a material error in fee revenue, reimbursable revenue, fee operating expenses, and reimbursable operating expenses in our consolidated statement of operations and comprehensive loss. No other financial statement line items were affected by this error. The misstatements were corrected in the consolidated statement of operations and comprehensive loss presented herein.

We have begun implementation of a plan to remediate this material weakness, which is discussed in Item 9A of this report. Specifically, management is designing and implementing a review control to perform a look back analysis related to uncompleted customer contracts at the end of the reporting period to ensure the correct classification of revenue earned and expenses incurred in satisfying performance obligations under contracts with customers. These remediation measures are ongoing and include implementing additional policies, procedures and controls. In order to maintain and improve the effectiveness of our internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our independent registered public accounting firm is not currently required to formally attest to the effectiveness of our internal control over financial reporting. Once such attestation is required, our independent registered public accounting firm may issue a report that is adverse . Any failure to maintain effective internal control over financial reporting could adversely affect our business and operating results and could cause a decline in the price of our securities.

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

We have indebtedness from time to time under a credit facility with Equify Financial, a related party, and certain of our accounts receivable and seismic equipment are pledged as collateral for these obligations. Our ability to borrow may be limited if our accounts receivable decreases or if Equify Financial is unable or unwilling to extend us credit.

From time to time, we may have indebtedness under a credit facility with Equify Financial, a related party under common control. Our ability to borrow funds under our revolving line of credit is tied to the value of our collateral as determined by our lender, with our borrowing base reducing $139,862 on a monthly basis. As of December 31, 2025, we had no balance outstanding on the credit facility, and a borrowing base of $4.9 million. Our ability to borrow to fund operations or other obligations may be limited by the borrowing base under the credit facility.

In addition, if Equify Financial is unable or unwilling to extend us credit when requested by us, our access to capital could be materially adversely impacted.  In such event, we may need to refinance our indebtedness or obtain alternative financing.  We cannot assure that we will be able to refinance any of our indebtedness or obtain new financing in a timely manner, on commercially reasonable terms, or at all.  As a result, we may need to implement one or more alternatives, such as reducing or delaying planned business activities, expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing.  If we issue equity to raise funds, it is likely to have a dilutive impact on our stockholders.  These strategies may not be executed on satisfactory terms, if at all or on terms that would be advantageous to our stockholders. Our efforts to refinance our indebtedness or obtain additional financing, and to do so on commercially reasonable terms, will depend on, among other things, our financial condition at the time, restrictions in agreements governing our indebtedness, and other factors, including the condition of the financial markets and the markets in which we will compete.

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

We have incorporated and may further incorporate artificial intelligence (AI) into our internal operations to enhance employee productivity. Implementation of artificial intelligence technologies may result in legal and regulatory risks, reputational harm, or other adverse consequences to our business.

As with many technological innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. By policy, we do not allow the upload of any personal or company confidential information to any AI tools except those from which we have obtained commercially reasonable assurances that such information will not be used other than to provide the services to the company (e.g., no training of models), nor will it be shared with any third party.

Though we have taken steps to be thoughtful in the allowed use of AI, it could pose certain risks to our customers, and it is not guaranteed that regulators will agree with our approach to limiting these risks or to our compliance more generally. Risks can include, but are not limited to, the potential for errors or inaccuracies in the algorithms or models used by AI, the potential for bias or inaccuracies in the data used to train the AI, the potential for improper processing of personal information, and the potential for cybersecurity breaches that could compromise internal operations. Such risks could negatively affect the performance of our business, as well as our reputation and the reputations of our customers, and we could incur liability through the violation of laws or contracts to which we are a party or civil claims.

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

Our stock price is subject to volatility. Overall market conditions, including a decline in oil and natural gas prices and other risks and uncertainties described in this “Risk Factors” section and in our other filings with the SEC, could cause the market price of our common stock to fall. Our high and low sales prices of our common stock for the twelve months ended December 31, 2025 were $5.54 and $1.08, respectively. Further, the high and low sales prices of our common stock for the twelve months ended December 31, 2024 were $2.22 and $1.27, respectively.

Our common stock is listed on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “DWSN.” However, daily trading volumes for our common stock are, and may continue to be, relatively low compared to other publicly traded securities. In addition, as of December 31, 2025, Wilks and its affiliates own approximately 80% of our common stock, limiting the public market for our common stock, which can lead to increased price volatility and low trading volumes. For example, during 2025 and 2024 our daily trading volume was as low as 0 shares. It may be difficult for you to sell your shares in the public market at any given time at prevailing prices, and the price of our common stock may, therefore, be volatile.

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

In response to concerns suggesting that emissions of certain gases, commonly referred to as “greenhouse gases” (“GHG”) (including carbon dioxide and methane), may be contributing to global climate change, legislative and regulatory measures to address the concerns are in various phases of discussion or implementation at the national and state levels. In February 2026, the Trump administration officially revoked the 2009 EPA "endangerment finding," which declared GHG a threat to public health, stripping federal authority to regulate carbon dioxide and methane emissions from oil and gas wells, tailpipes, smokestacks and other sources that burn fossil fuels under the Clean Air Act. However, environmental groups have filed lawsuits against the EPA in the D.C. Circuit challenging the rescission of the finding that GHG threaten public health.

The legal proceedings are complex and will likely proceed for several years, with environmentalists arguing that the administration's actions are unlawful and violate the Clean Air Act.  It is impossible for us to predict the timeframe, cost, or impact of this evolving federal policy or litigation challenges on our future operations.

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

Although the federal government position on GHG is evolving, many states, either individually or through multi state regional initiatives, have already taken legal measures intended to reduce GHG emissions, primarily through the planned development of GHG emission inventories and/or GHG cap and trade programs. States may impose more stringent standards for GHG and the cost of compliance continues to change as the state programs evolve.

New federal or state laws or regulations focused on GHG emissions or that otherwise seek to address climate change may negatively affect us, our suppliers and our clients. This could cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our clients, suppliers or both incurring additional compliance costs that get passed on to us. Moreover, passage of climate change legislation, other federal or state legislative or regulatory initiatives, or international agreements that regulate or restrict emissions of GHG may curtail production and demand for fossil fuels such as oil and gas in areas where our clients operate and, thus, adversely affect future demand for our services. Reductions in our revenues or increases in our expenses as a result of climate control initiatives could have adverse effects on our business, financial position, results of operations and cash flows.

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

Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and in some states have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. Several states have adopted more stringent permitting, public disclosure or well construction legislation and/or regulations. Four states (New York, Maryland, Washington and Vermont) have banned the use of high-volume hydraulic fracturing. Additionally, the Delaware River Basin Commission adopted a resolution banning high-volume hydraulic fracturing within the Delaware River Basin, which spans parts of Pennsylvania, New York, New Jersey and Delaware.  In addition to state laws, some local municipalities have adopted or are considering adopting land use restrictions, such as city ordinances, that may restrict or prohibit the performance of well drilling in general or hydraulic fracturing in particular. There have also been certain governmental reviews that focus on deep shale and other formation completion and production practices, including hydraulic fracturing. Governments may continue to study hydraulic fracturing. We cannot predict the outcome of future studies, but based on the results of these studies to date, federal and state legislatures and agencies may seek to further regulate or even ban hydraulic fracturing activities. These regulatory initiatives could each spur further action toward federal and/or state legislation and regulation of hydraulic fracturing activities. Additional regulation could materially reduce our business opportunities and revenues if our customers decrease their levels of activity in response to such regulation.

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

The Vice President of Corporate Strategy and Planning meets regularly with members of our Information Technology team, whose responsibilities are dedicated solely to cybersecurity matters. On a quarterly basis, we hold Information Technology Steering Committee meetings, which are attended by our Information Technology team, Chief Executive Officer and Chief Financial Officer, where we discuss the risk management measures implemented to identify and mitigate data protection and cybersecurity risks. Our Information Technology team also works with our contracted outside counsel to oversee compliance with legal, regulatory and contractual cybersecurity requirements.

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

Part II

Item 5.  MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NASDAQ under the symbol “DWSN.” As of March 27, 2026, we had 165 holders of record of our common stock. The actual number of shareholders is greater than the number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

The table below represents the high and low sales prices per share for the periods shown.

Three Months Ended	High	Low
March 31, 2024	$1.83	$1.27
June 30, 2024	$2.22	$1.27
September 30, 2024	$2.10	$1.36
December 31, 2024	$1.82	$1.30
March 31, 2025	$1.57	$1.14
June 30, 2025	$5.54	$1.08
September 30, 2025	$2.08	$1.26
December 31, 2025	$2.35	$1.50

As of March 27, 2026, the market price for our common stock was $3.25 per share.

No dividends were paid in 2025. On March 28, 2024, the Company’s Board of Directors declared a special cash dividend on the company’s common stock of $0.32 per share, payable on May 6, 2024, to stockholders of record as of the close of business on April 22, 2024. The aggregate payment was approximately $9.9 million. Our Board of Directors considered our financial condition, results of operations, capital and legal requirements, economic and market conditions affecting the energy industry in general, and the oilfield services business in particular, and other factors deemed relevant by the board in determining whether or not to declare a dividend. Payment of any dividends in the future will be at the discretion of our board. There are currently no restrictions prohibiting us from paying dividends to our shareholders.

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

The Company had one large channel crew and three smaller channel crews operating in the fourth quarter in the United States and into the first quarter of 2026. High crew utilization in the fourth quarter resulted in improved margins and profitability, and we expect an increase in utilization and revenue in the first quarter of 2026. We resumed our Canadian operations in the fourth quarter of 2025 with two crews and moved into the first quarter of 2026 with three large channel count crews. We anticipate our Canadian operations to have a successful first quarter.

In August 2025, Dawson Operating LLC (“Dawson Operating”), a wholly-owned subsidiary of Dawson Geophysical Company, entered into an equipment purchase agreement with GTC, Inc. (“GTC”), a wholly-owned subsidiary of Geospace Technologies Corporation (“Geospace”), pursuant to which, among other things, Dawson Operating agreed to acquire new single point node channels from GTC for an aggregate purchase price of approximately $24.2 million (the “Equipment Purchase Agreement”) subject to the terms and conditions thereof. The Company paid cash of approximately $4.8 million upon execution of the Equipment Purchase Agreement, agreed to pay approximately $1.2 million in cash upon final delivery, and agreed to finance approximately $18.2 million through separate promissory notes to be issued in connection with each delivery of equipment (each, a “Geospace Note” and collectively, the “Geospace Notes”). Each Geospace Note is payable by Dawson Geophysical Company and Dawson Operating, jointly and severally, to GTC. The Geospace Notes will each have a term of 36 months, bear a fixed interest rate of 8.75% annually and may be prepaid in whole or in part at any time without penalty. As of December 31, 2025, we have taken delivery of $20.9 million of equipment and issued five Geospace Notes with an aggregate principal of approximately $15.5 million. We have observed significant demand for this new equipment from our customers during 2025, and into the first half of 2026.

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

The majority of our revenues were derived from turnkey contracts for the years ending December 31, 2025, and 2024. While turnkey contracts allow us to capitalize on improved crew productivity, we also bear more risk related to crew downtime or other operational delays. We expect the majority of our contracts to be turnkey as we continue our operations in the midwest, western and southwestern regions of the U.S. in which turnkey contracts are more common.

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

Our business has two reportable segments, U.S. operations and Canada operations. Tony Clark, Chief Executive Officer, is our current chief operating decision maker. Mr. Clark reviews the discrete segment financial information on a geographic basis for the U.S. operations and Canada operations. The revenue for both segments is generated by the same services, which utilize the same type of equipment and personnel. The performance of our segments is evaluated primarily on Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss), before (i) interest expense, net, (ii) income tax expense or benefit, (iii) depreciation and amortization and (iv) (iv) non-recurring and other charges, such as strategic transaction expenses or severance expenses.

Discussions with Controlling Stockholder

As of December 31, 2025, Wilks Brothers, LLC (“Wilks”) and its affiliates control approximately 80% of our common stock. We have been in discussion with Wilks and certain of its affiliates with respect to one or more transactions involving assets owned by Wilks and/or certain of its affiliates, which may include, among other things, asset contributions or sales, a business combination transaction or other similar transactions. In connection with these discussions, we incurred $528,000 in expenses in the fourth quarter of 2025, which is included in general and administrative expense in our consolidated statement of operations for the year ended December 31, 2025.

There is no guarantee that we will enter into a definitive agreement with any such parties regarding any such transaction. The terms of any potential agreement between us and Wilks, and/or any of its affiliates, would be contingent on certain conditions, including completion of due diligence and the negotiation of definitive transaction documents.  Our Board of Directors has formed a special committee of independent directors (the “Special Committee”), which has retained independent legal and financial advisors, to evaluate, negotiate and make recommendations to the Board regarding any such transaction with Wilks and/or its affiliates, including whether to pursue or decline to pursue any proposed transaction.

Results of Operations

Year Ended December 31, 2025 versus Year Ended December 31, 2024

U.S. Fee Revenues. Fee revenues for the year ended December 31, 2025, were $46.3 million compared to $40.7 million for the same period of 2024. The increase in revenues was primarily a result of increased demand for our services.

Canadian Fee Revenues. Fee revenues for the year ended December 31, 2025, were $15.5 million compared to $12.7 million for the same period of 2024. The increase in revenues was primarily a result of increased demand for our services in Canada.

Total Revenues. Revenues for the year ended December 31, 2025, were $75.6 million compared to $74.2 million for the same period of 2024.

U.S. Fee Operating Expenses. Fee operating expenses for the year ended December 31, 2025, increased to $37.7 million compared to $32.8 million for the same period of 2024. Acquisition expenses remained approximately 80% of revenues in 2024 and 2025. The increase in operating expenses was due to an overall increase in crew production and utilization.

Canadian Fee Operating Expenses. Fee operating expenses for the year ended December 31, 2025 increased to $11.1 million compared to $9.5 million for the same period of 2024. Acquisition expenses decreased from 75% of revenues to 72% of revenues due to utilization of single node channels in our operations and higher channel count jobs in 2025. The increase in operating expenses was mainly due to increased demand for our services.

Reimbursable Revenues and Costs. These revenues and expenses are passed through to our clients and are job specific and vary significantly from year to year. The costs are agreed to by our clients prior to contracting with outside vendors for the various tasks.

General and Administrative Expenses. General and administrative expenses decreased 9% to $9.0 million for the year ended December 31, 2025, compared to $9.9 million for the same period of 2024. General and administrative expenses in 2025 included $528,000 in strategic transaction costs related to a potential transaction(s) with our largest shareholder, Wilks Brothers, LLC, and/or any of its affiliates, as described above under “Discussions with Controlling Stockholder.” The primary factors for the decrease in general and administrative expenses are related to continued cost management and streamlining procedures. General and administrative expenses did not include any severance expenses for the year ended December 31, 2025, though we did record $0.5 million of severance expenses for the same period of 2024 in connection with the termination of a portion of our workforce. We anticipate general and administrative expenses to remain similar to 2025 during 2026, excluding additional strategic transaction costs.

Depreciation Expense. Depreciation for the years ended December 31, 2025 and 2024, was $5.7 million. The stability of our depreciation expense is a result of limiting capital expenditures to necessary maintenance capital requirements in recent years. Our depreciation expense is expected to increase during 2026 primarily due to the asset acquired pursuant to the Equipment Purchase Agreement during the second half of 2025 in addition to our normal maintenance capital expenditures needed to maintain our existing asset base.

Our total operating costs for the year ended December 31, 2025 were $77.2 million, representing a 2% decrease from the corresponding period of 2024. This change was primarily due to the factors described above.

Income Tax (expense) benefit. Income tax expense was $6,000 for the year ended December 31, 2025, compared to $7,000 for the same period of 2024. The effective tax rates for the years ended December 31, 2025, and 2024 were approximately -0.3% and -0.2%, respectively. Our effective tax rates differ from the statutory federal rate of 21% for certain items such as state and local taxes, valuation allowances, and non-deductible expenses.

Use of Adjusted EBITDA (Non-GAAP measure)

We define Adjusted EBITDA as net income (loss) plus interest expense, interest income, income taxes, depreciation, and amortization expense, and non-recurring and other charges, such as strategic transaction expenses or severance expenses. Our management uses Adjusted EBITDA as a supplemental financial measure to assess:

●	the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis;
●	our operating performance over time in relation to other companies that own similar assets and that we believe calculate Adjusted EBITDA in a similar manner; and
●	the ability of our assets to generate cash sufficient for us to pay potential interest costs.

We also understand that such data are used by investors to assess our performance. However, the term Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and Adjusted EBITDA is not a measure of operating income or operating performance presented in accordance with GAAP. When assessing our operating performance, investors and others should not consider this data in isolation or as a substitute for net income (loss), cash flow from operating activities or other cash flow data calculated in accordance with GAAP. In addition, our Adjusted EBITDA may not be comparable to Adjusted EBITDA or similarly titled measures utilized by other companies because other companies may not calculate Adjusted EBITDA in the same manner as us. Further, the results presented by Adjusted EBITDA cannot be achieved without incurring the costs that the measure excludes: interest, taxes, and depreciation and amortization.

The reconciliation of our Adjusted EBITDA to our net cash (used in) provided by operating activities and net (loss) income, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Year Ended December 31,
	2025 US	2025 CA	2025 Consol.	2024 US	2024 CA	2024 Consol.
Net cash provided by (used in) operating activities	$7,694	$6,283	$13,977	$(2,821)	$955	$(1,866)
Changes in working capital and other items	(5,512)	(3,079)	(8,591)	3,928	1,023	4,951
Non-cash adjustments to net (loss) income	(1,004)	(228)	(1,232)	(1,401)	(209)	(1,610)
EBITDA	1,178	2,976	4,154	(294)	1,769	1,475
Strategic transaction costs	528	—	528	—	—	—
Severance expense	—	—	—	486	—	486
Adjusted EBITDA	$1,706	$2,976	$4,682	$192	$1,769	$1,961

	Year Ended December 31,
	2025 US	2025 CA	2025 Consol.	2024 US	2024 CA	2024 Consol.
Net (loss) income	$(4,082)	$2,141	$(1,941)	$(4,907)	$788	$(4,119)
Depreciation and amortization	4,859	811	5,670	4,752	984	5,736
Interest expense (income), net	395	24	419	(146)	(3)	(149)
Income tax expense	6	—	6	7	—	7
EBITDA	1,178	2,976	4,154	(294)	1,769	1,475
Strategic transaction costs	528	—	528	—	—	—
Severance expense	—	—	—	486	—	486
Adjusted EBITDA	$1,706	$2,976	$4,682	$192	$1,769	$1,961

Liquidity and Capital Resources

Introduction. Our principal sources of cash are amounts earned from the seismic data acquisition services we provide to our clients. Our principal uses of cash are the amounts used to provide these services, including expenses related to our operations and acquiring new equipment. Accordingly, our cash position depends (as do our revenues) on the level of demand for our services. Management believes cash flow from operations, cash on hand and amounts available under our Revolving Credit Note (defined below) are sufficient to fund operating and investing cash flow requirements, as well as our obligations under the Geospace Notes.

Cash Flows. The following table shows our sources and uses of cash (in thousands) for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$13,977	$(1,866)
Investing activities	(6,733)	(735)
Financing activities	(3,683)	(11,563)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(39)	(223)
Net change in cash and cash equivalents and restricted cash	$3,522	$(14,387)

Year Ended December 31, 2025 versus Year Ended December 31, 2024

Net cash provided by operating activities was $14.0 million for the year ended December 31, 2025, and net cash used in operating activities was $1.9 million for the same period of 2024. The increase in cash provided by operating activities to cash used in operating activities was primarily due to an increase in revenue, improved margins and changes in operating assets and liabilities.

Net cash used in investing activities was $6.7 million for the year ended December 31, 2025, and includes cash capital expenditures of $6.8 million and acquisitions of short-term investments of $370,000, offset by $468,000 in proceeds from the disposal of assets. Net cash used in investing activities was $0.7 million for the year ended December 31, 2024, and includes cash capital expenditures of $1.9 million, offset by $533,000 in proceeds from the disposal of assets, $332,000 proceeds from insurance claims and $265,000 proceeds from maturity of short-term investments.

Net cash used in financing activities was $3.7 million for the year ended December 31, 2025, and includes principal payments of $2.7 million on our notes and $934,000 on our finance leases. Net cash used in financing activities was $11.6 million for the year ended December 31, 2024, and includes dividend payment of approximately $9.9 million, principal payments of $947,000 on our notes and $680,000 on our finance leases.

We continually strive to supply our clients with technologically advanced 3-D data acquisition recording services and data processing capabilities. We maintain equipment in and out of service in anticipation of increased future demand for our services.

Risks and Uncertainties. Our ability to be profitable in the future will depend on many factors beyond our control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies. We incurred net losses of $1.9 million for the year ended December 31, 2025, and $4.1 million for the year ended December 31, 2024. As of December 31, 2025, we had $4.9 million in cash, and a negative working capital balance of $5.0 million. We believe that our cash flows from operations, and our current financial position are adequate to fund our continued operations and meet our obligations for the next 12 months.

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

Equify Credit Facility. On October 31, 2025, Dawson Geophysical Company and Dawson Operating, as borrowers (the “Borrowers”), entered into a Revolving Credit Note (the “Revolving Credit Note”) in favor of Equify Financial, as lender (the “Lender”), a related party affiliated through common control.

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

The maximum borrowing limit under the Revolving Credit Note is initially $5,035,032, and such amount is reduced by $139,862 on each monthly payment date. The Borrowers may prepay up to 75% of the then outstanding principal and accrued but unpaid interest at any time without a prepayment fee. The obligations under the Revolving Credit Note are secured by a lien on our vibrator energy source vehicles, pursuant to a Security Agreement by and between us and Lender, dated as of October 31, 2025.

All outstanding amounts owed under the Revolving Credit Note become due and payable no later than the maturity date of November 20, 2028, and are subject to acceleration upon the occurrence of events of default which we consider usual and customary for an agreement of this type, including failure to make payments under the Revolving Credit Note, non-performance of covenants and obligations or insolvency or bankruptcy. As of December 31, 2025, there were no outstanding draws on this line of credit and the amount available to borrow was approximately $4.9 million.

Letters of Credit. As of December 31, 2025, we have one letter of credit in the amount of $370,000 to support our insurance policies. The letter of credit is secured by a certificate of deposit with First Financial Bank.

Other Indebtedness. As of December 31, 2025, we have two notes payable to a finance company for various insurance premiums totaling $258,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Consolidated Balance Sheet as of December 31, 2025 includes finance leases of $2.6 million.

Geospace Notes Payable. In connection with the Purchase Agreement, we have agreed to the terms under the Geospace Notes. We executed our first Geospace Note in August of 2025, for approximately $3.6 million. Our second Geospace Note was executed in September 2025 for approximately $3.9 million. Our third Geospace Note was executed in October of 2025 for approximately $3.5 million. Our fourth Geospace Note was executed in November of 2025 for approximately $3.5 million. Our fifth Geospace Note was executed in December of 2025 for approximately $0.9 million. Each Note will be for a term of 36 months with a fixed interest rate of 8.75% the combined monthly principal and interest payments due on these notes totals approximately $489,000. These notes are collateralized by both the equipment purchased and two owned properties in Midland that consist of a 61,402 square foot property used as a field office and a 6,600 square foot property used as an inventory and storage facility. As of December 31, 2025 we have a principal balance on these five notes payable of $14.7 million. We received the sixth and final delivery of equipment in January of 2026 and executed our sixth note in January of 2026 for approximately $2.7 million.

Contractual Obligations. We believe that our capital resources, including our cash and cash flow from operations, will be adequate to meet our current operational needs. We believe that we will be able to finance our 2026 capital expenditures through cash flow from operations and borrowings from commercial lenders. However, our ability to meet debt repayment obligations and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic climate adversely affects the ability of our customers, and/or potential customers, to promptly pay amounts owing to us under their service contracts with us.

Off-Balance Sheet Arrangements

As of December 31, 2025, we had no off-balance sheet arrangements.

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

Impairment of Long-Lived Assets. Long-lived assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value of the asset group may not be recoverable. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the asset group and the fair value of the asset group is below its carrying value. Depending upon the facts and circumstances, when indicators of asset impairment exist, management will test the asset group for impairment through developing a forecast of future undiscounted cash flows expected to be generated by the asset group or by estimating the fair value of assets within the asset group in lieu of detailed cash flow projections. If either the future undiscounted cashflows expected to be generated by the asset group or the fair of the assets within the asset group exceeds the carrying value of the asset group no impairment would be recognized. During the year ended December 31, 2024, management tested two of its asset groups for impairment through estimating the fair value of certain assets within the asset groups using a market approach or cost approach, as applicable. Because the fair value of these assets collectively exceeded the carrying value of the asset group, no impairment charges were recognized for the year ended December 31, 2024. No impairment test was required during the year ended December 31, 2025.

Income Taxes. We account for income taxes by recognizing amounts of taxes payable or refundable for the current year, and by using an asset and liability approach in recognizing the amount of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. We determine deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates of deferred tax assets and liabilities is recognized in income in the year of an enacted rate change. The deferred tax asset is reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Our methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining our annual effective tax rate and the valuation of deferred tax assets, which can create a variance between actual results and estimates and could have a material impact on our provision or benefit for income taxes. Due to recent operating losses and valuation allowances, we may recognize reduced or no tax benefits on future losses on the Consolidated Statements of Operations and Comprehensive Loss. Our effective tax rates differ from the statutory federal rate of 21% for certain items such as state and local taxes, valuation allowances, and non-deductible expenses. The tax years that are open to examination for the U.S. are for years after 2021, for Canada and Texas it is years after 2020.

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

Concentration of Credit Risk. Our principal market risks include fluctuations in commodity prices, which affect demand for and pricing of our services, and the risk related to the concentration of our clients in the oil and natural gas industry. Since all of our clients are involved in the oil and natural gas industry, there may be a positive or negative effect on our exposure to credit risk because our clients may be similarly affected by changes in economic and industry conditions. As an example, changes to existing regulations or the adoption of new regulations may unfavorably impact us, our suppliers or our clients. In the normal course of business, we provide credit terms to our clients. Accordingly, we perform ongoing credit evaluations of our clients and maintain allowances for possible losses. Our historical experience supports our allowance for expected credit losses of $250,000 at December 31, 2025. This does not necessarily indicate that it would be adequate to cover a payment default by one large or several smaller clients.

We generally provide services to certain key clients that account for a significant percentage of our accounts receivable at any given time. Our key clients vary over time. We extend credit to various companies in the oil and natural gas industry, including our key clients, for the acquisition of seismic data, which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in the economic or other conditions of our key clients and may accordingly impact our overall credit risk. If any of these significant clients were to terminate their contracts or fail to contract for our services in the future because they are acquired, alter their exploration or development strategy, or for any other reason, our results of operations could be affected. Because of the nature of our contracts and clients’ projects, our largest clients can change from year to year, and the largest clients in any year may not be indicative of the largest clients in any subsequent year. During the twelve months ended December 31, 2025, our largest client accounted for approximately 51% of revenue. The remaining balance of our revenue derived from varied clients and none represented more than 10% of revenue.

We generally have cash in the bank which exceeds federally insured limits. Historically, we have not experienced any losses in such accounts; however, volatility in financial markets may impact our credit risk on cash and short-term investments. At December 31, 2025, cash totaled $4.9 million.

For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors.”

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears on pages F-1 through F-25 hereof and is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer, and our Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Notwithstanding the material weakness in internal control over financial reporting described below, management concluded that the Company’s disclosure controls and procedures were effective because the Company separately maintained effective controls and procedures to ensure that information required to be disclosed was accumulated and communicated to management in a timely manner to allow for appropriate disclosure decisions. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including our President and Chief Executive Officer, and our Chief Financial Officer, we evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2025 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, we have concluded that, as of December 31, 2025, our internal control over financial reporting was not effective due to the material weakness in our internal control over financial reporting described below. As a non-accelerated filer, as defined in Rule 12b-2 under the Exchange Act, our independent registered public accounting firm is not required under Section 404(b) of the Sarbanes-Oxley Act to issue an attestation report on our internal control over financial reporting.

Material Weakness in Internal Control Over Financial Reporting

We identified a material weakness in our internal control over financial reporting as of December 31, 2025. Specifically, the Company did not design and maintain effective controls to ensure the accurate classification of revenue between Fee Revenue and Reimbursable Revenue, and classification of expenses between Fee Operating Expenses and Reimbursable Operating Expenses within the consolidated statement of operations and comprehensive loss. Specifically, a material error in classification was identified that our internal control over financial reporting failed to prevent or detect. While the total amount of operating revenues and operating expenses recognized for the periods presented were not materially misstated, the misclassification resulted in a material error in fee revenue, reimbursable revenue, fee operating expenses, and reimbursable operating expenses in the Company’s consolidated statement of operations and comprehensive loss. No other financial statement line items were affected by this error. The misstatements were corrected in the consolidated statement of operations and comprehensive loss presented herein.

Management’s Plan to Remediate the Material Weakness

Management is implementing remediation steps to address the material weakness and to improve internal control over financial reporting. Specifically, management is designing and implementing a review control to perform a look back analysis related to uncompleted customer contracts at the end of the reporting period to ensure the correct classification of revenue earned and expenses incurred in satisfying performance obligations under contracts with customers.

Management believes these actions, when fully implemented and operating for a sufficient period of time, will remediate the material weakness. However, until the remediation efforts are fully completed and tested, the material weakness will continue to exist. However, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements presented herein fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

10.5

Form of Supplemental Agreement to Master Geophysical Data Acquisition Agreement, filed as Exhibit 10.11 to Dawson Operating Company’s (f/k/a Dawson Geophysical Company) Annual Report on Form 10-K, filed on December 5, 2012 (File No. 001-34404), and incorporated herein by reference.

+10.6	Dawson Geophysical Company 2016 Stock and Performance Incentive Plan, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 5, 2016, and incorporated herein by reference.

+10.7

Amended and Restated Dawson Geophysical Company 2016 Stock and Performance Incentive Plan, effective as of April 24, 2020, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 14, 2021, and incorporated herein by reference.

+10.8

Separation and General Release Agreement, dated November 27, 2023, by and between C. Ray Tobias and the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 1, 2023, and incorporated herein by reference.

+10.9

Separation and General Release Agreement, dated November 28, 2023, by and between Stephen C. Jumper and the Company, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 1, 2023, and incorporated herein by reference.

+10.10

Separation and General Release Agreement, dated November 30, 2023, by and between James Brata and the Company, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on December 1, 2023, and incorporated herein by reference.

+10.11

Amended and Restated Employment Agreement, dated December 14, 2023, by and between Anthony Clark and the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 20, 2023, and incorporated herein by reference.

+10.12

Employment Agreement, dated December 14, 2023, by and between Ray Mays and the Company, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 20, 2023, and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION

+10.13

Employment Agreement, dated December 14, 2023, by and between Ian Shaw and the Company, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on December 20, 2023, and incorporated herein by reference.

***10.14

Equipment Purchase Agreement, dates as of August 8, 2025, by and between Dawson Operating LLC and GTC, Inc., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 13, 2025, and incorporated herein by reference,

10.15

Purchase Money Security Agreement, dated as of August 8, 2025, by and between Dawson Operating LLC and GTC, Inc., filed as Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q, filed on August 13, 2025, and incorporated herein by reference.

10.16

Form of Secured Promissory Note among Dawson Operating LLC, Dawson Geophysical Company and GTC, Inc., filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on August 13, 2025, and incorporated herein by reference.

10.17	Revolving Credit Note dated October 31, 2025, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 6, 2025, and incorporated herein by reference.

10.18	Security Agreement, dated October 31, 2025, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 6, 2025, and incorporated herein by reference.

19.1	Insider Trading Policy, filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed on April 2, 2025, and incorporated herein by reference.

*21.1	Subsidiaries of the Company.

*23.1	Consent of RSM US LLP, independent registered public accounting firm.

*31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy for the Recovery of Erroneously Awarded Compensation, filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed on April 2, 2025, and incorporated herein by reference.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT NO.	DESCRIPTION

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*Filed herewith.

**	Furnished herewith.
***

Portions of this exhibit have been omitted in compliance with Regulation S-K Item 601(b)(10)(iv) because the Company has determined that the information is not material and is the type that the Company treats as private or confidential.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Midland, and the State of Texas, on the 31st day of March 2026.

DAWSON GEOPHYSICAL COMPANY

By:	/s/ William A. Clark
William A. Clark

President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Wilks Matthew Wilks	Chairman of the Board of Directors	03-31-2026

/s/ Bruce Bradley Bruce Bradley	Director	03-31-2026

/s/ Albert Conly Albert Conly	Director	03-31-2026

/s/ Jose Carlos Fernandes Jose Carlos Fernandes	Director	03-31-2026

/s/ Sergei Krylov Sergei Krylov	Director	03-31-2026

/s/ William A. Clark William A. Clark	President and Chief Executive Officer (principal executive officer)	03-31-2026

/s/ Ian Shaw Ian Shaw	Chief Financial Officer (principal financial and accounting officer)	03-31-2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Dawson Geophysical Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dawson Geophysical Company and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

● ●

Revenue Recognition – Revenue Recognized Over Time Under Uncompleted Contracts

As described in Note 1 to the financial statements, the Company recognizes revenue for services under cancelable service contracts with customers as the services are performed, using an output method, based on receivers laid out and picked up compared to total receivers anticipated to be recorded on the survey using the total estimated revenue for the service contract. As described in Note 6 to the financial statements, the Company recognized $8.4 million of revenue for the year ended December 31, 2025, on contracts that were uncompleted as of December 31, 2025.

We identified the revenue recognized for the year ended December 31, 2025, under contracts that were uncomplete as of December 31, 2025, as a critical audit matter because of the significant inputs used by management in determining the amount of revenue to recognize prior to completion of all the performance obligations included in such contracts. Auditing management’s inputs involved an increase in audit effort due to the impact these inputs could have on the accounting estimate.

Our audit procedures related to revenue recognized for the year ended December 31, 2025, under contracts that were uncompleted as of December 31, 2025, included the following, among others:

●
We selected a sample of uncompleted contracts as of December 31, 2025, and we performed the following:

-
We compared the number of receivers laid out and picked up to logs of such activities prepared by the personnel conducting the surveys, compared the number of total receivers anticipated to be recorded on the surveys to information in the customer contract, recomputed the percentage of completion of the contracts at December 31, 2025, and recomputed the amount of revenue recognized through December 31, 2025.

-
We evaluated management’s estimate of the total revenues expected to be recognized upon completion of all performance obligations in the contracts by comparing to actual amounts recognized subsequent to December 31, 2025, and other information available subsequent to December 31, 2025.

-
We sent confirmations of certain contract details to the Company’s customers, including total contract price, receivers laid out and picked up through December 31, 2025, and total receivers anticipated to be recorded upon completion of the contract.

/s/ RSM US LLP

We have served as the Company's auditor since 2016.

Houston, Texas

March 31, 2026

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$4,907	$1,385
Short-term investments	370	—
Accounts receivable, net of allowance for credit losses of $250
at December 31, 2025 and 2024	9,389	9,970
Prepaid expenses and other current assets	7,169	3,186
Total current assets	21,835	14,541

Property and equipment	254,017	238,064
Less accumulated depreciation	(223,242)	(225,085)
Property and equipment, net	30,775	12,979

Operating lease right-of-use assets	3,036	3,002

Intangibles, net	364	348

Total assets	$56,010	$30,870

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,578	$3,381
Accrued liabilities:
Payroll costs and other taxes	1,474	2,014
Other	994	830
Deferred revenue	7,477	1,570
Current maturities of notes payable and finance leases	6,232	1,010
Current maturities of operating lease liabilities	1,082	1,125
Total current liabilities	26,837	9,930

Long-term liabilities:
Notes payable and finance leases, net of current maturities	11,324	1,512
Operating lease liabilities, net of current maturities	2,024	2,131
Deferred tax liabilities, net	17	16
Total liabilities	40,202	13,589

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
31,052,840 and 30,983,437 shares issued and outstanding at December 31, 2025
and December 31, 2024, respectively	311	310
Additional paid-in capital	157,154	157,073
Accumulated deficit	(139,560)	(137,619)
Accumulated other comprehensive loss, net	(2,097)	(2,483)
Total stockholders’ equity	15,808	17,281

Total liabilities and stockholders’ equity	$56,010	$30,870

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Operating revenues:
Fee Revenue	$61,876	$53,479
Reimbursable Revenue	13,749	20,675
	75,625	74,154
Operating costs:
Operating expenses
Fee operating expenses	48,860	42,346
Reimbursable operating expenses	13,749	20,675
Total operating expenses	62,609	63,021
General and administrative	9,010	9,946
Depreciation and amortization	5,670	5,736
	77,289	78,703

Loss from operations	(1,664)	(4,549)

Other income (expense):
Interest income	117	308
Interest expense	(536)	(159)
Other income, net	148	288

Loss before income tax	(1,935)	(4,112)

Income tax expense	(6)	(7)

Net loss	(1,941)	(4,119)

Other comprehensive income (loss):
Net unrealized income (loss) on foreign exchange rate translation	386	(571)

Comprehensive loss	$(1,555)	$(4,690)

Basic loss per share of common stock	$(0.06)	$(0.13)

Diluted loss per share of common stock	$(0.06)	$(0.13)

Weighted average equivalent common shares outstanding	31,016,792	30,879,855

Weighted average equivalent common shares outstanding - assuming dilution	31,016,792	30,879,855

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands, except share data)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Accumulated	Comprehensive
	Of Shares	Amount	Capital	Deficit	Loss	Total
Balance January 1, 2024	30,812,329	$308	$156,678	$(123,640)	$(1,912)	$31,434
Net loss				(4,119)		(4,119)
Unrealized loss on foreign exchange rate translation					(571)
Income tax benefit (expense)					—
Other comprehensive loss					(571)	(571)
Dividend				(9,860)		(9,860)
Issuance of common stock as compensation	210,510	2	382			384
Shares exchanged for taxes on stock-based compensation	(39,402)	—	(76)			(76)
Stock-based compensation expense			89			89
Balance December 31, 2024	30,983,437	$310	$157,073	$(137,619)	$(2,483)	$17,281
Net loss				(1,941)		(1,941)
Unrealized income on foreign exchange rate translation					386
Income tax benefit (expense)					—
Other comprehensive income					386	386
Stock-based compensation expense			129			129
Issuance of common stock as compensation	99,200	1				1
Shares exchanged for taxes on stock-based compensation	(29,797)	—	(48)			(48)
Balance December 31, 2025	31,052,840	$311	$157,154	$(139,560)	$(2,097)	$15,808

See accompanying notes to the consolidated financial statements.

DAWSON GEOPHYSICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,941)	$(4,119)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,670	5,736
Non-cash operating lease cost	925	1,137
Non-cash compensation	130	473
Deferred income tax expense	—	1
Bad debt expense	177	—
Gain on disposal of assets	(439)	(409)
Other	11	(11)
Change in operating assets and liabilities:
Decrease in accounts receivable	830	2,543
(Increase) decrease in prepaid expenses and other assets	(1,903)	5,653
Increase (decrease) in accounts payable	6,140	(128)
Decrease in accrued liabilities	(422)	(1,244)
Decrease in operating lease liabilities	(1,108)	(1,239)
Increase (decrease) in deferred revenue	5,907	(10,259)

Net cash provided by (used in) operating activities	13,977	(1,866)

Cash flows from investing activities:
Capital expenditures, net of non-cash capital expenditures summarized below	(6,831)	(1,865)
Proceeds from disposal of assets	468	533
Proceeds from insurance claim	—	332
Proceeds from maturity of short-term investments	—	265
Acquisition of short-term investments	(370)	—

Net cash used in investing activities	(6,733)	(735)

Cash flows from financing activities:
Principal payments on notes payable	(2,666)	(947)
Principal payments on finance leases	(934)	(680)
Borrowings on line of credit (related party)	3,500	—
Repayments on line of credit (related party)	(3,500)	—
Tax withholdings related to stock based compensation awards	(48)	(76)
Other	(35)	—
Dividends paid	—	(9,860)

Net cash used in financing activities	(3,683)	(11,563)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(39)	(223)

Net increase (decrease) in cash and cash equivalents and restricted cash	3,522	(14,387)

Cash and cash equivalents and restricted cash at beginning of period	1,385	15,772

Cash and cash equivalents at end of period	$4,907	$1,385

Supplemental cash flow information:
Cash paid for interest	$429	$159
Cash paid for income taxes	$9	$59
Cash received for income taxes	$70	$17

Non-cash operating, investing and financing activities:
Increase (decrease) in accrued purchases of property and equipment	$—	$(332)
Finance leases incurred	$1,116	$1,326
Increase in right-of-use assets and operating lease liabilities	$909	$977
Financed equipment purchases	$15,450	$—
Financed insurance premiums	$2,036	$204

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

Allowance for Current Expected Credit Loss

The Company’s allowance for credit losses reflects its current estimate expected to be incurred over the life of the financial instrument and is determined based on a number of factors. Management determines the need for any allowance for credit losses on accounts receivable based on its review of past-due accounts, its past experience of historical write-offs, its current client base, when customer accounts exceed 90 days past due and specific customer account reviews. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. With the adoption of ASU No. 2016-13 in 2020, the Company made an accounting policy election to write off accrued interest amounts by reversing interest income. The Company's allowance for credit losses was $250,000 at January 1, 2024, December 31, 2024, and December 31, 2025.

The table below reflects all allowance for credit loss activity recorded during the years ending December 31, 2025, and December 31, 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$(250)	$(250)
Additional provisions to allowance	(177)	—
Write-offs against allowance - A/R	177	—
Recoveries collected	—	—
Ending balance	$(250)	$(250)

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

Impairment of Long-Lived Assets

Long-lived assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value of the asset group may not be recoverable. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the asset group and the fair value of the asset group is below its carrying value. Depending upon the facts and circumstances, when indicators of asset impairment exist, management will test the asset group for impairment through developing a forecast of future undiscounted cash flows expected to be generated by the asset group or by estimating the fair value of assets within the asset group in lieu of detailed cash flow projections. If either the future undiscounted cashflows expected to be generated by the asset group or the fair of the assets within the asset group exceeds the carrying value of the asset group no impairment would be recognized. During the year ended December 31, 2024, management tested two of its asset groups for impairment through estimating the fair value of certain assets within the asset groups using a market approach or cost approach, as applicable. Because the fair value of these assets collectively exceeded the carrying value of the asset group, no impairment charges were recognized for the year ended December 31, 2024. No impairment test was required during the year ended December 31, 2025.

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

Intangibles

The Company has intangible assets consisting primarily of trademarks/tradenames (which are not amortized) resulting from a business combination. The Company tests for impairment on an annual basis during the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. No impairment charges were recognized for the years ended December 31, 2025 and 2024.

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

In some instances, third-party permitting, surveying, drilling, helicopter, equipment rental and mobilization costs that directly relate to the contract are utilized to fulfill the contract obligations. These fulfillment costs are capitalized in other current assets and generally amortized based on receivers laid out and picked up compared to total receivers anticipated to be recorded on the survey using the total estimated fulfillment costs for the service contract.

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

Segments

Tony Clark, Chief Executive Officer, is our current chief operating decision maker. Our chief operating decision maker reviews the discrete segment financial information on a geographic basis for the US operations and Canada Operations. The revenue for both of the Company’s segments is generated by the same services, which utilize the same type of equipment and personnel. The performance of our segments is evaluated primarily on Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss), before (i) interest expense, net, (ii) income tax expense or benefit, (iii) depreciation and amortization and (iv) non-recurring and other charges, such as strategic transaction costs or severance expenses. As a result, our business has two reportable segments, US operations and Canada Operations. We have included disclosures about our two reportable segments for all periods presented herein. See Note 15 for additional disclosures related to our reportable segments.

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

Income Taxes

The Company accounts for income taxes by recognizing amounts of taxes payable or refundable for the current year, and by using an asset and liability approach in recognizing the amount of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in its financial statements or tax returns. The Company determines deferred taxes by identifying the types and amounts of existing temporary differences, measuring the total deferred tax asset or liability using the applicable tax rate in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates of deferred tax assets and liabilities is recognized in income in the year of an enacted rate change. The deferred tax asset is reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s methodology for recording income taxes requires judgment regarding assumptions and the use of estimates, including determining our annual effective tax rate and the valuation of deferred tax assets, which can create a variance between actual results and estimates and could have a material impact on its provision or benefit for income taxes. Due to recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the Consolidated Statements of Operations and Comprehensive Loss. The Company’s effective tax rates differ from the statutory federal rate of 21% for certain items such as state and local taxes, valuation allowances, and non-deductible expenses. The tax years that are open to examination for the U.S. are for years after 2021, for Canada and Texas it is years after 2020.

Use of Estimates in the Preparation of Financial Statements

Preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of certain assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most sensitive estimates involve the Company’s estimates of the valuation allowance recorded against deferred tax assets, which include consideration of historical and forecasted operating results, and in the case of an indication of impairment of long-lived assets, the estimated fair value of asset groups for which impairment is indicated. Because of the use of assumptions and estimates inherent in the reporting process, actual results could differ from those estimates.

Risks and uncertainties

Our ability to be profitable in the future will depend on many factors beyond our control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies. We incurred net losses of $1.9 million for the year ended December 31, 2025, and $4.1 million for the year ended December 31, 2024. As of December 31, 2025, we had $4.9 million in cash, and a negative working capital balance of $5.0 million. We believe that our cash flows from operations, and our current financial position are adequate to fund our obligations and continued operations.

Subsequent events

Management has considered subsequent events after December 31, 2025 and through the date on which these financial statements were issued. Significant subsequent events have been reflected within Note 3.

2.	Short-Term Investments

The Company had short-term investments at December 31, 2025, of $370,000 consisting of certificates of deposit with original maturities greater than three months but less than a year. These certificates of deposit are pledged as collateral under an outstanding letter of credit. See Note 7 for more information regarding the Company’s debt. The Company had no short-term investments at December 31, 2024.

3.           Equipment Purchase Agreement

In August 2025, Dawson Operating LLC (“Dawson Operating”), a wholly-owned subsidiary of Dawson Geophysical Company, entered into an equipment purchase agreement with GTC, Inc. (“GTC”), a wholly-owned subsidiary of Geospace Technologies Corporation (“Geospace”), pursuant to which, among other things, Dawson Operating agreed to acquire new single point node channels from GTC for an aggregate purchase price of approximately $24.2 million (the “Equipment Purchase Agreement”) subject to the terms and conditions thereof. The Company paid cash of approximately $4.8 million upon execution of the Equipment Purchase Agreement, agreed to pay approximately $1.2 million in cash upon final delivery, and agreed to finance approximately $18.2 million through separate promissory notes to be issued in connection with each delivery of equipment (each, a “Geospace Note” and collectively, the “Geospace Notes”). Each Geospace Note is payable by Dawson Geophysical Company and Dawson Operating, jointly and severally, to GTC. The Geospace Notes will each have a term of 36 months, bear a fixed interest rate of 8.75% annually and may be prepaid in whole or in part at any time without penalty. As of December 31, 2025, we have taken delivery of $20.9 million of equipment and issued five Geospace Notes with an aggregate principal of approximately $15.5 million.

In January of 2026, the Company received the sixth and final delivery of equipment and executed the sixth and final promissory note for approximately $2.7 million.

4.           Fair Value of Financial Instruments

At December 31, 2025 and 2024, the Company’s financial instruments included cash and cash equivalents, short-term investments in certificates of deposit, accounts receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating lease liabilities. Due to the short-term maturities of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes payable, finance leases and operating lease liabilities approximate their fair value based on a comparison with the prevailing market interest rates. Due to the short-term maturities of the Company’s investments in certificates of deposit, the carrying amounts approximate fair value at December 31, 2025. The fair values of the Company’s notes payable, finance leases, operating lease liabilities and investments in certificates of deposit are level 2 measurements in the fair value hierarchy.

5.           Property and Equipment

Property and equipment, together with the related estimated useful lives at December 31, 2025 and 2024, were as follows (in thousands):

	December 31,
	2025	2024	Useful Lives
Land	$501	$501	-
Buildings and other	10,890	10,064	3 to 40 years
Recording equipment	156,372	140,307	5 to 10 years
Vibrator energy sources	65,298	64,997	5 to 15 years
Vehicles	20,956	22,195	1.5 to 10 years
	254,017	238,064
Less accumulated depreciation	(223,242)	(225,085)
Property and equipment, net	$30,775	$12,979

6.           Supplemental Consolidated Financial Statement Information

Other Current Assets and Other Current Liabilities

Prepaid expenses and other current assets consist of the following at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Prepaid expenses	$2,440	$1,770
Other assets	893	1,025
Contract assets	3,836	391
Other current assets	$7,169	$3,186

Other current liabilities consisted of the following at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Accrued Payables	$725	$607
Accrued self-insurance reserves	145	176
Other accrued expenses and current liabilities	124	47
Other current liabilities	$994	$830

Related Party Transactions

For the year ending December 31, 2025, the Company incurred related party expenses of $217,000 related to hauling charges.  During the year ended December 31, 2025, the Company maintained a revolving credit note with a related party finance company, further discussed in Note 7. These transactions occurred with various commonly controlled companies of Wilks Brothers, LLC, the holder of approximately 80% of the Company’s outstanding stock. As of December 31, 2025, the Company had approximately $32,000 of outstanding related party accounts payable.

For the year ending December 31, 2024, the Company incurred related party expenses of $187,000 related to hauling charges, $9,000 related to entertainment expenses and $6,000 related to the merger expenses paid to various commonly controlled companies of Wilks Brothers, LLC, For the year ended December 31, 2024, the Company recorded approximately $30,000 of related party revenue from a commonly controlled company of Wilks Brothers, LLC. As of December 31, 2024, the Company had approximately $26,000 of outstanding related party accounts payable and no outstanding related party accounts receivable.

Deferred Costs and unbilled receivables

Following is a summary of balances of and changes in contract assets, which include unbilled receivables and deferred costs (in thousands):

	2025	2024

Beginning Balance	$391	$4,318
Billings and costs recognized in the current year that were included in the beginning balance	(391)	(4,318)
Unbilled receivables and deferred costs incurred related to uncompleted contracts at year end	3,836	391
Ending Balance	$3,836	$391

The amount of total deferred costs amortized for the years ended December 31, 2025 and 2024, was $15.8 million and $24.9 million, respectively. There were no material impairment losses incurred during these periods.

Deferred Revenue

Following is a summary of balances of and changes in deferred revenue (in thousands):

	2025	2024

Beginning Balance	$1,570	$11,829
Revenue recognized in the current year that was included in the beginning balance	(1,570)	(11,829)
Current period unearned revenue related to uncompleted contracts at year end	7,477	1,570
Ending Balance	$7,477	$1,570

As work is performed, revenue is recognized and the corresponding liability balance of deferred revenue is reduced. During the years ended December 31, 2025 and 2024, the Company recognized revenue of $8.4 million and $7.6 million, respectively, related to uncompleted contracts at December 31, 2025 and 2024, respectively.

Accounts Receivable

Following is a summary of balances of accounts receivable (in thousands):

	2025	2024

Beginning Balance	$9,970	$12,735
Ending Balance	$9,389	$9,970

7.           Debt

Equify Revolving Credit Note (related party)

On October 31, 2025, Dawson Geophysical Company (the “Company”) and Dawson Operating LLC, a Texas limited liability company and a wholly owned subsidiary of the Company (“Dawson Operating” and together with the Company, the “Borrowers”), entered into a Revolving Credit Note (the “Revolving Credit Note”) in favor of Equify Financial, as lender (the “Lender”). Dan Wilks and Farris Wilks, together with certain of their affiliates, collectively hold a controlling interest in the Company and in Equify.

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

The maximum borrowing limit under the Revolving Credit Note is initially $5,035,032, and such amount is reduced by $139,862 on each monthly payment date. During the year ended December 31, 2025, the Company borrowed and repaid approximately $3.5 million on this revolving credit note. As of December 31, 2025 the Company accrued interest of $40,000 associated with this borrowing. As of December 31, 2025 the amount available to draw on this revolving credit note was approximately $4.9 million, and there were no amounts outstanding. The Borrowers may prepay up to 75% of the then outstanding principal and accrued but unpaid interest at any time without a prepayment fee.

The obligations under the Revolving Credit Note are secured by a lien on the Company’s vibrator energy source vehicles, pursuant to a Security Agreement by and between the Company and Equify, dated as of October 31, 2025.

Letters of Credit

As of December 31, 2025, the Company had one letter of credit in the amount of $370,000 to support insurance policies for the Company. The letter of credit is secured by a certificate of deposit with First Financial Bank.

Other Indebtedness

As of December 31, 2025 the Company has five Geospace notes payable related to equipment purchases discussed in Note 3, totaling $14.7 million.

As of December 31, 2025, the Company has two notes payable to finance companies for various insurance premiums totaling $258,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024 include finance lease liabilities of $2.6 million and $2.4 million, respectively.

The company did not have any restricted cash during the year ended December 31, 2025. During the year ended December 31, 2024 the Company had a restricted cash deposit of $5 million that was released on May 2, 2024.

Maturities of Debt

The Company’s aggregate principal amount of outstanding notes payable and the interest rates and monthly payments as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31, 2025	December 31, 2024
Geospace Notes payable
Aggregate principal amount outstanding	14,731	—
Interest rate	8.75%

	December 31, 2025	December 31, 2024
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$258	$168
Interest rates range from 6.35% to 9.47%

The Company’s aggregate maturities of notes payable at December 31, 2025 are as follows (in thousands):

January 2026 - December 2026	$5,137
January 2027 - December 2027	5,219
January 2028 - December 2028	4,633
Obligations under notes payable	$14,989

The Company’s aggregate maturities of finance leases at December 31, 2025 are as follows (in thousands):

January 2026 - December 2026	$1,095
January 2027 - December 2027	877
January 2028 - December 2028	440
January 2029 - December 2029	150
January 2030 - December 2030	5
Obligations under finance leases	$2,567

Interest rates on these leases ranged from 4.86% to 8.74%.

8.           Leases

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

The components of lease cost for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Finance lease cost
Depreciation of finance lease assets	$1,955	$833
Interest on lease liabilities	355	137
Total finance lease cost	2,310	970

Operating lease cost	856	991

Short-term lease cost	—	—
Total lease cost	$3,166	$1,961

Supplemental cash flow information related to leases for the years ended December 31, 2025 and 2024 was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(1,228)	$(1,359)
Operating cash flows from finance leases	$(355)	$(137)
Financing cash flows from finance leases	$(934)	$(680)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$909	$977
Finance leases	$1,116	$1,326

Supplemental balance sheet information related to leases as of December 31, 2025 and 2024 was as follows (in thousands):

	December 31,
	2025	2024
Operating leases
Operating lease right-of-use assets	$3,036	$3,002

Operating lease liabilities - current	$1,082	$1,125
Operating lease liabilities - long-term	2,024	2,131
Total operating lease liabilities	$3,106	$3,256

Finance leases
Property and equipment, at cost	$13,121	$12,005
Accumulated depreciation	(10,285)	(9,044)
Property and equipment, net	$2,836	$2,961

Finance lease liabilities - current	$1,095	$842
Finance lease liabilities - long-term	1,472	1,512
Total finance lease liabilities	$2,567	$2,354

Weighted average remaining lease term
Operating leases	3.9 years	3.1 years
Finance leases	2.3 years	2.7 years

Weighted average discount rate
Operating leases	5.97%	5.27%
Finance leases	6.09%	6.44%

Maturities of lease liabilities at December 31, 2025 are as follows (in thousands):

	Operating Leases	Finance Leases
January 2026 - December 2026	$1,238	$1,223
January 2027 - December 2027	836	942
January 2028 - December 2028	650	465
January 2029 - December 2029	619	155
January 2030 - December 2030	103	5
Thereafter	—	—
Total payments under lease agreements	3,446	2,790

Less imputed interest	(340)	(223)

Total lease liabilities	$3,106	$2,567

9.           Stock-Based Compensation

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

In 2016, the Company adopted the 2016 Plan, which provides for the issuance of up to 1,000,000 shares of authorized Company common stock, which authorized amount was increased to 1,050,000 as a result of the 5% stock dividend approved by the Board on May 1, 2018. At the annual shareholders’ meeting on June 9, 2020, the Company’s shareholders approved a restated version of the 2016 Plan (the “Restated 2016 Plan”), which authorized an additional 1,000,000 shares. The total aggregate numbers of shares of Common Stock reserved under the Restated 2016 Plan is 2,050,000 shares. As of December 31, 2025, there were approximately 773,976 shares available for future issuance. The Restated 2016 Plan provides for the issuance of stock-based compensation awards, including stock options, common stock, restricted stock, restricted stock units and other forms. Stock option grant prices awarded under the Restated 2016 Plan may not be less than the fair market value of the common stock subject to such option on the grant date, and the term of stock options shall extend no more than ten years after the grant date. The Restated 2016 Plan terminates June 9, 2030.

The Company’s employees and officers that hold unvested restricted stock awarded during 2016 or thereafter are not entitled to dividends when the Company pays dividends.

Impact of Stock-Based Compensation

The following table summarizes stock-based compensation expense, which is included in operating or general and administrative expense, as appropriate, in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Restricted stock unit awards	$110	$89
Common stock awards	20	384
Total compensation expense	$130	$473

Stock Options

There was no stock option activity during the years ended December 31, 2025 and 2024. There were no outstanding stock options as of December 31, 2025 or 2024.

Restricted Stock Awards

There was no restricted stock award activity during the years ended December 31, 2025 and 2024.

Restricted Stock Unit Awards

A summary of the status of the Company’s nonvested restricted stock unit awards as of December 31, 2025 and activity during the year then ended is as follows:

	Number of Restricted Stock Unit Awards	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2024	92,500	$1.94
Granted	250,000	$2.24
Vested	(87,100)	$1.94
Cash Settlement	—	—
Forfeited	(5,400)	$1.94
Nonvested as of December 31, 2025	250,000	$2.24

The Company granted 250,000 restricted stock unit awards during the year ended December 31, 2025 with a weighted average grant date fair value of $2.24.  The Company granted 96,700 restricted stock unit awards during the year ended December 31, 2024 with a weighted average grant date fair value of $1.94.  The fair value of restricted stock unit awards equals the market price of the Company's stock on the grant date and generally vest in one year, or in annual increments over three years.

As of December 31, 2025, there were approximately $528,000 of unrecognized compensation costs related to nonvested restricted stock unit awards.  These costs are expected to be recognized over a weighted average period of 2.82 years.

Common Stock Awards

The Company granted no common stock awards to outside directors during the year ended December 31, 2025. The Company granted 76,660 common stock awards with immediate vesting to outside directors with a weighted average grant date fair value of $1.63 during the year ended December 31, 2024.

10.         Employee Benefit Plans

The Company provides a 401(k) plan as part of its employee benefits package in order to retain quality personnel. The Company elected to match 100% of the employee contributions up to a maximum of 6% of the participant’s applicable compensation under its 401(k) plan for the years ended December 31, 2025 and 2024. The Company’s matching contributions under its 401(k) plan for the years ended December 31, 2025 and 2024 were approximately $584,000 and $568,000, respectively.

11.         Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs for the years ended December 31, 2025 and 2024 totaled $61,000 and $40,000, respectively.

12.         Income Taxes

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 17, Recently Issued Accounting Policies, cash paid for income taxes, net of refunds, during the year ended December 31, 2025 was as follows (in thousands):

	December 31,
	2025	2024
Federal	$(70)	$—
State:
Texas	9	42

Foreign
Canada	—	—

Total cash (received) paid for income taxes, net of refunds	$(61)	$42

The Company’s components of (loss) income before income tax, were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$(4,076)	$(4,900)
Foreign	2,141	788
Loss before income tax	$(1,935)	$(4,112)

The Company’s components of income tax benefit (expense) were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Current federal benefit	$—	$—
Current state expense	(6)	(6)
Deferred federal (expense) benefit	(14)	5
Deferred state benefit (expense)	14	(6)
Income tax expense	$(6)	$(7)

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to loss before income tax as follows (in thousands):

	Year Ended December 31,
	2025		2024
U.S Federal statutory tax rate	$406	21%	$864	21.0%
State Income Tax Expense, net of federal benefit including change in Valuation Allowance (a)	(93)	(5)%	(323)	(8.0)%
Change in Valuation Allowance (b)	(309)	(16)%	(443)	(11.0)%
True Up	49	3%	(11)	0.0%
Nontaxable or nondeductible items
Meals and Entertainment	(56)	(3)%	(88)	(2.0)%
Other	(3)	0%	(6)	0.0%
Income tax expense	$(6)	0%	$(7)	0%
(a)	State tax in New Mexico and Texas made up the majority (greater than 50%) of the tax effect in this category.
(b)	Valuation allowance is inclusive of Canadian operations, which is classified as a foreign disregarded entity for U.S. federal tax purposes.

The principal components of the Company’s net deferred tax assets (liabilities) (in thousands) were as follows:

	December 31,
	2025	2024
Deferred tax assets:
Federal tax net operating loss ("NOL") carryforward	$16,636	$16,596
Foreign tax NOL carryforward	5,892	6,342
State tax NOL carryforward	2,999	2,630
Intangible Assets - Breckenridge	938	935
Accrued severance	—	250
Other comprehensive income	505	583
Foreign deferred taxes	262	262
Property and equipment	333	—
Other	173	294
Gross deferred tax assets	27,738	27,892
Less valuation allowances	(27,703)	(27,527)
Net deferred tax assets	35	365
Deferred tax liabilities:
Right-of-use assets	(52)	—
Property and equipment	—	(381)
Net deferred tax liabilities	$(17)	$(16)

Domestic deferred tax liabilities	$(17)	$(16)
Foreign deferred tax liabilities	—	—
Net deferred tax liabilities	$(17)	$(16)

At December 31, 2025, the Company had a gross NOL for U.S. federal income tax purposes of approximately $174 million but expects approximately $94.8 million to expire unused with the remaining NOL beginning to expire in 2027. Losses incurred after the year ended December 31, 2017 have no expiration. The Company will carry forward the tax benefits related to federal net NOL of approximately $16.6 million. The Company also had state net NOLs that will affect state taxes of approximately $3.8 million at December 31, 2025. State NOLs began to expire in 2015 and continue to expire each year. The Company also had a Canadian gross NOL of $22.7 million that will begin to expire in 2037.

In evaluating the possible sources of taxable income during 2025 and 2024, the Company determined it is more likely than not that the remaining deferred tax assets will not be realizable. As a result, the Company recorded and maintained a full valuation allowance against foreign deferred tax assets and its federal and state deferred tax assets with the exception of its trademark intangible. The change in valuation allowance amounted to $0.4 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively, including amounts recorded as a component of other comprehensive income or loss.

At December 31, 2025 and 2024, the Company did not have any uncertain tax positions. The Company’s policy is to recognize interest and penalties related to an uncertain tax position in income tax expense. The Company did not have any material income tax interest or penalties for the years ended December 31, 2025 and 2024.

13.         Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted average shares outstanding. Diluted loss per share is computed by dividing the net loss by the weighted average diluted shares outstanding.

The computation of basic and diluted loss per share was as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024
Net loss	$(1,941)	$(4,119)
Weighted average common shares outstanding
Basic	31,016,792	30,879,855
Dilutive common stock options, restricted stock unit awards and restricted stock awards	—	—
Diluted	31,016,792	30,879,855
Basic loss per share of common stock	$(0.06)	$(0.13)
Diluted loss per share of common stock	$(0.06)	$(0.13)

The Company had a net loss in the years ended December 31, 2025 and 2024. As a result, all stock options, restricted stock unit awards, and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for the respective periods.

The following weighted average potentially dilutive securities have been from the calculation of diluted loss per share of common stock, as their effect would be anti-dilutive for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Restricted stock units	88,529	47,849
Total	88,529	47,849

14.         Major Clients

The Company has two operating segments, U.S and Canada, all of the clients whose revenue exceeded 10% of total revenue during the years ended December 31, 2025 and 2024, were U.S. segment clients.  Sales to these clients, as a percentage of operating revenues that exceeded 10%, were as follows:

	Year Ended December 31,
	2025	2024
A	51%	29%
B	—	14%

15.         Segments

The U.S. and Canada are the only operating segments for the Company.

The CODM manages and assesses the performance of the reportable segments by their adjusted EBITDA. The Company defines adjusted EBITDA as our net income (loss), before (i) interest expense, net, (ii) income tax expense or benefit, (iii) depreciation and amortization and (iv) non-recurring and other charges, such as strategic transaction costs or severance expenses. The CODM reviews the adjusted EBITDA of the Company’s reportable segments, which drives the evaluation of the performance of the Company’s reportable segments and allocation of resources to those segments. The significant expense categories reviewed by the CODM are those presented on the face of the consolidated statement of operations.

Beginning in the year ended December 31, 2024, a portion of the management charges incurred by the U.S. segment were allocated to the Canadian segment based upon an activity level determined to be appropriate by management. These charges totaled approximately $0.3 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.

Disclosures of net property and equipment, capital expenditures and right-of-use assets are excluded because such information is not regularly reviewed by the CODM in making resource allocation decisions.

The following tables present the Company’s income statements by operating segment (in thousands):

	Year Ended December 31, 2025
	USA Operations	Canada Operations	Consolidated
Operating revenues
Fee revenue	$46,350	$15,526	$61,876
Reimbursable revenue	13,484	265	13,749
	59,834	15,791	75,625

Operating costs:
Fee operating expenses	37,748	11,112	48,860
Reimbursable operating expenses	13,484	265	13,749
Operating expenses	51,232	11,377	62,609
General and administrative	7,565	1,445	9,010
Depreciation and amortization	4,859	811	5,670
	63,656	13,633	77,289

Income (loss) from operations	(3,822)	2,158	(1,664)

Other income (expense):
Interest income	92	25	117
Interest expense	(487)	(49)	(536)
Other income (expense), net	141	7	148
Income (loss) before income tax	(4,076)	2,141	(1,935)
Current	(6)	—	(6)
Deferred	—	—	—
Income tax expense	(6)	—	(6)
Net income (loss)	$(4,082)	$2,141	$(1,941)

Adjusted EBITDA	$1,706	$2,976	$4,682

	Year Ended December 31, 2024
	USA Operations	Canada Operations	Consolidated
Operating revenues
Fee revenue	$40,748	$12,731	$53,479
Reimbursable revenue	20,481	194	20,675
	61,229	12,925	74,154

Operating costs:
Fee operating expenses	32,797	9,549	42,346
Reimbursable operating expenses	20,481	194	20,675
Operating expenses	53,278	9,743	63,021
General and administrative	8,542	1,404	9,946
Depreciation and amortization	4,752	984	5,736
	66,572	12,131	78,703

(Loss) income from operations	(5,343)	794	(4,549)

Other income (expense):
Interest income	260	48	308
Interest expense	(114)	(45)	(159)
Other income (expense), net	297	(9)	288
(Loss) income before income tax	(4,900)	788	(4,112)
Income tax benefit (expense)	(7)	—	(7)
Net (loss) income	$(4,907)	$788	$(4,119)

Adjusted EBITDA	$192	$1,769	$1,961

The reconciliation of the Company’s Adjusted EBITDA to its net (loss) income, which is the most directly comparable GAAP financial measure, is provided in the following table (in thousands):

	Year Ended December 31,
	2025 US	2025 CA	2025 Consol.	2024 US	2024 CA	2024 Consol.
Net (loss) income	$(4,082)	$2,141	$(1,941)	$(4,907)	$788	$(4,119)
Depreciation and amortization	4,859	811	5,670	4,752	984	5,736
Interest expense (income), net	395	24	419	(146)	(3)	(149)
Income tax expense	6	—	6	7	—	7
EBITDA	1,178	2,976	4,154	(294)	1,769	1,475
Strategic transaction costs	528	—	528	—	—	—
Severance expense	—	—	—	486	—	486
Adjusted EBITDA	$1,706	$2,976	$4,682	$192	$1,769	$1,961

 The following table presents the Company’s total assets by operating segment (in thousands):

	December 31,	December 31,
	2025	2024
Total Assets
United States	$48,577	$21,257
Canada	7,433	9,613
Total Assets	$56,010	$30,870

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

17.         Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 seeks to improve transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. The updated guidance is effective for the Company on January 1, 2025. The Company adopted this ASU 2023-09 for the fiscal year ended December 31, 2025, as required under this standard. See footnote 12.

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

18.         Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk at any given time may consist of cash and cash equivalents, restricted cash, money market funds and overnight investment accounts, short-term investments in certificates of deposit, trade and other receivables and other current assets. At December 31, 2025 and 2024, the Company had deposits with domestic and international banks in excess of federally insured limits. Management believes the credit risk associated with these deposits is minimal. Money market funds seek to preserve the value of the investment, but it is possible to lose money investing in these funds.

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