Form 10-K/A
period 2025-12-31
DAWSON GEOPHYSICAL CO
filed 2026-04-30
CIK 799165

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

On April 27, 2026, there were 31,052,840 shares of Dawson Geophysical Company common stock, $0.01 par value outstanding.

As used in this report, the terms “we,” “our,” “us,” “Dawson” and the “Company” refer to Dawson Geophysical Company unless the context indicates otherwise.

.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by the Company to amend the Annual Report on Form 10-K for the year ended December 31, 2025 filed by the Company with the Securities and Exchange Commission (the "SEC") on March 31, 2026 (the “Original Report”) to include the information required to be disclosed by Part III, Items 10 through 14 of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, including Items 10 through 14 of the Original Report, is hereby amended and restated in its entirety.

This Amendment consists solely of the preceding cover page, this explanatory note, the information required by Part III, Items 10, 11, 12, 13, and 14 of Form 10-K, and a signature page. Additionally, in accordance with Rules 12b-15 and 13a-14 under the Exchange Act, we have amended Part IV, Item 15, to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

This Amendment does not amend, update or change any other item or disclosure in the Original Report. Therefore, this Amendment should be read in conjunction with the Original Report and the Company’s other filings made with the SEC subsequent to the filing of the Original Report.

Part III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The following table sets forth the names, ages and positions of our directors as of April 30, 2026.

Name	Age	Position
Matthew Wilks	43	Director and Chairman of the Board
Bruce Bradley	68	Director
Albert Conly	70	Director
Jose Carlos Fernandes	60	Director
Sergei Krylov	48	Director

Matthew Wilks. Matthew D. Wilks was appointed to the Board of Directors of the Company on January 10, 2022. Mr. Wilks currently serves as Executive Chairman of the board of directors for ProFrac Holding Corp. He has also served as the President of ProFrac Holdings, LLC since October 2018, and served as its Chief Financial Officer from May 2017 to August 2021. Mr. Wilks has served on the board of directors of Flotek Industries, Inc., a chemistry technologies company serving the oil and gas industry, since June 2022. Mr. Wilks also has served as Vice President of Investments for Wilks Brothers, LLC, our controlling shareholder, since January 2012. From 2010 to 2012, Mr. Wilks served as Vice President of Logistics for FTSI. Additionally, Mr. Wilks served as a member of the board of directors of Approach Resources, Inc., an energy and production company focused on exploration, development and production of unconventional oil and gas resources in the United States.

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

The following is a brief discussion of the experience, qualifications, attributes and skills that led us to the conclusion that our directors should serve as Directors for the Company: For our Chairman of the Board, Mr. Wilks, his leadership qualities, tenure as Executive Chairman of ProFrac Holding Corp. and long experience in the oil and gas service industry. For Mr. Bradley, his extensive experience in management as President of Castleton Holdings and knowledge of investment and corporate strategies. For Mr. Conly, his accounting experience at PricewaterhouseCoopers LLP and his finance background at FTI Consulting. For Mr. Fernandes, his extensive knowledge of running a successful business as CEO and President of Chevy Chase Contractors, Inc. For Mr. Krylov, his significant knowledge of the oil and gas industry acquired during his time as CFO of Wilks Brothers, LLC, as CEO of Approach Resources Inc., and while a Managing Director of J.P. Morgan Securities LLC.

ADDITIONAL INFORMATION REGARDING THE BOARD OF DIRECTORS

Status as a Controlled Company

Because Messrs. Dan Wilks and Farris Wilks, entities owned by or affiliated with them and certain individuals related to or affiliated with such persons or entities (collectively, the “Wilks Parties”) beneficially own 24,659,095 shares of our Common Stock, representing approximately 79% of the voting power of the Company as of April 21, 2026, we are a controlled company under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and rules of The Nasdaq Stock Market (“Nasdaq”). Additionally, the Wilks Parties are currently, and we expect that they will continue to be, deemed a group for purposes of certain rules and regulations of the SEC. Under the Nasdaq rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that:

•	a majority of the board of directors consist of independent directors as defined under the rules of Nasdaq;
•

director nominees be selected or recommended for the board’s selection by independent directors constituting a majority of the board’s independent directors or by a nominating committee composed entirely of independent directors, with a written charter or board resolution, as applicable, addressing the committee’s purpose and responsibilities; and

•	the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

Discussions with Controlling Stockholder

We have been in discussion with our controlling shareholder, Wilks Brothers, LLC (“Wilks Brothers”), and certain of its affiliates with respect to one or more transactions involving assets owned by Wilks Brothers and/or certain of its affiliates, which may include, among other things, asset contributions or sales, a business combination transaction or other similar transactions.

There is no guarantee that we will enter into a definitive agreement with any such parties regarding any such transaction. The terms of any potential agreement between us and Wilks Brothers, and/or any of its affiliates, would be contingent on certain conditions, including completion of due diligence and the negotiation of definitive transaction documents.  Our Board of Directors has formed a special committee of independent directors (the “Special Committee”), which has retained independent legal and financial advisors, to evaluate, negotiate and make recommendations to the Board regarding any such transaction with Wilks Brothers and/or its affiliates, including whether to pursue or decline to pursue any proposed transaction.

Director Independence

Our Board of Directors has determined that Messrs. Bradley, Conly and Fernandes qualify as “independent” in accordance with the published listing requirements of Nasdaq and that each of the members of the Audit Committee, Compensation Committee and Nominating Committee, as applicable, qualify as “independent” in accordance with Nasdaq requirements. The Nasdaq independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, as further required by the Nasdaq rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In addition, each of the members of the Audit Committee and Compensation Committee of our Board of Directors qualify as “independent” under additional standards established by the Securities and Exchange Commission (“SEC”) for members of such committees. The Audit Committee includes at least one member who is determined by our Board of Directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent” director. Mr. Conly has been determined to be an audit committee financial expert, which was determined based on our Board of Director’s qualitative assessment of Mr. Conly’s level of knowledge, experience and formal education. The designation does not impose on Mr. Conly any duties, obligations or liabilities that are greater than those that are generally imposed on him as a member of the Audit Committee and the Board of Directors, and Mr. Conly’s designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liabilities of any other member of the Audit Committee or the Board of Directors.

Meetings and Committees of Directors

During 2025, the Board of Directors held five meetings, the Audit Committee held five meetings, the Compensation Committee held two meetings, and the Nominating Committee held no meetings. Each of the directors attended all of the meetings of the Board of Directors and all of the committees on which they served during 2025.

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

The Audit Committee operates under a written charter adopted by the Board of Directors. The Audit Committee Charter is reviewed annually, and is posted on our website at www.dawson3d.com in the “Corporate Governance” area of the “Investor Relations” section.

Compensation Committee. The Compensation Committee is a standing committee of the Board of Directors. The primary function of the Compensation Committee is to determine that compensation for our executive officers is competitive and enables the Company to motivate and retain the talent needed to lead and grow our business. The members of the Compensation Committee are Messrs. Bradley (Chair) and Conly.

The Compensation Committee operates under a written charter adopted by the Board of Directors. The charter is reviewed annually and is posted on our website at www.dawson3d.com in the “Corporate Governance” area of the “Investor Relations” section.

Nominating Committee. The Nominating Committee is a standing committee of the Board of Directors. The primary function of the Nominating Committee is to determine the slate of director nominees for election to our Board of Directors. The Nominating Committee considers candidates recommended by our shareholders, directors, officers and outside sources, and considers each nominee’s personal and professional integrity, experience, skills, ability, and willingness to devote the time and effort necessary to be an effective board member with the commitment to acting in the best interests of the Company and our shareholders. While the Company has no formal diversity policy, the Nominating Committee gives consideration to having an appropriate mix and diversity of backgrounds, skills and professional experiences on our Board of Directors, the qualifications that the Committee believes must be met by prospective nominees, qualities or skills that the Committee believes are necessary for one or more of our directors to possess, and standards for the overall structure and composition of our Board of Directors. The same criteria would be evaluated with respect to candidates recommended by shareholders. The members of the Nominating Committee are Messrs. Wilks and Krylov (Chair). In reliance on exemptions permitted for a controlled company under Nasdaq rules, the Nominating Committee is not composed of independent directors (as defined under Nasdaq rules).

The Nominating Committee operates under a written charter adopted by the Board of Directors. The charter is reviewed annually and is posted on our website at www.dawson3d.com in the “Corporate Governance” area of the “Investor Relations” section.

Director Qualifications

Because the identification, evaluation and selection of qualified directors is a complex and subjective process that requires consideration of many intangible factors, and will be significantly influenced by the particular needs of our Board from time to time, our Board has not adopted a specific set of minimum qualifications, qualities or skills that are necessary for a nominee to possess, other than those that are necessary to meet U.S. legal, regulatory and Nasdaq listing requirements and the provisions of our Amended and Restated Certificate of Formation and Amended and Restated Bylaws (the “Bylaws”), and the charters of the committees of our Board. When considering nominees, our Board may take into consideration many factors including, among other things, a candidate’s experience in corporate management, professional and academic experience relevant to the Company’s industry and strategic plan, diversity, skills, financial and other expertise, breadth of experience, knowledge about our business or industry and ability to devote adequate time and effort to responsibilities of our Board in the context of its existing composition. In general, persons recommended by shareholders will be considered on the same basis as candidates from other sources. If a shareholder wishes to recommend a candidate for election as a director at the 2027 Annual Meeting of Shareholders, it must follow the procedures described in “Shareholders Nominations to our Board of Directors” below.

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

Stockholder Nominations to our Board of Directors

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

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that represents both the code of ethics for the principal executive officer, principal financial officer, and principal accounting officer, as required pursuant to Rule 406 of Regulation S-K, and the code of business conduct and ethics for directors, officers and employees under Nasdaq listing standards. Every director, officer and employee of the Company must conduct himself or herself according to the Code of Business Conduct and Ethics, which is available on the Company’s website at www.dawson3d.com.

11.  EXECUTIVE COMPENSATION

Director Compensation

We have adopted a comprehensive director compensation program in order to attract and retain qualified non-employee directors who are essential to our future success, growth, and governance. For services performed in 2025, each non-employee director received fees consisting of annualized compensation of $125,000 representing quarterly cash payments of approximately $31,250. Members of the Audit Committee received additional annualized compensation of $18,000, with the Chairman receiving $24,000, representing quarterly cash payments of approximately $4,500 and $6,000, respectively. Members of the Compensation Committee received additional annualized compensation of $6,000 representing quarterly cash payments of $1,500. We also reimburse reasonable expenses incurred by our directors in attending meetings and other company business. None of the reimbursements for our non-employee directors exceeded

$10,000 in 2025, and consequently, are not included in the table below.

During 2025, our Board of Directors formed the Special Committee, comprised of Messrs. Bradley, Conly and Fernandes. See “Discussions with Controlling Stockholder” for more information. Members of the Special Committee earned compensation in connection with their Special Committee work in 2025 as follows: Mr. Conly - $100,000; Mr. Bradley - $75,000; and Mr. Fernandes - $75,000.

During 2025, no member of our Board of Directors was also an employee of the Company. During 2025, the Chairman of our Board of Directors, Matthew Wilks, declined any compensation.

The table below summarizes the total compensation paid to or earned by each of our non-employee directors during the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	All Other Compensation	Total
Matthew Wilks	$-	-	-	-	$-
Bruce Bradley	$224,000	-	-	-	$224,000
Albert Conly	$255,000	-	-	-	$255,000
Jose Carlos Fernandes	$218,000	-	-	-	$218,000
Sergei Krylov	$125,000	-	-	-	$125,000

Executive Officers

The following individuals are currently serving as executive officers of the Company.

Name	Age	Position
Anthony Clark	68	President and Chief Executive Officer
Ray Mays	68	Chief Operating Officer and Executive Vice President
Ian Shaw	42	Chief Financial Officer

Anthony Clark. Mr. Clark was appointed as Executive Vice President and Chief Business Officer of the Company in June of 2023, and appointed as President and Chief Executive Officer in November of 2023. Prior to joining the Company, Mr. Clark was appointed President of Breckenridge Geophysical, LLC (“Breckenridge”) in August of 2018, and maintained that position until the seismic data acquisition business of Breckenridge was acquired by the Company in March of 2023. For over 35 years prior to joining Breckenridge, Mr. Clark was President or Vice President at various seismic companies with responsibilities ranging from founding seismic departments, laying out multi-client surveys and raising underwriting funds to support seismic acquisition surveys.

Ray Mays.  Mr. Mays joined the Company in April 2023 as part of the asset purchase of Breckenridge Geophysical where he served as Vice President from April 2021 to April 2023. He was appointed as Chief Operating Officer of the Company in November of 2023. Prior to that, he worked in management roles with companies including Exxon Mobil Corporation, Halliburton Company and CGG Veritas Services Holding (US) Inc. Mr. Mays has both domestic and international experience working highland, transition and heli-portable in some of the most remote and challenging regions around the world.

Ian Shaw.  Mr. Shaw was appointed as Chief Financial Officer of the Company in November of 2023. Mr. Shaw currently is the Vice President of Accounting and Finance of Wilks Brothers, LLC, our controlling shareholder and a family office which has made and holds significant public and private market investments across diversified industries with significant experience in oilfield services. Prior to his position with Wilks Brothers, LLC, Mr. Shaw was the Principal Financial Officer of Approach Resources Inc., a public E&P company and spent 8 years at Ernst & Young in the audit practice. He earned a Master’s degree in accounting from Texas Christian University and is a Certified Public Accountant in Texas.

The following narrative, tables and footnotes describe the “total compensation” earned during the years ended December 31, 2025 and 2024 by our named executive officers, as calculated in accordance with applicable SEC rules. The total compensation presented below in the Summary Compensation Table does not reflect the actual compensation received by our named executive officers in such fiscal years.

For 2024 and 2025, our named executive officers were as follows:

●Anthony Clark, our President and Chief Executive Officer;

●Ray Mays, our Chief Operating Officer;

●Ian Shaw, our Chief Financial Officer

The individual components of the total compensation reflected in the Summary Compensation Table are broken out below:

Salary — The table reflects base salary earned during the years ending December 31, 2025 and 2024.

Bonus — The table reflects discretionary cash bonus payments paid during the years ending December 31, 2025 and 2024.

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

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for services to the Company during the years ended December 31, 2025 and 2024:

				Stock	All other
Name and Principal Position	Year	Salary	Bonus (1)	Awards (2)	Compensation (3)	Total (4)
Anthony Clark	2025	$350,000	$188,157	$336,000	$7,454	$881,611
President and Chief Executive Officer	2024	350,384	66,000	-	15,348	431,732

Ray Mays	2025	320,000	168,614	224,000	15,800	728,414
Chief Operating Officer	2024	324,616	50,000	-	22,044	396,660

Ian Shaw	2025	120,000	67,935	-	-	187,935
Chief Financial Officer	2024	120,000	33,000	-	-	153,000

(1)	The amounts shown in this column represent discretionary cash bonus payments earned for service in 2025 in the amount of: Mr. Clark - $188,157; Mr. Mays - $168,614; and Mr. Shaw - $67,935. The amount also reflects discretionary cash bonus payments paid during 2025 for service in 2024 (which amount was not known until after our 2025 annual proxy statement was filed) in the amount of: Mr. Clark - $66,000: Mr. Mays - $50,000; and Mr. Shaw $33,000.
(2)	No stock awards were granted during the years ended December 31, 2024. During the year ended December 31, 2025, Mr. Clark was granted a 150,000 restricted stock unit award that will vest in equal annual installments on each of the first three anniversaries of the grant date, subject to continued employment. Mr. Mays was granted a 100,000 restricted stock unit award that will vest over the same period with the same conditions. The value of the restricted stock unit awards granted in 2025 is based upon the grant date fair value of $2.24 on October 27, 2025.
(3)	The amounts shown in this column include the matching contributions under our 401(k) plan for the following named executive officers for the years ending December 31, 2025 and 2024, respectively: Mr. Clark – $4,160 and $5,000; Mr. Mays – $12,600 and $14,000; and Mr. Shaw $0 and $0.
(4)	For the year ended December 31, 2025 none of the named executive officers received any stock or option awards. For the year ended December 31, 2024, Anthony Clark received 150, Ray Mays received 0, and Ian Shaw received 0 shares of company stock related to anniversary awards.

On December 14, 2023, the Company entered into an amended and restated employment agreement with Mr. Clark (“Clark Employment Agreement”), and employment agreements with each of Messrs. Mays and Shaw (“Mays Employment Agreement and “Shaw Employment Agreement”). Under the terms of the Clark Employment Agreement, Mr. Clark is paid a base salary of $350,000 annually. Under the terms of the Mays Employment Agreement, Mr. Mays is paid a base salary of $320,000 annually. Under the terms of the Shaw Employment Agreement, Mr. Shaw is paid $10,000 per month.

Additionally, Messrs. Clark, Mays and Shaw will each be eligible to receive an annual cash bonus based on the satisfaction of performance metrics determined by the Board in its sole discretion.

Outstanding Equity Awards at December 31, 2025

As of December 31, 2025, there were no unexercised options and unvested restricted stock awards. The table below reflects restricted stock unit awards that were awarded to our named executive officers.

Name	Grant Date	Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($)(2)
Anthony Clark	10/27/2025	150,000	$234,000
Ray Mays	10/27/2025	100,000	$156,000
Ian Shaw		-	-
(1)	These restricted stock unit awards vest in equal annual installments on each of the first three anniversaries of the grant date, subject to continued employment.
(2)	The value of the restricted stock unit awards granted is based upon the December 31, 2025 closing value of $1.56 per share.

Potential Payments Upon a Change of Control or Termination

Award agreements under the amended and restated Dawson Geophysical Company 2016 Stock and Performance Incentive Plan (the “Restated 2016 Plan”) generally permit accelerated vesting of awards in the event of a change of control or upon termination of employment for reasons other than cause, or termination of employment due to death or disability.

Payment Upon Termination by the Company Without Cause or by the Executive for Good Reason

If there is a termination of Mr. Clark’s employment by the Company without “cause” or by Mr. Clark for “good reason” (as those terms are defined in the Clark Employment Agreement), Mr. Clark will be entitled to receive, subject to his execution and nonrevocation of a general release of claims: (i) severance payments in an amount equal to his then-current base salary for the remainder of the then-applicable term of his employment (as described below), (ii) a lump sum payment of any earned but unpaid performance bonus for the calendar year or fiscal year, as applicable, ending immediately prior to such termination, (iii) a lump sum payment equal to the cost to Mr. Clark to extend his then-current group health plan benefits for 18 months following the date of termination (the “Clark COBRA Benefit”), and (iv) if such termination occurs more than four months into the year, a lump sum payment equal to the performance bonus, if any, that Mr. Clark would have earned for the calendar year or fiscal year, as applicable, during which such termination occurs, based on the Company’s achievement of applicable performance metrics, prorated to reflect the portion of such year during which Mr. Clark was employed by the Company (the “Clark Prorated Bonus”). Additionally, Mr. Clark’s “covered awards” (as defined in the Clark Employment Agreement) shall become automatically fully vested and exercisable, as the case may be, but only to the extent such acceleration would not result in the imposition of an applicable tax under Section 409A of the Code.

If there is a termination of Mr. Mays’ employment by the Company without “cause” or by Mr. Mays for “good reason” (as those terms are defined in the Mays Employment Agreement), Mr. Mays will be entitled to receive, subject to his execution and nonrevocation of a general release of claims: (i) severance payments in an amount equal to his then-current base salary, (ii) a lump sum payment of any earned but unpaid performance bonus for the calendar year or fiscal year, as applicable, ending immediately prior to such termination, (iii) a lump sum payment equal to the cost to Mr. Mays to extend his then-current group health plan benefits for 18 months following the date of termination (the “Mays COBRA Benefit”), and (iv) if such termination occurs more than four months into the year, a lump sum payment equal to the performance bonus, if any, that Mr. Mays would have earned for the calendar year or fiscal year, as applicable, during which such termination occurs, based on the Company’s achievement of applicable performance metrics, prorated to reflect the portion of such year during which Mr. Mays was employed by the Company (the “Mays Prorated Bonus”).

Payment Upon Termination Following a Change of Control

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

Mr. Clark and Mr. Mays are the only employees of the Company with change in control protections in their employment agreements. See below for specific obligations of the Company with respect to their employment agreements.

If, in the 12-month period immediately following a “change in control” of the Company, there is a termination of Mr. Clark’s employment by the Company without “cause” or by Mr. Clark for “good reason” (as those terms are defined in the Clark Employment Agreement), Mr. Clark will be entitled to receive an amount equal to 2x his then-current base salary that would have been payable to Mr. Clark had he remained employed by the Company for the applicable period, 2x the Clark COBRA Benefit and 2x the Clark Prorated Bonus. Additionally, Mr. Clark’s “covered awards” (as defined in the Clark Employment Agreement) shall become automatically fully vested and exercisable, as the case may be, but only to the extent such acceleration would not result in the imposition of an applicable tax under Section 409A of the Code.

The Clark Employment Agreement has a 2-year term commencing June 16, 2023 (the effective date of Mr. Clark’s original employment agreement with the Company), with automatic annual renewal thereafter on each anniversary of such date, unless notice of non-renewal is provided at least 60 days prior to such anniversary (and subject to earlier termination in accordance with the terms of the agreement). The Clark Employment Agreement includes certain restrictive covenants that apply during, and for specified periods after, Mr. Clark's employment, including with respect to confidentiality, non-disparagement, non-solicitation, and intellectual property assignment.

If, in the 12-month period immediately following a “change in control” of the Company, there is a termination of Mr. Mays’ employment by the Company without “cause” or by Mr. Mays for “good reason”, Mr. Mays will be entitled to receive an amount equal to 2x his then-current base salary, 2x the Mays COBRA Benefit and 2x the Mays Prorated Bonus.

The Mays Employment Agreement has a 2-year term commencing November 20, 2023, with automatic annual renewals thereafter at the end of such term, unless notice of non-renewal is provided at least 60 days prior to the end of the then-applicable term (and subject to earlier termination in accordance with the terms of the agreement). The agreement includes certain restrictive covenants that apply during, and for specified periods after, Mr. Mays’ employment, including with respect to confidentiality, non-disparagement, non-solicitation, and intellectual property assignment.

Insider Trading and Short-Selling, Hedging and Pledging Prohibitions

We have adopted insider trading policies and procedures governing the purchase, sale and other transactions in Company securities by the Company’s directors, officers, and employees, and other covered persons, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards. We do not permit our directors or executive officers to speculate in our common stock which includes, without limitation, "short-selling" and/or buying publicly traded options. We also do not permit our directors or executive officers to enter into hedging transactions with respect to their ownership of our common stock or to pledge any of our common stock.

Timing of Equity Grants

All equity grants made to executive officers must be approved by the Compensation Committee. The Compensation Committee does not currently take material non-public information into account when determining the timing of equity grants, and the Company does not time nor does it plan to time the release of material, non-public information for the purpose of affecting the value of employee or Board compensation. During fiscal year 2025 and 2024, the Company did not grant stock options (or similar awards) to any NEO during any period beginning four business days before and ending one day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company Form 8-K that disclosed any material non-public information.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock, as of April 27, 2026, by beneficial owners of more than five percent of our Common Stock, each of our directors and executive officers individually and all executive officers and directors as a group.

Name	Amount and Nature of Beneficial Ownership		Percent of Class (1)
SECURITY OWNERSHIP OF 5% HOLDERS
Wilks Brothers, LLC	24,659,095	(2)	79.41%

SECURITY OWNERSHIP OF MANAGEMENT
Anthony Clark	151,850		*
Ray Mays	108,500		*
Ian Shaw	20,000		*
Matthew Wilks	-		*
Bruce Bradley	19,165		*
Albert Conly	19,165		*
Jose Carlos Fernandes	19,165		*
Sergei Krylov	28,415		*

All current executive officers and directors (8 persons)	366,260		1.18%

* Indicates less than 1% of the outstanding shares of Common Stock.

(1)	As of April 27, 2026, there were 31,052,840 shares of Common Stock outstanding. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to all shares listed.
(2)	As reported on Amendment No. 7 to Schedule 13D filed with the SEC on January 5, 2026. The Schedule 13D filing is filed jointly by Dan Wilks, Staci Wilks, Wilks Brothers, LLC, Farris Wilks, and WB Acquisitions Inc. The voting power and dispositive power is shared in varying degrees amongst the filing persons as indicated in such 13D filing. The filing persons’ address is 17010 IH20, Cisco, Texas 76437.

Equity Compensation Plan Information

The following table summarizes certain information regarding securities authorized for issuance under our equity compensation plan as of December 31, 2025. See Note 9, “Stock-Based Compensation” to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for more information about the Restated 2016 Plan.

Number of
	Securities to be		Number of Securities
	Issued Upon		Remaining Available
	Exercise or	Weighted Average	for Future Issuance
	Vesting of	Exercise Price	Under the Equity
	Outstanding	of Outstanding	Compensation Plan
	Options,	Options,	(Excluding Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights	Rights	Column (a))
(a)
Restated 2016 Plan
Equity compensation plan approved by security holders	250,000	$—	773,976
Equity compensation plans not approved by security holders	—	—	—
Total	250,000	$—	773,976

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

For the year ending December 31, 2025, the Company incurred related party expenses of $217,000 related to hauling charges.  During the year ended December 31, 2025, the Company maintained a revolving credit note with a related party finance company, further discussed in Note 7 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. These transactions occurred with various commonly controlled companies of Wilks Brothers, LLC, the holder of approximately 79% of the Company’s outstanding stock. As of December 31, 2025, the Company had approximately $32,000 of outstanding related party accounts payable.

For the year ending December 31, 2024, the Company incurred related party expenses of $187,000 related to hauling charges, $9,000 related to entertainment expenses and $6,000 related to the merger expenses paid to various commonly controlled companies of Wilks Brothers, LLC. For the year ended December 31, 2024, the Company recorded approximately $30,000 of related party revenue from a commonly controlled company of Wilks Brothers, LLC. As of December 31, 2024, the Company had approximately $26,000 of outstanding related party accounts payable and no outstanding related party accounts receivable.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firms

The following table presents the aggregate fees billed by the independent registered accounting firm RSM US LLP, Houston, Texas (PCAOB ID 49) for professional services rendered for the audits of our annual financial statements and audit-related fees, for the years ended December 31, 2025 and 2024, respectively:

	2025	2024
Audit Fees (1)	$519,835	$457,148
Audit-related fees	-	-
Tax Fees	-	-
All other fees	-	-
Total fees	$519,835	$457,148
(1)	Audit fees for professional services rendered in connection with the audit of the Company’s annual financial statements for the years ended December 31, 2025 and 2024, and the reviews of the financial statements included in the Company’s quarterly reports.

The Audit Committee’s policy on pre-approval of fees and other compensation paid to the independent registered accounting firm requires the Audit Committee to approve all services and fees of the principal independent accountant prior to commencement of any services. The Audit Committee pre-approved fees for all audit and non-audit services provided by the independent registered accounting firm during the years ended December 31, 2025 and 2024. All of the work performed in auditing our financial statements for the last two years by the principal independent accounting firm RSM has been performed by their full-time, permanent employees.

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

4.1	Form of Specimen Stock Certificate, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 11, 2015, and incorporated herein by reference.

4.2	Description of Securities, filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed on March 31, 2026, and incorporated herein by reference.

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

˄10.14

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

10.17	Revolving Credit Note dated October 31, 2025, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 6, 2025, and incorporated herein by reference.

10.18	Security Agreement, dated October 31, 2025, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 6, 2025, and incorporated herein by reference.

19.1	Insider Trading Policy, filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed on April 2, 2025, and incorporated herein by reference.

21.1	Subsidiaries of the Company, filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed on March 31, 2026, and incorporated herein by reference.

23.1	Consent of RSM US LLP, independent registered public accounting firm, filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K, filed on March 31, 2026, and incorporated herein by reference.

31.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 31.1 to the Company’s Annual Report on Form 10-K, filed on March 31, 2026, and incorporated herein by reference.

31.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed on March 31, 2026, and incorporated herein by reference.

*31.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*31.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 32.1 to the Company’s Annual Report on Form 10-K, filed on March 31, 2026, and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 32.1 to the Company’s Annual Report on Form 10-K, filed on March 31, 2026, and incorporated herein by reference.

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
˄

Portions of this exhibit have been omitted in compliance with Regulation S-K Item 601(b)(10)(iv) because the Company has determined that the information is not material and is the type that the Company treats as private or confidential.

+           Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2026.

DAWSON GEOPHYSICAL COMPANY

By:	/s/ Anthony Clark
Anthony Clark

President and Chief Executive Officer