Form 10-Q
period 2026-03-31
DAWSON GEOPHYSICAL CO
filed 2026-05-15
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at May 13, 2026
Common Stock, $0.01 par value	31,052,840 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and amounts in thousands, except share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,374	$4,907
Short-term investments	370	370
Accounts receivable, net	19,440	9,389
Prepaid expenses and other current assets	6,667	7,169
Total current assets	27,851	21,835

Property and equipment	253,620	254,017
Less accumulated depreciation	(220,373)	(223,242)
Property and equipment, net	33,247	30,775

Operating lease right-of-use assets	2,939	3,036

Intangibles, net	359	364

Total assets	$64,396	$56,010

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,127	$9,578
Accrued liabilities:
Payroll costs and other taxes	2,211	1,474
Other	1,361	994
Deferred revenue	6,370	7,477
Current maturities of notes payable and finance leases	7,319	6,232
Current maturities of operating lease liabilities	1,087	1,082
Total current liabilities	27,475	26,837

Long-term liabilities:
Notes payable and finance leases, net of current maturities	11,726	11,324
Operating lease liabilities, net of current maturities	1,848	2,024
Deferred tax liabilities, net	17	17
Total liabilities	41,066	40,202

Commitments and contingencies

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
31,052,840 shares issued and outstanding at March 31, 2026
and December 31, 2025	311	311
Additional paid-in capital	157,201	157,154
Accumulated deficit	(131,899)	(139,560)
Accumulated other comprehensive loss, net	(2,283)	(2,097)
Total stockholders’ equity	23,330	15,808

Total liabilities and stockholders’ equity	$64,396	$56,010

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited and amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Operating revenues:
Fee Revenue	$32,508	$15,259
Reimbursable Revenue	4,191	819
	36,699	16,078
Operating costs:
Operating expenses
Fee operating expenses	19,430	10,960
Reimbursable operating expenses	4,191	819
Total operating expenses	23,621	11,779
General and administrative	2,941	1,994
Depreciation and amortization	1,997	1,271
	28,559	15,044

Income from operations	8,140	1,034

Other income (expense):
Interest income	9	4
Interest expense	(501)	(76)
Other income, net	23	33

Income before income tax	7,671	995

Income tax expense	(10)	(3)

Net income	7,661	992

Other comprehensive income (loss):
Net unrealized loss on foreign exchange rate translation	(186)	(30)

Comprehensive income	$7,475	$962

Basic income per share of common stock	$0.25	$0.03

Diluted income per share of common stock	$0.25	$0.03

Weighted average equivalent common shares outstanding	31,052,840	30,983,445

Weighted average equivalent common shares outstanding - assuming dilution	31,107,820	31,035,189

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$7,661	$992

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,997	1,271
Non-cash operating lease cost	191	250
Non-cash compensation	47	44
Bad debt expense	—	177
Gain on disposal of assets	(93)	(185)
Other	(13)	11
Change in operating assets and liabilities:
Increase in accounts receivable	(10,207)	(1,259)
Decrease in prepaid expenses and other assets	640	161
(Decrease) increase in accounts payable	(437)	516
Increase (decrease) in accrued liabilities	1,121	(107)
Decrease in operating lease liabilities	(265)	(272)
(Decrease) increase in deferred revenue	(1,107)	153

Net cash (used in) provided by operating activities	(465)	1,752

Cash flows from investing activities:
Capital expenditures, net of non-cash capital expenditures summarized below	(1,433)	—
Proceeds from disposal of assets	93	185

Net cash (used in) provided by investing activities	(1,340)	185

Cash flows from financing activities:
Principal payments on notes payable	(1,413)	(440)
Principal payments on finance leases	(274)	(191)
Borrowings on line of credit (related party)	4,250	—
Repayments on line of credit (related party)	(4,250)	—

Net cash used in financing activities	(1,687)	(631)

Effect of exchange rate changes on cash and cash equivalents	(41)	(26)

Net (decrease) increase in cash and cash equivalents	(3,533)	1,280

Cash and cash equivalents at beginning of period	4,907	1,385

Cash and cash equivalents at end of period	$1,374	$2,665

Supplemental cash flow information:
Cash paid for interest	$383	$65

Non-cash operating, investing and financing activities:
Finance leases incurred	$361	$—
Increase in right-of-use assets and operating lease liabilities	$106	$—
Financed equipment purchases	$2,698	$—
Financed insurance premiums	$128	$1,746

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and amounts in thousands, except share data)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Accumulated	Comprehensive
	Of Shares	Amount	Capital	Deficit	Loss	Total
Balance January 1, 2026	31,052,840	$311	$157,154	$(139,560)	$(2,097)	$15,808
Net income				7,661		7,661
Unrealized loss on foreign exchange rate translation					(186)	(186)
Stock-based compensation expense			47			47
Balance March 31, 2026	31,052,840	$311	$157,201	$(131,899)	$(2,283)	$23,330

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Accumulated	Comprehensive
	Of Shares	Amount	Capital	Deficit	Loss	Total
Balance January 1, 2025	30,983,437	$310	$157,073	$(137,619)	$(2,483)	$17,281
Net income				992		992
Unrealized loss on foreign exchange rate translation					(30)	(30)
Stock-based compensation expense			44			44
Issuance of common stock as compensation	1,050	—	—			—
Shares exchanged for taxes on stock-based compensation	(325)	—	—			—
Balance March 31, 2025	30,984,162	$310	$157,117	$(136,627)	$(2,513)	$18,287

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The December 31, 2025, balance sheet information was derived from our audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements as of March 31, 2026, and December 31, 2025,and for the three months ended March 31, 2026, and 2025, include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Dawson Seismic Services Holdings, Inc., Eagle Canada, Inc., Eagle Canada Seismic Services ULC, and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Dividends. The Company records dividends declared as an addition to accumulated deficit when declaration of such dividends is not subject to restrictions in the jurisdictions in which the Company operates, or in conflict with information in the Company’s bylaws.

Allowance for Current Expected Credit Losses. The Company’s allowance for credit losses reflects its current estimate expected to be incurred over the life of the financial instrument and is determined based on a number of factors. Management determines the need for any allowance for credit losses on accounts receivable based on its review of past-due accounts, its past experience of historical write-offs, its current client base, when customer accounts exceed 90 days past due and specific customer account reviews. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. with the adoption of ASU No. 2016-13 in 2020, the Company made an accounting policy election to write off accrued interest amounts by reversing interest income. For the three months ended March 31, 2026, the Company incurred no credit losses. For the three months ended March 31, 2025 the Company incurred $177,000 of credit losses. The Company's allowance for credit losses was $250,000 at March 31, 2026 and December 31, 2025.

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

Impairment of Long-lived Assets. Long-lived assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value of the asset group may not be recoverable. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the asset group and the fair value of the asset group is below its carrying value. Depending upon the facts and circumstances, when indicators of asset impairment exist, management will test the asset group for impairment through developing a forecast of future undiscounted cash flows expected to be generated by the asset group or by estimating the fair value of assets within the asset group in lieu of detailed cash flow projections. If either the future undiscounted cashflows expected to be generated by the asset group or the fair of the assets within the asset group exceeds the carrying value of the asset group no impairment would be recognized. No impairment test was required during the quarter ended March 31, 2026, or the year ended December 31, 2025 and no impairment charges were recognized during those periods.

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

Revenue Recognition. Services are provided under cancelable service contracts which usually have an original expected duration of one year or less. These contracts are either “turnkey” or “term” agreements. Under both types of agreements, the Company recognizes revenues as the services are performed. Revenue is generally recognized based on receivers laid out and picked up compared to total receivers anticipated to be recorded on the survey using the total estimated revenue for the service contract. In the case of a cancelled service contract, the client is billed and revenue is recognized for any third-party charges and square miles of data recorded up to the date of cancellation.

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

Share-based compensation. We measure and record compensation expense for share-based payment awards to employees and outside directors based on estimated grant date fair values. Grant date fair value is determined by averaging the high and low stock price on the grant date. We recognize compensation costs for awards granted over the requisite service period based on the grant date fair value in fee operating expenses and general and administrative expenses on our consolidated statements of operations. During the three months ended March 31, 2026 and 2025, we granted 0 and 0 shares, respectively. For the three months ended March 31, 2026, we recognized expense related to restricted stock unit awards of $19,000 and $28,000 in fee operating expenses and general and administrative expenses, respectively. Additionally, we recognize forfeitures of share-based compensation as they occur.

Risks and Uncertainties. The Company’s ability to be profitable in the future will depend on many factors beyond its control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies. The Company generated net income of $7.7 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had $1.4 million in cash, and a positive working capital balance of $0.4 million. We believe that our cash flows from operations, and our current financial position are adequate to fund our continued operations.

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

In  July 2025, the FASB issued ASU 2025-05, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU introduces a practical expedient to simplify the application of Topic 326, Financial Instruments - Credit Losses, to current accounts receivable and current contract assets arising from revenue transactions accounted for under topic 606, Revenue from Contracts with Customers. This ASU was implemented January 1, 2026, and did not have a material impact on our disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU intends to improve the guidance for interim reporting and clarify when that guidance is applicable.  ASU 2025-11 provides a comprehensive list of required disclosures and also requires entities to disclose events since the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its financial statements and related disclosures.

3. EQUIPMENT PURCHASE AGREEMENT

In August 2025, Dawson Operating LLC (“Dawson Operating”), a wholly-owned subsidiary of Dawson Geophysical Company, entered into an equipment purchase agreement with GTC, Inc. (“GTC”), a wholly-owned subsidiary of Geospace Technologies Corporation (“Geospace”), pursuant to which, among other things, Dawson Operating agreed to acquire new single point node channels from GTC for an aggregate purchase price of approximately $24.2 million (the “Equipment Purchase Agreement”) subject to the terms and conditions thereof. The Company paid cash of approximately $4.8 million upon execution of the Equipment Purchase Agreement, agreed to pay approximately $1.2 million in cash upon final delivery, and agreed to finance approximately $18.2 million through separate promissory notes to be issued in connection with each delivery of equipment (each, a “Geospace Note” and collectively, the “Geospace Notes”). Each Geospace Note is payable by Dawson Geophysical Company and Dawson Operating, jointly and severally, to GTC. The Geospace Notes each have a term of 36 months, bear a fixed interest rate of 8.75% annually and may be prepaid in whole or in part at any time without penalty.

During the three months ended March, 31, 2026, we paid the remaining cash payment of $0.9 million and entered into the final Geospace note for $2.7 million. As of March 31, 2026, the Company has taken delivery of all the contracted equipment and issued six Geospace Notes with an aggregate principal of approximately $18.2 million, with $16.1 million outstanding at March 31, 2026.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

At March 31, 2026 and December 31, 2025, the Company’s financial instruments included cash and cash equivalents, accounts receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating lease liabilities. Due to the short-term maturities of cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes payable approximate their fair value based on comparisons with the prevailing market interest rate. The fair values of the Company’s notes payable are level 2 measurements in the fair value hierarchy.

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

Beginning in the year ended December 31, 2024, a portion of the management charges incurred by the U.S. segment were allocated to the Canadian segment based upon an activity level determined to be appropriate by management. These charges totaled approximately $138,000 and $160,000 for the three months ended March 31, 2026 and 2025, respectively.

The following tables present the Company’s income statements by operating segment (in thousands):

	Three Months Ended March 31, 2026
	USA Operations	Canada Operations	Consolidated
Operating revenues
Fee revenue	$20,865	$11,643	$32,508
Reimbursable revenue	4,008	183	4,191
	24,873	11,826	36,699

Operating costs:
Fee operating expenses	13,882	5,548	19,430
Reimbursable operating expenses	4,008	183	4,191
Operating expenses	17,890	5,731	23,621
General and administrative	2,476	465	2,941
Depreciation and amortization	1,766	231	1,997
	22,132	6,427	28,559

Income from operations	2,741	5,399	8,140

Other income (expense):
Interest income	6	3	9
Interest expense	(484)	(17)	(501)
Other income (expense), net	23	—	23
Income before income tax	2,286	5,385	7,671
Income tax expense	(10)	—	(10)
Net income	$2,276	$5,385	$7,661
Other Comprehensive loss:
Net unrealized loss on foreign exchange rate translation	-	(186)	(186)
Comprehensive income	$2,276	$5,199	$7,475

Adjusted EBITDA	$5,225	$5,630	$10,855

	Three Months Ended March 31, 2025
	USA Operations	Canada Operations	Consolidated
Operating revenues
Fee revenue	$2,726	$12,533	$15,259
Reimbursable revenue	570	249	819
	3,296	12,782	16,078

Operating costs:
Fee operating expenses	4,615	6,345	10,960
Reimbursable operating expenses	570	249	819
Operating expenses	5,185	6,594	11,779
General and administrative	1,555	439	1,994
Depreciation and amortization	1,077	194	1,271
	7,817	7,227	15,044

(Loss) income from operations	(4,521)	5,555	1,034

Other income (expense):
Interest income	—	4	4
Interest expense	(63)	(13)	(76)
Other income (expense), net	41	(8)	33
(Loss) income before income tax	(4,543)	5,538	995
Income tax expense	(3)	—	(3)
Net (loss) income	$(4,546)	$5,538	$992
Other Comprehensive loss:
Net unrealized loss on foreign exchange rate translation	—	(30)	(30)
Comprehensive (loss) income	$(4,546)	$5,508	$962

Adjusted EBITDA	$(3,403)	$5,741	$2,338

The following tables present the Company’s total assets, net property and equipment, capital expenditures and operating right of use assets disaggregated by operating segment (in thousands):

	March 31,	December 31,
	2026	2025
Total Assets
United States	$48,650	$48,577
Canada	15,746	7,433
Total Assets	$64,396	$56,010

	March 31,	December 31,
	2026	2025
Net Property and Equipment
United States	$31,399	$28,683
Canada	1,848	2,092
Total	$33,247	$30,775

	March 31,	March 31,
	2026	2025
Capital Expenditures
United States	$4,484	$—
Canada	8	—
Total Capital Expenditures	$4,492	$—

	March 31,	December 31,
	2026	2025
Net Operating Right-of-use Assets
United States	$2,068	$2,093
Canada	871	943
Total	$2,939	$3,036

The reconciliation of the Company’s Adjusted EBITDA to net income (loss) which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended March 31,
	2026 US	2026 CA	2026 Consol.	2025 US	2025 CA	2025 Consol.
Net income (loss)	$2,276	$5,385	$7,661	$(4,546)	$5,538	$992
Depreciation and amortization	1,766	231	1,997	1,077	194	1,271
Interest expense (income), net	478	14	492	63	9	72
Income tax expense	10	—	10	3	—	3
EBITDA	4,530	5,630	10,160	(3,403)	5,741	2,338
Strategic transaction costs	695	—	695	—	—	—
Adjusted EBITDA	$5,225	$5,630	$10,855	$(3,403)	$5,741	$2,338

	Three Months Ended March 31,
	2026 US	2026 CA	2026 Consol.	2025 US	2025 CA	2025 Consol.
Net cash provided by (used in) operating activities	$1,899	$(2,364)	$(465)	$1,544	$208	$1,752
Changes in working capital and other items	2,809	8,054	10,863	(4,530)	5,587	1,057
Non-cash adjustments to net income (loss)	(178)	(60)	(238)	(417)	(54)	(471)
EBITDA	4,530	5,630	10,160	(3,403)	5,741	2,338
Strategic transaction costs	695	—	695	—	—	—
Adjusted EBITDA	$5,225	$5,630	$10,855	$(3,403)	$5,741	$2,338

6. DEBT

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

The maximum borrowing limit under the Revolving Credit Note is initially $5,035,032, and such amount is reduced by $139,862 on each monthly payment date. During the three months ended March 31, 2026, the Company borrowed and repaid approximately $4.3 million on this revolving credit note. As of March 31, 2026 the amount available to draw on this revolving credit note was approximately $4.5 million, and there were no amounts outstanding. The Borrowers may prepay up to 75% of the then outstanding principal and accrued but unpaid interest at any time without a prepayment fee.

The obligations under the Revolving Credit Note are secured by a lien on the Company’s vibrator energy source vehicles, pursuant to a Security Agreement by and between the Company and Equify, dated as of October 31, 2025.

Letters of Credit

As of March 31, 2026, the Company has one letter of credit in the amount of $370,000 to support our insurance policies. The letter of credit is secured by a certificate of deposit with First Financial Bank.

Other Indebtedness

As of March 31, 2026 the Company has six Geospace Notes payable related to equipment purchases discussed in Note 3, totaling $16.1 million.

As of March 31, 2026, the Company has three notes payable to finance companies for various insurance premiums totaling $260,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 include finance lease liabilities of $2.6 million and $2.6 million, respectively.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of March 31, 2026, and December 31, 2025:

	March 31, 2026	December 31, 2025
Geospace Notes payable
Aggregate principal amount outstanding	$16,142	$14,731
Interest rate of 8.75%

	March 31, 2026	December 31, 2025
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$260	$258
Interest rates range from 6.60% to 7.49%

The aggregate maturities of notes payable as of March 31, 2026, are as follows (in thousands):

April 2026 - March 2027	$6,081
April 2027 - March 2028	6,244
April 2028 - March 2029	4,077
Obligations under notes payable	$16,402

The aggregate maturities of finance leases (net of imputed interest) as of March 31, 2026, are as follows (in thousands):

April 2026 - March 2027	$1,238
April 2027 - March 2028	919
April 2028 - March 2029	387
April 2029 - March 2030	99
April 2030 - March 2031	—
Obligations under finance leases	$2,643

Interest rates on these leases range from 4.86% to 13.33%.

7. LEASES

The Company leases certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable operating leases for office and shop space in Midland and Plano Texas, and Calgary, Alberta. There have been no material changes to our other leases since the Company’s most recent Annual Report on Form 10-K that was filed with the SEC on March 31, 2026.

Maturities of lease liabilities as of March 31, 2026, are as follows (in thousands):

	Operating Leases	Finance Leases
April 2026 - March 2027	$1,232	$1,384
April 2027 - March 2028	736	984
April 2028 - March 2029	675	405
April 2029 - March 2030	605	101
April 2030 - March 2031	—	—
Thereafter	—	—
Total payments under lease agreements	3,248	2,874

Less imputed interest	(313)	(231)

Total lease liabilities	$2,935	$2,643

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

The computation of basic and diluted income per share (in thousands, except share and per share data) was as follows:

	Three Months Ended March 31,
	2026	2025
Net income	$7,661	$992
Weighted average common shares outstanding
Basic	31,052,840	30,983,445
Dilutive common stock options, restricted stock unit awards and restricted stock awards	54,980	51,744
Diluted	31,107,820	31,035,189
Basic income per share of common stock	$0.25	$0.03
Diluted income per share of common stock	$0.25	$0.03

10. INCOME TAXES

For the three months ended March 31, 2026 and 2025, the Company’s effective tax rates were 0.1% and 0.3%, respectively. The Company’s nominal effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

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

The Company has recorded valuation allowances against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, a federal valuation allowance and additional state valuation allowances were maintained during the three months ended March 31, 2026 and, 2025. In addition, due to the

Company’s recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowances considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

11. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Deferred Revenue

Following is a summary of balances of and changes in deferred revenue (in thousands):

	2026	2025

Beginning Balance	$7,477	$1,570
Revenue recognized in the current year that was included in the beginning balance	(7,352)	(1,568)
Current period unearned revenue related to uncompleted contracts at quarter end	6,245	1,721
Ending Balance	$6,370	$1,723

Deferred Costs and unbilled receivables

Following is a summary of balances of and changes in contract assets, which include unbilled receivables and deferred costs (in thousands):

	2026	2025

Beginning Balance	$4	$391
Billings and costs recognized in the current year that were included in the beginning balance	(3,738)	(391)
Unbilled receivables and deferred costs incurred related to uncompleted contracts at quarter end	7,013	728
Ending Balance	$3,279	$728

Accounts Receivable

Following is a summary of balances of accounts receivable (in thousands):

	2026	2025

Beginning Balance	$9,360	$9,921
Ending Balance	$19,408	$11,007

Related Party Transactions

For the three months ended March 31, 2026, the Company incurred related party expenses totaling approximately $52,000. These are charges by various commonly controlled companies of Wilks Brothers, LLC, the holder of approximately 79% of the Company’s outstanding stock. All transactions for the year consisted of interest charges related to our Equify revolving credit note, further discussed in Note 6. As of March 31, 2026, the Company had no outstanding related party accounts payable.

For the three months ended March 31, 2025, the Company incurred related party expenses totaling approximately $74,000. All transactions consisted of trucking charges.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including without limitation statements regarding our forecasts, estimates or other expectations regarding future events, operations or financial results, including statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding technological advancements and our financial position, business strategy, and plans and objectives of our management for future operations; statements regarding our expectations regarding liquidity; statements regarding the anticipated benefits of our purchased single node channels; and statements regarding any potential transaction(s) with our controlling stockholder and any of its affiliates. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “continues,” “could,” “intends,” “goals,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts” or “potential” or the negative of these terms or other similar expressions. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. These factors include, but are not limited to, risks relating to the Company’s ability to execute its business strategies and plans for growth; the efficacy of the purchased single node channels; the failure to operationalize the acquired equipment in a timely manner or at all; risks associated with the Company’s ability to finance the transaction contemplated by the Equipment Purchase Agreement; risks relating to any potential transaction(s) with our controlling stockholder and any of its affiliates, the impact on our stock price of such potential transaction(s), our ability to consummate any such transaction, and our ability to achieve the anticipated benefits of any such potential transaction(s); our status as a controlled public company, which exempts us from certain corporate governance requirements; the limited market for our common stock; the impact of general economic, industry, market or political conditions, including tariffs; dependence upon energy industry spending; changes in exploration and production spending by our customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of our customers, particularly during extended periods of low prices for crude oil and natural gas; the volatility of oil and natural gas prices and markets; changes in economic conditions; surplus in the supply of oil and the ability of the Organization of the Petroleum Exporting Countries and its allies, collectively known as OPEC+, to agree on and comply with supply limitations; the potential for contract delays; reductions or cancellations of service contracts; limited number of customers; credit risk related to our customers; reduced utilization; high fixed costs of operations and high capital requirements; industry competition; external factors affecting the Company’s crews such as weather interruptions and inability to obtain land access rights of way; whether the Company enters into turnkey or day rate contracts; crew productivity;  risks that the Company’s cash reserves, liquidity or capital resources may be insufficient;  risks associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions, the integration of any such acquisition candidates, the value of those acquisitions to our customers and shareholders, and the financing of such acquisitions; risks related to our indebtedness and compliance with covenants contained in our revolving credit note; the Company’s ability to execute its business strategies and plans for growth; the failure to operationalize the new single node channels in a timely manner or at all; disruptions in the global economy, including the Russian-Ukrainian conflict, the U.S. and Iran conflict, and the unrest in the Middle East, export controls and financial and economic sanctions imposed on certain industry sectors and parties as a result of the developments and broader consequences of the Russian-Ukrainian conflict, the U.S. and Iran conflict, and the unrest in the Middle East related activities, and whether or not a future transaction or other action occurs that causes the Company to be delisted from Nasdaq and no longer be required to make filings with the Securities and Exchange Commission (the “SEC”). The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements wherever they appear in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. A discussion of these and other factors, including risks and uncertainties, is set forth in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 31, 2026 and any subsequent Quarterly Reports on Form 10-Q filed with the SEC. The Company disclaims any intention or obligation to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We had one large channel crew and three smaller channel crews operating in the first quarter in the United States. Our seasonal operations had solid performance in the first quarter, and their operations continued into the second quarter of 2026. High crew utilization in the first quarter resulted in improved margins and profitability. We continue to schedule and bid larger channel count jobs due to our significant inventory of the new single node channels. Additionally, we have seen an increase in activity related to non-traditional seismic exploration including geothermal, Carbon Capture Utilization and Storage (“CCUS”) seismic monitoring, and other rare minerals.

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

Discussions with Controlling Stockholder

As of March 31, 2026, Wilks Brothers, LLC (“Wilks”) and its affiliates control approximately 80% of our common stock. We have been in discussion with Wilks and certain of its affiliates with respect to one or more transactions involving assets owned by Wilks and/or certain of its affiliates, which may include, among other things, asset contributions or sales, a business combination transaction or other similar transactions. In connection with these discussions, we incurred $695,000 in expenses in the first quarter of 2026, which is included in general and administrative expense in our consolidated statement of operations for the three months ended March 31, 2026.

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

Results of Operations

U.S. Fee Revenues. Fee revenues for the first quarter of 2026 increased 665% to $20.9 million compared to $2.7 million for the same period of 2025. The increase was primarily due to an increase in crew utilization due to the purchase of the single node channels.

Canadian Fee Revenues. Fee revenues for the first quarter of 2026 decreased 7% to $11.6 million compared to $12.5 million for the same period of 2025. The decrease was primarily due to a decrease in crew utilization.

Total Revenues. Revenues for the first quarter of 2026 were $36.7 million compared to $16.1 million for the same period of 2025. Total revenues included an increase of $3.4 million in reimbursable revenues.

U.S. Fee Operating Expenses. Fee operating expenses for the first quarter of 2026 increased 200% to $13.9 million compared to $4.6 million for the same period of 2025. The increase was primarily due to an overall increase in crew production and utilization during the period.

Canadian Fee Operating Expenses. Acquisition expenses for the first quarter of 2026 decreased 12.6% to $5.5 million compared to $6.3 million for the same period of 2025. The decrease was primarily due to an overall decrease in crew production and utilization during the period.

Reimbursable Revenues and Costs. These revenues and expenses are passed through to our clients and are job specific and vary significantly from year to year. The costs are agreed to by our clients prior to contracting with outside vendors for the various tasks.

General and Administrative Expenses.  General and administrative expenses increased during the first quarter of 2026 compared to the corresponding quarter in 2025, to $2.9 million from $2 million. The increase was primarily due to strategic transactions expenses during the first quarter of 2026 related to a potential transaction(s) with our largest shareholder, Wilks Brothers, LLC, and/or any of its affiliates, as described above under “Discussions with Controlling Stockholder.”

Depreciation and Amortization Expense. Depreciation and amortization expenses for the first quarter of 2026 and 2025 totaled $2 million and $1.3 million, respectively. Depreciation expenses increased in 2026 compared to 2025 as a result of purchases of new recording equipment during the fourth quarter of 2025 and first quarter of 2026.

Total Operating Costs. Total operating costs for the first quarter of 2026 were $28.6 million, representing a 90% increase from the same period of 2025. The increase in operating costs for the first quarter of 2026 compared to 2025 was primarily due to the factors described above.

Interest expense. Interest expense for the first quarter of 2026 and 2025 totaled $0.5 million and $0.1 million, respectively. The increase in interest expenses is primarily due to the additional interest expense on the Geospace Notes.

Income Taxes. Income tax benefit for the first quarter of 2026 and 2025 was $10,000 and $3,000, respectively. These amounts represent effective tax rates of 0.1% and 0.3% for the first quarter of 2026 and 2025, respectively. The Company’s nominal effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

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

Use of Adjusted EBITDA (a Non-GAAP measure)

We define Adjusted EBITDA as net income (loss) plus interest expense, interest income, income taxes, depreciation, and amortization expense, and non-recurring and other charges, such as strategic transaction expenses or severance expenses. Our management uses Adjusted EBITDA as a supplemental financial measure to assess:

●	the financial performance of our assets without regard to financing methods, capital structures, taxes or historical cost basis;
●	its liquidity and operating performance over time in relation to other companies that own similar assets and that we believe calculate Adjusted EBITDA in a similar manner; and
●	the ability of our assets to generate cash sufficient for us to pay potential interest costs.

We also understand that such data are used by investors to assess our performance. However, the term Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and Adjusted EBITDA is not a measure of operating income or operating performance presented in accordance with GAAP. When assessing our operating performance, investors and others should not consider this data in isolation or as a substitute for net income (loss), cash flow from operating activities or other cash flow data calculated in accordance with GAAP. In addition, our Adjusted EBITDA may not be comparable to Adjusted EBITDA or similarly titled measures utilized by other companies because other companies may not calculate Adjusted EBITDA in the same manner as us. Further, the results presented by Adjusted EBITDA cannot be achieved without incurring the costs that the measure excludes, such as interest, taxes, and depreciation and amortization.

The reconciliation of our Adjusted EBITDA to our net cash (used in) provided by operating activities and net (loss) income, which are the most directly comparable GAAP financial measures, are provided in the following tables (in thousands):

	Three Months Ended March 31,
	2026 US	2026 CA	2026 Consol.	2025 US	2025 CA	2025 Consol.
Net income (loss)	$2,276	$5,385	$7,661	$(4,546)	$5,538	$992
Depreciation and amortization	1,766	231	1,997	1,077	194	1,271
Interest expense (income), net	478	14	492	63	9	72
Income tax expense	10	—	10	3	—	3
EBITDA	4,530	5,630	10,160	(3,403)	5,741	2,338
Strategic transaction costs	695	—	695	—	—	—
Adjusted EBITDA	$5,225	$5,630	$10,855	$(3,403)	$5,741	$2,338

	Three Months Ended March 31,
	2026 US	2026 CA	2026 Consol.	2025 US	2025 CA	2025 Consol.
Net cash provided by (used in) operating activities	$1,899	$(2,364)	$(465)	$1,544	$208	$1,752
Changes in working capital and other items	2,809	8,054	10,863	(4,530)	5,587	1,057
Non-cash adjustments to net income (loss)	(178)	(60)	(238)	(417)	(54)	(471)
EBITDA	4,530	5,630	10,160	(3,403)	5,741	2,338
Strategic transaction costs	695	—	695	—	—	—
Adjusted EBITDA	$5,225	$5,630	$10,855	$(3,403)	$5,741	$2,338

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

Cash Flows. Net cash used in operating activities was $0.5 million for the three months ended March 31, 2026, compared to net cash provided by operating activities of $1.8 million for the same period of 2025. This decrease was primarily due to an increase in accounts receivable offset by an increase in net income.

Net cash used in investing activities was $1.3 million for the three months ended March 31, 2026. Net cash provided by investing activities was $185,000 for the three months ended March 31, 2025. The increase in cash used in investing activities between periods of $1.5 million was primarily due to an increase in cash capital expenditure to $1.4 million for the first three months of 2026 compared to capital expenditures of $0 for the same period of 2025.

Net cash used in financing activities was $1.7 million for the three months ended March 31, 2026, and was primarily comprised of principal payments of $1.4 million and $0.3 million under our notes payable and finance leases, respectively. Net cash used in financing activities was $0.6 million for the three months ended March 31, 2025, and was primarily comprised of principal payments of $0.4 million and $0.2 million under our notes payable and finance leases, respectively.

Capital Expenditures. For the three months ended March 31, 2026, we have spent $1.4 million in cash on capital expenditures, primarily for new node channels and rolling stock and maintenance capital requirements. Historically, we have funded most of our capital expenditures through cash flow from operations, cash reserves, equipment term loans and finance leases. Under the Purchase Agreement, we are partially funding our purchase of new single node channels utilizing vendor financing in the form of the Geospace Notes.

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

The maximum borrowing limit under the Revolving Credit Note is initially $5,035,032, and such amount is reduced by $139,862 on each monthly payment date. During the three months ended March 31, 2026, the Company borrowed and repaid approximately $4.3 million on this revolving credit note. As of March 31, 2026 the amount available to draw on this revolving credit note was approximately $4.5 million, and there were no amounts outstanding. The Borrowers may prepay up to 75% of the then outstanding principal and accrued but unpaid interest at any time without a prepayment fee.

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

Other Indebtedness

The Company paid cash of approximately $4.8 million upon execution of the Equipment Purchase Agreement, agreed to pay approximately $1.2 million in cash upon final delivery, and agreed to finance approximately $18.2 million through separate promissory notes to be issued in connection with each delivery of equipment (each, a “Geospace Note” and collectively, the “Geospace Notes”). Each Geospace Note is payable by Dawson Geophysical Company and Dawson Operating, jointly and severally, to GTC. The Geospace Notes will each have a term of 36 months, bear a fixed interest rate of 8.75% annually and may be prepaid in whole or in part at any time without penalty. As of March 31, 2026, the Company has taken delivery of all contracted equipment and issued six Geospace Notes with an aggregate principal of approximately $18.2 million, with $16.1 million outstanding at March 31, 2026.

As of March 31, 2026, we have three outstanding short-term notes payable to finance companies for various insurance premiums totaling $260,000. As of December 31, 2025, we had one outstanding short-term note payable to a finance company for various insurance premiums totaling $258,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Condensed Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025, include finance leases of $2.6 million and $2.6 million, respectively.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of March 31, 2026, and December 31, 2025:

	March 31, 2026	December 31, 2025
Geospace Notes payable
Aggregate principal amount outstanding	$16,142	$14,731
Interest rate of 8.75%

	March 31, 2026	December 31, 2025
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$260	$258
Interest rates range from 6.60% to 7.49%

The aggregate maturities of notes payable as of March 31, 2026, are as follows (in thousands):

April 2026 - March 2027	$6,081
April 2027 - March 2028	6,244
April 2028 - March 2029	4,077
Obligations under notes payable	$16,402

The aggregate maturities of finance leases (net of imputed interest) as of March 31, 2026, are as follows (in thousands):

April 2026 - March 2027	$1,238
April 2027 - March 2028	919
April 2028 - March 2029	387
April 2029 - March 2030	99
April 2030 - March 2031	—
Obligations under finance leases	$2,643

Interest rates on these leases range from 4.86% to 13.33%.

Contractual Obligations

We believe that our capital resources, including our cash on hand, short-term investments, funds available from our Revolving Credit Note and cash flow from operations will be adequate to meet our current operational needs, including any continued strategic transaction expenses. We believe that we will be able to finance our 2026 capital expenditures through cash flow from operations, borrowings from commercial lenders and the Geospace Notes. However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic climate adversely affects the ability of our customers, and/or potential customers, to promptly pay amounts owing to us under their service contracts with us.

Critical Accounting Policies

Information regarding our critical accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued Accounting Pronouncements

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU introduces a practical expedient to simplify the application of Topic 326, Financial Instruments - Credit Losses, to current accounts receivable and current contract assets arising from revenue transactions accounted for under Topic 606, Revenue from Contracts with Customers. This ASU was implemented January 1, 2026, and did not have a material impact on our disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU intends to improve the guidance for interim reporting and clarify when that guidance is applicable.  ASU 2025-11 provides a comprehensive list of required disclosures and also requires entities to disclose events since the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its financial statements and related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our market risk profile during the three months ended March 31, 2026. For additional information about our market risk profile, refer to "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A. in Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As of December 31, 2025, we concluded that our internal control over financial reporting was not effective due to a material weakness in our internal control over financial reporting. Specifically, the Company did not design and maintain effective controls to ensure the accurate classification of revenue between Fee Revenue and Reimbursable Revenue, and classification of expenses between Fee Operating Expenses and Reimbursable Operating Expenses within the consolidated statement of operations and comprehensive loss. Specifically, a material error in classification was identified that our internal control over financial reporting failed to prevent or detect. While the total amount of operating revenues and operating expenses recognized for the periods presented were not materially misstated, the misclassification resulted in a material error in fee revenue, reimbursable revenue, fee operating expenses, and reimbursable operating expenses in the Company’s consolidated statement of operations and comprehensive loss. No other financial statement line items were affected by this error. The misstatements were corrected in the consolidated statement of operations and comprehensive loss presented in our Annual Report on Form 10-K for the year ended December 31, 2025.

The Company implemented remediation steps to address the material weakness and to improve internal control over financial reporting. Specifically, management designed and implemented a review control to perform a look back analysis related to uncompleted customer contracts at the end of each reporting period to ensure the correct classification of revenue earned and expenses incurred in satisfying performance obligations under contracts with customers. As of March 31, 2026, we conclude that this material weakness has been remediated.

Except for the remediation of the material weakness described above, there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	Not applicable.
(b)	None.
(c)	During the three months ended March 31, 2026, none of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Number	Exhibit

3.1	Amended and Restated Certificate of Formation, dated February 9, 2015, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 16, 2015, and incorporated herein by reference.

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

DAWSON GEOPHYSICAL COMPANY

DATE: May 15, 2026	By:	/s/ William A. Clark
William A. Clark
President and Chief Executive Officer

DATE: May 15, 2026	By:	/s/ Ian Shaw
Ian Shaw
Chief Financial Officer