Form 10-Q
period 2026-06-30
DAWSON GEOPHYSICAL CO
filed 2026-08-14
CIK 799165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 12, 2026
Common Stock, $0.01 par value	31,055,618 shares

DAWSON GEOPHYSICAL COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited and amounts in thousands, except share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$5,755	$4,907
Short-term investments	370	370
Accounts receivable, net	7,317	9,389
Prepaid expenses and other current assets	7,077	7,169
Total current assets	20,519	21,835

Property and equipment	253,096	254,017
Less accumulated depreciation	(221,372)	(223,242)
Property and equipment, net	31,724	30,775

Operating lease right-of-use assets	2,729	3,036

Intangibles, net	352	364

Total assets	$55,324	$56,010

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,040	$9,578
Accrued liabilities:
Payroll costs and other taxes	1,660	1,474
Other	1,183	994
Deferred revenue	5,341	7,477
Current maturities of notes payable and finance leases	7,255	6,232
Current maturities of operating lease liabilities	981	1,082
Total current liabilities	23,460	26,837

Long-term liabilities:
Notes payable and finance leases, net of current maturities	10,135	11,324
Operating lease liabilities, net of current maturities	1,675	2,024
Deferred tax liabilities, net	17	17
Total liabilities	35,287	40,202

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock-par value $1.00 per share; 4,000,000 shares authorized, none outstanding	—	—
Common stock-par value $0.01 per share; 35,000,000 shares authorized,
31,055,618 and 31,052,840 shares issued and outstanding at June 30, 2026
and December 31, 2025, respectively	311	311
Additional paid-in capital	157,263	157,154
Accumulated deficit	(135,339)	(139,560)
Accumulated other comprehensive loss, net	(2,198)	(2,097)
Total stockholders’ equity	20,037	15,808

Total liabilities and stockholders’ equity	$55,324	$56,010

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited and amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenues:
Fee Revenue	$14,006	$8,735	$46,514	$23,994
Reimbursable Revenue	3,906	1,116	8,097	1,935
	17,912	9,851	54,611	25,929
Operating costs:
Operating expenses
Fee operating expenses	11,398	7,601	30,828	18,561
Reimbursable operating expenses	3,906	1,116	8,097	1,935
Total operating expenses	15,304	8,717	38,925	20,496
General and administrative	3,652	2,331	6,593	4,325
Depreciation and amortization	1,985	1,174	3,982	2,445
	20,941	12,222	49,500	27,266

(Loss) income from operations	(3,029)	(2,371)	5,111	(1,337)

Other income (expense):
Interest income	32	35	41	39
Interest expense, including related party	(426)	(58)	(927)	(134)
Other (expense) income, net	(2)	38	21	71

(Loss) income before income tax	(3,425)	(2,356)	4,246	(1,361)

Income tax (expense) benefit	(15)	7	(25)	4

Net (loss) income	(3,440)	(2,349)	4,221	(1,357)

Other comprehensive income (loss):
Net unrealized income (loss) on foreign currency translation	85	477	(101)	447

Comprehensive (loss) income	$(3,355)	$(1,872)	$4,120	$(910)

Basic net (loss) income per share of common stock	$(0.11)	$(0.08)	$0.14	$(0.04)

Diluted net (loss) income per share of common stock	$(0.11)	$(0.08)	$0.14	$(0.04)

Weighted average equivalent common shares outstanding	31,052,871	30,986,929	31,052,855	30,985,212

Weighted average equivalent common shares outstanding - assuming dilution	31,052,871	30,986,929	31,137,963	30,985,212

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$4,221	$(1,357)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,982	2,445
Non-cash operating lease cost	386	504
Non-cash compensation	116	87
Bad debt expense	—	177
Gain on disposal of assets	(121)	(378)
Other	(50)	16
Change in operating assets and liabilities:
Decrease in accounts receivable	1,964	6,673
Decrease (increase) in contract assets	91	(7,063)
Decrease in prepaid expenses and other assets	132	322
Decrease in accounts payable	(2,451)	(439)
Increase (decrease) in accrued liabilities	394	(171)
Decrease in operating lease liabilities	(529)	(554)
(Decrease) increase in deferred revenue	(2,137)	16,365

Net cash provided by operating activities	5,998	16,627

Cash flows from investing activities:
Capital expenditures, net of non-cash capital expenditures summarized below	(1,652)	(683)
Proceeds from disposal of assets	156	378

Net cash used in investing activities	(1,496)	(305)

Cash flows from financing activities:
Principal payments on notes payable	(3,025)	(1,066)
Principal payments on finance leases	(613)	(386)
Borrowings on related-party line of credit	6,250	—
Repayments on related-party line of credit	(6,250)	—
Tax withholdings related to stock based compensation awards	(7)	(45)

Net cash used in financing activities	(3,645)	(1,497)

Effect of exchange rate changes on cash and cash equivalents	(9)	18

Net increase in cash and cash equivalents	848	14,843

Cash and cash equivalents at beginning of period	4,907	1,385

Cash and cash equivalents at end of period	$5,755	$16,228

Supplemental cash flow information:
Cash paid for interest, including related-party amounts of $101 and $0, respectively (see Note 11)	$819	$128

Non-cash operating, investing and financing activities:
Finance leases incurred	$673	$—
Increase in right-of-use assets and operating lease liabilities	$106	$—
Financed equipment purchases	$2,698	$—
Financed insurance premiums	$128	$1,746

See accompanying notes to the condensed consolidated financial statements (unaudited).

DAWSON GEOPHYSICAL COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited and amounts in thousands, except share data)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Accumulated	Comprehensive
	Of Shares	Amount	Capital	Deficit	Loss	Total
Balance January 1, 2026	31,052,840	$311	$157,154	$(139,560)	$(2,097)	$15,808
Net income	—	—	—	7,661	—	7,661
Unrealized loss on foreign exchange rate translation	—	—	—	—	(186)	(186)
Stock-based compensation expense	—	—	47	—	—	47
Balance March 31, 2026	31,052,840	$311	$157,201	$(131,899)	$(2,283)	$23,330
Net loss	—	—	—	(3,440)	—	(3,440)
Unrealized income on foreign exchange rate translation	—	—	—	—	85	85
Stock-based compensation expense	—	—	46	—	—	46
Issuance of common stock as compensation	4,000	—	23	—	—	23
Shares exchanged for taxes on stock-based compensation	(1,222)	—	(7)	—	—	(7)
Balance June 30, 2026	31,055,618	$311	$157,263	$(135,339)	$(2,198)	$20,037

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-in	Accumulated	Comprehensive
	Of Shares	Amount	Capital	Deficit	Loss	Total
Balance January 1, 2025	30,983,437	$310	$157,073	$(137,619)	$(2,483)	$17,281
Net income	—	—	—	992	—	992
Unrealized loss on foreign exchange rate translation	—	—	—	—	(30)	(30)
Stock-based compensation expense	—	—	44	—	—	44
Issuance of common stock as compensation	1,050	—	—	—	—	—
Shares exchanged for taxes on stock-based compensation	(325)	—	—	—	—	—
Balance March 31, 2025	30,984,162	$310	$157,117	$(136,627)	$(2,513)	$18,287
Net loss	—	—	—	(2,349)	—	(2,349)
Unrealized income on foreign exchange rate translation	—	—	—	—	477	477
Stock-based compensation expense	—	—	43	—	—	43
Issuance of common stock as compensation	91,100	—	—	—	—	—
Shares exchanged for taxes on stock-based compensation	(27,461)	—	(45)	—	—	(45)
Balance June 30, 2025	31,047,801	$310	$157,115	$(138,976)	$(2,036)	$16,413

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

Significant Accounting Policies

Principles of Consolidation. The condensed consolidated financial statements as of June 30, 2026, and for the three and six months ended June 30, 2026, and 2025, include the accounts of the Company and its wholly-owned subsidiaries, Dawson Operating LLC, Dawson Seismic Services Holdings, Inc., Eagle Canada, Inc., Eagle Canada Seismic Services ULC, and Exploration Surveys, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Dividends. The Company records dividends declared as an addition to accumulated deficit when declaration of such dividends is not subject to restrictions in the jurisdictions in which the Company operates, or in conflict with information in the Company’s bylaws.

Allowance for Current Expected Credit Losses. The Company’s allowance for credit losses reflects its current estimate expected to be incurred over the life of the financial instrument and is determined based on a number of factors. Management determines the need for any allowance for credit losses on accounts receivable based on its review of past-due accounts, its past experience of historical write-offs, its current client base, when customer accounts exceed 90 days past due and specific customer account reviews. While the collectability of outstanding client invoices is continually assessed, the inherent volatility of the energy industry’s business cycle can cause swift and unpredictable changes in the financial stability of the Company’s clients. With the adoption of ASU No. 2016-13 in 2020, the Company made an accounting policy election to write off accrued interest amounts by reversing interest income. For the three and six months ended June 30, 2026, the Company incurred no credit losses. For the three and six months ended June 30, 2025, the Company incurred credit losses of $0 and $177,000, respectively. The Company’s allowance for credit losses was $250,000 at June 30, 2026 and December 31, 2025.

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

Impairment of Long-lived Assets. Long-lived assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value of the asset group may not be recoverable. Recognition of an impairment charge is required if future expected undiscounted net cash flows are insufficient to recover the carrying value of the asset group and the fair value of the asset group is below its carrying value. Depending upon the facts and circumstances, when indicators of asset impairment exist, management will test the asset group for impairment through developing a forecast of future undiscounted cash flows expected to be generated by the asset group or by estimating the fair value of assets within the asset group in lieu of detailed cash flow projections. If either the future undiscounted cash flows expected to be generated by the asset group or the fair value of the assets within the asset group exceeds the carrying value of the asset group no impairment would be recognized. No impairment test was required during the quarter ended June 30, 2026, or the year ended December 31, 2025 and no impairment charges were recognized during those periods.

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

Clients are billed as permitted by the service contract. Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. If billing occurs prior to the revenue recognition or billing exceeds the revenue recognized, the amount is considered deferred revenue and a contract liability. Conversely, if revenue recognized exceeds billings, the excess represents an unbilled receivable, which is classified as a contract asset and included in prepaid expenses and other current assets on the condensed consolidated balance sheets. See Note 11, “Deferred Costs and Unbilled Receivables,” for additional information.

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

Share-based compensation. We measure and record compensation expense for share-based payment awards to employees and outside directors based on estimated grant date fair values. Grant date fair value is determined by averaging the high and low stock price on the grant date. We recognize compensation costs for awards granted over the requisite service period based on the grant date fair value in fee operating expenses and general and administrative expenses on our consolidated statements of operations. During the three and six months ended June 30, 2026, we granted 4,000 shares to employees with an aggregate grant date fair value of $23,000. During the three and six months ended June 30, 2025, we granted 5,050 shares to employees with an aggregate grant date fair value of $8,000. For the three months ended June 30, 2026, we recognized expense related to restricted stock unit awards of $18,000 and $28,000 in fee operating expenses and general and administrative expenses, respectively. For the six months ended June 30, 2026, we recognized expense related to restricted stock unit awards of $37,000 and $56,000 in fee operating expenses and general and administrative expenses, respectively. Additionally, we recognize forfeitures of share-based compensation as they occur.

Risks and Uncertainties. The Company’s ability to be profitable in the future will depend on many factors beyond its control, but primarily on the level of demand for land-based seismic data acquisition services by oil and natural gas exploration and development companies. The Company incurred net losses of $3.4 million and $2.3 million for the three months ended June 30, 2026, and 2025, respectively. The Company generated net income of $4.2 million and incurred net loss of $1.4 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had $5.8 million in cash and a working capital deficit of $2.9 million. We believe that our cash flows from operations and our current financial position are adequate to fund our continued operations.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 enhances the disclosures required for certain expense captions in the Company's annual and interim consolidated financial statements. This ASU is effective prospectively or retrospectively for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its disclosures.

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

During the six months ended June 30, 2026, we paid the remaining cash payment of $0.9 million and entered into the final Geospace note for $2.7 million. As of June 30, 2026, the Company has taken delivery of all the contracted equipment and issued six Geospace Notes with an aggregate principal of approximately $18.2 million, with $14.7 million outstanding at June 30, 2026.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

At June 30, 2026 and December 31, 2025, the Company’s financial instruments included cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable, other current liabilities, notes payable, finance leases and operating lease liabilities. Due to the short-term maturities of cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable and other current liabilities, the carrying amounts approximate fair value at the respective balance sheet dates. The carrying value of the notes payable approximate their fair value based on comparisons with the prevailing market interest rate. The fair values of the Company’s notes payable are level 2 measurements in the fair value hierarchy.

5. OPERATING SEGMENTS

The Company’s chief operating decision maker (President and Chief Executive Officer) reviews the discrete segment financial information on a geographic basis for the United States (“USA”) operations and Canada (“CA”) operations. As a result, our business has two reportable segments, USA Operations and Canada Operations. The revenue for both of the Company’s segments is generated by the same services, which utilize the same type of equipment and personnel. The performance of our segments is evaluated primarily on Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss), before (i) interest expense, net, (ii) income tax expense or benefit, (iii) depreciation and amortization and (iv) non-recurring and other charges, such as strategic transaction expenses or severance expenses.

A portion of the management charges incurred by the U.S. segment were allocated to the Canadian segment based upon an activity level determined to be appropriate by management. These charges totaled approximately $70,000 and $55,000 for the three months ended June 30, 2026 and 2025, respectively and approximately $208,000 and $215,000 for the six months ended June 30, 2026 and 2025, respectively.

The following tables present the Company’s income statements by operating segment (in thousands):

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	USA Operations	Canada Operations	Consolidated	USA Operations	Canada Operations	Consolidated
Operating revenues
Fee revenue	$13,176	$830	$14,006	$34,041	$12,473	$46,514
Reimbursable revenue	3,902	4	3,906	7,910	187	8,097
	17,078	834	17,912	41,951	12,660	54,611

Operating costs:
Fee operating expenses	9,779	1,619	11,398	23,661	7,167	30,828
Reimbursable operating expenses	3,902	4	3,906	7,910	187	8,097
Operating expenses	13,681	1,623	15,304	31,571	7,354	38,925
General and administrative	3,324	328	3,652	5,800	793	6,593
Depreciation and amortization	1,755	230	1,985	3,521	461	3,982
	18,760	2,181	20,941	40,892	8,608	49,500

(Loss) income from operations	(1,682)	(1,347)	(3,029)	1,059	4,052	5,111

Other income (expense):
Interest income	26	6	32	32	9	41
Interest expense	(407)	(19)	(426)	(891)	(36)	(927)
Other income (expense), net	44	(46)	(2)	67	(46)	21
(Loss) income before income tax	(2,019)	(1,406)	(3,425)	267	3,979	4,246
Income tax expense	(15)	—	(15)	(25)	—	(25)
Net (loss) income	$(2,034)	$(1,406)	$(3,440)	$242	$3,979	$4,221
Other comprehensive income (loss):
Net unrealized income (loss) on foreign currency translation	—	85	85	—	(101)	(101)
Comprehensive (loss) income	$(2,034)	$(1,321)	$(3,355)	$242	$3,878	$4,120

Adjusted EBITDA	$1,806	(1,163)	$643	$7,031	$4,467	$11,498

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	USA Operations	Canada Operations	Consolidated	USA Operations	Canada Operations	Consolidated
Operating revenues
Fee revenue	$8,404	$331	$8,735	$11,130	$12,864	$23,994
Reimbursable revenue	1,116	—	1,116	1,686	249	1,935
	9,520	331	9,851	12,816	13,113	25,929

Operating costs:
Fee operating expenses	6,742	859	7,601	11,357	7,204	18,561
Reimbursable operating expenses	1,116	—	1,116	1,686	249	1,935
Operating expenses	7,858	859	8,717	13,043	7,453	20,496
General and administrative	1,998	333	2,331	3,553	772	4,325
Depreciation and amortization	981	193	1,174	2,058	387	2,445
	10,837	1,385	12,222	18,654	8,612	27,266

(Loss) income from operations	(1,317)	(1,054)	(2,371)	(5,838)	4,501	(1,337)

Other income (expense):
Interest income	26	9	35	26	13	39
Interest expense	(46)	(12)	(58)	(109)	(25)	(134)
Other income (expense), net	33	5	38	74	(3)	71
(Loss) income before income tax	(1,304)	(1,052)	(2,356)	(5,847)	4,486	(1,361)
Income tax benefit	7	—	7	4	—	4
Net (loss) income	$(1,297)	$(1,052)	$(2,349)	$(5,843)	$4,486	$(1,357)

Adjusted EBITDA	$(303)	$(856)	$(1,159)	$(3,706)	$4,885	$1,179

The following tables present the Company’s total assets, net property and equipment, capital expenditures and operating right of use assets disaggregated by operating segment (in thousands):

	June 30,	December 31,
	2026	2025
Total Assets
United States	$50,629	$48,577
Canada	4,695	7,433
Total Assets	$55,324	$56,010

	June 30,	December 31,
	2026	2025
Net Property and Equipment
United States	$30,044	$28,683
Canada	1,680	2,092
Total	$31,724	$30,775

	June 30,	June 30,
	2026	2025
Capital Expenditures
United States	$4,919	$683
Canada	104	—
Total Capital Expenditures	$5,023	$683

	June 30,	December 31,
	2026	2025
Net Operating Right-of-use Assets
United States	$1,935	$2,093
Canada	794	943
Total	$2,729	$3,036

The reconciliation of the Company’s Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, and to net cash (used in) provided by operating activities, are provided in the following tables (in thousands):

	Three Months Ended June 30,
	2026 US	2026 CA	2026 Consol.	2025 US	2025 CA	2025 Consol.
Net loss	$(2,034)	$(1,406)	$(3,440)	$(1,297)	$(1,052)	$(2,349)
Depreciation and amortization	1,755	230	1,985	981	193	1,174
Interest expense (income), net	381	13	394	20	3	23
Income tax expense (benefit)	15	—	15	(7)	—	(7)
EBITDA	117	(1,163)	(1,046)	(303)	(856)	(1,159)
Strategic transaction expenses	1,689	—	1,689	—	—	—
Adjusted EBITDA	$1,806	$(1,163)	$643	$(303)	$(856)	$(1,159)

	Six Months Ended June 30,
	2026 US	2026 CA	2026 Consol.	2025 US	2025 CA	2025 Consol.
Net income (loss)	$242	$3,979	$4,221	$(5,843)	$4,486	$(1,357)
Depreciation and amortization	3,521	461	3,982	2,058	387	2,445
Interest expense (income), net	859	27	886	83	12	95
Income tax expense (benefit)	25	—	25	(4)	—	(4)
EBITDA	4,647	4,467	9,114	(3,706)	4,885	1,179
Strategic transaction expenses	2,384	—	2,384	—	—	—
Adjusted EBITDA	$7,031	$4,467	$11,498	$(3,706)	$4,885	$1,179

	Three Months Ended June 30,
	2026 US	2026 CA	2026 Consol.	2025 US	2025 CA	2025 Consol.
Net cash (used in) provided by operating activities	$(1,799)	$8,262	$6,463	$6,742	$8,133	$14,875
Changes in working capital and other items	2,119	(9,364)	(7,245)	(6,805)	(8,932)	(15,737)
Non-cash adjustments to net (loss) income	(203)	(61)	(264)	(240)	(57)	(297)
EBITDA	117	(1,163)	(1,046)	(303)	(856)	(1,159)
Strategic transaction expenses	1,689	—	1,689	—	—	—
Adjusted EBITDA	$1,806	$(1,163)	$643	$(303)	$(856)	$(1,159)

	Six Months Ended June 30,
	2026 US	2026 CA	2026 Consol.	2025 US	2025 CA	2025 Consol.
Net cash provided by (used in) operating activities	$100	$5,898	$5,998	$8,286	$8,341	$16,627
Changes in working capital and other items	4,928	(1,310)	3,618	(11,335)	(3,345)	(14,680)
Non-cash adjustments to net income (loss)	(381)	(121)	(502)	(657)	(111)	(768)
EBITDA	4,647	4,467	9,114	(3,706)	4,885	1,179
Strategic transaction expenses	2,384	—	2,384	—	—	—
Adjusted EBITDA	$7,031	$4,467	$11,498	$(3,706)	$4,885	$1,179

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

The maximum borrowing limit under the Revolving Credit Note is initially $5,035,032, and such amount is reduced by $139,862 on each monthly payment date. During the three and six months ended June 30, 2026, the Company borrowed and repaid approximately $2.0 million and $6.3 million, respectively, under the Revolving Credit Note. As of June 30, 2026, the amount available to draw under the Revolving Credit Note was approximately $4.1 million, and there were no amounts outstanding. See Note 11 for additional information regarding related-party interest expense associated with the Revolving Credit Note. The Borrowers may prepay up to 75% of the then outstanding principal and accrued but unpaid interest at any time without a prepayment fee.

The obligations under the Revolving Credit Note are secured by a lien on the Company’s vibrator energy source vehicles, pursuant to a Security Agreement by and between the Company and Equify, dated as of October 31, 2025.

Letters of Credit

As of June 30, 2026, the Company has one letter of credit in the amount of $370,000 to support our insurance policies. The letter of credit is secured by a certificate of deposit with First Financial Bank.

Other Indebtedness

As of June 30, 2026, the Company has six Geospace Notes payable related to equipment purchases discussed in Note 3, totaling $14.7 million. As of June 30, 2026, the Company has three notes payable to finance companies for various insurance premiums totaling $131,000.

In addition, the Company leases certain seismic recording equipment and vehicles under leases classified as finance leases. The Company’s Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025, include finance lease liabilities of $2.6 million and $2.6 million, respectively.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under the Company’s outstanding notes payable and the interest rates as of June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025
Geospace Notes payable
Aggregate principal amount outstanding	$14,659	$14,731
Interest rate of 8.75%

	June 30, 2026	December 31, 2025
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$131	$258
Interest rates range from 6.60% to 7.49%

The aggregate maturities of notes payable as of June 30, 2026, are as follows (in thousands):

July 2026 - June 2027	$5,979
July 2027 - June 2028	6,381
July 2028 - June 2029	2,430
Obligations under notes payable	$14,790

The aggregate maturities of finance leases (net of imputed interest) as of June 30, 2026, are as follows (in thousands):

July 2026 - June 2027	$1,276
July 2027 - June 2028	839
July 2028 - June 2029	422
July 2029 - June 2030	63
July 2030 - June 2031	—
Obligations under finance leases	$2,600

Interest rates on these leases range from 4.86% to 13.33%.

7. LEASES

The Company leases certain vehicles, seismic recording equipment, real property and office equipment under lease agreements. The Company evaluates each lease to determine its appropriate classification as an operating lease or finance lease for financial reporting purposes. The majority of our operating leases are non-cancelable operating leases for office and shop space in Midland and Plano, Texas, and Calgary, Alberta. There have been no material changes to our other leases since the Company’s most recent Annual Report on Form 10-K that was filed with the SEC on March 31, 2026.

Maturities of lease liabilities as of June 30, 2026, are as follows (in thousands):

	Operating Leases	Finance Leases
July 2026 - June 2027	$1,111	$1,425
July 2027 - June 2028	712	899
July 2028 - June 2029	668	440
July 2029 - June 2030	433	65
Thereafter	—	—
Total payments under lease agreements	2,924	2,829

Less imputed interest	(268)	(229)

Total lease liabilities	$2,656	$2,600

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

The computation of basic and diluted income per share (in thousands, except share and per share data) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(3,440)	$(2,349)	$4,221	$(1,357)
Weighted average common shares outstanding
Basic	31,052,871	30,986,929	31,052,855	30,985,212
Dilutive common stock options, restricted stock unit awards and restricted stock awards	—	—	85,108	—
Diluted	31,052,871	30,986,929	31,137,963	30,985,212
Basic net (loss) income per share of common stock	$(0.11)	$(0.08)	$0.14	$(0.04)
Diluted net (loss) income per share of common stock	$(0.11)	$(0.08)	$0.14	$(0.04)

The Company had a net loss for the three months ended June 30, 2026, and 2025, and for the six months ended June 30, 2025. As a result, all stock options, restricted stock unit awards and restricted stock awards were anti-dilutive and excluded from weighted average shares used in determining the diluted loss per share of common stock for those periods.

The following weighted average numbers of stock options, restricted stock unit awards and restricted stock awards have been excluded from the calculation of diluted loss per share of common stock, as their effect would have been anti-dilutive for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units	250,000	82,721	—	87,366
Total	250,000	82,721	—	87,366

10. INCOME TAXES

For the three and six months ended June 30, 2026, the Company’s effective tax rates were -0.4% and 0.6%, respectively and for three and six months ended June 30, 2025, the Company’s effective tax rates were 0.3%. The Company’s nominal effective tax rate for the periods above was due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

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

The Company has recorded valuation allowances against the associated deferred tax assets for the amounts it deems are not more likely than not realizable. Based on management’s belief that not all the net operating losses are realizable, a federal valuation allowance and additional state valuation allowances were maintained during the three and six months ended June 30, 2026, and 2025. In addition, due to the Company’s recent operating losses and valuation allowances, the Company may recognize reduced or no tax benefits on future losses on the condensed consolidated financial statements. The amount of the valuation allowances considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for future growth.

11. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION

Deferred Revenue

Following is a summary of balances of and changes in deferred revenue (in thousands):

	2026	2025

Beginning Balance	$7,477	$1,570
Revenue recognized in the current year that was included in the beginning balance	(7,352)	(1,568)
Current period unearned revenue related to uncompleted contracts at quarter end	5,216	17,933
Ending Balance	$5,341	$17,935

Deferred Costs and unbilled receivables

Contract assets, which include unbilled receivables and deferred costs, are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. Following is a summary of balances of and changes in contract assets, which include unbilled receivables and deferred costs (in thousands):

	2026	2025

Beginning Balance	$3,836	$391
Billings and costs recognized in the current year that were included in the beginning balance	(3,738)	(391)
Unbilled receivables and deferred costs incurred related to uncompleted contracts at quarter end	3,647	7,454
Ending Balance	$3,745	$7,454

Accounts Receivable

Following is a summary of balances of accounts receivable (in thousands):

	2026	2025

Beginning Balance	$9,360	$9,921
Ending Balance	$7,308	$3,511

Related Party Transactions

For the three and six months ended June 30, 2026, the Company incurred related-party expenses totaling approximately $23,700 and $109,500, respectively. These expenses represent charges by various companies under common control with Wilks Brothers, LLC, the holder of approximately 80% of the Company’s outstanding common stock. Of the approximately $109,500 incurred during the six months ended June 30, 2026, $8,500 related to customer entertainment expenses, with the remainder consisting of interest charges related to the Company’s Equify revolving credit note, as further discussed in Note 6. As of June 30, 2026, the Company had no outstanding related-party accounts payable.

For the three and six months ended June 30, 2025, the Company incurred related-party expenses totaling approximately $21,000 and $95,000. All transactions consisted of trucking charges.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including without limitation statements regarding our forecasts, estimates or other expectations regarding future events, operations or financial results; statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding potential technological advancements and their potential impact on demand for the Company’s services; our financial position, business strategy, and the plans and objectives of our management for future operations; our expectations regarding liquidity; the anticipated benefits of our purchased single-node channels; and our ability to identify areas of improvement in the deployment of the new single-node channels and the expected operational efficiencies resulting therefrom; statements regarding the Company’s investment in compute power and the anticipated benefits to be derived therefrom for the Company and its customers; statements regarding our financial performance and our ability to capitalize on current market opportunities; and statements regarding any potential transaction(s) with our controlling stockholder and/or any of its affiliates. In some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “continues,” “could,” “intends,” “goals,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts” or “potential” or the negative of these terms or other similar expressions. These forward-looking statements speak only as of the date of filing of this Form 10-Q and, except as required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors. These factors include, but are not limited to, risks relating to the Company’s ability to execute its business strategies and plans for growth; the efficacy of the purchased single-node channels; the failure to operationalize the acquired equipment in a timely manner or at all; risks associated with the Company’s ability to finance the transactions contemplated by the purchase agreement to acquire the single-node channels (the “Equipment Purchase Agreement”); risks relating to the Company’s investment in compute power, including risks that the Company may not achieve the anticipated benefits of such investment; risks relating to any potential transaction(s) with our controlling stockholder and/or any of its affiliates, the impact on our stock price of any such potential transaction(s), our ability to consummate any such transaction, and our ability to achieve the anticipated benefits of any such potential transaction(s); our status as a controlled public company, which exempts us from certain corporate governance requirements; the limited market for our common stock; the impact of general economic, industry, market or political conditions, including tariffs; dependence upon energy industry spending; changes in exploration and production spending by our customers and changes in the level of oil and natural gas exploration and development; the results of operations and financial condition of our customers, particularly during extended periods of low prices for crude oil and natural gas; the volatility of oil and natural gas prices and markets; changes in economic conditions; surplus in the supply of oil and the ability of the Organization of the Petroleum Exporting Countries and its allies, collectively known as OPEC+, to agree on and comply with supply limitations; the potential for contract delays; reductions or cancellations of service contracts; limited number of customers; credit risk related to our customers; reduced utilization; high fixed costs of operations and high capital requirements; industry competition; external factors affecting the Company’s crews such as weather interruptions and inability to obtain land access rights of way; whether the Company enters into turnkey or day rate contracts; crew productivity; risks that the Company’s cash reserves, liquidity or capital resources may be insufficient; risks associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions, the integration of any such acquisition candidates, the value of those acquisitions to our customers and shareholders, and the financing of such acquisitions; risks related to our indebtedness and compliance with covenants contained in our revolving credit note; the Company’s ability to execute its business strategies and plans for growth; the failure to operationalize the new single-node channels in a timely manner or at all; the risk that expected improvements in deployment of the new single-node channels may not result in anticipated operational efficiencies or improved operating and financial performance; disruptions in the global economy, including the Russian-Ukrainian conflict, the U.S. and Iran conflict, and the unrest in the Middle East; export controls and financial and economic sanctions imposed on certain industry sectors and parties as a result of the developments and broader consequences of the Russian-Ukrainian conflict, the U.S. and Iran conflict, and the unrest in the Middle East-related activities; and whether or not a future transaction or other action occurs that causes the Company to be delisted from Nasdaq and no longer be required to make filings with the Securities and Exchange Commission (the “SEC”). The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements wherever they appear in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this paragraph. The Company disclaims any intention or obligation to revise any forward-looking statements, whether as a result of new information, future events or otherwise. A further list and description of risks, uncertainties and assumptions that could cause or contribute to differences in the Company’s future results include the cautionary statements described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, and in our subsequent periodic filings with the SEC. The Company qualifies all of its forward-looking statements by these cautionary statements.

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

During the second quarter of 2026, the Company completed two large-channel-count projects and operated two smaller crews in the United States. At the end of the quarter, the Company began a high-density seismic project deploying 70,000 single-node channels over a concentrated area. The high-density channel count combined with our new single-node channels is expected to provide significant improvement in the resolution of the seismic data provided by our services. If this test is successful, we expect the demand for other high-density seismic acquisition services to increase significantly.

The Company’s seasonal Canadian operations ceased in April 2026 and are expected to resume in the fourth quarter of 2026. The Company has experienced increased bidding activity for larger channel-count projects in the Canadian market for the fourth quarter of 2026 and into 2027. The Company continues to schedule and bid on larger channel-count projects due to its inventory of new single-node channels. The Company has also experienced increased activity related to non-traditional seismic exploration, including geothermal exploration, carbon capture utilization and storage (“CCUS”) seismic monitoring, and rare-mineral exploration.

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

Discussions with Controlling Stockholder

As of June 30, 2026, Wilks Brothers, LLC (“Wilks”) and its affiliates control approximately 80% of our common stock. We have been in discussion with Wilks and certain of its affiliates with respect to one or more transactions involving assets owned by Wilks and/or certain of its affiliates, which may include, among other things, asset contributions or sales, a business combination transaction or other similar transactions. In connection with these discussions, we incurred approximately $1.7 million in expenses in the second quarter of 2026 and approximately $2.4 million in expenses in the six months ended June 30, 2026, which are included in general and administrative expense in our consolidated statements of operations.

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

Results of Operations

U.S. Fee Revenues. Fee revenues for the second quarter of 2026 increased 57% to $13.2 million compared to $8.4 million for the same period of 2025. The increase was primarily due to an increase in crew production and utilization during the period, including the completion of two large-channel-count projects and the operation of two smaller crews. Fee revenues for the first six months of 2026 increased 206% to $34 million compared to $11.1 million for the same period in 2025. The increase was primarily due to an increase in crew utilization.

Canadian Fee Revenues. Fee revenues for the second quarter of 2026 increased 151% to $0.8 million compared to $0.3 million for the same period of 2025. The increase was primarily due to increased activity during the portion of the quarter in which Canadian operations were active. Canadian seasonal operations ceased in April 2026. Fee revenues for the first six months of 2026 decreased 3% to $12.5 million compared to $12.9 million for the same period in 2025. The decrease was primarily due to a decrease in crew utilization.

Total Revenues. Revenues for the second quarter of 2026 were $17.9 million compared to $9.9 million for the same period of 2025. Total revenues included reimbursable revenues of $3.9 million and $1.1 million for the second quarters of 2026 and 2025, respectively. Revenues for the first six months of 2026 were $54.6 million compared to $25.9 million for the same period of 2025. Total revenues included an increase of $6.2 million in reimbursable revenues.

U.S. Fee Operating Expenses. Fee operating expenses for the second quarter of 2026 increased 45% to $9.8 million compared to $6.7 million for the same period of 2025. The increase was primarily due to an overall increase in crew production and utilization during the period. Fee operating expenses for the first six months of 2026 increased 108% to $23.7 million from $11.4 million for the same period of 2025. The increase was primarily due to increased crew utilization.

Canadian Fee Operating Expenses. Fee operating expenses for the second quarter of 2026 increased 88% to $1.6 million compared to $0.9 million for the same period of 2025. The increase was primarily due to increased activity during the portion of the quarter in which Canadian operations were active. Fee operating expenses for the first six months of 2026 and 2025 were approximately $7.2 million.

Reimbursable Revenues and Costs. These revenues and expenses are passed through to our clients and are job specific and vary significantly from year to year. The costs are agreed to by our clients prior to contracting with outside vendors for the various tasks.

General and Administrative Expenses.  General and administrative expenses increased during the second quarter of 2026 compared to the corresponding quarter in 2025, to $3.7 million from $2.3 million. The increase was primarily due to strategic transaction expenses during the second quarter of 2026 related to a potential transaction(s) with our largest shareholder, Wilks Brothers, LLC, and/or any of its affiliates, as described above under “Discussions with Controlling Stockholder.” During the first six months of 2026 general and administrative expenses increased 52% to $6.6 million compared to $4.3 million for the same period of 2025. The increase was due to $2.4 million of strategic transaction expenses during the six months ended June 30, 2026.

Depreciation and Amortization Expense. Depreciation and amortization expenses for the second quarter and first six months of 2026 totaled $2 million and $4 million, respectively, compared to $1.2 million and $2.4 million for the same periods in 2025. Depreciation expenses increased in 2026 compared to 2025 as a result of purchases of new recording equipment starting in August 2025 through January 2026.

Total Operating Costs. Total operating costs for the second quarter of 2026 were $20.9 million, representing a 71% increase from the same period of 2025. The increase in operating costs for the second quarter of 2026 compared to 2025 was primarily due to the factors described above. The operating costs for the first six months of 2026 were $49.5 million, representing an 82% increase from the same period of 2025. The increase in operating costs for the second quarter and first six months of 2026 compared to 2025 was primarily due to the factors described above.

Interest expense. Interest expense for the second quarter and first six months of 2026 totaled $0.4 million and $0.9 million, respectively, compared to $58,000 and $134,000 for the same periods in 2025. The increase in interest expenses is primarily due to the additional interest expense on the Geospace Notes.

Income Taxes. Income tax expense for the second quarter of 2026 was $15,000, compared to an income tax benefit of $7,000 for the second quarter of 2025. These amounts represent effective tax rates of approximately -0.4% and 0.3% for the second quarters of 2026 and 2025, respectively. The Company’s nominal effective tax rates for the periods above were due to the presence of net operating loss carryovers and adjustments to the valuation allowance on deferred tax assets.

Our effective tax rates differ from the statutory federal rate of 21% for certain items such as state and local taxes, valuation allowances, and non-deductible expenses. For further information, see Note 10 of the Notes to the Condensed Consolidated Financial Statements.

Use of Adjusted EBITDA (a Non-GAAP measure)

We define Adjusted EBITDA as net income (loss) plus interest expense (income), net; income tax expense (benefit); depreciation and amortization; and other charges that we believe are not indicative of our core operating performance, such as strategic transaction costs. Our management uses Adjusted EBITDA as a supplemental financial measure to assess:

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

We also understand that such data are used by investors to assess our performance. However, the term Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”), and Adjusted EBITDA is not a measure of operating income or operating performance presented in accordance with GAAP. When assessing our operating performance, investors and others should not consider this data in isolation or as a substitute for net income (loss), the most directly comparable GAAP financial measure, cash flow from operating activities or other cash flow data calculated in accordance with GAAP. In addition, we may modify how we calculate Adjusted EBITDA, and our use of Adjusted EBITDA may not be comparable to Adjusted EBITDA or similarly titled measures utilized by other companies because other companies may not calculate Adjusted EBITDA in the same manner as us. Further, the results presented by Adjusted EBITDA cannot be achieved without incurring the costs that the measure excludes, such as interest, taxes, depreciation and amortization.

The reconciliation of our Adjusted EBITDA to our net (loss) income, which is the most directly comparable GAAP operating performance measure, and net cash provided by (used in) operating activities, which is the most directly comparable GAAP liquidity measure, are provided in the following tables (in thousands):

	Three Months Ended June 30,
	2026 US	2026 CA	2026 Consol.	2025 US	2025 CA	2025 Consol.
Net loss	$(2,034)	$(1,406)	$(3,440)	$(1,297)	$(1,052)	$(2,349)
Depreciation and amortization	1,755	230	1,985	981	193	1,174
Interest expense (income), net	381	13	394	20	3	23
Income tax expense (benefit)	15	—	15	(7)	—	(7)
EBITDA	117	(1,163)	(1,046)	(303)	(856)	(1,159)
Strategic transaction expenses	1,689	—	1,689	—	—	—
Adjusted EBITDA	$1,806	$(1,163)	$643	$(303)	$(856)	$(1,159)

	Six Months Ended June 30,
	2026 US	2026 CA	2026 Consol.	2025 US	2025 CA	2025 Consol.
Net income (loss)	$242	$3,979	$4,221	$(5,843)	$4,486	$(1,357)
Depreciation and amortization	3,521	461	3,982	2,058	387	2,445
Interest expense (income), net	859	27	886	83	12	95
Income tax expense (benefit)	25	—	25	(4)	—	(4)
EBITDA	4,647	4,467	9,114	(3,706)	4,885	1,179
Strategic transaction expenses	2,384	—	2,384	—	—	—
Adjusted EBITDA	$7,031	$4,467	$11,498	$(3,706)	$4,885	$1,179

	Three Months Ended June 30,
	2026 US	2026 CA	2026 Consol.	2025 US	2025 CA	2025 Consol.
Net cash (used in) provided by operating activities	$(1,799)	$8,262	$6,463	$6,742	$8,133	$14,875
Changes in working capital and other items	2,119	(9,364)	(7,245)	(6,805)	(8,932)	(15,737)
Non-cash adjustments to net loss	(203)	(61)	(264)	(240)	(57)	(297)
EBITDA	117	(1,163)	(1,046)	(303)	(856)	(1,159)
Strategic transaction expenses	1,689	—	1,689	—	—	—
Adjusted EBITDA	$1,806	$(1,163)	$643	$(303)	$(856)	$(1,159)

	Six Months Ended June 30,
	2026 US	2026 CA	2026 Consol.	2025 US	2025 CA	2025 Consol.
Net cash provided by operating activities	$100	$5,898	$5,998	$8,286	$8,341	$16,627
Changes in working capital and other items	4,928	(1,310)	3,618	(11,335)	(3,345)	(14,680)
Non-cash adjustments to net loss	(381)	(121)	(502)	(657)	(111)	(768)
EBITDA	4,647	4,467	9,114	(3,706)	4,885	1,179
Strategic transaction expenses	2,384	—	2,384	—	—	—
Adjusted EBITDA	$7,031	$4,467	$11,498	$(3,706)	$4,885	$1,179

Liquidity and Capital Resources

Our principal sources of cash are amounts earned from the seismic data acquisition services we provide to our clients and our Revolving Credit Note (defined below). Our principal uses of cash are the amounts used to provide these services, including expenses related to our operations and acquiring new equipment. Accordingly, our cash position depends (as do our revenues) on the level of demand for our services. Management believes cash flow from operations, cash on hand and amounts available under our Revolving Credit Note are sufficient to fund operating and investing cash flow requirements, as well as our obligations under the Geospace Notes (defined below), our other indebtedness, and any continued strategic transaction expenses, for at least the next twelve months from the date of the filing of this report.

Cash Flows. Net cash provided by operating activities was $6.0 million for the six months ended June 30, 2026, compared to $16.6 million for the same period of 2025. This decrease was primarily due to changes in working capital.

Net cash used in investing activities was $1.5 million for the six months ended June 30, 2026, compared to $0.3 million for the same period of 2025. The increase in cash used in investing activities was primarily due to an increase in cash capital expenditures to $1.7 million for the first six months of 2026 compared to capital expenditures of $0.7 million for the same period of 2025.

Net cash used in financing activities was $3.6 million for the six months ended June 30, 2026, and was primarily comprised of principal payments of $3 million and $0.6 million under our notes payable and finance leases, respectively. Net cash used in financing activities was $1.5 million for the six months ended June 30, 2025, and was primarily comprised of principal payments of $1.1 million and $0.4 million under our notes payable and finance leases, respectively.

Capital Expenditures. For the six months ended June 30, 2026, we have spent $1.7 million in cash on capital expenditures, primarily for new node channels and rolling stock and maintenance capital requirements. Historically, we have funded most of our capital expenditures through cash flow from operations, cash reserves, equipment term loans and finance leases. Under the Equipment Purchase Agreement, we are partially funding our purchase of new single-node channels utilizing vendor financing in the form of Geospace Notes.

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

The maximum borrowing limit under the Revolving Credit Note is initially $5,035,032, and such amount is reduced by $139,862 on each monthly payment date. During the six months ended June 30, 2026, the Company borrowed and repaid approximately $6.3 million on this revolving credit note. As of June 30, 2026, the amount available to draw on this revolving credit note was approximately $4.1 million, and there were no amounts outstanding. The Borrowers may prepay up to 75% of the then outstanding principal and accrued but unpaid interest at any time without a prepayment fee.

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

Other Indebtedness

The Company paid cash of approximately $4.8 million upon execution of the Equipment Purchase Agreement, paid approximately $0.9 million in cash upon final delivery, and agreed to finance approximately $18.2 million through separate promissory notes to be issued in connection with each delivery of equipment (each, a “Geospace Note” and collectively, the “Geospace Notes”). Each Geospace Note is payable by Dawson Geophysical Company and Dawson Operating, jointly and severally, to GTC. The Geospace Notes  each have a term of 36 months, bear a fixed interest rate of 8.75% annually and may be prepaid in whole or in part at any time without penalty. As of June 30, 2026, the Company has taken delivery of all contracted equipment and issued six Geospace Notes with an aggregate principal of approximately $18.2 million, with $14.7 million outstanding at June 30, 2026.

As of June 30, 2026, we have three outstanding short-term notes payable to finance companies for various insurance premiums totaling $131,000. As of December 31, 2025, we had one outstanding short-term note payable to a finance company for various insurance premiums totaling $258,000.

In addition, we lease certain seismic recording equipment and vehicles under leases classified as finance leases. Our Condensed Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025, include finance leases of $2.6 million and $2.6 million, respectively.

Maturities and Interest Rates of Debt

The following tables set forth the aggregate principal amount (in thousands) under our outstanding notes payable and the interest rates as of June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025
Geospace Notes payable
Aggregate principal amount outstanding	$14,659	$14,731
Interest rate of 8.75%

	June 30, 2026	December 31, 2025
Notes payable to finance company for insurance
Aggregate principal amount outstanding	$131	$258
Interest rates range from 6.60% to 7.49%

The aggregate maturities of notes payable as of June 30, 2026, are as follows (in thousands):

July 2026 - June 2027	$5,979
July 2027 - June 2028	6,381
July 2028 - June 2029	2,430
Obligations under notes payable	$14,790

The aggregate maturities of finance leases (net of imputed interest) as of June 30, 2026, are as follows (in thousands):

July 2026 - June 2027	$1,276
July 2027 - June 2028	839
July 2028 - June 2029	422
July 2029 - June 2030	63
July 2030 - June 2031	—
Obligations under finance leases	$2,600

Interest rates on these leases range from 4.86% to 13.33%.

Contractual Obligations

We believe that our capital resources, including our cash on hand, short-term investments, funds available from our Revolving Credit Note and cash flow from operations will be adequate to meet our current operational needs, including any continued strategic transaction expenses. We believe that we will be able to finance our 2026 capital expenditures through cash flow from operations, borrowings under our Revolving Credit Note or from  other commercial lenders and the Geospace Notes. However, our ability to satisfy working capital requirements, meet debt repayment obligations, and fund future capital requirements will depend principally upon our future operating performance, which is subject to the risks inherent in our business, and will also depend on the extent to which the current economic climate adversely affects the ability of our customers, and/or potential customers, to promptly pay amounts owing to us under their service contracts with us.

Critical Accounting Policies

Information regarding our critical accounting policies and estimates is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 enhances the disclosures required for certain expense captions in the Company's annual and interim consolidated financial statements. This ASU is effective prospectively or retrospectively for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this standard on our disclosures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our market risk profile during the six months ended June 30, 2026. For additional information about our market risk profile, refer to "Quantitative and Qualitative Disclosures About Market Risk" in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective, in all material respects, with regard to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, for information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8 – Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for a discussion of the Company’s legal proceedings.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes in the risk factors  previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	Not applicable.
(b)	None.
(c)	During the three months ended June 30, 2026, none of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Number	Exhibit

3.1	Amended and Restated Certificate of Formation, dated February 9, 2015, filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 16, 2015, and incorporated herein by reference.

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

DAWSON GEOPHYSICAL COMPANY

DATE: August 14, 2026	By:	/s/ William A. Clark
William A. Clark
President and Chief Executive Officer

DATE: August 14, 2026	By:	/s/ Ian Shaw
Ian Shaw
Chief Financial Officer